Form 10-K
period 2018-12-31
Medalist Diversified REIT, Inc.
filed 2019-03-11
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file no: 001-38719

MEDALIST DIVERSIFIED REIT, INC.

Maryland	47-5201540
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

11 S. 12th Street, Suite 401

Richmond, Virginia 23219

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (804) 344-4435

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $19,710,420, based on the public offering price of $10.00 per share of common stock in our Regulation A offering which was terminated on June 19, 2018.

As of March 8, 2019, the registrant had 2,321,582 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

MEDALIST DIVERSIFIED REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are included throughout this Annual Report on Form 10-K. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Annual Report on Form 10-K.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the competitive environment in which we operate;

•	national, international, regional and local economic conditions;

•	capital expenditures;

•	the availability, terms and deployment of capital;

•	financing risks;

•	the general level of interest rates;

•	changes in our business or strategy;

•	fluctuations in interest rates and increased operating costs;

•	our limited operating history;

•	the degree and nature of our competition;

•	our dependence upon our Manager and key personnel;

•	defaults on or non-renewal of leases by tenants;

•	decreased rental rates or increased vacancy rates;

•	our ability to make distributions on shares of our common stock;

•	difficulties in identifying properties to acquire and completing acquisitions;

•	our ability to operate as a public company;

•	potential natural disasters such as hurricanes;

•	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;

•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates; and

•	related industry developments, including trends affecting our business, financial condition and results of operations.

The forward-looking statements contained in this Annual Report on Form 10-K are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to the factors, risks and uncertainties described above, changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date of this Annual Report on Form 10-K. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K, unless the context otherwise requires, references to “we,” “our,” “us,” and “our company” refer to Medalist Diversified REIT, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Medalist Diversified Holdings, LP, a Delaware limited partnership of which we are the sole general partner, except where it is clear from the context that the term only means Medalist Diversified REIT, Inc.

Overview

Medalist Diversified REIT, Inc. was formed in 2015 as a Maryland corporation, to acquire, reposition, renovate, lease and manage income-producing properties, with a primary focus on (i) commercial properties, including flex-industrial, and retail properties, and (ii) multi-family residential properties. We invest primarily in properties across secondary and tertiary markets in the southeastern part of the United States, with a concentration in Virginia, North Carolina, South Carolina, Georgia, Florida and Alabama. Beginning with our taxable year ended December 31, 2017, we believe that we have operated in a manner qualifying us as a REIT, and we have elected to be taxed as a REIT for federal income tax purposes. We are externally managed and advised by Medalist Fund Manager, Inc., a Virginia corporation, or our Manager. Our Manager makes all investment decisions for us. Our Manager is owned fifty percent each by Mr. Bill Elliott and Mr. Tim Messier, who are co-Presidents thereof.

We operate as an UPREIT, and own our properties through our subsidiary, Medalist Diversified Holdings, L.P., a Delaware limited partnership. We may also pursue other real estate-related investments, including but not limited to equity or other ownership interests in entities that are the direct or indirect owners of real property, or indirect investments in real property, such as those that may be obtained in a joint venture. We anticipate that any such equity or joint venture investments to be in controlling interests in such entities. While we do not intend for these types of investments to be a primary focus, we may make such investments in our Manager’s sole discretion. We refer to our investments in real property and our real estate-related investments, collectively, as Investments.

Our company currently has three Investments: (i) the Shops at Franklin Square, a 134,239 square foot retail property located at 3940 East Franklin Boulevard in Gastonia, North Carolina 28056, or the Franklin Square Property, which we acquired on April 28, 2017, (ii) an undivided 64% tenant-in-common interest in the property commonly referred to as the Greensboro Airport Hampton Inn located at 7802 National Service Road in Greensboro, North Carolina, or the Greensboro Hampton Inn, which we acquired on November 3, 2017, and (iii) an undivided 84% tenant-in-common interest in the Shops at Hanover Square North, consisting of two parcels of land containing a 73,440 square foot retail center located at 7230 Bell Creek Road in Mechanicsville, Virginia 23111, or Hanover Square North, which we acquired on May 8, 2018.

Our principal objectives include sourcing value-add Investments in markets in which we maintain deep industry relationships and local market knowledge, and the creation of value for stockholders by utilizing our relationships and local knowledge of commercial real estate investment, management and disposition. There is, however, no assurance that any of these objectives will be achieved.

We may make Investments in properties owned by unaffiliated third parties, our Manager, or affiliates of our Manager, as determined by our Manager in its sole discretion.

Management

Our Manager and its affiliated companies specialize in acquiring, developing, owning and managing value-added commercial real estate in the Mid-Atlantic and Southeast regions. Through their prior experience in the real estate industry, our Manager’s principals and their respective affiliates have developed a strong network of relationships with real estate owners, investors, operators and developers of all sizes and investment formats, across the United States and have a track record of success. We intend to leverage this experience to gain access to and identify suitable Investments, located across secondary and tertiary markets throughout the southeastern part of the United States, primarily in Virginia, North Carolina, South Carolina, Georgia, Florida and Alabama. We do not anticipate making Investments outside of the United States.

Background and Corporate Information

We were incorporated in 2015 for the purpose of raising capital and acquiring a diverse portfolio of real estate assets. On October 5, 2015, we filed an offering statement on Form 1-A, or the Offering Statement, with the SEC to offer a maximum of $50,000,000 in shares of our common stock in an exempt public offering pursuant to Section 3(b)(2) of the Securities Act of 1933, as amended, or our 2018 Exempt Offering, at an offering price of $10.00 per share, which Offering Statement was qualified by the SEC on July 28, 2016. We terminated our 2018 Exempt Offering on June 19, 2018, having received aggregate gross proceeds of $18,758,452 from the sale of 1,995,580 shares of our common stock.

In addition, on November 30, 2018, we issued 240,000 shares of our common stock pursuant to our Registration Statement on Form S-11 which was declared effective by the SEC on November 27, 2018. We issued the shares at an offering price of $10.00 per share for aggregate gross proceeds of $2,400,000.

The principal executive offices of the company and our Manager are located at 11 S. 12th Street, Suite 401, Richmond, Virginia 23219. Our telephone number is (804) 344-4445.

Investment Strategies

Our Manager believes that its focus on value-add and opportunistic commercial real estate provides an attractive balance of risk and returns. Our Manager intends to use some or all of the following strategies to enhance the performance, quality and value of our Investments:

•	proprietary investment sourcing;

•	a rigorous, consistent and replicable process for sourcing and conducting due diligence;

•	appropriate exit strategy;

•	hands-on portfolio management; and

•	focus on opportunistic properties.

Our investment policies provide our Manager with substantial discretion with respect to the selection, purchase and sale of specific Investments, subject to the limitations in our management agreement. We may revise the investment policies without the approval of our stockholders. We will review the investment policies at least annually to determine whether the policies are in the best interests of our stockholders.

Our Portfolio

Our goal is to acquire and own, through wholly owned subsidiaries of our operating partnership, a portfolio of commercial and retail properties located primarily in the southeastern United States. To date, we have acquired the Franklin Square Property, an undivided 64% tenant-in-common interest in the Greensboro Hampton Inn, and an undivided 84% tenant-in-common interest in Hanover Square North. For further information on properties and our tenant base, see “Item 2—Properties.”

Our Competitive Strengths

We believe the experience of our Manager and its affiliates, which we refer to as the Medalist companies, as well as our investment strategies, distinguish us from other real estate companies. Specifically, our competitive strengths include the following:

▪	Experienced and Dedicated Management Team. The Medalist companies consist of a committed management team with experience in all phases of commercial real estate investment, management and disposition. The Medalist management team has 50+ years combined experience in commercial real estate and fixed income capital markets. The Medalist management team has also established a robust infrastructure of service providers, including longstanding relationships with two fully-staffed property managers for assets under management.

▪	Strong Investment Track Record. Our Manager and its affiliates have a strong track record of success. The Medalist companies have acquired and managed an over $152 million commercial real estate portfolio since 2003. Medalist Fund I, LLC, our Manager’s first multi-property investment fund, invested in three properties, representing retail, flex-industrial and multifamily. Those properties were sold in May of 2017, August of 2017, and January of 2018. Medalist Fund I, LLC, paid out its required 8% annualized cash distribution in each consecutive quarter (Q3 of 2013 through Q1 of 2018) out of operating cash flow and paid distributions resulting from the sales of the properties. After taking into account all contributions to and distributions from Medalist Fund I, LLC, Medalist Fund I, LLC had a fund-level IRR of 12.8%. Medalist Fund I, LLC paid approximately 4.9% of its offering proceeds in sales commissions, offering expenses and fees. Medalist Fund I, LLC wound up its investments in late 2018 and is no longer in existence. Medalist Fund II, LLC, our Manager’s second multi-property investment fund has acquired two properties. Medalist Fund II, LLC has paid out its required 7.5% annualized cash distribution in each consecutive quarter (Q1 of 2016 through Q4 of 2018) out operating cash flow. Medalist Fund II’s offering closed on December 31, 2016 and it paid approximately 10.15% of its offering proceeds in sales commissions, offering expenses and fees. Medalist Fund II pays market property management fees.

▪	Strategy of Opportunistic Investing. The Medalist companies have an extensive deal flow network in target markets due to long-standing relationships with brokers and lenders. The Medalist companies focus on value creation through a “hands on” management approach to previously neglected properties and a thorough knowledge of the geographic target area.

▪	Highly Disciplined Investing Approach. The Medalist companies take a time-tested and thorough approach to analysis, management and investor reporting. The Medalist companies also adhere to a rigorous due diligence process, strict acquisition price discipline and prudent leverage levels.

▪	Market Opportunity. The Medalist companies have identified market opportunities in the secondary and tertiary commercial real estate markets and the availability of debt financing at historically low rates.

Competition

We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. We also face competition from other real estate investment programs, for investments that may be suitable for us. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than either us or our Manager. They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital.

Environmental Matters

As the owner of the buildings on our properties, we could face liability for the presence of hazardous materials (e.g., asbestos or lead) or other adverse conditions (e.g., poor indoor air quality) in our buildings. Environmental laws govern the presence, maintenance, and removal of hazardous materials in buildings, and if we do not comply with such laws, it could face fines for such noncompliance. Also, we could be liable to third parties (e.g., occupants of the buildings) for damages related to exposure to hazardous materials or adverse conditions in our buildings, and we could incur material expenses with respect to abatement or remediation of hazardous materials or other adverse conditions in our buildings. In addition, some of our tenants routinely handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject us or our tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to us, and changes in laws could increase the potential liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations. We are not aware of any material contingent liabilities, regulatory matters or environmental matters that may exist.

Staffing

We are externally managed by our Manager pursuant to a management agreement. We do not have any employees and our executive officers are employed by our Manager. Our properties are managed by third party property management companies with whom our Manager contracts.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website at www.sec.gov, or downloaded from our website at www.medalistreit.com, as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC. Access to these filings is free of charge.

ITEM 1A. RISK FACTORS

We have omitted a discussion of risk factors because, as a smaller reporting company, we are not required to provide such information.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2018, we owned the Franklin Square Property, an undivided 64% tenant-in-common interest in the Greensboro Hampton Inn, and an undivided 84% tenant-in-common interest in Hanover Square North:

Name	Type	Description
Franklin Square Property	Retail	134,239 square foot retail property located at 3940 East Franklin Boulevard in Gastonia, North Carolina, 28056, on 10.293 acres, built in 2006 and 2007, that is 92.5% occupied, as of December 31, 2018, and anchored by Ashley Furniture, Monkey Joe’s and Altitude.

Greensboro Hampton Inn	Hotel	Located at 7803 National Service Road, Greensboro, North Carolina, 27409. The hotel has 125 rooms, was built in 1996, is approximately 65,400 square feet and sits on 2.162 acres.

Hanover Square North	Retail	73,440 square foot retail center located at 7230 Bell Creek Road in Mechanicsville, Virginia 23111, on 9.630 acres, built in 2007, that is 96.7% occupied, as of December 31, 2018 and anchored by a Marshalls store and an Old Navy store.

Franklin Square Property

On April 28, 2017, we completed our acquisition of the Franklin Square Property through a wholly owned subsidiary. The purchase price for the Franklin Square Property was $20,500,000 paid through a combination of cash and assumed, secured debt, or the Franklin Square Loan. Our total investment, including acquisition and closing costs, escrows and lease reserves was approximately $22,054,071. The Franklin Square Property, built in 2006 and 2007, was 68 percent leased as of the acquisition date, is anchored by Ashley Furniture, Monkey Joe’s, Allen Tate, Inc. and Altitude Trampoline Park, or Altitude, and is located in Gastonia, North Carolina.

On May 10, 2018, we entered into a lease with Altitude, a national tenant, for 30,000 square feet of rentable space. Altitude’s occupancy commenced in November, 2018 and rent will commence on August 1, 2019. On October 18, 2018, we entered into a lease with Allen Tate, Inc. for 4,156 square feet. Allen Tate’s occupancy commenced on December 1, 2018, and rent will commence on March 1, 2019. Allen Tate’s and Altitude’s occupancy brought the Franklin Square Property’s occupancy rate to 92.5 percent as of December 31, 2018.

The Franklin Square Loan was originally made on February 10, 2016 in the original principal amount of $14,275,000 and assumed by us at acquisition.  The Franklin Square Loan will mature on March 6, 2021. The Franklin Square Loan requires monthly interest only payments during the term. The Franklin Square Loan bears interest at 4.7%. The Franklin Square Loan may be prepaid, subject to certain conditions and limitations contained in the loan documents. The Franklin Square Loan is secured by the Franklin Square Property.

The property is an eight building one-floor retail center totaling approximately 134,239 gross leasable area. The building is concrete slab on grade with spread footings. The exterior walls are a combination of insulation and finish system, metal panel siding, brick veneer and textured CMU. Retail storefronts are double-pane glass set in anodized aluminum frames. The roof is flat with fully-adhered, thermoplastic olefin membrane roof system. The parking area comprises 435 spaces.

As of December 31, 2018, the following are tenants occupying 10% or more of the rentable square footage:

Tenant	Business	Leased Square Footage	Percentage of Rentable Square Footage	Annual Rent	Lease Expiration	Renewal Options
Ashley Furniture	Retail	34,682	25.84%	$612,327	5/31/2022	N/A
Altitude Trampoline Park	Entertainment	30,000	22.35%	$270,000	7/31/2029	7/31/2034 7/31/2039 7/31/2044

The average effective annual rent per square foot for the Franklin Square Property for the year ended December 31, 2018 was $11.98. Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements.

Lease expirations in the next 10 years:

	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028

Leases Expiring	5	4	1	3	1	1	2	0	2	0

Square Footage	8,900	12,034	4,260	38,338	4,235	4,156	16,008	0	6,190	0

Annual Rent	$211,525	$246,958	$89,460	$688,007	$93,170	$83,120	$164,951	$0	$133,798	$0

Percentage of Aggregate Annual Rent	10.7%	12.5%	4.5%	34.7%	4.7%	4.2%	8.3%	0%	6.8%	0%

Greensboro Hampton Inn

On November 3, 2017, we purchased an undivided 64% tenant-in-common interest in the property commonly referred to as the Greensboro Airport Hampton Inn located at 7802 National Service Road in Greensboro, North Carolina, or the Greensboro Hampton Inn. The purchase price for the Greensboro Hampton Inn was $15,100,000. The Greensboro Hampton Inn has 125 rooms, was built in 1996, is approximately 65,400 square feet and sits on 2.162 acres. In the transaction, our operating partnership acquired an undivided sixty-four percent (64%) tenant-in-common interest in the Greensboro Hampton Inn and PMI Greensboro, LLC, or PMI Greensboro, a noncontrolling owner, acquired the remaining undivided thirty-six percent (36%) tenant-in-common interest, each from Medalist Properties 8, LLC, a Delaware limited liability company and affiliate of our company.

The purchase price, closing costs and acquisition fee for the Greensboro Hampton Inn was financed with (a) $7,823,312 in equity, comprised of (i) $4,048,281 in cash from our company, (ii) $300,000 in the form of 3,000 shares of our common stock, (iii) $1,175,000 in the form of 125,000 common units of limited partnership interest in our operating partnership, or OP Units, and (iv) $2,300,031 in cash from PMI Greensboro, and (b) net mortgage loan proceeds of $10,181,309 from a senior mortgage loan made by Benefit Street Partners Realty Operating Partnership, L.P., or the Greensboro Lender, in the original principal amount of $10,600,000, or the Greensboro Senior Loan.

The cash portion of the amount contributed by us was financed by (i) a short-term loan made by Virginia Commonwealth Bank in the original principal amount of $1,500,000, or the Virginia Commonwealth Bank Loan, (ii) a short-term loan made by Medalist Fund I, LLC, our affiliate, in the original principal amount of $252,000, or the Fund I Loan, (iii) a short-term loan made by Medalist Fund II, LLC, our affiliate, in the original principal amount of $150,000, or the Fund II Loan, (iv) a short-term loan from Medalist Properties 8, LLC, our affiliate and the seller of the Greensboro Airport Hampton Inn Property, in the original principal amount of $125,238, or the Seller Loan, (v) a short-term loan from K&R Automotive in the original principal amount of $100,000, or the K&R Loan, and (vi) a short-term loan from Medalist Fund I-B, LLC, our affiliate, in the original principal amount of $50,000, or the Fund I-B Loan.

The Greensboro Senior Loan has an initial 36-month term, maturing on November 9, 2020. The borrowers, however, have extension options, which if exercised, could extend the maturity date of the Greensboro Senior Loan for two (2) successive 12-month periods. The Greensboro Senior Loan requires monthly interest only payments during the 36-month term. The Greensboro Senior Loan bears interest at the greater of (i) 5.0% plus the Adjusted LIBOR rate (which is calculated by multiplying the LIBOR rate by the resulting reciprocal fraction of 1.0 less the reserve percentage of the Greensboro Lender, and (ii) 6.1%. The Greensboro Senior Loan may be prepaid, subject to certain conditions and payments. The Greensboro Senior Loan is secured by the Greensboro Hampton Inn.

The Virginia Commonwealth Bank Loan carried interest at the rate of 4.223%.  The Virginia Commonwealth Bank Loan was repaid on January 24, 2018, including interest and loan fees, using $1,537,456 in proceeds from the 2018 Exempt Offering.

The Fund I Loan, the Fund II Loan, the Seller Loan, the K&R Loan and the Fund I-B Loan were repaid on January 31, 2018, including interest, with $705,138 in proceeds from the 2018 Exempt Offering.  The Fund I Loan, the Fund II Loan, the K&R Loan and the Fund I-B Loan were issued at interest rates of 5%, and the Seller Loan was an interest free loan.

In connection with our acquisition of the Greensboro Hampton Inn, we, through a subsidiary, entered into the Tenants in Common Agreement with PMI Greensboro, as amended, or the Greensboro TIC Agreement. Among other approvals, under the Greensboro TIC Agreement, the consent of both tenants in common is required to approve (i) any lease, sublease, deed restriction, or grant of easement of/on all or any portion of the Greensboro Hampton Inn, (ii) any sale or exchange of the Greensboro Hampton Inn, or (iii) any indebtedness or loan, and any negotiation or refinancing thereof, secured by a lien on the Greensboro Hampton Inn. In the event the tenants in common are unable to agree on a decision which requires the consent of both tenants in common, a tenant in common may purchase the undivided interest of the other tenant in common subject to certain rights contained in the Greensboro TIC Agreement.

The Greensboro Hampton Inn’s average occupancy rate, average daily rate, or ADR and RevPAR for the year ended December 31, 2018:

Period	Average Occupancy Rate	ADR	RevPAR

Year Ended December 31, 2018	67.62%	$117.83	$79.71

Hanover Square North

On May 8, 2018, we acquired an undivided 84% tenant-in-common interest in the Shops at Hanover Square North from COF North, LLC, a Virginia limited liability company. The property is comprised of (i) an approximately 73,440 square foot retail center located on 8.766 acres of land at 7230 Bell Creek Road in Mechanicsville, Virginia 23111 and (ii) a contiguous, undeveloped parcel of land totaling 0.864 acres. We refer to both parcels herein as Hanover Square North. The contract purchase price for Hanover Square North was $12,173,000. We acquired Hanover Square North with $3,291,404 in cash from us, $648,120 in cash from an unaffiliated tenant-in-common, and the assumption of a secured loan of approximately $8,527,315 from Langley Federal Credit Union, which amount was increased by an additional $372,685, or the Hanover Square North Loan. In connection with the acquisition, we paid our Manager an acquisition fee of $252,451. Our company purchased Hanover Square North as a tenant-in-common with PMI Hanover Square, LLC, an unaffiliated party. Our company acquired an 84% interest in Hanover Square North, and PMI Hanover Square, LLC owns the remaining 16% interest. The retail center forming a part of Hanover Square North was built in 2007 and, as of December 31, 2018, was 96.7% occupied.

 We assumed the Hanover Square North Loan as of the closing of the acquisition. The Hanover Square North Loan matures on December 1, 2027. The Hanover Square North Loan requires monthly payments of principal, on a 25-year amortization schedule, and interest during the term. The Hanover Square North Loan bears interest at 4.90% through January 1, 2023, at which time the interest rate will be adjusted to the daily average yield on US Treasury securities adjusted to a constant maturity of five years, plus 3.10% with an interest rate floor of 4.90%. The Hanover Square North Loan is secured by the developed parcel of Hanover Square North.

In connection with our acquisition of Hanover Square North, we, through a subsidiary, entered into the Tenants in Common Agreement with PMI Hanover SQ, LLC, or the Hanover Square TIC Agreement. Among other approvals, under the Hanover Square TIC Agreement, the consent of both tenants in common is required to approve (i) any lease, sublease, deed restriction, or grant of easement of/on all or any portion of Hanover Square North, (ii) any sale or exchange of Hanover Square North, or (iii) any indebtedness or loan, and any negotiation or refinancing thereof, secured by a lien on Hanover Square North. In the event the tenants in common are unable to agree on a decision which requires the consent of both tenants in common, a tenant in common may purchase the undivided interest of the other tenant in common subject to certain rights contained in the Hanover Square North TIC Agreement.

As of December 31, 2018, the following are tenants occupying 10% or more of the rentable square footage:

Tenant	Business	Leased Square Footage	Percentage of Rentable Square Footage	Annual Rent	Lease Expiration	Renewal Options
Old Navy	Retail	15,000	20.42%	$208,800	4/30/2022	4/30/2027
Marshall’s	Retail	28,000	38.13%	$322,000	2/28/2022	2/28/2027 2/28/2032 2/28/2037

The average effective annual rent per square foot for the Hanover Square North property for the year ended December 31, 2018 was $14.71. Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements. For the year ended December 31, 2018, we owned Hanover Square North for eight months, the period on which the average annual rent per square foot is based. Lease expirations in the next 10 years:

8

	2019	2020	2021	2022	2023	2024	2025	2026	2027	2028

Leases Expiring	1	2	0	6	2	0	0	0	0	0

Square Footage	1,940	5,200	0	57,900	6,000	0	0	0	0	0

Annual Rent	$39,898	$97,915	$0	$855,486	$125,952	$0	$0	$0	$0	$0

Percentage of Aggregate Annual Rent	2.6%	7.1%	0%	78.8%	8.2%	0%	0%	0%	0%	0%

ITEM 3. LEGAL PROCEEDINGS

We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of their business. We are not presently subject to any material litigation nor, to our knowledge, is any other litigation threatened against us, other than routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and all of which collectively are not expected to have a material adverse effect on our liquidity, results of operations or business or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “MDRR” since November 28, 2018. Prior to that time, there was no public market for our common stock. On March 8, 2019, the closing sale price of our common stock on the Nasdaq Capital Market was $7.30. On February 14, 2019, we had 398 holders of record of our common stock. This figure may not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

We intend to continue to declare quarterly distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Internal Revenue Code of 1986, as amended, and no assurance can be given as to the amounts or timing of future distributions.

Recent Sales of Unregistered Securities

During January and February 2018, our company issued 839,080 shares of common stock at $10.00 per share, subject to issuance costs and discounts. The net proceeds were used to (i) retire the short-term notes payable used to finance the purchase of the Greensboro Hampton Inn and (ii) fund our acquisition of Hanover Square North, which closed in May 2018. These shares were issued pursuant to an exemption from registration pursuant to Section 3(b)(2) of the Securities Act.

During June 2018, our company issued 8,500 shares of common stock at $10.00 per share, subject to issuance costs and discounts. The net proceeds were used for working capital and general corporate purposes. These shares were issued pursuant to an exemption from registration pursuant to Section 3(b)(2) of the Securities Act.

On October 4, 2018, our company issued warrants to purchase 49,890 shares of our common stock at a price of $0.001 per warrant. The warrants are exercisable from October 9, 2019 through July 8, 2021 at a price of $12.50. The warrants were issued pursuant to an exemption from registration pursuant to Section 4(a)(2) the Securities Act.

Use of Proceeds from Initial Public Offering

We completed our initial registered public offering on Form S-11 (File No. 333-227098) on November 30, 2018, or our IPO, pursuant to which we issued an aggregate of 240,000 shares of our common stock and received approximately $1,838,727 in net proceeds, inclusive of $192,000 in underwriter discounts and $345,273 in expenses paid by us in connection with the IPO. Maxim Group LLC served as the sole underwriter in our IPO. We utilized $250,176 of such proceeds to pay a cash dividend and $732,730 for general working capital purposes, including short-term advances to the Greensboro Hampton Inn to fund property improvements, with the remaining $855,821 kept as cash on hand.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with, the consolidated financial statements and the related notes thereto of Medalist Diversified REIT, Inc. as of and for the years ended December 31, 2018 and December 31, 2017.

This management’s discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with those statements. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors.

Company Overview

Medalist Diversified REIT, Inc. is a Maryland corporation formed on September 28, 2015. Beginning with our taxable year ended December 31, 2017, we believe that we have operated in a manner qualifying us as a REIT, and we have elected to be taxed as a REIT for federal income tax purposes. Our company serves as the general partner of Medalist Diversified Holdings, LP which was formed as a Delaware limited partnership on September 29, 2015.

Our company was formed to acquire, reposition, renovate, lease and manage income-producing properties, with a primary focus on (i) commercial properties, including flex-industrial, limited service hotels, and retail properties, and (ii) multi-family residential properties in secondary and tertiary markets in the southeastern part of the United States, with an expected concentration in Virginia, North Carolina, South Carolina, Georgia, Florida and Alabama. We may also pursue, in an opportunistic manner, other real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, indirect investments in real property, such as those that may be obtained in a joint venture. While these types of investments are not intended to be a primary focus, we may make such investments in our Manager’s discretion.

Our company is externally managed by Medalist Fund Manager, Inc. The Manager makes all investment decisions for our company. The Manager and its affiliated companies specialize in acquiring, developing, owning and managing value-added commercial real estate in the Mid-Atlantic and Southeast regions. The Manager oversees our company’s overall business and affairs and has broad discretion to make operating decisions on behalf of our company and to make investment decisions. The Company’s stockholders are not involved in its day-to-day affairs.

 As of December 31, 2018, our company owned and operated three investment properties, the Shops at Franklin Square (the “Franklin Square Property”), a 134,239 square foot retail property located in Gastonia, North Carolina (the Greensboro Hampton Inn) a hotel with 125 rooms on 2.162 acres in Greensboro, North Carolina and the Hanover North Shopping Center (“Hanover Square North”), a 73,440 square foot retail property located in Mechanicsville, Virginia. As of December 31, 2018, we owned 64% of the Greensboro Hampton Inn as a tenant in common with a noncontrolling owner which owned the remaining 36% interest. The tenants in common lease the Greensboro Hampton Inn to a taxable REIT subsidiary that is also owned 64% by us and 36% by the noncontrolling owner. As of December 31, 2018, we owned 84% of Hanover Square North as a tenant in common with a noncontrolling owner which owned the remaining 16% interest.

Recent Trends and Activities

There have been several significant events in 2017 and 2018 that have impacted our company. These events are summarized below.

Equity Issuances

During 2017 our company issued 1,148,000 shares of common stock at $10.00 per share subject to issuance costs and discounts. The net funds after issuance costs were used for the acquisition of our company’s first two investment properties. In addition, our company issued 125,000 operating partnership units, or OP Units, in exchange for $1,175,000 in contributions of equity in the Greensboro Hampton Inn.

In January 2018, our company issued and sold 775,460 shares of common stock, and in February 2018, our Company issued and sold 63,620 shares of common stock at an offering price of $10.00 per share. Net proceeds from the issuances totaled $7,684,167, which includes the impact of discounts and offering costs, including the underwriters' selling commissions and legal, accounting and other professional fees. The net funds after issuance costs were used to (i) retire the short-term notes payable used to finance the purchase of the Greensboro Hampton Inn and (ii) fund our company’s acquisition of Hanover Square North, which closed on May 8, 2018.

On June 6, 2018, our company issued and sold 8,500 shares of common stock at an offering price of $10.00 per share. Net proceeds from the issuances totaled $65,825, which includes the impact of discounts and offering costs, including the underwriters' selling commissions and legal, accounting and other professional fees.

On November 30, 2018, our company issued and sold 240,000 shares of common stock at an offering price of $10.00 per share. Net proceeds from the issuances totaled $1,838,727, which includes the impact of discounts and offering costs, including the underwriters' selling commissions and legal, accounting and other professional fees.

On August 31, 2018, the Company’s Board of Directors approved a grant of 80,000 shares of Common Shares to two employees of the Manager who also serve as directors of the Company and a grant of 6,000 Common Shares to the Company’s three independent directors. The effective date of the grants was December 4, 2018, the date on which the registration of the Plan shares was effective. The Common Shares granted vest immediately, but will be restricted for six months by a lock-up agreement associated with the Company’s sale of its Common Shares on November 27, 2018. In addition, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the Common Shares vest immediately, the fair value of the grants, or $790,340, was recorded to expense on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

Our Company also incurred $299,624 in other issuance costs during the year ended December 31, 2018.

2017 Acquisitions

The Shops at Franklin Square

On April 28, 2017, we completed our acquisition of the Franklin Square Property through a wholly owned subsidiary. The purchase price for the Franklin Square Property was $20,500,000 paid through a combination of cash and assumed, secured debt. Our total investment, including acquisition and closing costs, escrows and lease reserves was approximately $22,054,071. The Franklin Square Property, built in 2006 and 2007, was 68 percent leased as of the acquisition date, was anchored by Ashley Furniture and Monkey Joe’s as of the acquisition date, and is located in Gastonia, North Carolina.

On May 10, 2018, we entered into a lease with Altitude Trampoline Park, or Altitude, a national tenant, for 30,000 square feet of rentable space. Altitude’s occupancy commenced in November 2018 and rent will commence on August 1, 2019. On October 18, 2018, we entered into a lease with Allen Tate, Inc. for 4,156 square feet. Allan Tate’s occupancy commenced on December 1, 2018, and rent will commence on March 1, 2019. Allen Tate’s and Altitude’s occupancy brought the Franklin Square Property’s occupancy rate to 92.5 percent as of December 31, 2018.

Greensboro Airport Hampton Inn

On November 3, 2017 we completed our acquisition of an undivided 64 percent tenant-in-common interest in the Greensboro Hampton Inn through a wholly owned subsidiary. The total purchase price for the Greensboro Hampton Inn was $15,100,000, paid through a combination of cash provided by our company, the issuance of 125,000 OP Units, the incurrence of new mortgage debt in the original principal amount of $10,600,000 and approximately $2,300,000 in cash provided by PMI Greensboro. The total investment, including acquisition, closing costs, escrow deposits and a reserve for property improvements required under the Greensboro Hampton Inn’s franchise agreement, was $18,004,621. The hotel has 125 rooms and was built in 1996.

2018 Acquisition

Hanover North Shopping Center

On May 8, 2018 we completed our acquisition of an undivided 84 percent tenant-in-common interest in Hanover Square North through a wholly owned subsidiary. The contract purchase price for Hanover Square North was $12,173,000. We acquired Hanover Square North with $3,291,404 in cash, $648,120 in cash from an unaffiliated tenant-in-common, and the assumption of a secured loan of approximately $8,527,315 from Langley Federal Credit Union, which amount was increased by an additional $372,685 (the “Hanover Square North Loan”). Hanover Square North is located in Mechanicsville, Virginia and consists of approximately 73,440 square feet of improvements located on an 8.766 acre parcel of land (the “Developed Parcel”) and a contiguous, undeveloped parcel of land totaling 0.864 acres. As of December 31, 2018, Hanover Square North was approximately 96.7% occupied.

Financing Activities

Our company financed its acquisitions of the three properties through mortgages, as follows:

				Balance
	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2018	2017
Franklin Square	Interest only	4.7%	October 2021	$14,275,000	$14,275,000
Hampton Inn (a)	Interest only	Variable	November 2020	10,600,000	10,600,000
Hanover Square (b)	$ 51,993	4.9%	December 2027	8,772,562	-

(a)	The mortgage loan for the Greensboro Hampton Inn bears interest at a variable rate based on LIBOR with a minimum rate of 6.1%. The interest rate payable is the USD LIBOR one-month rate plus 5%. For the years ended December 31, 2018 and 2017, respectively, the rates in effect for the Greensboro Hampton Inn mortgage loan were 7.5 percent and 6.5 percent.

(b)	As part of its acquisition of Hanover Square North, our company assumed a secured loan of $8,527,315 from Langley Federal Credit Union and incurred additional mortgage debt of $372,685, also from Langley Federal Credit Union (the “Hanover Square North Loan”). The Hanover Square North Loan matures on December 1, 2027 and requires monthly payments of principal, on a 25-year amortization schedule, and interest during the term. The Hanover Square North Loan will bear interest at 4.90% through January 1, 2023, at which time the interest rate will be adjusted to the daily average yield on US Treasury securities adjusted to a constant maturity of five years, plus 3.10% with an interest rate floor of 4.90%. The fixed monthly payment includes principal and interest. The Hanover Square North Loan is secured by the Developed Parcel of Hanover Square North.

On November 3, 2017, our company entered into an Interest Rate Protection Transaction to limit our company’s exposure to increases in interest rates on the variable rate mortgage loan on the Greensboro Hampton Inn. Under this agreement, our company’s interest rate exposure is capped at 7 percent if USD 1-Month LIBOR BBA exceeds 2 percent. As of December 31, 2018, USD 1-Month LIBOR was 2.51988 percent. In accordance with the guidance on derivatives and hedging, our company records all derivatives on the balance sheet at fair value. Our company reports the changes in the fair value of the derivative in other income.

Beginning in July 2018, the USD 1-Month LIBOR BBA rate exceeded two percent and remained in excess of two percent on each subsequent monthly valuation date from July 2018 through December 31, 2018. Accordingly, the Company received the following payments under the Interest Rate Protection Transaction, all of which were recorded as a reduction to interest expense:

Period	Payment Received	Period	Payment Received
July 2018	$1,104	October 2018	$2,209
August 2018	$1,141	November 2018	$3,423
September 2018	$1,141	December 2018	$3,312

In addition, our company issued the following short-term loans on November 3, 2017 to finance the purchase of the Greensboro Hampton Inn. These loans remained outstanding as of December 31, 2017:

Loan payable to Virginia Commonwealth Bank	$1,500,000
Loan payable to Medalist Fund I	252,000
Loan payable to Medalist Fund II	150,000
Loan payable to Medalist Properties 8	125,538
Loan payable to K&R Automotive	100,000
Loan payable to Medalist Fund I-B	50,000
$2,177,538

On January 29, 2018, the Company repaid the following short-term note payable, with interest:

Loan payable to Virginia Commonwealth Bank (a)             $1,500,000

Interest paid on this loan totaled $37,456, including a loan fee due of $22,500 which was paid at the time of the principal repayment and which was recorded as interest during the year ended December 31, 2018, and $4,985 and $9,971 of interest accrued during the years ended December 31, 2018 and 2017, respectively.

On January 29, 2018, the Company repaid the following related party short-term notes payable, with interest:

	Principal	Interest
Loan payable to Medalist Fund I (b)	$252,000	$12,600
Loan payable to Medalist Fund II (b)	150,000	7,500
Loan payable to Medalist Properties 8 (c)	125,538	0
Loan payable to K&R Automotive (b)	100,000	5,000
Loan payable to Medalist Fund I-B (b)	50,000	2,500
	$677,538	$27,600

(a)	Interest rate of 4.223 percent per annum

(b)	Interest rate of 5 percent for the term of the loan

(c)	Short term loan from seller of the Greensboro Hampton Inn which did not bear interest.

On a weighted average basis, the effective interest rate on the short-term loans payable was 8.0 percent per annum. Each loan was issued on November 2, 2017 and the proceeds were used to fund the purchase of the Greensboro Hampton Inn.

As of December 31, 2018, the Company had no notes payable, short term or related party notes payable, short term outstanding.

Off-Balance Sheet Arrangements

As of December 31, 2018, we have no off-balance sheet arrangements.

Summary of Critical Accounting Policies

The preparation of consolidated financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex or significant judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, “Summary of Significant Accounting Policies,” of our Consolidated Financial Statements. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

Revenue Recognition

Principal components of our total revenues for our retail properties include base rents and tenant reimbursements. We accrue minimum (base) rent on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. Certain lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent) which we recognize when the tenants achieve the specified targets as defined in their lease agreements. We periodically review the valuation of the asset/liability resulting from the straight-line accounting treatment of our leases in light of any changes in lease terms, financial condition or other factors concerning our tenants.

Rents and Other Tenant Receivables

We record a tenant receivable for amounts due from tenants such as base rents, tenant reimbursements and other charges allowed under the lease terms. We periodically review tenant receivables for collectability and determine the need for an allowance for the uncollectible portion of accrued rents and other accounts receivable based upon customer creditworthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. We consider a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other actions per the lease.

Acquisition of Investments in Real Estate

The adoption of ASU 2017-01, as discussed in Note 2, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements included in this report, has impacted our accounting framework for the acquisition of investment properties. Upon acquisition of investment properties, the Company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities, including in-place leases, above- and below-market leases, tenant relationships and assumed debt based on evaluation of information and estimates available at that date. Fair values for these assets are not directly observable and estimates are based on comparable market data and other information which is subjective in nature, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

Impairment of Long-Lived Assets

We periodically review investment properties for impairment on a property-by-property basis to identify any events or changes in circumstances that indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. If any such events or changes in circumstances are identified, we perform a formal impairment analysis. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We estimate fair value using data such as operating income, estimated capitalization rates or multiples, leasing prospects and local market information.

The Company also reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually.

REIT Status

We are a Maryland corporation that has elected to be treated, for U.S. federal income tax purposes, as a REIT. We elected to be taxed as a REIT under the Code for the year ended December 31, 2017 and have not revoked such election. A REIT is a corporate entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, we generally will not be subject to corporate level federal income tax on our taxable income if we annually distribute 100% of our taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to regular federal and state corporate income taxes and may not be able to elect to qualify as a REIT for four subsequent taxable years. Our qualification as a REIT requires management to exercise significant judgment and consideration with respect to operational matters and accounting treatment. Therefore, we believe our REIT status is a critical accounting estimate.

Liquidity and Capital Resources

Our business model is intended to drive growth through acquisitions. Access to the capital markets is an important factor for our continued success. We expect to continue to issue equity in our company through our offering with proceeds being used to acquire additional target properties.

Our liquidity needs are primarily to fund (i) operating expenses and cash dividends; (ii) property acquisitions; (iii) deposits and fees associated with long-term debt financing for our properties; (iv) recurring capital expenditures; (v) debt repayments; (vi) payment of principal of, and interest on, outstanding indebtedness; and (vii) corporate and administrative costs.

 Internal liquidity will be provided solely by the rental receipts from our real properties. The only external liquidity source we have currently identified is our ongoing efforts to raise capital by the issuance of shares of common stock. During 2017 our company issued 1,148,000 shares of common stock at $10 per share, subject to issuance costs and discounts. The net funds after offering costs were used for the acquisition of our company’s first two investment properties. During January and February 2018 our company issued 839,080 shares of common stock at $10 per share subject to issuance costs and discounts. The net funds after issuance costs were used to (i) retire the short term notes payable used to finance the purchase of the Greensboro Hampton Inn and (ii) fund our company’s acquisition of Hanover Square North, which closed on May 8, 2018. On June 6, 2018, our company issued 8,500 shares of common stock at an offering price of $10 per share.

We completed our initial registered public offering on Form S-11 on November 30, 2018, or our IPO, pursuant to which we issued an aggregate of 240,000 shares of our common stock and received approximately $1,838,727 in net proceeds. We have contributed the net proceeds of our IPO for OP Units. We utilized $250,176 of such proceeds to pay a cash dividend and $732,730 for working capital purposes, including short-term advances to the Greensboro Hampton Inn to fund property improvements. with the remaining $855,821 kept as cash on hand.

Cash Flows

Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017

At December 31, 2018, our consolidated cash on hand totaled $1,327,424 compared to consolidated cash on hand of $263,002 at December 31, 2017. Cash flows from operating activities, investing activities and financing activities for the years ended December 31, 2018 and 2017 are as follows:

Operating Activities

During 2017 the Company acquired and commenced operations of its first two operating properties, the Franklin Square Property in May 2017 and the Greensboro Hampton Inn in November 2017. During 2018 the Company acquired and commenced operations of its third property, Hanover Square North in May 2018.

During the year ended December 31, 2018 our cash flows used in operating activities increased to $450,766 from $43,847 during the year ended December 31, 2017. Our net loss increased from $968,548 for the year ended December 31, 2017 to $2,991,153 for the year ended December 31, 2018, but this was driven by increases in non-cash items, including an increase in depreciation and amortization of $1,300,177, share based compensation costs of $790,340 and a loss on impairment of $191,578. Excluding these non-cash items, our net cash provided by operating activities was $305,057 for the year ended December 31, 2018, an increase of $481,228 over the net cash, as adjusted for non-cash items, used in operating activities of $176,171 for the year ended December 31, 2017. Changes in assets and liabilities, net of acquisitions (working capital) used $755,823 in cash for the year ended December 31, 2018, compared to providing $132,324 in cash for the year ended December 31, 2017, a decrease of $888,147. This was driven primarily by the Company’s payment of accounts payable and accrued liabilities.

Investing Activities

During the year ended December 31, 2018, our cash flows used in investing activities were $5,153,863 compared to cash flows used in investing activities of $23,923,247 during the year ended December 31, 2017. During the year ended December 31, 2018, cash used in investing activities included $4,312,209 for the acquisition of Hanover Square North, $349,699 in capital expenditures for leasing commissions and tenant improvements for the Franklin Square Property, $6,115 in leasing commissions for the Hanover Square Property, and $630,656 for interior and exterior renovations at the Greensboro Hampton Inn. Additionally, $423,747 in advance deposits for furniture and fixtures was incurred and paid related to the Greensboro Hampton Inn renovation. Funds released from property capital reserves offset some of these capital expenditures. During the year ended December 31, 2017, investing activities were related to the acquisition of the Greensboro Hampton Inn and capital expenditures were related to tenant improvements for the Franklin Square Property.

Financing Activities

During the year ended December 31, 2018, our cash flows provided by financing activities were $6,669,051 compared to $24,230,014 during the year ended December 31, 2017. During the year ended December 31, 2018, our company generated net proceeds, after offering costs, from its common stock issuances, of $9,289,095. Additionally, we repaid short term notes payable of $2,177,538, paid dividends and distributions of $1,213,840, and incurred new mortgage debt associated with Hanover Square North of $372,685 which payable proceeds were $250,652 after deducting loan issuance costs that were incurred and capitalized of $122,033. The Company made $127,438 in principal payments on the Hanover Square North mortgage payable. During the year ended December 31, 2017, our company generated net proceeds, after offering costs, from our common stock issuances of $9,993,822 and paid dividends and distributions of $422,686. Additionally, our company issued notes payables and related party payables which generated proceeds of $2,177,538, incurred new mortgage debt associated with the purchase of the Greensboro Hampton Inn of $10,181,309, and accepted $2,300,031 in investment of noncontrolling interests associated with the purchase of the Greensboro Hampton Inn.

Non-cash financing activities that did not affect our cash flows provided by financing activities include the assumption of mortgage debt of $8,527,315 associated with Hanover Square North and $14,275,000 associated with the purchase of the Franklin Square Property,

Future Liquidity Needs

Liquidity for general operating needs and our company’s investment properties is provided solely by the rental receipts from those properties. Liquidity for growth (acquisition of new investment properties) will be provided by additional equity issuances, net of issuance costs.

In addition to the funding of our ongoing operations, our primary liquidity needs at December 31, 2018 were to provide funding for the ongoing costs associated with our company’s continuing efforts to raise capital through the issuance of additional shares of common stock. We anticipate that these costs will be funded by proceeds from the future issuances of common stock.

Results of Operations

Comparison of Year Ended December 31, 2018 to Year Ended December 31, 2017

Total Revenue

Total revenue was $6,589,951 for the year ended December 31, 2018, consisting of $2,049,580 in revenues from the Franklin Square Property, $864,202 in revenues from Hanover Square North (which was owned by our company for eight months during 2018) and $3,676,169 in revenues from the Greensboro Hampton Inn. Total revenue was $1,724,657 for the year ended December 31, 2017, consisting of $1,325,155 in revenues from the Franklin Square Property (which was owned by our company for eight months during 2017) and $399,502 in revenues from the Greensboro Hampton Inn (which was owned by our company for two months during 2017).

Total revenues for the year ended December 31, 2018 increased by $4,865,294 over the year ended December 31, 2017. This increase was a result of owning the two properties acquired in 2017 for a full year in 2018 and new revenues from the acquisition of Hanover Square North.

Total Operating Expenses

Total operating expenses for the year ended December 31, 2018 were $7,654,864, consisting of $758,232 in expenses for the Franklin Square Property, $218,236 for Hanover Square North, $2,608,825 for the Greensboro Hampton Inn, $790,340 of share based compensation expenses, $938,049 of legal, accounting and other professional fees, $106,281 in corporate general and administrative expenses, a $191,478 loss on impairment and $2,043,323 in depreciation and amortization expenses.

Total operating expenses for the year ended December 31, 2017 were $2,009,784, consisting of $602,970 in expenses for the Franklin Square Property, $356,427 for the Greensboro Hampton Inn, $253,056 of legal, accounting and other professional fees, $54,185 of corporate general and administrative expenses, and $743,146 in depreciation and amortization expenses.

Total operating expenses for the year ended December 31, 2018 increased by $5,645,080 over the year ended December 31, 2017. This increase was a result of owning the two properties acquired in 2017 for a full year in 2018, owning Hanover Square North for eight months during 2018, the share based compensation costs incurred during 2018 and the loss on impairment recognized during 2018.

Interest Expense

Interest expense for the year ended December 31, 2018 was $1,917,183. This consisted of (i) $680,242 in mortgage interest and $18,552 in amortization of loan issuance costs for the Franklin Square Property, (ii) $761,544 in mortgage interest, $139,560 in amortization of loan issuance costs and $12,330 in payments (recorded as a reduction in interest expense) from the interest rate cap transaction for the Greensboro Hampton Inn, (iii) $280,377 in mortgage interest and $8,488 in amortization of loan issuance costs for Hanover Square North and (iv) other interest of $40,750.

Interest expense for the year ended December 31, 2017 was $766,857. This consisted of (i) $512,482 in mortgage interest, $12,369 in amortization of loan issuance costs and $43,681 in interest on an acquisition bridge loan for the Franklin Square Property, (ii) $137,726 in mortgage interest and $23,261 in amortization of loan issuance costs for the Greensboro Hampton Inn, (iii) $18,400 in interest on related party short-term notes payable, (iv) $9,971 in interest on a short term note payable and (v) $8,967 in miscellaneous interest.

Total interest expense for the year ended December 31, 2018 increased by $1,150,326 over the year ended December 31, 2017. This increase was a result of owning two of our properties for a full year in 2018 and new interest expense from the acquisition of Hanover Square North in 2018.

Other Income

On November 3, 2017, our company entered into an Interest Rate Protection Transaction to limit our company’s exposure to increases in interest rates on the variable rate mortgage loan on the Greensboro Hampton Inn. Under this agreement, our company’s interest rate exposure is capped at 7% if USD 1-Month LIBOR BBA exceeds 2%. As of December 31, 2018, USD 1-Month LIBOR was 2.51988%. In accordance with the guidance on derivatives and hedging, our company records all derivatives on the balance sheet at fair value. Our company reports the changes in the fair value of the derivative in other income. As of December 31, 2018, the fair value of the Interest Rate Protection Transaction was $126,797, an increase of $43,361 over the December 31, 2017 fair value. This increase in fair value was recognized as other income during the year ended December 31, 2018.

Beginning in July 2018, the USD 1-Month LIBOR BBA rate exceeded 2 percent and remained in excess of 2 percent on each monthly valuation date during the period ended December 31, 2018. Accordingly, the Company received the following payments under the Interest Rate Protection Transaction, all of which were recorded as a reduction to interest expense:

Period	Payment Received	Period	Payment Received
July 2018	$1,104	October 2018	$2,208
August 2018	$1,141	November 2018	$3,423
September 2018	$1,141	December 2018	$3,312

The Company also recognized $733 and $0 in interest income on cash balances held in a money market account for the years ended December 31, 2018 and 2017, respectively.

Net Loss

Total net loss was $2,991,153 for the year ended December 31, 2018, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $2,743,323. Total net loss was $968,548 for the year ended December 31, 2017, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $847,919.

Total net loss for the year ended December 31, 2018 increased by $2,022,605 over the year ended December 31, 2017, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, total net loss for the year ended December 31, 2018 increased by $1,895,404 over the year ended December 31, 2017. This increase was primarily a result of owning two of our properties for a full year in 2018 and owning Hanover Square North for eight months during 2018.

Funds from Operations

We use Funds from operations (“FFO”), a non-GAAP measure, as an alternative measure of our operating performance, specifically as it relates to results of operations and liquidity. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in its March 1995 White Paper (as amended in November 1999, April 2002 and December 2018). As defined by NAREIT, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs and above and below market leases) and after adjustments for unconsolidated partnerships and joint ventures. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, while historically real estate values have risen or fallen with market conditions. Accordingly, we believe FFO provides a valuable alternative measurement tool to GAAP when presenting our operating results.

NAREIT’s December 2018 White Paper states, “FFO of a REIT includes the FFO of all consolidated properties, including consolidated, partially owned affiliates”. Additionally, since the adjustments to GAAP net income, such as depreciation and amortization, used in the reconciliation of net income (loss) to determine FFO are not allocated between shareholders and noncontrolling interests (i.e. 100% of depreciation and amortization are “added back” without reduction to reflect the noncontrolling owners’ interest in such items), the Company believes that the appropriate starting point for the calculation is the net income (loss) before allocation to noncontrolling interests.  This allows the Company to use FFO as a tool to measure the overall performance of its investment properties, as a whole, not just the portion of the investment properties controlled by Company shareholders.

Below is our company’s FFO, which is a non-GAAP measurement, for the year ended December 31, 2018:

Net income (loss)	$(2,991,153)
Depreciation of tangible real property assets (1)	1,243,385
Depreciation of tenant improvements (2)	193,170
Amortization of leasing commissions (3)	25,075
Amortization of tenant inducements (4)	11,360
Amortization of intangible assets (5)	581,693
Loss on impairment (6)	191,578
Funds from operations	$(744,892)

(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.

(2)	Depreciation of tenant improvements, including those acquired as part of the purchase of the Franklin Square Property and Hanover Square North and those constructed during the years ended December 31, 2018 and 2017.

(3)	Amortization of leasing commissions paid for the Franklin Square Property and Hanover Square North during the year ended December 31, 2018.

(4)	Amortization of tenant inducements paid for the Franklin Square Property during the year ended December 31, 2018.

(5)	Amortization of intangible assets acquired as part of the purchase of the Franklin Square Property and Hanover Square North, including leasing commissions, leases in place and legal and marketing costs.

(6)	NAREIT’s December 2018 White Paper provides guidance for the treatment of impairment write-downs. Specifically, “To the extent there is an impairment write-down of depreciable real estate … related to a REIT’s main business, the write-down is excluded from FFO (i.e., adjusted from net income in calculating FFO).”

NAREIT’s December 2018 White Paper encourages companies reporting FFO to “make supplemental disclosure of all material non-cash revenues and expenses affecting their results for each period.” We believe that the computation of FFO in accordance with NAREIT’s definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include non-cash items such as amortization of loans and above and below market leases, unbilled rent arising from applying straight line rent revenue recognition and share-based compensation expenses. Additionally, the impact of capital expenditures, including tenant improvement and leasing commissions, net of reimbursements of such expenditures by property escrow funds, is included in our calculation of AFFO. Therefore, in addition to FFO, management uses Adjusted FFO (“AFFO”), which we define to exclude such items. Management believes that these adjustments are appropriate in determining AFFO as their exclusion is not indicative of the operating performance of our assets. In addition, we believe that AFFO is a useful supplemental measure for the investing community to use in comparing us to other REITs as many REITs provide some form of adjusted or modified FFO. However, there can be no assurance that AFFO presented by us is comparable to the adjusted or modified FFO of other REITs.

Total AFFO for the year ended December 31, 2018 was as follows:

Funds from operations	$(744,892)
Amortization of above market leases (1)	214,415
Amortization of below market leases (2)	(78,045)
Straight line rent (3)	(207,432)
Capital expenditures, net of escrow reimbursements (4)	(878,157)
Increase in fair value of interest rate cap (5)	(43,361)
Amortization of loan issuance costs (6)	166,600
Share-based compensation (7)	790,340
Adjusted funds from operations (AFFO)	$(780,532)

(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets recorded as part of the purchase of the Franklin Square Property and Hanover Square North.

(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities recorded as part of the purchase of the Franklin Square Property and Hanover Square North.

(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the Franklin Square Property and Hanover Square North.

(4)	Adjustment to FFO for capital expenditures made during the year ended December 31, 2018 for the Franklin Square Property, Hanover Square North and Greensboro Hampton Inn that will not be reimbursed by property escrow accounts. During the year ended December 31, 2018, the Company paid $1,547,391 in costs for leasing commissions, tenant inducements and tenant improvements at the Franklin Square Property and Hanover Square North and interior and exterior renovations and advance deposits for furniture and fixtures at the Greensboro Hampton Inn. During 2018, the Company received $604,290 in funds from property capital reserves held by the Greensboro Hampton Inn mortgage holder and $64,944 from the Franklin Square Property mortgage holder.

(5)	Adjustment to FFO resulting from non-cash revenues recognized as a result of increase in fair value of interest rate cap.

(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages.

(7)	Adjustment to FFO resulting from non-cash expenses recorded for share based compensation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and supplementary data required by this Item 8 are included as a separate section of this Annual Report on Form 10-K, see “Item 15. Exhibits and Financial Statement Schedules,” and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer has concluded, as of December 31, 2018, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2019 annual stockholders’ meeting.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2019 annual stockholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2019 annual stockholders’ meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2019 annual stockholders’ meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2019 annual stockholders’ meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

MEDALIST DIVERSIFIED REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Medalist Diversified REIT, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Medalist Diversified REIT, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and their cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditors since 2017.

Richmond, VA

March 11, 2019

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2018 and 2017

	2018	2017

ASSETS
Investment properties, net	$45,323,497	$34,229,888
Cash	1,327,424	263,002
Rent and other receivables, net of allowance of $15,194 and $38,628, as of December 31, 2018 and 2017, respectively	108,478	122,017
Unbilled rent	259,216	51,784
Security deposits	71,022	54,119
Advance deposits	423,747	-
Escrows and operating property reserves	719,588	406,401
Property capital reserves	2,002,762	2,571,325
Intangible assets, net	2,585,834	2,259,904
Interest rate cap, at fair value	126,797	83,436
Prepaid expenses	158,687	50,802
Total Assets	$53,107,052	$40,092,678

LIABILITIES
Accounts payable and accrued liabilities	$826,336	$1,113,117
Intangible liabilities, net	439,726	300,724
Notes payable, short term	-	1,500,000
Related party notes payable, short term	-	677,538
Mortgages payable, net	33,236,397	24,419,268
Total Liabilities	$34,502,459	$28,010,647

EQUITY
Preferred stock, $.01 par value, 250,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $.01 par value, 750,000,000 shares authorized, 2,321,582 and 1,148,002 shares issued and outstanding at Common stock December 31, 2018 and 2017, respectively	23,216	11,480
Additional paid-in capital	22,077,827	11,086,897
Offering costs	(1,835,291)	(912,060)
Accumulated deficit	(5,229,760)	(1,398,222)
Total Shareholders' Equity	15,035,992	8,788,095
Noncontrolling interests - Hampton Inn Property	2,009,031	2,211,345
Noncontrolling interests - Hanover Square Property	608,943	-
Noncontrolling interests - Operating Partnership	950,627	1,082,591
Total Equity	$18,604,593	$12,082,031
Total Liabilities and Equity	$53,107,052	$40,092,678

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Statements of Operations

For the years ended December 31, 2018 and 2017

	2018	2017

REVENUE
Retail center property revenues	$2,372,666	$1,091,915
Retail center property tenant reimbursements	541,116	233,240
Hotel property room revenues	3,636,485	396,088
Hotel property other revenues	39,684	3,414
Total Revenue	$6,589,951	$1,724,657

OPERATING EXPENSES
Retail center property operating expenses	976,468	602,970
Hotel property operating expenses	2,608,825	356,427
Share based compensation expenses	790,340	-
Legal, accounting and other professional fees	924,651	253,056
Corporate general and administrative expenses	119,679	54,185
Loss on impairment	191,578	-
Depreciation and amortization	2,043,323	743,146
Total Operating Expenses	7,654,864	2,009,784
Operating Loss	(1,064,913)	(285,127)
Interest expense	1,917,183	766,857
Net Loss from Operations	(2,982,096)	(1,051,984)
Other income	44,094	83,436
Net Loss before Income Taxes	(2,938,002)	(968,548)
Income tax expense	53,151	-
Net Loss	(2,991,153)	(968,548)
Less: Net loss attributable to Hampton Inn Property noncontrolling interests	(166,314)	(50,095)
Less: Net loss attributable to Hanover Square Property noncontrolling interests	(15,177)	-
Less: Net loss attributable to Operating Partnership noncontrolling interests	(66,339)	(70,534)
Net Loss Attributable to Medalist Common Shareholders	$(2,743,323)	$(847,919)

Loss per share from operations - basic and diluted	$(1.39)	$(1.28)

Weighted-average number of shares - basic and diluted	1,967,980	661,363

Dividends declared per common share	$0.525	$0.350

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2018 and 2017

	Common Stock						Noncontrolling Interests
	Shares	Par Value	Additional Paid in Capital	Offering Costs	Accumulated Deficit	Total Shareholders' Equity	Hampton Inn Property	Hanover Square Property	Operating Partnership	Total Equity

Balance, December 31, 2016	2	$-	$250	$(107,755)	$(188,083)	$(295,588)	$-	$-	$-	$(295,588)

Common stock issuances	1,148,000	11,480	11,086,647	-	-	11,098,127	-	-	-	11,098,127
Offering costs	-	-	-	(804,305)	-	(804,305)	-	-	-	(804,305)
Net loss	-	-	-	-	(847,919)	(847,919)	(50,095)	-	(70,534)	(968,548)
Dividends and distributions	-	-	-	-	(362,220)	(362,220)	(38,591)	-	(21,875)	(422,686)
Non-controlling interests	-	-	-	-	-	-	2,300,031	-	1,175,000	3,475,031

Balance, December 31, 2017	1,148,002	$11,480	$11,086,897	$(912,060)	$(1,398,222)	$8,788,095	$2,211,345	$-	$1,082,591	$12,082,031

Common stock issuances	1,087,580	10,876	10,151,560	-	-	10,162,436	-	-	-	10,162,436
Share based compensation	86,000	860	789,480	-	-	790,340	-	-	-	790,340
Offering costs	-	-	-	(873,341)	-	(873,341)	-	-	-	(873,341)
Warrants issued	-	-	49,890	(49,890)	-	-	-	-	-	-
Net loss	-	-	-	-	(2,743,323)	(2,743,323)	(166,314)	(15,177)	(66,339)	(2,991,153)
Dividends and distributions	-	-	-	-	(1,088,215)	(1,088,215)	(36,000)	(24,000)	(65,625)	(1,213,840)
Non-controlling interests	-	-	-	-	-	-	-	648,120	-	648,120

Balance, December 31, 2018	2,321,582	$23,216	$22,077,827	$(1,835,291)	$(5,229,760)	$15,035,992	$2,009,031	$608,943	$950,627	$18,604,593

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the years ended December 31, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(2,991,153)	$(968,548)

Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation	1,461,630	498,819
Amortization	581,693	244,327
Loan cost amortization	166,600	35,630
Amortization of tenant inducements	11,360	-
Increase in fair value - interest rate cap	(43,361)	(83,436)
Above (below) market lease amortization, net	136,370	97,037
Share-based compensation	790,340	-
Loss on impairment	191,578	-

Changes in assets and liabilities, net of acquisitions
Rent and other receivables, net	13,539	(122,017)
Unbilled rent	(207,432)	(51,784)
Prepaid expenses	(107,885)	(50,802)
Cash restricted for operating property security deposits	(16,903)	(54,119)
Cash restricted for escrows and operating property reserves	(13,187)	(406,401)
Accounts payable and accrued liabilities	(423,955)	817,447
Net cash used in operating activities	(450,766)	(43,847)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment property acquisitions, net of cash acquired	(4,312,209)	(24,308,692)
Capital expenditures	(986,470)	(208,006)
Advance deposits	(423,747)	-
Decrease in property capital reserves	568,563	593,451
Net cash used in investing activities	(5,153,863)	(23,923,247)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(1,213,840)	(422,686)
Investment of noncontrolling interests	648,120	2,300,031
Issuance of notes payable and related party notes payable	-	2,177,538
Repayment of notes payable and related party notes payable	(2,177,538)	-
Proceeds from mortgages payable, net	250,652	10,181,309
Repayment of mortgages payable	(127,438)	-
Proceeds from sales of common stock, net	9,289,095	9,993,822
Net cash provided by financing activities	6,669,051	24,230,014

INCREASE IN CASH AND CASH EQUIVALENTS	1,064,422	262,920
CASH AND CASH EQUIVALENTS, beginning of period	263,002	82
CASH AND CASH EQUIVALENTS, end of period	$1,327,424	$263,002
	-
Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid	$1,850,615	$585,179

Non-cash transactions:
Mortgage payable assumed for acquisition of Hanover Square Property	$8,527,315	$-
Mortgage payable assumed for acquisition of Franklin Square Property	-	14,275,000
Noncontrolling interests resulting from issuance of operating partnership units	-	1,175,000
Issuance of common stock related to Hampton Inn Property acquisition	-	300,000
Warrants issued	49,890	-
Capital expenditures recorded but not yet paid	137,174	-

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of December 31, 2018, the REIT, through the Operating Partnership, owned and operated three properties, the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), the Greensboro Airport Hampton Inn, a hotel with 125 rooms on 2.162 acres in Greensboro, North Carolina (the “Hampton Inn Property”), and the Shops at Hanover Square North (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia. The Company owns 64 percent of the Hampton Inn Property as a tenant in common with a noncontrolling owner which owns the remaining 36 percent interest. The Company owns 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owns the remaining 16 percent interest.

The use of the word “Company” refers to the REIT and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the REIT, the Operating Partnership, wholly owned limited liability corporations which own or operate the properties, and the taxable REIT subsidiary which operates the Hampton Inn Property. As a REIT, certain tax laws limit the amount of “non-qualifying” income that Company can earn, including income derived directly from the operation of hotels. As a result, the Company and the tenant in common (“TIC”) noncontrolling owner, lease its consolidated hotel property to a taxable REIT subsidiary (“TRS”) for federal income tax purposes. The TRS is subject to income tax and is not limited as to the amount of nonqualifying income it can generate, but it is limited in terms of its value as a percentage of the total value of the Company’s assets. The TRS enters into an agreement with a third party to manage the operations of the hotel. The Company prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All material balances and transactions between the consolidated entities of the Company have been eliminated.

The Company was formed to acquire, reposition, renovate, lease and manage income-producing properties, with a primary focus on (i) commercial properties, including flex-industrial, limited service hotels, and retail properties, and (ii) multi-family residential properties in secondary and tertiary markets in the southeastern part of the United States, with an expected concentration in Virginia, North Carolina, South Carolina, Georgia, Florida and Alabama. The Company may also pursue, in an opportunistic manner, other real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, indirect investments in real property, such as those that may be obtained in a joint venture. While these types of investments are not intended to be a primary focus, the Company may make such investments in its Manager’s discretion.

The Company is externally managed by Medalist Fund Manager, Inc. (the ‘‘Manager’’). The Manager makes all investment decisions for the Company. The Manager and its affiliated companies specialize in acquiring, developing, owning and managing value-added commercial real estate in the Mid-Atlantic and Southeast regions. The Manager oversees the Company’s overall business and affairs and has broad discretion to make operating decisions on behalf of the Company and to make investment decisions. The Company’s stockholders are not involved in its day-today affairs.

2.	Summary of Significant Accounting Policies

Investment Properties

As of January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805), which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. As a result, the acquisitions that occurred in 2017 and 2018 qualified as asset acquisitions and most of the Company’s future acquisitions of operating properties will qualify as asset acquisitions. Accordingly, third-party transaction costs associated with these acquisitions have been and will be capitalized, while internal acquisition costs will continue to be expensed.

Accounting Standards Codification (“ASC”) 805 mandates that “an acquiring entity shall allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition.” ASC 805 results in an allocation of acquisition costs to both the tangible and intangible assets associated with income producing real estate. Tangible assets include land, buildings, site improvements, tenant improvements and furniture and fixtures, while intangible assets include the value of in-place leases, lease origination costs (leasing commissions and tenant improvements), legal and marketing costs and leasehold assets and liabilities (above or below market), among others.

The Company uses independent, third party consultants to assist management with its ASC 805 evaluations. The Company determines fair value based on accepted valuation methodologies including the cost, market, and income capitalization approaches. The purchase price is allocated to the tangible and intangible assets identified in the evaluation.

The Company records depreciation on buildings and improvements utilizing the straight-line method over the estimated useful life of the asset, generally 5 to 40 years. The Company reviews depreciable lives of investment properties periodically and makes adjustments to reflect a shorter economic life, when necessary. Tenant allowances, tenant inducements and tenant improvements are amortized utilizing the straight-line method over the term of the related lease. Amounts allocated to buildings are depreciated over the estimated remaining life of the acquired building or related improvements.

Acquisition and closing costs are capitalized as part of each tangible asset on a pro rata basis. Improvements and major repairs and maintenance are capitalized when the repair and maintenance substantially extend the useful life, increases capacity or improves the efficiency of the asset. All other repair and maintenance costs are expensed as incurred.

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted cash flows plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values.

During 2018, a tenant in the Company’s Franklin Square Property was evicted. The Company determined that the carrying value of the tenant improvements associated with this lease that were recorded as part of the purchase of the Franklin Square Property should be written off. As a result, the Company recorded a loss on impairment of $50,405 for the year ended December 31, 2018. The Company did not record any impairment adjustments to its investment properties during the year ended December 31, 2017.

Intangible Assets and Liabilities, net

The Company determines, through the ASC 805 evaluation, the above and below market lease intangibles upon acquiring a property. Intangible assets (or liabilities) such as above or below-market leases and in-place lease value are recorded at fair value and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. The Company amortizes amounts allocated to tenant improvements, in-place lease assets and other lease-related intangibles over the remaining life of the underlying leases. The analysis is conducted on a lease-by-lease basis.

During 2017, the Company recorded certain intangible assets and liabilities as part of its purchase of the Franklin Square Property. In May, 2018, the Company recorded certain intangible assets and liabilities as part of its purchase of the Hanover Square Property.

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually. During 2018, a tenant in the Company’s Franklin Square Property was evicted. The Company determined that the book value of the intangible assets associated with this lease that were recorded as part of the purchase of the Franklin Square Property should be written off. As a result, the Company recorded a loss on impairment of intangible assets of $141,173 for the year ended December 31, 2018. The Company did not record any impairment adjustments to its intangible assets during the year ended December 31, 2017.

Details of these deferred costs, net of amortization and the impact of the impairment adjustment, are as follows:

	December 31,
	2018	2017
Intangible Assets
Leasing commissions	$305,646	$278,625
Legal and marketing costs	95,950	112,167
Above market leases	648,409	771,856
Leases in place	1,535,829	1,097,256
	$2,585,834	$2,259,904

Intangible Liabilities
Below market leases, net	$(439,726)	$(300,724)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the years ended December 31, 2018 and 2017 were as follows:

	For the years ended December 31,
	2018	2017
Amortization of above market leases	$214,415	$127,734
Amortization of below market leases	(78,045)	(30,697)
	$136,370	$97,037

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the years ended December 31, 2018 and 2017 were as follows:

	For the years ended December 31,
	2018	2017
Leasing commissions	$(82,306)	$(41,602)
Legal and marketing costs	(31,660)	(18,674)
Leases in place	(467,727)	(184,051)
	$(581,693)	$(244,327)

As of December 31, 2018 and 2017, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $821,014 and $244,327, respectively.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	2019	2020	2021	2022	2023	2024- 2027	Total

Intangible Assets
Leasing commissions	$88,331	$75,332	$67,721	$36,661	$17,855	$19,746	$305,646
Legal and marketing costs	30,054	20,736	16,127	11,739	8,126	9,168	95,950
Above market leases, net	212,864	180,650	173,712	81,183	-	-	648,409
Leases in place	490,184	404,455	365,252	157,418	54,354	64,166	1,535,829
	$821,433	$681,173	$622,812	$287,001	$80,335	$93,080	$2,585,834

Intangible Liabilities
Below market leases, net	$(94,045)	$(88,558)	$(85,321)	$(63,749)	$(48,840)	$(59,213)	$(439,726)

 Conditional Asset Retirement Obligation

A conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement depends on a future event that may or may not be with the Company’s control. Currently, the Company does not have any conditional asset retirement obligations. However, any such obligations identified in the future would result in the Company recording a liability if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time the Company acquired its properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability.

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the years ended December 31, 2018 and 2017, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents consist primarily of bank operating accounts and money markets. Financial instruments that potentially subject the Company to concentrations of credit risk include its cash and cash equivalents and its trade accounts receivable. The Company places its cash and cash equivalents on deposit with financial institutions in the United States, which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250,000. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. As of December 31, 2018, the Company held a cash account with a balance of $900,669, which exceeded the FDIC limit by $650,699. As of December 31, 2017, the Company did not hold cash accounts with balances greater than $250,000.

Escrow Deposits and Property Reserves

Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and other operating reserves. The Company presents changes in escrow deposits as operating activities in the consolidated statement of cash flows. As of December 31, 2018 and 2017, the Company reported $719,588 and $406,401, respectively, in escrow deposits.

Property capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions and tenant improvements. The Company presents changes in property capital reserves as investing activities in the consolidated statement of cash flows. As of December 31, 2018 and 2017, the Company reported $2,002,762 and $2,571,325, respectively, as a capital property reserve. These funds are being held in reserve for improvements to the Hampton Inn Property ($1,601,809 and $2,206,099 as of December 31, 2018 and 2017 respectively) and tenant improvements and leasing commissions for the Franklin Square Property ($400,953 and $365,226 as of December 31, 2018 and 2017 respectively). During the years ended December 31, 2018 and 2017, respectively, $604,290 and $0 in funds were released from the Hampton Inn Property capital reserve to fund costs associated with improvements to the Hampton Inn Property and $64,944 and $0 were released from the Franklin Square Property capital reserve to fund leasing costs.

Security Deposits

Security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. The Company presents changes in security deposits as operating activities in the consolidated statement of cash flows. As of December 31, 2018 and 2017, the Company reported $71,022 and $54,119, respectively in security deposits.

Revenue Recognition

Retail Property Revenues

The Company recognizes minimum rents from its retail center properties (the Franklin Square and Hanover Square properties) on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the consolidated balance sheet. At December 31, 2018 and 2017, there were and $259,216 and $51,784, respectively, in unbilled rent. The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, under the consolidated statements of operations caption "Retail center property tenant reimbursements." This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives escrow payments for these reimbursements from substantially all its tenants throughout the year.

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final. During the year ended December 31, 2018, the Company recognized $67,726 in revenues for CAM reimbursements related to 2017 for the Franklin Square Property, $16,457 in revenues for CAM reimbursements related to 2018 for the Franklin Square Property and $35,941 in revenues for CAM reimbursements related to 2018 for the Hanover Square Property. The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the years ended December 31, 2018 and 2017, no such termination costs were recognized.

Hotel Property Revenues

Hotel revenues (from the Hampton Inn Property) are recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Tenant receivables and unbilled rent

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of December 31, 2018 and 2017, the Company’s allowance for uncollectible accounts totaled $15,194 and $38,628, respectively, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables. Management determined that no additional general reserve is considered necessary as of December 31, 2018 and 2017, respectively.

Income Taxes

Beginning with the Company’s taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to shareholders and meet certain other asset and income tests, as well as other requirements.

During the year ended December 31, 2018, the REIT’s Hampton Inn TRS entity generated taxable income and an expense and accrual of $53,151 has been recorded for federal and state income taxes. During the year ended December 31, 2017, the REIT’s Hampton Inn TRS entity generated a tax loss, so no accrual was recorded. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it fails to qualify. If the Company loses its REIT status it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to reasonable cause and certain other conditions were satisfied. Management has evaluated the effect of the guidance provided by GAAP on Accounting for Uncertainty of Income Taxes and has determined that the Company had no uncertain income tax positions.

Use of Estimates

The Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the reported period. The Company’s actual results could differ from these estimates.

Assets Held for Sale

The Company records assets as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. The Company does not currently have plans to sell any of its properties.

Noncontrolling Interests

There are three elements of noncontrolling interests in the capital structure of the Company. The ownership interests not held by the REIT are considered noncontrolling interests. Accordingly, noncontrolling interests have been reported in equity on the consolidated balance sheets but separate from the Company’s equity. On the consolidated statements of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests. Consolidated statements of changes in stockholders’ equity include beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

The first noncontrolling interest is the Hampton Inn Property in which the Company owns a 64 percent tenancy in common interest through its subsidiaries and an outside party owns a 36 percent tenancy in common interest. The second is the Hanover Square Property in which the Company owns an 84 percent tenancy in common interest through its subsidiary and an outside party owns a 16 percent tenancy in common interest. The third noncontrolling ownership interest are the units in the Operating Partnership that are not held by the REIT and represent 5.11 percent and 9.82 percent of the outstanding Operating Partnership units as of December 31, 2018 and December 31, 2017, respectively.

The noncontrolling interest in the Operating Partnership is the portion of equity in the majority owned and consolidated Operating Partnership not attributable to the REIT. The noncontrolling interest of the Operating Partnership common unit holders is calculated by multiplying the noncontrolling interest ownership percentage at the balance sheet date by the Operating Partnership’s net assets (total assets less total liabilities). The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships units are issued or as units are exchanged for the Company’s $0.01 par value per share Common Stock. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period.

The Hampton Inn Property’s net income (loss) is allocated to the noncontrolling ownership interest based on its 36 percent ownership. During the year ended December 31, 2018, 36 percent of the Hampton Inn’s net loss of $461,982, or $166,314 was allocated to the noncontrolling partnership interest. During the year ended December 31, 2017, 36 percent of the Hampton Inn’s net loss of $139,152, or $50,095, was allocated to the noncontrolling ownership interest.

The Hanover Square Property’s net loss is allocated to the noncontrolling ownership interest based on its 16 percent ownership. During the year ended December 31, 2018, 16 percent of the Hanover Square Property’s net loss of $94,858, or $15,177, was allocated to the noncontrolling ownership interest. The Company did not own the Hanover Square Property during 2017.

The Operating Partnership’s net loss is allocated to the noncontrolling unit holders based on their ownership interest. During the year ended December 31, 2018, a weighted average of 5.98 percent of the Operating Partnership’s net loss of $1,108,614 or $66,339, was allocated to the noncontrolling unit holders. During the year ended December 31, 2017, a weighted average of 9.82 percent of the Operating Partnership’s net loss of $718,314, or $70,534, was allocated to the noncontrolling unit holders.

In 2017, 125,000 Operating Partnership units were issued to members of the selling LLC which owned the Hampton Inn Property who elected to participate in a 721 exchange, which allows the exchange of interests in real property for shares in a real estate investment trust. In this transaction, members of the selling LLC exchanged their membership interests for units in the Operating Partnership. These members of the selling LLC invested $1,175,000 in the Operating Partnership in exchange for 125,000 Operating Partnership units. Also in 2017, the noncontrolling owner of the Hampton Inn Property provided $2.3 million as part of the acquisition of the Hampton Inn Property.

Recent Accounting Pronouncements

For each of the accounting pronouncements that affect the Company, the Company elected to follow the rule that allows companies engaging in an initial public offering as an Emerging Growth Company to follow the private company implementation dates.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers.  The objective of ASU No. 2014-09 is to establish a single, comprehensive, five-step model for entities to use in accounting for revenue arising from contracts with customers that will supersede most of the existing revenue recognition guidance, including industry-specific guidance.  The core principle of this standard is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC.  The new guidance is effective for public companies for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017.  Entities have the option of using either a full retrospective or modified retrospective approach to adopt ASU No. 2014-09. The Company plans to follow the rule that allows companies engaging in an initial public offering as an Emerging Growth Company to follow the private company implementation dates, which has allowed the Company to adopt the standard effective on January 1, 2019.

Most significantly for the real estate industry, leasing transactions are not within the scope of the new standard.  A majority of the Company’s tenant-related revenue is recognized pursuant to lease agreements and will be governed by the leasing guidance discussed below.  The Company completed its assessment of ASU No. 2014-09 and has concluded that the guidance will not have a material impact on the Company’s method of revenue recognition.

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this update govern a number of areas including, but not limited to, accounting for leases, replacing the existing guidance in ASC No. 840, Leases.  Under this standard, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet.  Other significant provisions of this standard include (i) defining the “lease term” to include the non-cancelable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed,” (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits and (iv) a requirement to bifurcate certain lease and non-lease components.  The lease standard is effective for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years), with early adoption permitted.  The Company plans to follow the rule that allows companies engaging in an initial public offering as an Emerging Growth Company to follow the private company implementation dates, which allows the Company to adopt the standard effective on January 1, 2020. Management does not believe the adoption will have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments." This update enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, such as accounts receivable and loans. The guidance will require that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. The guidance would be effective for interim and annual reporting periods beginning after December 15, 2020. The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments." This ASU amends guidance to either add or clarify the classification of certain cash receipts and payments in the statement of cash flows. Eight specific issues were identified for further clarification and include: debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of company-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and the classification of cash flows that have aspects of more than one class of cash flows. The provisions of ASU No. 2016-15 were effective for the Company as of January 1, 2018. The Company adopted the standard using the modified retrospective approach, and the adoption did not have any impact to the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” The ASU provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows in an effort to reduce diversity in practice. The standard requires a reconciliation of total cash, cash equivalents and restricted cash, such as escrows and operating property reserves and property capital reserves, in the cash flow statement or in the notes to the financial statements. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. The new standard is to be applied retrospectively for all periods presented. The Company plans to adopt the rule that allows companies engaging in an initial public offering as an Emerging Growth Company to follow the private company implementation dates, which has allowed the Company to adopt the standard effective January 1, 2019.

Related Parties Under Common Control and Business Combinations

In October 2016, the FASB issued ASU No. 2016-17, "Interests Held through Related Parties That Are Under Common Control." This ASU amends the consolidation guidance on how a reporting entity that is a single decision maker of a Variable Interest Entity (“VIE”) should treat indirect interests in the entity held through related parties that are under common control when determining whether it is the primary beneficiary of that VIE. The provisions of ASU No. 2016-17 were effective for the Company as of January 1, 2017. The Company has adopted this update, and the adoption did not have any impact to the consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, "Business Combinations." This ASU narrows the definition of a business and provides a framework for evaluating whether a transaction is an acquisition of a business or an asset. The amendment provides a screen to evaluate whether a transaction is a business and requires that when substantially all of the fair value of the acquired assets can be concentrated in a single asset or identifiable group of similar assets, then the assets acquired are not a business. If the screen is not met, then to be considered a business, the assets must have an input and a substantive process to create outputs. The Company early adopted the provisions of ASU No. 2017-01 as of January 1, 2017; this adoption had a material impact on the presentation of the Company’s consolidated financial statements. Specifically, as discussed above, acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. The Company’s property acquisitions to date have been accounted for as asset acquisitions.

3.	Investment Properties

Investment properties consist of the following:

	December 31,
	2018	2017
Land	$7,462,946	$4,304,064
Site improvements	2,341,547	1,589,647
Buildings and improvements (a)	35,753,467	27,156,549
Furniture and fixtures (b)	1,733,273	1,678,447
Investment properties at cost (c)	47,291,233	34,728,707
Less accumulated depreciation	1,967,736	498,819
Investment properties, net	$45,323,497	$34,229,888

(a)	Includes tenant improvements (both those acquired at the acquisition and those constructed after the acquisition), tenant inducements, capitalized leasing commissions and other capital costs incurred post-acquisition.

(b)	Excludes $423,747 in pre-payments recorded during 2018 as advance deposits for furniture and fixtures not yet received as part of the renovations of the Hampton Inn Property. Upon completion of the renovation and the placement into service of the furniture and fixtures, the Company will reclassify the amounts recorded as advance deposits to a furniture and fixtures account.

(c)	Excludes intangible assets and liabilities (see note, below), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $1,461,630 and $498,819 for the years ended December 31, 2018 and 2017, respectively. The accumulated depreciation totals, in the table above, include the impact of the recognition of the loss on impairment related to the Franklin Square Property tenant. Specifically, during the year ended December 31, 2018, $54,478 of gross capitalized tenant improvements recorded as part of the acquisition of the Franklin Square Property and $4,073 of related accumulated amortization were written off as part of the recognition of loss impairment. During the year ended December 31, 2017, the Company did not record a loss on impairment.

The Company generally records depreciation of capitalized tenant improvements and amortization of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation and amortization as of December 31, 2018 and 2017, respectively, are as follows:

	December 31,
	2018	2017
Capitalized tenant improvements, net	$175,580	$136,090
Capitalized leasing commissions, net	322,861	42,288

Depreciation on capitalized tenant improvements was $22,850 and $18,720 for the years ended December 31, 2018 and 2017, respectively. Amortization of capitalized leasing commissions was $25,075 and $1,033 for the years ended December 31, 2018 and 2017, respectively.

In May 2018, the Company paid $125,000 to induce a tenant in the Franklin Square Property to release a restriction in its lease that prohibited the Company from leasing space to a similar user. Capitalized tenant inducements are amortized as a reduction of rental income over the term of the respective lease. Details of these deferred costs, net of depreciation and amortization as of December 31, 2018 and 2017, respectively, are as follows:

	December 31,
	2018	2017
Capitalized tenant inducements, net	$113,640	$-

Amortization of the tenant inducement was $11,360 and $0 for the years ended December 31, 2018 and 2017, respectively.

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to each property’s transferability, use and other common rights typically associated with property ownership.

Property Acquisitions

2018 Acquisitions

The Shops at Hanover Square North

On May 8, 2018, the Company completed its acquisition of an 84 percent interest in The Shops at Hanover Square North, a 73,440 square foot retail property located in Mechanicsville, Virginia, (the “Hanover Square Property”) through a wholly owned subsidiary. The purchase price for the Hanover Square Property was $12,173,000 paid through a combination of cash provided by the Company, assumed secured debt which amount was increased by additional debt and cash provided by the 16 percent noncontrolling investor. The Company’s total investment, including acquisition and closing costs, escrows and lease reserves was $12,961,557, including $122,033 of loan issuance costs and $648,120 in cash provided by a non-controlling investor. The Hanover Square Property, built in 2007, was 97 percent leased as of the acquisition date and is anchored by Marshalls and an Old Navy store.

The following summarizes the consideration paid and the fair values of assets acquired and liabilities assumed in conjunction with the acquisition described above, along with a description of the methods used to determine fair value. Asset values presented include allocated acquisition and closing costs.

Hanover Square
Fair value of assets acquired
Investment property (a)	$11,493,360
Lease intangibles and other assets (b)	1,093,057
Escrows and property reserves created or acquired (c)	300,000
Above market leases (b)	170,154
Below market leases (b)	(217,047)
Fair value of net assets acquired (d)	$12,839,524

Purchase consideration
Consideration paid with cash (e)	$3,291,404
Consideration paid with assumed mortgage debt (f)	8,527,315
Consideration paid with new mortgage debt (g)	372,685
Consideration paid by noncontrolling interest (h)	648,120
Total consideration (i)	$12,839,524

a.	Represents the fair value of the investment property acquired which includes land, buildings, site improvements, tenant improvements and furniture and fixtures. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing and acquisition costs were allocated and added to the fair value of the tangible assets acquired.

b.	Represents the fair value of lease intangibles and other assets. Lease intangibles include leasing commissions, leases in place, above market leases, below market leases and legal and marketing costs associated with replacing existing leases.

c.	Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and reserves for capital improvements. These are generally created at closing. For the Hanover Square Property, $200,000 in existing reserves were purchased at closing from the Seller as part of the loan assumption (see (f) below) and the Company funded $100,000 in additional escrows at closing.

d.	Represents the total fair value of assets and liabilities acquired at closing.

e.	Represents cash paid at closing and cash paid for acquisition (including intangible assets), escrows and closing costs paid outside of closing or directly by the Company.

f.	Assumption of mortgage debt related to the purchase of the Hanover Square Property.

g.	Issuance of new mortgage debt (an increase in the amount of the assumed mortgage) to fund the purchase of the Hanover Square Property. See mortgages payable.

h.	Represents investment of noncontrolling interest paid at closing for the Hanover Square Property.

i.	Represents the consideration paid for the fair value of the assets and liabilities acquired.

2017 Acquisitions

The Shops at Franklin Square

On April 28, 2017, the Company completed its acquisition of The Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina, (the “Franklin Square Property”) through a wholly owned subsidiary. The purchase price for the Franklin Square Property was $20,500,000 paid through a combination of cash and assumed, secured debt. The Company’s total investment, including acquisition and closing costs, escrows and lease reserves was $22,054,071. The Franklin Square Property, built in 2006 and 2007, was 68 percent leased as of the acquisition date and is anchored by Ashley Furniture. As of December 31, 2018, the Franklin Square Property was 92.4 percent occupied.

Greensboro Airport Hampton Inn

On November 3, 2017 the Company completed its acquisition of a 64 percent interest in the Greensboro Airport Hampton Inn (the “Hampton Inn Property”) through a wholly owned subsidiary. The total purchase price for the Hampton Inn Property was $15.1 million paid through a combination of cash provided by the Company, operating partnership units (“OP Units”), the incurrence of new mortgage debt and cash provided by the 36 percent non-controlling investor. The total investment, including acquisition, closing costs, escrow deposits and a reserve for property improvements required under the Hampton Inn Property’s franchise agreement, was $18,004,621. The hotel has 125 rooms and was built in 1996.

The following summarizes the consideration paid and the fair values of assets acquired and liabilities assumed in conjunction with the 2017 acquisitions described above, along with a description of the methods used to determine fair value. Asset values presented include allocated acquisition and closing costs.

	2017 Acquisitions
	Franklin Square	Hampton Inn	Total
Fair value of assets acquired:
Investment property (a)	$18,761,322	$15,759,379	$34,520,701
Lease intangibles and other assets (b)	1,732,375	-	1,732,375
Escrows and property reserves created or acquired (c)	919,534	2,245,242	3,164,776
Above market leases (b)	899,589	-	899,589
Below market leases (b)	(331,420)	-	(331,420)
Capitalized loan fees (d)	72,671	-	72,671
Fair value of net assets acquired (e)	$22,054,071	$18,004,621	$40,058,692

Purchase Consideration:
Consideration paid with cash (f)	$7,779,071	$4,048,281	$11,827,352
Consideration paid with new mortgage debt (g)	-	10,181,309	10,181,309
Consideration paid with assumed mortgage debt (h)	14,275,000	-	14,275,000
Consideration paid with Company shares (i)	-	300,000	300,000
Consideration paid with Operating Partnership Units (j)	-	1,175,000	1,175,000
Consideration paid by noncontrolling interest (k)	-	2,300,031	2,300,031
Total consideration (l)	$22,054,071	$18,004,621	$40,058,692

a.	Represents the fair value of the investment property acquired which includes land, buildings, site improvements, tenant improvements and furniture and fixtures. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing and acquisition costs were allocated and added to the fair value of the tangible assets acquired.

b.	Represents the fair value of lease intangibles and other assets. Lease intangibles include leasing commissions, leases in place, above market leases, below market leases and legal and marketing costs associated with replacing existing leases.

c.	Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and reserves for capital improvements. These are generally created at closing. For the Franklin Square Property, existing reserves were purchased at closing from the Seller as part of the loan assumption (see (f) below).

d.	Represents cash paid for loan fees for the Franklin Square Property mortgage which are capitalized and amortized over the term of the loan.

e.	Represents the total fair value of assets and liabilities acquired at closing.

f.	Represents cash paid at closing and cash paid for acquisition (including intangible assets), escrows, loan fees and closing costs paid outside of closing or directly by the Company.

g.	Issuance of new mortgage debt of $10,600,000 to fund the purchase of the Hampton Inn Property, net of loan fees. See mortgages payable.

h.	Assumption of mortgage debt related to the purchase of the Franklin Square Property.

i.	Represents non-cash consideration paid by exchanging an ownership interest in the selling entity for 3,000 shares of the Company’s common stock as part of the Hampton Inn Property acquisition.

j.	Represents non-cash consideration paid by exchanging an ownership interest in the selling entity for 125,000 Operating Partnership units as part of the Hampton Inn Property acquisition.

k.	Represents investment of noncontrolling interest paid at closing for the Hampton Inn Property.

l.	Represents the consideration paid for the fair value of the assets and liabilities acquired.

4.	Mortgages Payable

The Company’s mortgages payables were $33,236,397 and $24,419,268 as of December 31, 2018 and December 31, 2017, respectively.

				Balance
	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2018	2017

Franklin Square	Interest only	4.7%	October 2021	$14,275,000	$14,275,000
Hampton Inn (a)	Interest only	Variable (b)	November 2020	10,600,000	10,600,000
Hanover Square (c)	$51,993	4.9%	December 2027	8,772,562	-

Unamortized issuance costs, net				(411,165)	(455,732)
Total mortgages payable, net				$33,236,397	$24,419,268

(a)	Certain of the Company’s obligation under the mortgage loan for the Hampton Inn Property to complete a property improvement plan (PIP) are guaranteed by individual members of the Manager and by an individual member of the noncontrolling owner. This guarantee is irrevocable and unconditional and requires the PIP work to be completed on schedule and free of all liens.

(b)	The mortgage loan for the Hampton Inn Property bears interest at a variable rate based on LIBOR with a minimum rate of 6.1 percent. The interest rate payable is the USD LIBOR one-month rate plus 5 percent. As of December 31, 2018 and 2017, the rate in effect for the Hampton Inn Property mortgage was 7.50 percent and 6.50 percent, respectively.

(c)	The mortgage loan for the Hanover Square property bears interest at a fixed rate of 4.9% until January 2023, when the interest rate adjusts to a fixed rate which will be determined by adding 3.10 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.9%. The fixed monthly payment includes principal and interest. The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 to 1.00 and (ii) maintain a loan-to-value of real estate ratio of 75%. As of December 31, 2018, the Company believes that it is complaint with these covenants.

For the Franklin Square Property mortgage payable, interest expense was $680,242 and $512,482 for the years ended December 31, 2018 and 2017, respectively. Amortization of capitalized issuance costs was $18,552 and $12,369 for the years ended December 31, 2018 and 2017, respectively. Interest accrued as of December 31, 2018 and 2017 was $57,774 and $57,774, respectively. As of December 31, 2018 and 2017, accumulated amortization of capitalized issuance costs was $30,921 and $12,369, respectively.

For the Hampton Inn Property mortgage payable, interest expense was $761,544 and $137,726 for the years ended December 31, 2018 and 2017, respectively. Payments received from the interest rate protection transaction (see note below) were recorded as a reduction of interest expense and were $12,330 and $0 for the years ended December 31, 2018 and 2017, respectively. Amortization of capitalized issuance costs was $139,560 and $23,261 for the years ended December 31, 2018 and 2017, respectively. Interest accrued as of December 31, 2018 and 2017 was $0 and $59,331, respectively. As of December 31, 2018 and 2017 accumulated amortization of capitalized issuance costs was $162,821 and $23,261, respectively.

For the Hanover Square Property mortgage payable, interest expense was $280,377 and $0 for the years ended December 31, 2018 and 2017, respectively. Amortization of capitalized issuance costs was $8,488 and $0 for the years ended December 31, 2018 and 2017, respectively. Interest accrued as of December 31, 2018 and 2017 was $0 and $0, respectively. As of December 31, 2018 and 2017 accumulated amortization of capitalized issuance costs was $8,488 and $0, respectively.

Interest rate protection transaction

On November 3, 2017, the Company entered into an Interest Rate Protection Transaction to limit the Company’s exposure to increases in interest rates on the variable rate mortgage loan on the Hampton Inn Property. Under this agreement, the Company’s interest rate exposure is capped at 7 percent if USD 1-Month LIBOR BBA exceeds 2 percent. USD 1-Month LIBOR was 2.51988 percent and 1.56775 percent as of December 31, 2018 and 2017, respectively. In accordance with the guidance on derivatives and hedging, the Company records all derivatives on the balance sheet at fair value. As of December 31, 2018 and 2017, respectively, the fair value of the interest Rate Protection Transaction was $126,797 and $83,436. The Company reports the changes in the fair value of the derivative in other income.

Beginning in July 2018, the USD 1-Month LIBOR BBA rate exceeded two percent and remained in excess of two percent on each subsequent monthly valuation date from July 2018 through December 31, 2018. Accordingly, the Company received the following payments under the Interest Rate Protection Transaction, all of which were recorded as a reduction to interest expense:

Period	Payment Received	Period	Payment Received
July 2018	$1,104	October 2018	$2,209
August 2018	$1,141	November 2018	$3,423
September 2018	$1,141	December 2018	$3,312

Notes payable, short term and related party notes payable, short term

As of December 31, 2018, the Company had no notes payable, short term or related party notes payable, short term outstanding. As of December 31, 2017, the company had a short-term note payable outstanding to Virginia Commonwealth Bank in the principal amount of $1,500,000 with a fixed interest rate of 4.223 percent per annum. .

During the year ended December 31, 2018, the Company accrued $27,485 in interest on the Virginia Commonwealth Bank loan, which included a loan fee of $22,500 which was recorded as interest expense, and $4,985 in interest. During the year ended December 31, 2017, the Company accrued interest of $9,971.

On January 29, 2018, the Company repaid the short-term note payable, with interest. Interest paid on this loan during 2018 totaled $37,456, which included the $9,971 of interest accrued during the year ended December 31, 2017, the loan fee of $22,500, which was paid at the time of the principal repayment and which was recorded as interest expense and the $4,985 of interest accrued in January 2018.

As of December 31, 2018 and 2017, respectively, the Company had the following related party short-term notes payable outstanding:

	December 31,
	2018	2017
Loan payable to Medalist Fund I (a)	$-	$252,000
Loan payable to Medalist Fund II (a)	-	150,000
Loan payable to Medalist Properties 8 (b)	-	125,538
Loan payable to K&R Automotive (a)	-	100,000
Loan payable to Medalist Fund I-B (a)	-	50,000
	$-	$677,538

(a)	Interest rate of 5 percent for the term of the loan

(b)	Short term loan from seller of Hampton Inn Property which did not bear interest

Each loan was issued on November 2, 2017 and the proceeds were used to fund the purchase of the Hampton Inn Property. During the year ended December 31, 2018, the Company accrued $9,200 in interest on the related party short-term notes payable. During the year ended December 31, 2017, the Company accrued $18,400 in interest. All of these loans were repaid, with interest, on January 29, 2018, as follows:

	Principal	Interest
Loan payable to Medalist Fund I (a)	$252,000	$12,600
Loan payable to Medalist Fund II (a)	150,000	7,500
Loan payable to Medalist Properties 8 (b)	125,538	-
Loan payable to K&R Automotive (a)	100,000	5,000
Loan payable to Medalist Fund I-B (a)	50,000	2,500
	$677,538	$27,600

(a)	Interest rate of 5 percent for the term of the loan

(b)	Short term loan from seller of Hampton Inn Property which did not bear interest.

On a weighted average basis, the effective interest rate on the short-term loans payable was 8.0 percent per annum.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of December 31, 2018 are as follows:

2019	$192,446
2020	10,801,019
2021	14,487,444
2022	223,242
2023	234,589
Thereafter	7,708,822
Total Maturities	$33,647,562
Less Unamortized Issuance Costs	(411,165)
Outstanding Loans	$33,236,397

5.	Rentals under Operating Leases

Future minimum rentals (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding Common Area Maintenance and other expense pass-throughs, as of December 31, 2018 are as follows:

2019	$2,989,929
2020	2,623,055
2021	2,455,083
2022	1,492,061
2023	835,469
Thereafter	2,236,454
Total minimum rents	$12,632,051

6.	Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 shares of common stock, $0.01 par value per share ("Common Shares"), and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 94.89% and 90.18% interest in the Operating Partnership as of December 31, 2018 and December 31, 2017, respectively. Limited partners in the Operating Partnership who have held their units for one year or longer have the right to redeem their common units for cash or, at the REIT’s option, Common Shares at a ratio of one common unit for one common share. Under the Agreement of Limited Partnership, distributions to unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per unit as dividends per share are paid to the REIT’s holders of Common Shares.

In January 2018, the Company issued and sold 775,460 Common Shares and in February, 2018 the Company issued and sold 63,620 Common Shares at an offering price of $10.00 per share. Net proceeds from the issuances totaled $7,684,167, which includes the impact of discounts and offering costs, including the underwriters' selling commissions and legal, accounting and other professional fees.

On June 6, 2018 the Company issued and sold 8,500 Common Shares at an offering price of $10.00 per share. Net proceeds from the issuance totaled $65,825, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and legal, accounting and other professional fees.

On November 30, 2018, the Company issued and sold 240,000 Common Shares at an offering price of $10.00 per share. Net proceeds from the issuance totaled $1,838,727, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and legal, accounting and other professional fees. The Company also incurred $299,624 in other issuance costs during the year ended December 31, 2018.

As of December 31, 2018 and 2017 there were 2,446,582 and 1,273,002, respectively, of common units of the Operating Partnership outstanding with the REIT owning 2,321,582 and 1,148,002, respectively, of these common units. As of December 31, 2018 and 2017, there were 2,321,582 and 1,148,002, respectively, of Common Shares of the REIT outstanding. As of December 31, 2018 and 2017, there were 125,000 and 0, respectively, common units of the Operating Partnership that were eligible for conversion to the Company’s Common Shares.

Warrants to purchase shares of common stock

On October 4, 2018, the Company issued a warrant to Moloney Securities Co. Inc. (the “Holder), the lead underwriter of the issuances of the Company’s Common Shares in 2017 and the first six months of 2018, which grants the Holder the right to purchase 49,890 shares of the Company’s Common Shares, in whole or in part, at an exercise price of $12.50 per share, subject to certain conditions. The warrant was valued at $49,890 in the consolidated financial statements, its fair value as of the date of issuance using the Black-Scholes Model.

2018 Equity Incentive Plan

The Company’s 2018 Equity Incentive Plan (the “Plan”) was adopted by the Company’s Board of Directors on July 27, 2018 and approved by the Company’s shareholders on August 23, 2018. The Plan permits the grant of stock options, stock appreciation rights, stock awards, performance units, incentive awards and other equity-based awards (including LTIP units of the Company’s Operating Partnership) to its employees or an affiliate (as defined in the Plan) of the Company and for up to the greater of (i) 240,000 shares of common stock and (ii) eight percent (8%) of the number of fully diluted shares of the Company’s Common Shares (taking into account interests in the Operating Partnership that may become convertible into Common Shares).

On August 31, 2018, the Company’s Board of Directors approved a grant of 80,000 shares of Common Shares to two employees of the Manager who also serve as directors of the Company and a grant of 6,000 Common Shares to the Company’s three independent directors. The effective date of the grants was December 4, 2018, the date on which the registration of the Plan shares was effective. The Common Shares granted vest immediately, but will be restricted for six months by a lock-up agreement associated with the Company’s sale of its Common Shares on November 27, 2018. In addition, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the Common Shares vest immediately, the fair value of the grants, or $790,340, was recorded to expense on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

As of December 31, 2018, there are 154,000 shares available for issuance under the Plan.

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net loss attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of December 31, 2018, all of the Operating Partnership’s 125,000 common units outstanding were eligible to be converted, on a one-to-one basis, into Common Shares. As of December 31, 2017, none of the Operating Partnership’s common units outstanding to noncontrolling interests were eligible to be converted into shares of Common Stock. The Operating Partnership’s common units have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's earnings per common share are determined as follows:

	For the year ended December 31,
	2018	2017
Basic and diluted shares outstanding
Weighted average Common Shares – basic	1,967,980	661,363
Effect of conversion of operating partnership units	125,000	-
Weighted average common shares – diluted	2,092,980	661,363

Calculation of earnings per share – basic and diluted
Net loss attributable to common shareholders	$(2,743,323)	$(847,919)
Weighted average Common Shares – basic and diluted	1,967,980	661,363
Earnings per share – basic and diluted	$(1.39)	$(1.28)

Dividends

During the years ended December 31, 2018, dividends were declared on March 28, 2018 payable to common shareholders of record on April 2, 2018, July 12, 2018 payable to common shareholders of record on July 12, 2018, and November 30, 2018 payable to common shareholders of record on December 12, 2018. During the years ended December 31, 2017, dividends were declared on August 15, 2017 payable to common shareholders of record on August 30, 2017 and December 21, 2017 payable to common shareholders of record on December 28, 2017. In addition, distributions were made to holders of Operating Partnership units and noncontrolling interests. Dividends and distributions paid during the years ended December 31, 2018 and 2017 are as follows:

	For the year ended December 31,
	2018	2017
Common shareholders (dividends)	$1,088,215	$362,220
Hampton Inn Property noncontrolling interest (distribution)	36,000	38,591
Hanover Square Property noncontrolling interest (distribution)	24,000	-
Operating Partnership unit holders (distributions)	65,625	21,875
Total dividends and distributions	$1,213,840	$422,686

7.	Commitments and Contingencies

 Hampton Inn Property – Property Improvement Plan

The Company is obligated under the mortgage loan for the Hampton Inn Property to complete a property improvement plan which includes exterior and interior renovations and replacement of furniture and fixtures. This obligation is irrevocably and unconditionally guaranteed by individual members of the Manager and by an individual member of the noncontrolling owner. The Company has entered into a series of contracts for this work with a total estimated cost of $2,576,920. These costs will be partially funded by $2,206,099 of funds held in escrow by the mortgage holder (see ‘Escrow Deposits and Property Reserves’, above), with the remainder being funded by the Company and the noncontrolling owner.

During the year ended December 31, 2018, the Company incurred and paid $1,009,452 in costs associated with the property improvement plan. Escrows held by the mortgage holder funded $604,290 of these costs and the remainder was funded by the Company. As of December 31, 2018, the Company estimates that the remaining costs to be incurred associated with this work is $1,567,468, all of which will be funded by the escrow balance of $1,601,809 as of December 31, 2018.

Insurance

The Company carries comprehensive liability, fire, extended coverage, business interruption and rental loss insurance covering all of the properties in its portfolio, in addition to other coverages that may be appropriate for certain of its properties. Additionally, the Company carries a directors and officers liability insurance policy that covers such claims made against the Company and its directors and officers. The Company believes the policy specifications and insured limits are appropriate and adequate for its properties given the relative risk of loss, the cost of the coverage and industry practice; however, its insurance coverage may not be sufficient to fully cover its losses.

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic which represented 100 percent of the total annualized base revenues of the properties in its portfolio as of December 31, 2018. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center property depends on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

 Regulatory and Environmental

As the owner of the buildings on its properties, the Company could face liability for the presence of hazardous materials (e.g., asbestos or lead) or other adverse conditions (e.g., poor indoor air quality) in its buildings. Environmental laws govern the presence, maintenance, and removal of hazardous materials in buildings, and if the Company does not comply with such laws, it could face fines for such noncompliance. Also, the Company could be liable to third parties (e.g., occupants of the buildings) for damages related to exposure to hazardous materials or adverse conditions in its buildings, and the Company could incur material expenses with respect to abatement or remediation of hazardous materials or other adverse conditions in its buildings. In addition, some of the Company’s tenants routinely handle and use hazardous or regulated substances and wastes as part of their operations at the Company’s properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject the Company or its tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to the Company, and changes in laws could increase the potential liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect the Company’s operations. The Company is not aware of any material contingent liabilities, regulatory matters or environmental matters that may exist.

Litigation

The Company is not currently involved in any litigation or legal proceedings.

8.	Related Party Transactions

Medalist Fund Manager, Inc. (the “Manager”)

The Company is externally managed by the Manager, which makes all investment decisions for the Company. The Manager oversees the Company’s overall business and affairs and has broad discretion to make operating decisions on behalf of the Company and to make investment decisions.

The Company pays the Manager a monthly asset management fee equal to 0.125% of stockholders’ equity, payable in arrears in cash. For purposes of calculating the asset management fee, the Company’s stockholders’ equity means: (a) the sum of (1) the net proceeds from (or equity value assigned to) all issuances of the Company’s equity and equity equivalent securities (including common stock, common stock equivalents, preferred stock and OP Units issued by the Company’s operating partnership) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that the Company has paid to repurchase its common stock issued in this or any subsequent offering. Stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items (including depreciation and amortization) that have impacted stockholders’ equity as reported in the Company’s consolidated financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Company’s Manager and its independent director(s) and approval by a majority of its independent directors.

The Manager also receives an acquisition fee of 2.0% of the purchase price plus transaction costs, for each property acquired or investment made on the Company’s behalf at the closing of the acquisition of such property or investment, in consideration for the Manager’s assistance in effectuating such acquisition.

The Manager will be entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in this offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to this offering, and (B) 7%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period. For purposes of calculating the incentive fee during the first years after completion of this offering, adjusted funds from operations (“AFFO”) will be determined by annualizing the applicable period following completion of this offering. AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. The Company further adjusts funds from operations (“FFO”) for certain items that are not added to net income in the National Association of Real Estate Investment Trusts’ (NAREIT) definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on real estate investments). No incentive fees were earned or paid during the year ended December 31, 2018 or 2017.

In addition, the Manager advanced funds totaling $239,940 to the Company during 2016 and 2017 and $1,083 during 2018 to fund syndication, legal and other costs. On January 8, 2018, the Company reimbursed the Manager for $4,997 and on January 30, 2018, the Company reimbursed the Manager for $196,483, representing partial repayment of the funds the Manager advanced on behalf of the Company for syndication, legal and other costs. On May 3, 2018 the Company reimbursed the Manager $39,543 for the remainder of the syndication, legal and other costs.

For the years ended December 31, 2018 and 2017, respectively, the Company paid the Manager the following amounts:

	For the year ended December 31,
	2018	2017
Asset management fees	$305,193	$83,881
Acquisition fees earned in 2017	275,560	510,000
Acquisition fees earned in 2018	252,451	-
Repayment of funds advanced	241,023	-
	$1,074,227	$593,881

Asset management fees are recorded on the Company’s consolidated statements of operations as either (i) retail center property operating expenses, (ii) hotel property operating expenses or (iii) legal, accounting and other professional fees, depending on the basis on which the asset management fee is determined. Acquisition fees are allocated and added to the fair value of the tangible assets acquired. Repayment of funds advanced are recorded as a reduction in outstanding accounts payable and accrued liabilities.

For the years ended December 31, 2018 and 2017, respectively, the Company received the following payments from the Manager:

	For the year ended December 31,
	2018	2017
Medalist Fund Manager, Inc. (a)	$18,606	$-

(a)	Repayment of overpaid asset management fees. These amounts were netted against asset management fees payable during the year ended December 31, 2018.

As of December 31, 2018 and 2017, respectively, the Company recorded as an accounts payable and accrued liabilities on its consolidated balance sheets the following amounts payable to the Manager:

	December 31,
	2018	2017

Funds advanced – syndication, legal and other costs	$-	$239,940
Asset management fees accrued	17,755	-
Acquisition fees accrued	-	275,560

Hampton Inn Property

The tenants in common owners of the Hampton Inn Property have entered into lease with the Hampton Inn TRS for the Hampton Inn Property. Under the lease, the TRS, under a hotel management agreement with Marshall Properties, operates the property and pays rent to the tenants in common owners. Base rent and percentage rent are payable under the lease, as follows:

	Period	Annual Rent	Percentage Rent
Years 1 – 3	2017 – 2020	$866,834	6% of Gross Revenue
Years 4 – 5	2020 - 2022	$946,834	10% of Gross Revenue

During the years ending December 31, 2018 the TRS paid $1,106,333 in rent to the tenants in common owners. During the years ending December 31, 2017 the TRS accrued $163,627 in rent payable to the tenants in common owners. All material balances and transactions between the two entities have been eliminated in the consolidated financial statements.

Other related parties

For the years ended December 31, 2018 and 2017, respectively, the Company made the following payments to other related parties:

	For the year ended December 31,
	2018	2017

Medalist Properties 8, LLC (a)	$43,623	$-
Shockoe Properties, Inc. (b)	86,077	35,062

Related party notes payable, short term, repayments
Principal and interest repaid to Medalist Fund I (c)	$264,600	$-
Principal and interest repaid to Medalist Fund II (c)	157,500	-
Principal and interest repaid to K&R Automotive (c)	105,000	-
Principal and interest repaid to Medalist Fund I-B (c)	52,500	-
Principal and interest repaid to Medalist Properties 8 (c)	125,538	-

(a)	In 2017, the Company acquired the Hampton Inn Property from an entity which was managed by the Manager and in which the Manager’s members had ownership interests. As part of the pro rations and reconciliations of rents and expenses from this transaction, the Company owed the selling entity $43,623, which was repaid to Medalist Properties 8, LLC, the seller of the Hampton Inn Property, on May 4, 2018.

(b)	The Company pays Shockoe Properties, LLC, a subsidiary of Dodson Properties, an entity in which one of the owners of the Manager holds a 6.32 percent interest, an annual property management fee of up to 3 percent of the monthly gross revenues of the Franklin Square Property and the Hanover Square Properties. These fees are paid in arrears on a monthly basis.

(c)	The Company entered into short term loans from various entities affiliated with the Manager to provide funds for the purchase of the Hampton Inn Property. These loans were repaid in January 2018 and are described under “Other Loans Payable”, above.

For the years ended December 31, 2018 and 2017, respectively, the Company received the following payments from other related parties:

	For the year ended December 31,
	2018	2017
Medalist Fund I, LLC (a)	$35,443	$-
Medalist Fund I, LLC (b)	37,468	-
Medalist Properties 8, LLC (c)	30,774	-

(a)	In 2017, the Company acquired the Franklin Square Property from an entity which was managed by the Manager and in which the Manager’s members had ownership interests. As part of the pro rations and reconciliations of rents and expenses from this transaction, the selling entity owed the Company $35,443, which was repaid by Medalist Fund I, LLC, the seller of the Franklin Square Property, on May 30, 2018.

(b)	On June 7, 2018, the Company received $37,468 from Medalist Fund I, LLC. This represented funds from a rollover of a member’s interest in Medalist Fund I, LLC to the Company’s Common Shares that was unpaid at the time of the closing of the issuance in January 2018.

(c)	In 2017, the Company acquired the Hampton Inn Property from an entity which was managed by the Manager and in which the Manager’s members had ownership interests. As part of the pro rations and reconciliations of expense from this transaction, the selling entity owed the Company $30,774, which was repaid by Medalist Properties 8, LLC, the seller of the Hampton Inn Property, on September 30, 2018.

As of December 31, 2018 and 2017, respectively, the Company owed the following amounts to related parties:

	December 31,
	2018	2017
Medalist Properties 8, LLC (a)	$-	$32,194

Loan payable to Medalist Fund I (b)	-	252,000
Loan payable to Medalist Fund II (b)	-	150,000
Loan payable to K&R Automotive (b)	-	100,000
Loan payable to Medalist Fund I-B (b)	-	50,000
Loan payable to Medalist Properties 8 (b)	-	125,538

(a)	In 2017, the Company acquired the Hampton Inn Property from an entity which was managed by the Manager and in which the Manager’s members had ownership interests. As part of the pro rations and reconciliations of rents and expenses from this transaction, the Company owed the selling entity $32,194 as of December 31, 2017. Additional amounts due to the selling entity were identified and recorded in 2018. On May 4, 2018, $43,623 was repaid to Medalist Properties 8, LLC, the seller of the Hampton Inn Property.

(b)	See “Other Loans Payable”

As of December 31, 2018 and 2017, respectively, other related parties owed the Company the following amounts:

	December 31,
	2018	2017

Medalist Fund I, LLC (a)	$-	$35,443
Medalist Fund I, LLC (b)	-	37,468

(a)	In 2017, the Company acquired the Franklin Square Property from an entity which was managed by the Manager and in which the Manager’s members had ownership interests. As part of the pro rations and reconciliations of rents and expenses from this transaction, the selling entity owed the Company $35,443, which was repaid by Medalist Fund I, LLC, the seller of the Franklin Square Property, on May 30, 2018.

(b)	On June 7, 2018, the Company received $37,468 from Medalist Fund I, LLC. This represented funds from a rollover of a member’s interest in Medalist Fund I, LLC to the Company’s Common Shares that was unpaid at the time of the closing of the issuance in January 2018

9.	Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. As of December 31, 2018, The Company had the following reportable segments:  retail center properties and hotel properties. During the periods presented, there have been no material intersegment transactions.

Net operating income ("NOI") is a non-GAAP financial measure and is not considered a measure of operating results or cash flows from operations under GAAP. NOI is the primary performance measure reviewed by management to assess operating performance of properties and is calculated by deducting operating expenses from operating revenues. Operating revenues include rental income, tenant reimbursements, hotel income, and other property income; and operating expenses include retail center property and hotel operating costs. The NOI performance metric consists of only revenues and expenses directly related to real estate rental operations. NOI reflects property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. NOI, as the Company calculates it, may not be directly comparable to similarly titled, but differently calculated, measures for other REITs.

Asset information and capital expenditures by segment are not reported because the Company does not use these measures to assess performance.  Depreciation and amortization expense, along with other expense and income items, are not allocated among segments.

The following table presents property operating revenues, expenses and NOI by product type:

	Hotel property		Retail center properties		Total
	2018	2017	2018	2017	2018	2017
Revenues	$3,676,169	$399,502	$2,913,782	$1,325,155	$6,589,951	$1,724,657
Operating expenses	2,608,825	356,427	976,468	602,970	3,585,293	959,397
Net operating income	$1,067,344	$43,075	$1,937,314	$722,185	$3,004,658	$765,260

10.	Subsequent Events

As of March 11, 2019, the following events have occurred subsequent to the December 31, 2018 effective date of the consolidated financial statements:

Registration statement filed with SEC for issuance of additional shares of common stock

On January 31, 2019, the Company filed an S-11 registration statement, subject to completion, (the “Registration Statement”) with the United States Securities and Exchange Commission (“SEC”). Under the Registration Statement, the Company plans to sell 1,000,000 shares of common stock at a to-be-determined price per share. The Company will use the net proceeds from this issuance for property acquisitions, asset management and working capital and general corporate purposes.

Release of Property Escrows

On January 24, 2019, the mortgage holder for the Franklin Square Property released an escrow of $350,000 (recorded on the Company’s consolidated balance sheets under “Escrows and operating property reserves”). These funds had been held by the mortgage holder until the Company leased space that had been vacant upon the Company’s purchase of the Franklin Square Property. These funds will be used for general operating purposes.

Medalist Diversified REIT, Inc. and Subsidiaries

Schedule III - Real Estate Properties and Accumulated Depreciation

December 31, 2018

		Initial Cost to Company						Gross Amount at Which Carried at Close of Period
Description	Encum- brances	Land	Buildings and Improvements		Costs Capitalized Subsequent to Acquisition		Costs Written Off Due to Impairment	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statements is Computed

Retail properties

The Shops at Franklin Square	$14,275,000	$3,343,164	$15,418,158	(1)	$685,004		$(54,478)	$3,343,164	$16,048,684	$19,391,848	$1,006,271	2006	April 28, 2017	Building - 38 years
Gastonia, North Carolina														Site Improvements - 13 years

Hanover North Shopping Center	8,772,562	3,158,882	8,334,478	(1)	6,115		-	3,158,882	8,340,593	11,499,475	229,238	2007	May 8, 2018	Building - 39 years
Mechanicsville, Virginia														Site Improvements - 12 years

Total retail properties	23,047,562	6,502,046	23,752,636		691,119		(54,478)	6,502,046	24,389,277	30,891,323	1,235,509

Hotel properties

Greensboro Airport Hampton Inn	10,600,000	960,900	13,120,032	(2)	585,705	(2)	-	960,900	13,705,737	14,666,637	336,882	1996	November 3, 2017	Building - 51 years
Greensboro, North Carolina														Site Improvements - 10 years

Total investment properties	$33,647,562	$7,462,946	$36,872,668		$1,276,824		$(54,478)	$7,462,946	$38,095,014	$45,557,960	$1,572,391

(1) Excludes intangible assets
(2) Excludes furniture and fixtures

	Franklin	Hanover	Hampton
	Square	Square	Inn	Total
Investments in real estate - 2018

Balance at beginning of period - 1/1/18	$18,959,453	$-	$14,090,807	$33,050,260
Additions during period:
Acquisitions	-	11,493,360	-	11,493,360
Capitalized leasing commissions	299,533	6,115	-	305,648
Capitalized tenant improvements	62,340	-	-	62,340
Capitalized tenant inducements	125,000	-	-	125,000
Building improvements - construction in progress	-	-	575,830	575,830
Impairment write-offs	(54,478)	-	-	(54,478)

Balance at end of period - 12/31/18	$19,391,848	$11,499,475	$14,666,637	$45,557,960

Accumulated depreciation - 2018

Balance at beginning of period	$394,746	$-	$48,125	$442,871
Additions charged to costs and expenses	615,599	229,238	288,756	1,133,593
Impairment write-offs	(4,073)	-	-	(4,073)
Balance at end of period	$1,006,272	$229,238	$336,881	$1,572,391

Net investments in real estate - end of period	$18,385,576	$11,270,237	$14,329,756	$43,985,569

Investments in real estate - 2017

Balance at beginning of period - 1/1/17	$-	$-	$-	$-
Additions during period:
Acquisitions	18,761,322	-	14,080,932	32,842,254
Capitalized leasing commissions	43,321	-	-	43,321
Capitalized tenant improvements	154,810	-	-	154,810
Building improvements - CIP	-	-	9,875	9,875

Balance at end of period - 12/31/17	$18,959,453	$-	$14,090,807	$33,050,260

Accumulated depreciation - 2017

Balance at beginning of period	$-	$-	$-	$-
Additions charged to costs and expenses	394,746	-	48,125	442,871
Balance at end of period	$394,746	$-	$48,125	$442,871

Net investments in real estate - end of period	$18,564,707	$-	$14,042,682	$32,607,389

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of Medalist Diversified REIT, Inc. **
3.2	Bylaws of Medalist Diversified REIT, Inc. **
4.1	Form of Certificate of Common Stock **
4.2	Agreement of Limited Partnership of Medalist Diversified Holdings, L.P. **
10.1	Management Agreement by and among Medalist Diversified REIT, Inc., Medalist Diversified Holdings, L.P. and Medalist Fund Manager, Inc. **
10.2	Real Estate Purchase and Sale Agreement, dated as of June 1, 2016, by and between Medalist Fund 1-A, LLC and Medalist Diversified Holdings, L.P. **
10.3	First Amendment Real Estate Purchase and Sale Agreement, dated as of September 2016, by and between Medalist Fund 1-A, LLC and Medalist Diversified Holdings, L.P. **
10.4	Second Amendment Real Estate Purchase and Sale Agreement, dated as of April 18, 2017, by and between Medalist Fund 1-A, LLC and Medalist Diversified Holdings, L.P. **
10.5	Third Amendment Real Estate Purchase and Sale Agreement, dated as of April 28, 2017, by and between Medalist Fund 1-A, LLC and Medalist Diversified Holdings, L.P. **
10.6	Loan Agreement, dated as of February 10, 2016, by and between Medalist Fund 1-A, LLC and Jefferies Loancore LLC**
10.7	Promissory Note, dated as of February 10, 2016 by Medalist Fund 1-A, LLC for the benefit of Jefferies Loancore LLC**
10.8	Deed of Trust, Assignment of Leases and Rents, and Security Agreement, dated as of February 10, 2016, by Medalist Fund 1-A, LLC for the benefit of Jefferies Loancore LLC**
10.9	Modification, Consent and Assumption Agreement with Release, dated as of April 28, 2017, by and among Medalist Fund 1-A, LLC, MDR Franklin Square, LLC, William R. Elliott, Thomas E. Messier, Medalist Diversified REIT, Inc. and Wells Fargo Bank, National Association **
10.10	Real Estate Purchase and Sale Agreement, dated as of July 31, 2016, by and between Medalist Properties 8, LLC and Medalist Diversified Holdings, L.P. **
10.11	First Amendment and Reinstatement of Real Estate Purchase and Sale Agreement, dated as of July 25, 2017, by and between Medalist Properties 8, LLC and Medalist Diversified Holdings, L.P. **
10.12	Second Amendment and Reinstatement of Real Estate Purchase and Sale Agreement, dated as of October 12, 2017, by and between Medalist Properties 8, LLC and Medalist Diversified Holdings, L.P. **
10.13	Assignment of Real Estate Purchase and Sale Agreement, dated as of September 2017, by and among Medalist Diversified Holdings, L.P., MDR Greensboro, LLC and PMI Greensboro, LLC **
10.14	Loan Agreement, dated as of November 3, 2017, by and among MDR Greensboro, LLC, PMI Greensboro, LLC and Benefit Street Partners Realty Operating Partnership, L.P. **
10.15	Promissory Note, dated as of November 3, 2017, by MDR Greensboro, LLC and PMI Greensboro, LLC for the benefit of Benefit Street Partners Realty Operating Partnership, L.P. **
10.16	Deed of Trust, Security Agreement, Assignment of Leases and Fixture Filing, dated as of November 3, 2017, by MDR Greensboro, LLC and PMI Greensboro, LLC for the benefit of Benefit Street Partners Realty Operating Partnership, L.P. **
10.17	Security Agreement, dated as of November 3, 2017, by MDR Greensboro HI TRS, LLC for the benefit of Benefit Street Partners Realty Operating Partnership, L.P. **
10.18	Tenants in Common Agreement, dated as of November 3, 2017, by and between MDR Greensboro, LLC and PMI Greensboro, LLC **
10.19	First Amendment to Tenants in Common Agreement, dated as of November 3, 2017, by and between MDR Greensboro, LLC and PMI Greensboro, LLC **
10.20	Limited Liability Company Agreement of MDR Greensboro HI TRS, LLC, dated as of September 15, 2017, by and between Medalist Diversified Holdings, L.P. and Peter Mueller, Inc. **
10.21	Real Estate Purchase and Sale Agreement, dated as of February 26, 2018, by and between COF North, LLC and Medalist Diversified Holdings, L.P. **
10.22	Assignment of Real Estate Purchase and Sale Agreement, dated as of May 3, 2018, by and between Medalist Diversified Holdings, L.P., MDR Hanover Square, LLC and PMI Hanover Sq., LLC **

24

10.23	Business Loan Agreement, dated as of November 3, 2017, by and between COF North, LLC and Langley Federal Credit Union **
10.24	Promissory Note, dated as of November 3, 2017, by COF North for the benefit of Langley Federal Credit Union **
10.25	Change in Terms Agreement, dated as of May 8, 2018, by MDR Hanover Square, LLC and PMI Hanover Sq., LLC **
10.26	Deed of Trust, dated as of November 3, 2017, by COF North for the benefit of Langley Federal Credit Union **
10.27	Modification of Deed of Trust, dated as of May 8, 2018, by MDR Hanover Square, LLC and PMI Hanover Sq., LLC for the benefit of Langley Federal Credit Union **
10.28	Tenants in Common Agreement, dated as of May 8, 2018, by and between MDR Hanover Square, LLC and PMI Hanover Sq., LLC **
10.29	Medalist Diversified REIT, Inc. 2018 Equity Incentive Plan **
21.1	List of Subsidiaries **
23.1	Consent of Cherry Bekaert LLP
31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Previously filed with the Amendment to the Registrant’s Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on October 5, 2018.

25

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALIST DIVERSIFIED REIT, INC.

Date: March 11, 2019	By:	/s/ Thomas E. Messier
Thomas E. Messier
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas E. Messier	Chief Executive Officer and Chairman of the Board	March 11, 2019
Thomas E. Messier	(principal executive officer, principal accounting officer and principal financial officer)

/s/ William R. Elliott	President, Chief Operating Officer and Vice Chairman of the Board	March 11, 2019
William R. Elliott

/s/ Neil P. Farmer	Director	March 11, 2019
Neil P. Farmer

/s/ Charles S. Pearson, Jr.	Director	March 11, 2019
Charles S. Pearson, Jr.

/s/ Charles M. Polk, III	Director	March 11, 2019
Charles M. Polk, III