Form 10-Q
period 2019-03-31
Medalist Diversified REIT, Inc.
filed 2019-05-15
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no: 001-38719

MEDALIST DIVERSIFIED REIT, INC.

Maryland	47-5201540
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

11 S. 12th Street, Suite 401

Richmond, Virginia 23219

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (804) 344-4435

Title of Each Class	Name of each Exchange on Which Registered	Trading Symbol(s)
Common Stock, $0.01 par value	Nasdaq Capital Market	MDRR

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    ☒  No

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at May 13, 2019 was 3,988,249.

Medalist Diversified REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2019

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investment properties, net	$45,837,106	$45,323,497
Cash	1,269,765	1,327,424
Restricted cash	1,970,018	2,793,372
Rent and other receivables, net of allowance of $4,191 and $15,194, as of March 31, 2019 and December 31, 2018, respectively	96,604	108,478
Unbilled rent	344,542	259,216
Advance deposits	281,148	423,747
Intangible assets, net	2,368,067	2,585,834
Interest rate cap, at fair value	76,394	126,797
Prepaid expenses	153,595	158,687
Total Assets	$52,397,239	$53,107,052

LIABILITIES
Accounts payable and accrued liabilities	$1,125,045	$826,336
Intangible liabilities, net	416,214	439,726
Mortgages payable, net	33,246,700	33,236,397
Total Liabilities	$34,787,959	$34,502,459

EQUITY
Preferred stock, $.01 par value, 250,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $.01 par value, 750,000,000 shares authorized, 2,321,582 shares issued and outstanding at Common stock March 31, 2019 and December 31, 2018	23,216	23,216
Additional paid-in capital	22,077,827	22,077,827
Offering costs	(1,974,118)	(1,835,291)
Accumulated deficit	(5,916,399)	(5,229,760)
Total Shareholders' Equity	14,210,526	15,035,992
Noncontrolling interests - Hampton Inn Property	1,876,152	2,009,031
Noncontrolling interests - Hanover Square Property	588,238	608,943
Noncontrolling interests - Operating Partnership	934,364	950,627
Total Equity	$17,609,280	$18,604,593
Total Liabilities and Equity	$52,397,239	$53,107,052

See notes to consolidated financial statements.

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018

REVENUE
Retail center property revenues	$750,820	$384,502
Retail center property tenant reimbursements	143,174	72,369
Hotel property room revenues	630,035	733,566
Hotel property other revenues	14,453	12,413
Total Revenue	$1,538,482	$1,202,850

OPERATING EXPENSES
Retail center property operating expenses	$269,275	$192,681
Hotel property operating expenses	581,975	563,054
Legal, accounting and other professional fees	353,747	212,179
Corporate general and administrative expenses	55,705	2,305
Depreciation and amortization	566,163	393,964
Total Operating Expenses	1,826,865	1,364,183
Operating Loss	(288,383)	(161,333)
Interest expense	506,074	424,281
Net Loss from Operations	(794,457)	(585,614)
Other income	4,374	-
Decrease (increase) in fair value - interest rate cap	50,403	(74,289)
Net Loss	(840,486)	(511,325)
Less: Net loss attributable to Hampton Inn Property noncontrolling interests	(132,879)	(40,767)
Less: Net loss attributable to Hanover Square Property noncontrolling interests	(4,705)	-
Less: Net loss attributable to Operating Partnership noncontrolling interests	(16,263)	(19,683)
Net Loss Attributable to Medalist Common Shareholders	$(686,639)	$(450,875)

Loss per share from operations - basic and diluted	$(0.30)	$(0.27)

Weighted-average number of shares - basic and diluted	2,321,582	1,687,516

Dividends declared per common share	$-	$-

See notes to consolidated financial statements

MEDALIST DIVERSIFIED REIT, INC. AND SUBSIDIARIES

Condensed CONSOLIDATED STATEMENTs OF EQUITY

(Unaudited)

	Common Stock						Noncontrolling Interests
	Shares	Par Value	Additional Paid in Capital	Offering Costs	Accumulated Deficit	Total Shareholders' Equity	Hampton Inn Property	Hanover Square Property	Operating Partnership	Total Equity

Balance, January 1, 2018	1,148,002	$11,480	$11,086,897	$(912,060)	$(1,398,222)	$8,788,095	$2,211,345	$-	$1,082,591	$12,082,031

Common stock issuances	839,080	$8,391	$7,885,045	$-	$-	$7,893,436	$-	$-	$-	$7,893,436
Offering costs	-	-	-	(265,612)	-	(265,612)	-	-	-	(265,612)
Net loss	-	-	-	-	(450,875)	(450,875)	(40,767)	-	(19,683)	(511,325)

Balance, March 31, 2018	1,987,082	$19,871	$18,971,942	$(1,177,672)	$(1,849,097)	$15,965,044	$2,170,578	$-	$1,062,908	$19,198,530

	Common Stock						Noncontrolling Interests
	Shares	Par Value	Additional Paid in Capital	Offering Costs	Accumulated Deficit	Total Shareholders' Equity	Hampton Inn Property	Hanover Square Property	Operating Partnership	Total Equity

Balance, January 1, 2019	2,321,582	$23,216	$22,077,827	$(1,835,291)	$(5,229,760)	$15,035,992	$2,009,031	$608,943	$950,627	$18,604,593

Offering costs	-	$-	$-	$(138,827)	$-	$(138,827)	$-	$-	$-	$(138,827)
Net loss	-	-	-	-	(686,639)	(686,639)	(132,879)	(4,705)	(16,263)	(840,486)
Dividends and distributions	-	-	-	-	-	-	-	(16,000)	-	(16,000)

Balance, March 31, 2019	2,321,582	$23,216	$22,077,827	$(1,974,118)	$(5,916,399)	$14,210,526	$1,876,152	$588,238	$934,364	$17,609,280

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(840,486)	$(511,325)

Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities
Depreciation	403,330	302,304
Amortization	162,833	91,660
Loan cost amortization	42,711	39,528
Amortization of tenant inducements	4,260	-
Decrease (increase) in fair value - interest rate cap	50,403	(74,289)
Above (below) market lease amortization, net	31,422	36,386

Changes in assets and liabilities
Rent and other receivables, net	11,874	13,775
Unbilled rent	(85,326)	(18,575)
Prepaid expenses	5,092	20,748
Other assets	-	(50,000)
Accounts payable and accrued liabilities	298,709	(73,143)
Net cash provided by (used in) operating activities	84,822	(222,931)

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(405,769)	(46,568)
Advance deposits	(372,831)	-
Net cash used in investing activities	(778,600)	(46,568)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(16,000)	-
Repayment of notes payable and related party notes payable	-	(2,177,538)
Repayment of mortgages payable	(32,408)	-
Proceeds from sales of common stock, net of offering costs	(138,827)	7,590,356
Net cash (used in) provided by investing activities	(187,235)	5,412,818

(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(881,013)	5,143,319
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	4,120,796	3,294,847
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$3,239,783	$8,438,166
	-	-
CASH AND CASH EQUIVALENTS, end of period shown in consolidated balance sheets	1,269,765	5,290,371
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits	1,970,018	3,147,795
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the statement of cash flows	$3,239,783	$8,438,166

Supplemental Disclosures and Non-Cash Activities:

Interest paid, net of interest rate cap offsetting receipts	427,674	409,702
Transfer advance deposits to investment properties	515,430	-
Short term receivable in lieu of proceeds from sale of common stock	-	37,468

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of March 31, 2019, the REIT, through the Operating Partnership, owned and operated three properties, the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), the Greensboro Airport Hampton Inn, a hotel with 125 rooms on 2.162 acres in Greensboro, North Carolina (the “Hampton Inn Property”), and the Shops at Hanover Square North (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia. The Company owns 64 percent of the Hampton Inn Property as a tenant in common with a noncontrolling owner which owns the remaining 36 percent interest. The Company owns 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owns the remaining 16 percent interest.

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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted cash flows plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its properties during the three months ended March 31, 2019 or March 31, 2018.

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

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually. During the three months ended March 31, 2019 and 2018, respectively, the Company did not record any impairment adjustments to its intangible assets.

Details of these deferred costs, net of amortization, arising from the Company’s purchases of the Franklin Square Property and Hanover Square Property are as follows:

	March 31, 2019	December 31, 2018
	(unaudited)
Intangible Assets
Leasing commissions	$282,409	$305,646
Legal and marketing costs	87,440	95,950
Above market leases	593,475	648,409
Leases in place	1,404,743	1,535,829
	$2,368,067	$2,585,834

Intangible Liabilities
Below market leases, net	$(416,214)	$(439,726)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the three months ended March 31, 2019 and 2018, respectively, were as follows:

	Three months ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Amortization of above market leases	$54,934	$47,898
Amortization of below market leases	(23,512)	(11,512)
	$31,422	$36,386

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the three months ended March 31, 2019 and 2018, respectively, were as follows:

	Three months ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Leasing commissions	$(23,237)	$(15,602)
Legal and marketing costs	(8,510)	(7,031)
Leases in place	(131,086)	(69,027)
	$(162,833)	$(91,660)

As of March 31, 2019 and December 31, 2018, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $983,847 and $821,014, respectively.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the remaining nine months ending December 31, 2019	2020	2021	2022	2023	2024- 2027	Total

Intangible Assets
Leasing commissions	$65,094	$75,332	$67,721	$36,661	$17,855	$19,746	$282,409
Legal and marketing costs	21,544	20,736	16,127	11,739	8,126	9,168	87,440
Above market leases, net	157,930	180,650	173,712	81,183	-	-	593,745
Leases in place	359,098	404,455	365,252	157,418	54,354	64,166	1,404,743
	$603,666	$681,173	$622,812	$287,001	$80,335	$93,080	$2,368,067

Intangible Liabilities
Below market leases, net	$(70,533)	$(88,558)	$(85,321)	$(63,749)	$(48,840)	$(59,213)	$(416,214)

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three months ended March 31, 2019 and 2018, respectively.

Cash and Cash Equivalents and Restricted Cash

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

Restricted cash represents (i) amounts held by the Company for tenant security deposits, (ii) escrow deposits held by lenders for real estate tax, insurance, and operating reserves and (iii) capital reserves held by lenders for investment property capital improvements.

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250,000. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. As of March 31, 2019, the Company held a cash account with a balance that exceeded the FDIC limit by $255,042. As of December 31, 2018, the Company held a cash account with a balance that exceeded the FDIC limit by $650,699.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of March 31, 2019 and December 31, 2018, the Company reported $77,351 and $71,022, respectively in security deposits.

Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and other operating reserves. As of March 31, 2019 and December 31, 2018, the Company reported $456,663 and $719,588, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions and tenant improvements. As of March 31, 2019 and December 31, 2018, the Company reported $1,436,004 and $2,002,762, respectively, in capital property reserves. These funds are being held in reserve for improvements to the Hampton Inn Property ($1,034,626 and $1,601,809 as of March 31, 2019 and December 31, 2018 respectively) and tenant improvements and leasing commissions for the Franklin Square Property ($401,378 and $400,953 as of March 31, 2019 and December 31, 2018 respectively).

Revenue Recognition

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective on January 1, 2019 (see Recent Accounting Pronouncements, below). This adoption did not have a material impact on the Company’s recognition of revenues from either its retail properties or its hotel property.

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

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final. Since these differences are determined annually under the leases, the impact on revenues recognized for the three months ended March 31, 2019 is not known.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the three months ended March 31, 2019 and 2018, respectively, no such termination costs were recognized.

Hotel Property Revenues

Hotel revenues (from the Hampton Inn Property) are recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Tenant receivables and unbilled rent

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit-worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. The Company’s allowance for uncollectible accounts are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables.

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

During the three months ended March 31, 2019 and 2018, respectively, the Company’s Hampton Inn TRS entity generated a tax loss, so no income tax expense was recorded.

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

The first noncontrolling interest is in the Hampton Inn Property in which the Company owns a 64 percent tenancy in common interest through its subsidiaries and an outside party owns a 36 percent tenancy in common interest. In 2017, the noncontrolling owner of the Hampton Inn Property provided $2.3 million as part of the acquisition of the Hampton Inn Property. The Hampton Inn Property’s net loss is allocated to the noncontrolling ownership interest based on its 36 percent ownership. During the three months ended March 31, 2019, 36 percent of the Hampton Inn’s net loss of $369,109, or $132,879 was allocated to the noncontrolling partnership interest. During the three months ended March 31, 2018, 36 percent of the Hampton Inn’s net loss of $113,241, or $40,767, was allocated to the noncontrolling ownership interest.

The second noncontrolling interest is in the Hanover Square Property in which the Company owns an 84 percent tenancy in common interest through its subsidiary and an outside party owns a 16 percent tenancy in common interest. The Hanover Square Property’s net loss is allocated to the noncontrolling ownership interest based on its 16 percent ownership. During the three months ended March 31, 2019, 16 percent of the Hanover Square Property’s net loss of $29,409, or $4,705, was allocated to the noncontrolling ownership interest. The Company did not own the Hanover Square Property during the three months ended March 31, 2018.

The third noncontrolling ownership interest are the units in the Operating Partnership that are not held by the REIT. In 2017, 125,000 Operating Partnership units were issued to members of the selling LLC which owned the Hampton Inn Property who elected to participate in a 721 exchange, which allows the exchange of interests in real property for shares in a real estate investment trust. These members of the selling LLC invested $1,175,000 in the Operating Partnership in exchange for 125,000 Operating Partnership units. The Operating Partnership units not held by the REIT represent 5.11 percent of the outstanding Operating Partnership units as of March 31, 2019 and December 31, 2018. The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships units are issued or as units are exchanged for the Company’s $0.01 par value per share Common Stock. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net loss is allocated to the noncontrolling unit holders based on their ownership interest. During the three months ended March 31, 2019, a weighted average of 5.11 percent of the Operating Partnership’s net loss of $318,258, or $16,263, was allocated to the noncontrolling unit holders. During the three months ended March 31, 2018, a weighted average of 7.25 percent of the Operating Partnership’s net loss of $271,478, or $19,683, was allocated to the noncontrolling unit holders.

Recent Accounting Pronouncements

For each of the accounting pronouncements that affect the Company, the Company has elected or plans to elect to follow the rule that allows companies engaging in an initial public offering as an Emerging Growth Company to follow the private company implementation dates.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements of Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In June 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to assessing collectability, presentation of sales taxes, noncash consideration and completed contracts and contract modifications in transition. In December 2016, the FASB issued 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies or corrects unintended application of the standard. Companies are permitted to adopt the ASUs as early as fiscal years beginning after December 15, 2016, but the adoption is required for private companies for fiscal years beginning after December 15, 2018. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605)," "Revenue from Contracts with Customers (Topic 606), Leases (Topic 840)," and Leases (Topic 842). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The Company adopted Topic 606 effective on January 1, 2019.

A majority of the Company’s tenant-related revenue from its Franklin Square Property and Hanover Square Property is recognized pursuant to lease agreements and will be governed by the leasing guidance discussed below.  The Company has evaluated its hotel revenues and concluded that the adoption of this standard did not impact the amount or timing of revenue recognition in its consolidated financial statements. The Company completed its assessment of ASU No. 2014-09 and has concluded that the guidance does not have a material impact on the Company’s method of revenue recognition or on the consolidated financial statements.

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this update govern a number of areas including, but not limited to, accounting for leases, replacing the existing guidance in ASC No. 840, Leases.  Under this standard, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet.  Other significant provisions of this standard include (i) defining the “lease term” to include the non-cancelable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed,” (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits and (iv) a requirement to bifurcate certain lease and non-lease components.  The lease standard is effective for public companies for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years) and for private companies, fiscal years beginning after December 15, 2019, with early adoption permitted.  The Company plans to adopt the standard effective on January 1, 2020. Management does not believe the adoption will have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, such as accounts receivable and loans. The guidance will require that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. For public companies, the guidance will be effective for interim and annual reporting periods beginning after December 15, 2019 and for private companies, periods after December 15, 2020. The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

Cash Flows

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The ASU provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows in an effort to reduce diversity in practice. The standard requires a reconciliation of total cash, cash equivalents and restricted cash, such as escrows and operating property reserves and property capital reserves, in the cash flow statement or in the notes to the financial statements. This ASU is effective for annual and interim reporting periods beginning after December 15, 2017 and early adoption is permitted. The new standard is to be applied retrospectively for all periods presented.

The Company adopted the standard as of January 1, 2019 and applied retrospectively. For the three months ended March 31, 2018, the adoption resulted in a reduction of $90,975 in net cash used in operating activities and a reduction of $24,975 in net cash used in investing activities on the consolidated statements of cash flows.

3.	Investment Properties

Investment properties consist of the following:

	March 31, 2019 (unaudited)	December 31, 2018
Land	$7,462,946	$7,462,946
Site improvements	2,341,547	2,341,547
Buildings and improvements (a)	36,330,755	35,753,467
Furniture and fixtures (b)	2,077,184	1.733,273
Investment properties at cost (c)	48,212,432	47,291,233
Less accumulated depreciation	2,375,326	1,967,736
Investment properties, net	$45,837,106	$45,323,497

(a)	Includes tenant improvements (both those acquired at the acquisition and those constructed after the acquisition), tenant inducements, capitalized leasing commissions and other capital costs incurred post-acquisition.

(b)	As of March 31, 2019 and December 31, 2018, excludes $281,148 and $423,747, respectively, in pre-payments recorded as advance deposits for furniture and fixtures not yet received as part of the renovations of the Hampton Inn Property. The Company reclassifies the amounts recorded as advance deposits to a furniture and fixtures account when the assets are placed in service.

(c)	Excludes intangible assets and liabilities (see note, below), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $403,330 and $302,304 for the three months ended March 31, 2019 and 2018, respectively.

The Company generally records depreciation of capitalized tenant improvements and amortization of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation and amortization as of March 31, 2019 and December 31, 2018, respectively, are as follows:

	March 31, 2019 (unaudited)	December 31, 2018
Capitalized tenant improvements, net	$197,370	$175,580
Capitalized leasing commissions, net	314,529	322,861

Depreciation on capitalized tenant improvements was $9,494 and $3,851 for the three months ended March 31, 2019 and 2018, respectively. Amortization of capitalized leasing commissions was $9,678 and $1,711 for the three months ended March 31, 2019 and 2018, respectively.

In May 2018, the Company paid $125,000 to induce a tenant in the Franklin Square Property to release a restriction in its lease that prohibited the Company from leasing space to a similar user. Capitalized tenant inducements are amortized as a reduction of rental income over the term of the respective lease. Details of these deferred costs, net of depreciation and amortization as of March 31, 2019 and December 31, 2018, respectively, are as follows:

	March 31, 2019 (unaudited)	December 31, 2018
Capitalized tenant inducements, net	$109,380	$113,640

Amortization of the tenant inducement was $4,260 and $0 for the three months ended March 31, 2019 and 2018, respectively.

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to each property’s transferability, use and other common rights typically associated with property ownership.

Property Acquisitions

2018 Acquisition

The Hanover Square Property

On May 8, 2018, the Company completed its acquisition of an 84 percent interest in the Hanover Square Property through a wholly owned subsidiary. The purchase price for the Hanover Square Property was $12,173,000 paid through a combination of cash provided by the Company, assumed secured debt which amount was increased by additional debt and cash provided by the 16 percent noncontrolling investor. The Company’s total investment, including acquisition and closing costs, escrows and lease reserves was $12,961,557, including $122,033 of loan issuance costs and $648,120 in cash provided by a non-controlling investor. The Hanover Square Property, built in 2007, was 97 percent leased as of March 31, 2019 and is anchored by Marshalls and an Old Navy store.

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

2017 Acquisitions

The Franklin Square Property

On April 28, 2017, the Company completed its acquisition of the Franklin Square Property through a wholly owned subsidiary. The purchase price for the Franklin Square Property was $20,500,000 paid through a combination of cash and assumed, secured debt. The Company’s total investment, including acquisition and closing costs, escrows and lease reserves was $22,054,071. The Franklin Square Property, built in 2006 and 2007, was 68 percent leased as of the acquisition date and is anchored by Ashley Furniture. As of March 31, 2019, the Franklin Square Property was 92.4 percent occupied.

The Hampton Inn Property

On November 3, 2017 the Company completed its acquisition of a 64 percent interest in the Hampton Inn Property through a wholly owned subsidiary. The total purchase price for the Hampton Inn Property was $15.1 million paid through a combination of cash provided by the Company, operating partnership units (“OP Units”), the incurrence of new mortgage debt and cash provided by the 36 percent non-controlling investor. The total investment, including acquisition, closing costs, escrow deposits and a reserve for property improvements required under the Hampton Inn Property’s franchise agreement, was $18,004,621. The hotel has 125 rooms and was built in 1996.

4.	Mortgages Payable

The Company’s mortgages payables were $33,246,700 and $33,236,397 as of March 31, 2019 and December 31, 2018, respectively.

				Balance
				December 31,
Property	Monthly Payment	Interest Rate	Maturity	March 31, 2019 (unaudited)	December 31, 2018

Franklin Square	Interest only	4.7%	October 2021	$14,275,000	$14,275,000
Hampton Inn (a)	Interest only	Variable (b)	November 2020	10,600,000	10,600,000
Hanover Square (c)	$51,993	4.9%	December 2027	8,740,154	8,772,562

Unamortized issuance costs, net				(368,454)	(411,165)
Total mortgages payable, net				$33,246,700	$33,236,397

(a)	Certain of the Company’s obligation under the mortgage loan for the Hampton Inn Property to complete a property improvement plan (PIP) are guaranteed by individual members of the Manager and by an individual member of the noncontrolling owner. This guarantee is irrevocable and unconditional and requires the PIP work to be completed on schedule and free of all liens.

(b)	The mortgage loan for the Hampton Inn Property bears interest at a variable rate based on LIBOR with a minimum rate of 6.1 percent. The interest rate payable is the USD LIBOR one-month rate plus 5 percent. As of March 31, 2019 and December 31, 2018, the rate in effect for the Hampton Inn Property mortgage was 7.50 percent.

(c)	The mortgage loan for the Hanover Square property bears interest at a fixed rate of 4.9% until January 2023, when the interest rate adjusts to a new fixed rate which will be determined by adding 3.10 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.9%. The fixed monthly payment includes principal and interest. The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 to 1.00 and (ii) maintain a loan-to-value of real estate ratio of 75%. As of March 31, 2019, the Company believes that it is complaint with these covenants.

For the Franklin Square Property mortgage payable, interest expense was $167,731 and $167,731 for the three months ended March 31, 2019 and 2018, respectively. Amortization of capitalized issuance costs was $4,638 and $4,638 for the three months ended March 31, 2019 and 2018, respectively. Interest accrued as of March 31, 2019 and December 31, 2018 was $57,774 and $57,774, respectively. As of March 31, 2019 and December 31, 2018, accumulated amortization of capitalized issuance costs was $35,559 and $30,921, respectively.

For the Hampton Inn Property mortgage payable, interest expense was $199,891 and $177,844 for the three months ended March 31, 2019 and 2018, respectively. Payments received from the interest rate protection transaction (see note below) were recorded as a reduction of interest expense and were $14,391 and $0 for the three months ended March 31, 2019 and 2018, respectively. Amortization of capitalized issuance costs was $34,890 and $34,890 for the three months ended March 31, 2019 and 2018, respectively. Interest accrued as of March 31, 2019 and December 31, 2018 was $0 and $0, respectively. As of March 31, 2019 and December 31, 2018 accumulated amortization of capitalized issuance costs was $197,711 and $162,821, respectively.

For the Hanover Square Property mortgage payable, interest expense was $107,265 and $0 for the three months ended March 31, 2019 and 2018, respectively. Amortization of capitalized issuance costs was $3,183 and $0 for the three months ended March 31, 2019 and 2018, respectively. Interest accrued as of March 31, 2019 and December 31, 2018 was $35,689 and $0, respectively. As of March 31, 2019 and December 31, 2018 accumulated amortization of capitalized issuance costs was $11,671 and $8,488, respectively.

For the three months ended March 31, 2019 and 2018, respectively, other interest expense was $2,867 and $2,493.

Interest rate protection transaction

On November 3, 2017, the Company entered into an Interest Rate Protection Transaction to limit the Company’s exposure to increases in interest rates on the variable rate mortgage loan on the Hampton Inn Property. Under this agreement, the Company’s interest rate exposure is capped at 7 percent if USD 1-Month LIBOR BBA exceeds 2 percent. USD 1-Month LIBOR was 2.4945 percent and 2.51988 percent as of March 31, 2019 and December 31, 2018, respectively. In accordance with the guidance on derivatives and hedging, the Company records all derivatives on the balance sheet at fair value. As of March 31, 2019 and December 31, 2018, respectively, the fair value of the interest Rate Protection Transaction was $76,394 and $126,797. The Company reports changes in the fair value of the derivative as a decrease (increase) in fair value-interest rate cap on its consolidated statements of operations.

Beginning in July 2018, the USD 1-Month LIBOR BBA rate exceeded two percent and remained in excess of two percent on each subsequent monthly valuation date from July 2018 through March 31, 2019. For the three months ended March 31, 2019 and 2018, the Company received $14,391 and $0 in payments under the Interest Rate Protection Transaction, all of which were recorded as a reduction to interest expense.

Notes payable, short term and related party notes payable, short term

As of March 31, 2019 and 2018, the Company had no notes payable, short term or related party notes payable, short term outstanding. During the three months ended March 31, 2018, the Company repaid a short term note payable in the principal amount of $1,500,000. In addition, during the three months ended March 31, 2018, the Company repaid related party notes payable, short term, to five related parties totaling $677,538.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of March 31, 2019 are as follows:

For the remaining nine months ending December 31, 2019	$153,937
2020	10,814,895
2021	14,501,658
2022	237,791
2023	249,471
Thereafter	7,657,402
Total Maturities	$33,615,154
Less unamortized issuance costs	(368,454)
Mortgages payable, net	$33,246,700

5.	Rentals under Operating Leases

Future minimum rentals (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding Common Area Maintenance and other expense pass-throughs, as of March 31, 2019 are as follows:

For the remaining nine months ending December 31, 2019	$2,279,803
2020	2,736,315
2021	2,529,467
2022	1,566,444
2023	909,842
Thereafter	2,275,291
Total minimum rents	$12,297,162

6.	Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 shares of common stock, $0.01 par value per share ("Common Shares"), and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 94.89% interest in the Operating Partnership as of March 31, 2019 and December 31, 2018. Limited partners in the Operating Partnership who have held their units for one year or longer have the right to redeem their common units for cash or, at the REIT’s option, Common Shares at a ratio of one common unit for one common share. Under the Agreement of Limited Partnership, distributions to unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per unit as dividends per share are paid to the REIT’s holders of Common Shares.

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

As of March 31, 2019 and December 31, 2018 there were 2,446,582 common units of the Operating Partnership outstanding with the REIT owning 2,321,582 of these common units. As of March 31, 2019 and December 31, 2018, there were 2,321,582 Common Shares of the REIT outstanding. As of March 31, 2019 and December 31, 2018, there were 125,000 common units of the Operating Partnership that were eligible for conversion to the Company’s Common Shares.

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

As of March 31, 2019, there are 154,000 shares available for issuance under the Plan.

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net loss attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of March 31, 2019 and December 31, 2018, all of the Operating Partnership’s 125,000 common units outstanding were eligible to be converted, on a one-to-one basis, into Common Shares. The Operating Partnership’s common units have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's earnings per common share are determined as follows:

	Three months ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Basic and diluted shares outstanding
Weighted average Common Shares – basic	2,321,582	1,687,516
Effect of conversion of operating partnership units	125,000	-
Weighted average common shares – diluted	2,446,582	1,687,516

Calculation of earnings per share – basic and diluted
Net loss attributable to common shareholders	$(686,639)	$(450,875)
Weighted average Common Shares – basic and diluted	2,321,582	1,687,516
Earnings per share – basic and diluted	$(0.30)	$(0.27)

Dividends and Distributions

During the three months ended March 31, 2019, no dividends were declared or paid. During the year ended December 31, 2018, dividends were declared on March 28, 2018 payable to common shareholders of record on April 2, 2018, July 12, 2018 payable to common shareholders of record on July 12, 2018, and November 30, 2018 payable to common shareholders of record on December 12, 2018. Dividends and distributions to noncontrolling interests paid during the three months ended March 31, 2019 and 2018, respectively, are as follows:

	Three months ended March 31,
	2019	2018
	(unaudited)	(unaudited)
Common shareholders (dividends)	$-	$-
Hampton Inn Property noncontrolling interest (distribution)	-	-
Hanover Square Property noncontrolling interest (distribution)	16,000	-
Operating Partnership unit holders (distributions)	-	-
Total dividends and distributions	$16,000	$-

7.	Commitments and Contingencies

Hampton Inn Property – Property Improvement Plan

The Company is obligated under the mortgage loan for the Hampton Inn Property to complete a property improvement plan which includes exterior and interior renovations and replacement of furniture and fixtures. This obligation is irrevocably and unconditionally guaranteed by individual members of the Manager and by an individual member of the noncontrolling owner. The Company has entered into a series of contracts for this work with a total estimated cost of $2,648,548 and work commenced in July, 2018. These costs will be partially funded by $2,206,099 of funds held in escrow by the mortgage holder (see “Cash and Cash Equivalents and Restricted Cash”, above), with the remainder being funded by the Company and the noncontrolling owner.

During the three months ended March 31, 2019, the Company incurred and paid $735,350 in costs associated with the property improvement plan. Escrows held by the mortgage holder funded $567,183 of these costs and the remainder was funded by the Company. During the year ended December 31, 2018, the Company incurred and paid $1,009,452 in costs associated with the property improvement plan. Escrows held by the mortgage holder funded $604,290 of these costs and the remainder was funded by the Company. As of March 31, 2019, the Company estimates that the remaining costs to be incurred associated with this work is $903,746, all of which will be funded by the escrow balance of $1,034,626 as of March 31, 2019.

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic which represented 100 percent of the total annualized base revenues of the properties in its portfolio as of March 31, 2019. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center property depends on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Occupancy rates and hotel revenues for the Company’s Hampton Inn Property are highest in October, due to a local event that generates significant demand, and generally greater in the second and third quarters than in the first quarter and in November and December. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to meet cash requirements.

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

For the three months ended March 31, 2019 and 2018, respectively, the Company incurred $93,925 and $67,174 in asset management fees. Asset management fees are recorded on the Company’s consolidated statements of operations as either (i) retail center property operating expenses, (ii) hotel property operating expenses or (iii) legal, accounting and other professional fees, depending on the basis on which the asset management fee is determined.

The Manager also receives an acquisition fee of 2.0% of the purchase price plus transaction costs, for each property acquired or investment made on the Company’s behalf at the closing of the acquisition of such property or investment, in consideration for the Manager’s assistance in effectuating such acquisition. Acquisition fees are allocated and added to the fair value of the tangible assets acquired. Repayment of funds advanced are recorded as a reduction in outstanding accounts payable and accrued liabilities. No acquisition fees were earned or paid during the three months ended March 31, 2019 or 2018.

The Manager will be entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in this offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to this offering, and (B) 7%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period. For purposes of calculating the incentive fee during the first years after completion of this offering, adjusted funds from operations (“AFFO”) will be determined by annualizing the applicable period following completion of this offering. AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. The Company further adjusts funds from operations (“FFO”) for certain items that are not added to net income in the National Association of Real Estate Investment Trusts’ (NAREIT) definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on real estate investments). No incentive fees were earned or paid during the three months ended March 31, 2019 or 2018.

In addition to the asset management fees paid to the Manager, during the three months ended March 31, 2019 and 2018, respectively, the Company repaid the Manager $0 and $196,483 for funds advanced by the Manager on behalf of the Company.

Hampton Inn Property

The tenants in common owners of the Hampton Inn Property have entered into lease with the Hampton Inn TRS for the Hampton Inn Property. Under the lease, the TRS, under a hotel management agreement with Marshall Properties, operates the property and pays rent to the tenants in common owners. Base rent and percentage rent are payable under the lease, as follows:

	Period	Annual Rent	Percentage Rent
Years 1 – 3	November, 2017 – October, 2020	$866,834	6% of Gross Revenue
Years 4 – 5	November, 2020 – October, 2022	$946,834	10% of Gross Revenue

During the three months ending March 31, 2019 and the TRS incurred $281,157 and $261,467 in rent to the tenants in common owners. As of March 31, 2019 and March 31, 2018, accrued but unpaid rent was $120,289 and $33,257, respectively. All material balances and transactions between the two entities have been eliminated in the consolidated financial statements.

Other related parties

The Company pays Shockoe Properties, LLC, a subsidiary of Dodson Properties, an entity in which one of the owners of the Manager holds a 6.32 percent interest, an annual property management fee of up to 3 percent of the monthly gross revenues of the Franklin Square Property and the Hanover Square Properties. These fees are paid in arrears on a monthly basis. During the three months ended March 31, 2019 and 2018, the company paid Shockoe Properties, LLC property management fees of $27,134 and $13,459, respectively.

9.	Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. As of March 31, 2019, The Company had the following reportable segments:  retail center properties and hotel properties. During the periods presented, there have been no material intersegment transactions.

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

The following table presents property operating revenues, expenses and NOI by product type:

	Hotel property (unaudited)		Retail center properties (unaudited)		Total (unaudited)
	Three months ending,		Three months ending,		Three months ending,
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Revenues	$644,488	$745,979	$893,994	$456,871	$1,538,482	$1,202,850
Operating expenses	581,975	563,054	269,275	192,681	851,250	755,735
Net operating income	$62,513	$182,295	$624,719	$264,190	$687,232	$447,115

10.	Subsequent Events

As of May 15, 2019, the following events have occurred subsequent to the March 31, 2019 effective date of the consolidated financial statements:

On May 13, 2019, the Company issued and sold 1,666,667 Common Shares at an offering price of $4.80 per share. Net proceeds from the issuance are estimated to be $6,755,000, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and legal, accounting and other professional fees.  As part of this offering, the Company granted the underwriters a 45-day option to purchase up to 250,000 additional Common Shares at the public offering price, less the underwriting discount and commissions, to cover over-allotments, if any.

On May 14, 2019, the Company declared its first quarter dividend of $0.175 per share of common stock payable on or about May 28, 2019 to holders of the Company’s common stock on May 24, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based on, and should be read in conjunction with, the condensed, consolidated financial statements and the related notes thereto of Medalist Diversified REIT, Inc. contained in this Quarterly Report on Form 10-Q.

As used in this section, unless the context otherwise requires, references to “we,” “our,” “us,” and “our company” refer to Medalist Diversified REIT, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Medalist Diversified Holdings, LP, a Delaware limited partnership of which we are the sole general partner, except where it is clear from the context that the term only means Medalist Diversified REIT, Inc..

Cautionary Statement Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws. These forward-looking statements are included throughout this Quarterly Report on Form 10-Q. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Quarterly Report on Form 10-Q.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to the factors, risks and uncertainties described above, changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date of this Quarterly Report on Form 10-Q. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

Company Overview

Medalist Diversified REIT Inc. is a Maryland corporation formed on September 28, 2015. Beginning with our taxable year ended December 31, 2017, we believe that we have operated in a manner qualifying us as a REIT, and we have elected to be taxed as a REIT for federal income tax purposes. Our company serves as the general partner of Medalist Diversified Holdings, LP which was formed as a Delaware limited partnership on September 29, 2015.

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

Our company is externally managed by Medalist Fund Manager, Inc. (the “Manager”). The Manager makes all investment decisions for our company. The Manager and its affiliated companies specialize in acquiring, developing, owning and managing value-added commercial real estate in the Mid-Atlantic and Southeast regions. The Manager oversees our company’s overall business and affairs and has broad discretion to make operating decisions on behalf of our company and to make investment decisions. Our company’s stockholders are not involved in its day-to-day affairs.

 As of March 31, 2019, our company owned and operated three investment properties, the Shops at Franklin Square (the “Franklin Square Property”), a 134,239 square foot retail property located in Gastonia, North Carolina, the Greensboro Hampton Inn (the “Hampton Inn Property”) a hotel with 125 rooms on 2.162 acres in Greensboro, North Carolina and the Hanover North Shopping Center (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia. As of March 31, 2019, we owned 64% of the Hampton Inn Property as a tenant in common with a noncontrolling owner which owned the remaining 36% interest. The tenants in common lease the Hampton Inn Property to a taxable REIT subsidiary that is also owned 64% by us and 36% by the noncontrolling owner. As of March 31, 2019, we owned 84% of the Hanover Square Property as a tenant in common with a noncontrolling owner which owned the remaining 16% interest.

Recent Trends and Activities

There have been several significant events during 2018 and the first quarter of 2019 that have impacted our company. These events are summarized below.

Equity Issuances

Between January and June 2018, our company issued and sold 847,580 shares of common stock at an offering price of $10.00 per share. Net proceeds from the issuances totaled $7,749,992, which includes the impact of discounts and offering costs, including the underwriters' selling commissions and legal, accounting and other professional fees. The net funds after issuance costs were used to (i) retire the short-term notes payable used to finance the purchase of the Hampton Inn Property and (ii) fund our company’s acquisition of the Hanover Square Property, which closed on May 8, 2018.

On November 30, 2018, we completed our initial registered public offering, or our IPO, pursuant to which we issued an aggregate of 240,000 shares of our common stock at an offering price of $10.00 per share and received approximately $1,838,727 in net proceeds.

On August 31, 2018, our company’s Board of Directors approved a grant of 80,000 shares of Common Shares to two employees of the Manager who also serve as directors of our company and a grant of 6,000 Common Shares to our company’s three independent directors. The effective date of the grants was December 4, 2018, the date on which the registration of the Plan shares was effective. The Common Shares granted vest immediately, but will be restricted for six months by a lock-up agreement associated with our company’s sale of its Common Shares on November 27, 2018. In addition, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the Common Shares vest immediately, the fair value of the grants, or $790,340, was recorded to expense on the effective date of the grant. The fair value of the grants was determined by the market price of our company’s Common Shares on the effective date of the grant.

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

On May 10, 2018, we entered into a lease with Altitude Trampoline Park, or Altitude, a national tenant, for 30,000 square feet of rentable space. Altitude’s occupancy commenced in November 2018 and rent will commence on August 1, 2019. On October 18, 2018, we entered into a lease with Allen Tate, Inc. for 4,156 square feet. Allen Tate’s occupancy commenced on December 1, 2018, and rent commenced on March 1, 2019. Allen Tate’s and Altitude’s occupancy brought the Franklin Square Property’s occupancy rate to 92.4 percent as of March 31, 2019.

Greensboro Airport Hampton Inn

On November 3, 2017 we completed our acquisition of an undivided 64 percent tenant-in-common interest in the Hampton Inn Property through a wholly owned subsidiary. The total purchase price for the Hampton Inn Property was $15,100,000, paid through a combination of cash provided by our company, the issuance of 125,000 OP Units, the incurrence of new mortgage debt in the original principal amount of $10,600,000 and approximately $2,300,000 in cash provided by the unaffiliated, tenant-in-common noncontrolling owner. The total investment, including acquisition, closing costs, escrow deposits and an escrow for property improvements required under the Hampton Inn Property’s franchise agreement, was $18,004,621. The hotel has 125 rooms and was built in 1996.

Our company is obligated under the mortgage loan for the Hampton Inn Property to complete a property improvement plan (the “Property Improvement Plan”) which includes exterior and interior renovations and replacement of furniture and fixtures. Our company has entered into a series of contracts for this work with a total estimated cost of $2,648,548 and work commenced in July, 2018. These costs have been and will be partially funded by $2,206,099 of funds held in escrow by the mortgage holder, with the remainder being funded by our company and the noncontrolling owner.

2018 Acquisition

Hanover North Shopping Center

On May 8, 2018 we completed our acquisition of an undivided 84 percent tenant-in-common interest in the Hanover Square Property through a wholly owned subsidiary. The contract purchase price for the Hanover Square Property was $12,173,000. We acquired the Hanover Square Property with $3,291,404 in cash, $648,120 in cash from an unaffiliated tenant-in-common noncontrolling owner, and the assumption of a secured loan of approximately $8,527,315 from Langley Federal Credit Union, which amount was increased by an additional $372,685 (the “Hanover Square Property Loan”). The Hanover Square Property is located in Mechanicsville, Virginia and consists of approximately 73,440 square feet of improvements located on an 8.766 acre parcel of land (the “Developed Parcel”) and a contiguous, undeveloped parcel of land totaling 0.864 acres. As of March 31, 2019, the Hanover Square Property was approximately 96.7% occupied.

Financing Activities

Our company financed its acquisitions of the three properties through mortgages, as follows:

				Balance
	Monthly	Interest		Balance - March 31,
Property	Payment	Rate	Maturity	2019	2018
Franklin Square	Interest only	4.7%	October 2021	$14,275,000	$14,275,000
Hampton Inn (a)	Interest only	Variable	November 2020	10,600,000	10,600,000
Hanover Square (b)	$51,993	4.9%	December 2027	8,740,154	-

(a)	The mortgage loan for the Hampton Inn Property bears interest at a variable rate based on LIBOR with a minimum rate of 6.1%. The interest rate payable is the USD LIBOR one-month rate plus 5%. As March 31, 2019 and 2018, respectively, the rates in effect for the Hampton Inn Property mortgage loan were 7.5 percent and 6.875 percent.

(b)	As part of its acquisition of the Hanover Square Property, our company assumed a secured loan of $8,527,315 from Langley Federal Credit Union and incurred additional mortgage debt of $372,685, also from Langley Federal Credit Union (the “Hanover Square Property Loan”). The Hanover Square Property Loan matures on December 1, 2027 and requires monthly payments of principal, on a 25-year amortization schedule, and interest during the term. The Hanover Square Property Loan will bear interest at 4.90% through January 1, 2023, at which time the interest rate will be adjusted to the daily average yield on US Treasury securities adjusted to a constant maturity of five years, plus 3.10% with an interest rate floor of 4.90%. The fixed monthly payment includes principal and interest. The Hanover Square Property Loan is secured by the Developed Parcel of the Hanover Square Property.

On November 3, 2017, our company entered into an Interest Rate Protection Transaction to limit our company’s exposure to increases in interest rates on the variable rate mortgage loan on the Hampton Inn Property. Under this agreement, our company’s interest rate exposure is capped at 7 percent if USD 1-Month LIBOR BBA exceeds 2 percent. As of March 31, 2019 and 2018, USD 1-Month LIBOR was 2.4945 percent and 1.88313 percent, respectively. In accordance with the guidance on derivatives and hedging, our company records all derivatives on the balance sheet at fair value. Our company reports the changes in the fair value of the derivative in other income.

Beginning in July 2018, the USD 1-Month LIBOR BBA rate exceeded two percent and remained in excess of two percent on each subsequent monthly valuation date from July 2018 through March 31, 2019. For the three months ended March 31, 2019 and 2018, our company received $14,391 and $0 in payments under the Interest Rate Protection Transaction, all of which were recorded as a reduction to interest expense.

As of March 31, 2019 and 2018, our company had no notes payable, short term or related party notes payable, short term outstanding. During the three months ended March 31, 2018, our company repaid a short term note payable in the principal amount of $1,500,000. In addition, during the three months ended March 31, 2018, our company repaid related party notes payable, short term, to five related parties totaling $677,538. These short term notes were issued on November 3, 2017 to finance the purchase of the Hampton Inn Property.

Off-Balance Sheet Arrangements

As of March 31, 2019, we have no off-balance sheet arrangements.

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

Rents and Other Tenant Receivables

For our retail properties, we record a tenant receivable for amounts due from tenants such as base rents, tenant reimbursements and other charges allowed under the lease terms. We periodically review tenant receivables for collectability and determine the need for an allowance for the uncollectible portion of accrued rents and other accounts receivable based upon customer creditworthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. We consider a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other actions per the lease.

For our hotel property, revenues are recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective on January 1, 2019 (see Recent Accounting Pronouncements in Note 2, “Summary of Significant Accounting Polices,” of our Consolidated Financial Statements). This adoption did not have a material impact on the Company’s recognition of revenues from either its retail properties or its hotel property.

Acquisition of Investments in Real Estate

The adoption of ASU 2017-01, as discussed in Note 2, “Summary of Significant Accounting Policies” of the Consolidated Financial Statements included in this report, has impacted our accounting framework for the acquisition of investment properties. Upon acquisition of investment properties, our company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities, including in-place leases, above- and below-market leases, tenant relationships and assumed debt based on evaluation of information and estimates available at that date. Fair values for these assets are not directly observable and estimates are based on comparable market data and other information which is subjective in nature, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

Impairment of Long-Lived Assets

We periodically review investment properties for impairment on a property-by-property basis to identify any events or changes in circumstances that indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. If any such events or changes in circumstances are identified, we perform a formal impairment analysis. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We estimate fair value using data such as operating income, estimated capitalization rates or multiples, leasing prospects and local market information. Our company also reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually.

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

On May 13, 2019, we issued and sold 1,666,667 Common Shares at an offering price of $4.80 per share. Net proceeds from the issuance are estimated to be $6,755,000, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and legal, accounting and other professional fees. As part of this offering, we granted the underwriters a 45-day option to purchase up to 250,000 additional Common Shares at the public offering price, less the underwriting discount and commissions, to cover over-allotments, if any.

Cash Flows

At March 31, 2019, our consolidated cash on hand totaled $1,269,765 compared to consolidated cash on hand of $5,290,371 at March 31, 2018. Cash flows from operating activities, investing activities and financing activities for the three months ended March 31, 2019 and 2018 are as follows:

Operating Activities

During the three months ended March 31, 2018, our company owned and operated two properties, the Franklin Square Property and the Hampton Inn Property. During the three months ended March 31, 2019, our financial results also include our third property, the Hanover Square Property, which was acquired in May 2018.

During the three months ended March 31, 2019, our cash flows provided by operating activities were $84,822 compared to cash flows used in operating activities of $222,931 for the three months ended March 31, 2018, an increase of $307,753. This increase was largely driven by an increase in accounts payable and accrued liabilities of $298,709 which reduced our use of cash. While our net loss increased from $511,325 for the three months ended March 31, 2018 to $840,486 for the three months ended March 31, 2019, this was a result of increases in non-cash expenses, including depreciation and amortization and the decrease in the fair value of the interest rate cap.

Investing Activities

During the three months ended March 31, 2019, our cash flows used in investing activities were $778,600 compared to cash flows used in investing activities of $46,568 during the three months ended March 31, 2018. During the three months ended March 31, 2019, cash used in investing activities included $372,831 in advance deposits for furniture and fixtures related to the Property Improvement Plan for the Hampton Inn Property and $405,769 in capital expenditures consisting $362,519 in interior and exterior construction costs for the Property Improvement Plan for the Hampton Inn Property, $32,630 in tenant improvements and leasing commissions for Franklin Square and $10,620 in equipment for the Hampton Inn Property.

During the three months ended March 31, 2018, investing activities were related to the payment of leasing commissions for the Franklin Square Property and initial expenditures for the Hampton Inn Property’s Property Improvement Plan.

Financing Activities

During the three months ended March 31, 2019, our cash flows used in financing activities were $187,325 compared to cash flows provided by financing activities of $5,412,818 during the three months ended March 31, 2018. During the three months ended March 31, 2019, our company made $32,408 in principal payments on the Hanover Square North mortgage payable and $16,000 in distributions to noncontrolling owner of the Hanover Square Property. Additionally, during the three months ended March 31, 2019, our company paid $138,827 in offering costs associated with our public offering of Common Shares which closed on May 13, 2019.

During the three months ended March 31, 2018, our company generated net proceeds, after offering costs, from our common stock issuances of $7,590,356 and repaid notes payables and related party payables of $2,177,538.

Non-cash financing activities that did not materially affect our cash flows provided by financing activities and were $0 for the three months ending March 31, 2019 and $37,468, representing a short-term receivable in lieu of proceeds from the sale of common stock, for the three months ended March 31, 2018.

Future Liquidity Needs

Liquidity for general operating needs and our company’s investment properties is provided solely by the rental receipts from those properties. Liquidity for growth (acquisition of new investment properties) will be provided by additional equity issuances, net of issuance costs.

In addition to the funding of our ongoing operations, our primary liquidity needs at March 31, 2019 were to provide funding for the ongoing costs associated with our company’s continuing efforts to raise capital through the issuance of additional shares of common stock. We anticipate that these costs will be funded by proceeds from the future issuances of common stock.

Results of Operations

Total Revenue

Total revenue was $1,538,482 for the three months ended March 31, 2019, consisting of $567,561 in revenues from the Franklin Square Property, $326,433 in revenues from the Hanover Square Property and $644,488 in revenues from the Hampton Inn Property. Total revenue was $1,202,850 for the three months ended March 31, 2018, consisting of $456,871 in revenues from the Franklin Square Property and $745,979 in revenues from the Hampton Inn Property.

Total revenues for the three months ended March 31, 2019 increased by $335,632 over the three months ended March 31, 2018. While revenues from the Hampton Inn Property declined by $101,491 due to the ongoing construction related to the Property Improvement Plan and increased competition, the overall increase is a result of $326,433 in new revenues from the Hanover Square Property and $110,690 in increased revenues from Franklin Square resulting from new leases and contractual increases in existing leases.

Total Operating Expenses

Total operating expenses for the three months ended March 31, 2019 were $1,826,865, consisting of $183,214 in expenses for the Franklin Square Property, $86,061 for the Hanover Square Property, $581,975 for the Hampton Inn Property, $353,747 of legal, accounting and other professional fees, $55,705 in corporate general and administrative expenses and $566,163 in depreciation and amortization expenses.

Total operating expenses for the three months ended March 31, 2018 were $1,364,183, consisting of $192,681 in expenses for the Franklin Square Property, $563,054 for the Hampton Inn Property, $212,179 of legal, accounting and other professional fees, $2,305 of corporate general and administrative expenses, and $393,964 in depreciation and amortization expenses.

Total operating expenses for the three months ended March 31, 2019 increased by $462,682 over the three months ended March 31, 2018. This increase was a result of owning the Hanover Square Property for the three months ended March 31, 2019, and an increase in legal, accounting and other professional fees resulting from the compliance requirements for a public company. During the three months ended March 31, 2019, operating expenses for the Hampton Inn Property were $18,921 less than for the three months ended March 31, 2018 due to lower variable costs resulting from lower occupancy.

Interest Expense

Interest expense for the three months ended March 31, 2019 was $506,074. This consisted of (i) $167,731 in mortgage interest and $4,638 in amortization of loan issuance costs for the Franklin Square Property, (ii) $199,891 in mortgage interest, $34,890 in amortization of loan issuance costs and $14,391 in payments (recorded as a reduction in interest expense) from the interest rate cap transaction for the Hampton Inn Property, (iii) $107,265 in mortgage interest and $3,183 in amortization of loan issuance costs for the Hanover Square Property and (iv) other interest of $2,867.

Interest expense for the three months ended March 31, 2018 was $424,281. This consisted of (i) $167,731 in mortgage interest and $4,638 in amortization of loan issuance costs for the Franklin Square Property (ii) $177,844 in mortgage interest and $34,890 in amortization of loan issuance costs for the Hampton Inn Property, (iii) $36,685 in interest and fees on a short-term note payable that was repaid during the three months ended March 31, 2018, and (iv) other interest of $2,493.

Total interest expense for the three months ended March 31, 2019 increased by $81,793 over the three months ended March 31, 2018. This increase was a result of owning the Hanover Square Property for the three months ended March 31, 2019.

Other Income and Expense

On November 3, 2017, our company entered into an Interest Rate Protection Transaction to limit our company’s exposure to increases in interest rates on the variable rate mortgage loan on the Hampton Inn Property. Under this agreement, our company’s interest rate exposure is capped at 7 percent if USD 1-Month LIBOR BBA exceeds 2%. As of March 31, 2019 and December 31, 2018, USD 1-Month LIBOR was 2.4945 percent and 2.51988 percent, respectively. In accordance with the guidance on derivatives and hedging, our company records all derivatives on the balance sheet at fair value. As of March 31, 2019, the fair value of the Interest Rate Protection Transaction was $76,394, a decrease of $50,403 over the December 31, 2018 fair value. This decrease in fair value was recorded as a “decrease (increase) in fair value-interest rate cap” during the three months ended March 31, 2019. As of March 31, 2018, the fair value of the Interest Rate Protection Transaction was $157,725, an increase decrease of $74,289 over the December 31, 2017 fair value. This increase in fair value was recorded as a “decrease (increase) in fair value-interest rate cap” during the three months ended March 31, 2018.

Beginning in July 2018, the USD 1-Month LIBOR BBA rate exceeded two percent and remained in excess of two percent on each subsequent monthly valuation date from July 2018 through March 31, 2019. For the three months ended March 31, 2019 and 2018, our company received $14,391 and $0 in payments under the Interest Rate Protection Transaction, all of which were recorded as a reduction to interest expense.

Our company also recognized $4,374 and $0 in interest income on cash balances held in a money market account for the three months ended March 31, 2019 and 2018, respectively.

Net Loss

Total net loss was $840,486 for the three months ended March 31, 2019, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $686,639. Total net loss was $511,325 for the three months ended March 31, 2018, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $450,875.

Total net loss for the three months ended March 31, 2019 increased by $329,161 over the three months ended March 31, 2018, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, total net loss for the three months ended March 31, 2019 increased by $235,764 over the three months ended March 31, 2018. This increase was a result of lower revenues from the Hampton Inn Property, increased legal, accounting and other professional fees and the impact of the ownership of the Hanover Square Property for the three months ended March 31, 2019.

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

NAREIT’s December 2018 White Paper states, “FFO of a REIT includes the FFO of all consolidated properties, including consolidated, partially owned affiliates”. Additionally, since the adjustments to GAAP net income, such as depreciation and amortization, used in the reconciliation of net income (loss) to determine FFO are not allocated between shareholders and noncontrolling interests (i.e. 100% of depreciation and amortization are “added back” without reduction to reflect the noncontrolling owners’ interest in such items), our company believes that the appropriate starting point for the calculation is the net income (loss) before allocation to noncontrolling interests.  This allows our company to use FFO as a tool to measure the overall performance of its investment properties, as a whole, not just the portion of the investment properties controlled by Company shareholders.

Below is our company’s FFO, which is a non-GAAP measurement, for the three months ended March 31, 2019:

Net income (loss)	$(840,486)
Depreciation of tangible real property assets (1)	333,590
Depreciation of tenant improvements (2)	60,062
Amortization of leasing commissions (3)	9,678
Amortization of tenant inducements (4)	4,260
Amortization of intangible assets (5)	162,833
Funds from operations	$(270,063)

(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.

(2)	Depreciation of tenant improvements, including those acquired as part of the purchase of the Franklin Square Property and the Hanover Square Property and those constructed during the three months ended March 31, 2019.

(3)	Amortization of leasing commissions paid for the Franklin Square Property and the Hanover Square Property during the three months ended March 31, 2019.

(4)	Amortization of tenant inducements paid for the Franklin Square Property during the three months ended March 31, 2019.

(5)	Amortization of intangible assets acquired as part of the purchase of the Franklin Square Property and the Hanover Square Property, including leasing commissions, leases in place and legal and marketing costs.

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

Total AFFO for the three months ended March 31, 2019 was as follows:

Funds from operations	$(270,063)
Amortization of above market leases (1)	54,934
Amortization of below market leases (2)	(23,512)
Straight line rent (3)	(85,326)
Capital expenditures, net of escrow reimbursements (4)	(211,417)
Increase in fair value of interest rate cap (5)	50,403
Amortization of loan issuance costs (6)	42,711
Adjusted funds from operations (AFFO)	$(442,270)

(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets recorded as part of the purchase of the Franklin Square Property and the Hanover Square Property.

(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities recorded as part of the purchase of the Franklin Square Property and the Hanover Square Property.

(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the Franklin Square Property and the Hanover Square Property.

(4)	Adjustment to FFO for capital expenditures made during the three months ended March 31, 2019 for the Franklin Square Property, the Hanover Square Property and Hampton Inn Property that will not be reimbursed by property escrow accounts. During the three months ended March 31, 2019, our company paid $778,600 in costs for leasing commissions, tenant inducements and tenant improvements at the Franklin Square Property and the Hanover Square Property and interior and exterior renovations and advance deposits for furniture and fixtures at the Hampton Inn Property. During the three months ended March 31, 2019, our company received $567,183 in funds from property capital reserves held by the Hampton Inn Property mortgage holder.

(5)	Adjustment to FFO resulting from non-cash revenues recognized as a result of increase in fair value of interest rate cap.

(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s principal executive officer and principal financial officer has determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of March 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of their business. Our management does not believe that any such litigation will materially affect our financial position or operations.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Medalist Diversified REIT, Inc. *

3.2	Bylaws of Medalist Diversified REIT, Inc. *

4.1	Form of Certificate of Common Stock *

4.2	Agreement of Limited Partnership of Medalist Diversified Holdings, L.P. *

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	INSTANCE DOCUMENT**

101.SCH	SCHEMA DOCUMENT**

101.CAL	CALCULATION LINKBASE DOCUMENT**

101.LAB	LABELS LINKBASE DOCUMENT**

101.PRE	PRESENTATION LINKBASE DOCUMENT**

101.DEF	DEFINITION LINKBASE DOCUMENT**

†	Filed herewith.
*	Previously filed with the Amendment to the Registrant’s Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on October 5, 2018.
**	To be filed by amendment. Attached as Exhibit 101 are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALIST DIVERSIFIED REIT, INC.

Date: May 15, 2019

By:	/s/ Thomas E. Messier
Thomas E. Messier
Chief Executive Officer and Chairman of the Board
(principal executive officer, principal accounting officer and principal financial officer)

