Form 10-Q/A
period 2019-03-31
Medalist Diversified REIT, Inc.
filed 2019-06-05
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at June 4, 2019 was 4,486,144.

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q (this “Amended Report”) is filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2019 (the “Original 10-Q”) of Medalist Diversified REIT, Inc., for the sole purpose of furnishing Exhibit 101 to the Original Form 10-Q in accordance with Rule 405 of Regulation S-T.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Medalist Diversified REIT, Inc. *

3.2	Bylaws of Medalist Diversified REIT, Inc. *

4.1	Form of Certificate of Common Stock *

4.2	Agreement of Limited Partnership of Medalist Diversified Holdings, L.P. *

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	INSTANCE DOCUMENT**

101.SCH	SCHEMA DOCUMENT**

101.CAL	CALCULATION LINKBASE DOCUMENT**

101.LAB	LABELS LINKBASE DOCUMENT**

101.PRE	PRESENTATION LINKBASE DOCUMENT**

101.DEF	DEFINITION LINKBASE DOCUMENT**

†	Filed herewith.
*	Previously filed with the Amendment to the Registrant’s Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on October 5, 2018.
**	Attached as Exhibit 101 are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Income; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALIST DIVERSIFIED REIT, INC.

Date: June 5, 2019
	By:	/s/ Thomas E. Messier
Thomas E. Messier

Chief Executive Officer and Chairman of the Board
(principal executive officer, principal accounting officer and principal financial officer)