Form 10-Q
period 2019-06-30
Medalist Diversified REIT, Inc.
filed 2019-08-13
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at August 12, 2019 was 4,486,144.

Medalist Diversified REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2019

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investment properties, net	$45,320,863	$45,323,497
Cash	9,106,107	1,327,424
Restricted cash	1,564,035	2,793,372
Rent and other receivables, net of allowance of $0 and $15,194, as of June 30, 2019 and December 31, 2018, respectively	51,314	108,478
Unbilled rent	412,649	259,216
Advance deposits	128,093	423,747
Intangible assets, net	2,155,746	2,585,834
Interest rate cap, at fair value	22,383	126,797
Prepaid expenses	93,285	158,687
Other assets	118,600	-
Total Assets	$58,973,075	$53,107,052

LIABILITIES
Accounts payable and accrued liabilities	$1,256,317	$826,336
Intangible liabilities, net	392,703	439,726
Mortgages payable, net	33,242,670	33,236,397
Total Liabilities	$34,891,690	$34,502,459

EQUITY
Preferred stock, $.01 par value, 250,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $.01 par value, 750,000,000 shares authorized, 4,486,144 and 2,321,582 shares issued and outstanding at Common stock June 30, 2019 and December 31, 2018, respectively	44,861	23,216
Additional paid-in capital	31,640,887	22,077,827
Offering costs	(2,792,523)	(1,835,291)
Accumulated deficit	(7,713,101)	(5,229,760)
Total Shareholders' Equity	21,180,124	15,035,992
Noncontrolling interests - Hampton Inn Property	1,438,353	2,009,031
Noncontrolling interests - Hanover Square Property	574,098	608,943
Noncontrolling interests - Operating Partnership	888,810	950,627
Total Equity	$24,081,385	$18,604,593
Total Liabilities and Equity	$58,973,075	$53,107,052

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
REVENUE
Retail center property revenues	$753,184	$539,078	$1,504,004	$920,740
Retail center property tenant reimbursements	135,963	168,415	279,137	240,784
Hotel property room revenues	800,408	1,089,796	1,430,443	1,823,362
Hotel property other revenues	23,539	12,867	37,992	25,280
Total Revenue	$1,713,094	$1,810,156	$3,251,576	$3,010,166

OPERATING EXPENSES
Retail center property operating expenses	$250,282	$251,574	$519,557	$444,255
Hotel property operating expenses	616,759	738,109	1,198,734	1,301,163
Legal, accounting and other professional fees	190,062	357,536	543,809	569,715
Corporate general and administrative expenses	83,444	25,171	139,149	27,476
Depreciation and amortization	562,182	513,745	1,128,345	904,869
Total Operating Expenses	1,702,729	1,886,135	3,529,594	3,247,478
Loss on disposition of FF&E	983,855	-	983,855	-
Operating Loss	(973,490)	(75,979)	(1,261,873)	(237,312)
Interest expense	510,759	463,274	1,016,833	887,555
Net Loss from Operations	(1,484,249)	(539,253)	(2,278,706)	(1,124,867)
Other income	15,647	-	20,021	-
Increase (decrease) in fair value - interest rate cap	(54,011)	29,876	(104,414)	104,165
Net Loss	(1,522,613)	(509,377)	(2,363,099)	(1,020,702)
Less: Net loss (income) attributable to Hampton Inn Property noncontrolling interests	(437,799)	5,190	(570,678)	(35,577)
Less: Net loss attributable to Hanover Square Property noncontrolling interests	(2,140)	(4,390)	(6,845)	(4,390)
Less: Net loss attributable to Operating Partnership noncontrolling interests	(23,679)	(10,090)	(39,942)	(29,773)
Net Loss Attributable to Medalist Common Shareholders	$(1,058,995)	$(500,087)	$(1,745,634)	$(950,962)

Loss per share from operations - basic and diluted	$(0.31)	$(0.25)	$(0.61)	$(0.52)

Weighted-average number of shares - basic and diluted	3,413,374	1,989,916	2,867,478	1,838,716

Dividends declared per common share	$0.175	$0.175	$0.175	$0.175

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

(Unaudited)

For the six months ended June 30, 2019

	Common Stock						Noncontrolling Interests
	Shares	Par Value	Additional Paid in Capital	Offering Costs	Accumulated Deficit	Total Shareholders' Equity	Hampton Inn Property	Hanover Square Property	Operating Partnership	Total Equity
Balance, December 31, 2018	2,321,582	$23,216	$22,077,827	$(1,835,291)	$(5,229,760)	$15,035,992	$2,009,031	$608,943	$950,627	$18,604,593

Common stock issuances	2,164,562	21,645	9,563,060	-	-	9,584,705	-	-	-	9,584,705
Offering costs	-	-	-	(957,232)	-	(957,232)	-	-	-	(957,232)
Net loss	-	-	-	-	(1,745,634)	(1,745,634)	(570,678)	(6,845)	(39,942)	(2,363,099)
Dividends and distributions	-	-	-	-	(737,707)	(737,707)	-	(28,000)	(21,875)	(787,582)

Balance, June 30, 2019	4,486,144	$44,861	$31,640,887	$(2,792,523)	$(7,713,101)	$21,180,124	$1,438,353	$574,098	$888,810	$24,081,385

For the three months ended June 30, 2019

	Common Stock						Noncontrolling Interests
	Shares	ParValue	Additional Paid in Capital	Offering Costs	Accumulated Deficit	Total Shareholders' Equity	Hampton Inn Property	Hanover Square Property	Operating Partnership	Total Equity
Balance, March 31, 2019	2,321,582	$23,216	$22,077,827	$(1,974,118)	$(5,916,399)	$14,210,526	$1,876,152	$588,238	$934,364	$17,609,280

Common stock issuances	2,164,562	21,645	9,563,060	-	-	9,584,705	-	-	-	9,584,705
Offering costs	-	-	-	(818,405)	-	(818,405)	-	-	-	(818,405)
Net loss	-	-	-	-	(1,058,995)	(1,058,995)	(437,799)	(2,140)	(23,679)	(1,522,613)
Dividends and distributions	-	-	-	-	(737,707)	(737,707)	-	(12,000)	(21,875)	(771,582)

Balance, June 30, 2019	4,486,144	$44,861	$31,640,887	$(2,792,523)	$(7,713,101)	$21,180,124	$1,438,353	$574,098	$888,810	$24,081,385

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(2,363,099)	$(1,020,702)

Adjustments to reconcile consolidated net loss to net cash provided by (used in) operating activities
Depreciation	808,126	664,926
Amortization	320,219	239,943
Loan cost amortization	85,422	81,178
Amortization of tenant inducements	8,520	2,840
Decrease (increase) in fair value - interest rate cap	104,414	(104,165)
Above (below) market lease amortization, net	62,846	73,138
Loss on disposition of FF&E	983,855	-

Changes in assets and liabilities, net of acquisitions
Rent and other receivables, net	57,164	2,022
Unbilled rent	(153,433)	(40,666)
Prepaid expenses	65,402	23,949
Other assets	(118,600)	-
Accounts payable and accrued liabilities	429,981	(195,917)
Net cash provided by (used in) operating activities	290,817	(273,454)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment property acquisitions	-	(4,012,209)
Capital expenditures	(875,563)	(249,841)
Advance deposits	(626,650)	-
Net cash used in investing activities	(1,502,213)	(4,262,050)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(787,582)	(369,659)
Investment of noncontrolling interests	-	648,120
Repayment of notes payable and related party notes payable	-	(2,177,538)
Proceeds from mortgages payable, net	-	250,652
Repayment of mortgages payable	(79,149)	(7,577)
Proceeds from sales of common stock, net of offering costs	8,627,473	7,605,353
Net cash provided by investing activities	7,760,742	5,949,351

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,549,346	1,413,847
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	4,120,796	3,294,847
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$10,670,142	$4,708,694
	-	-
CASH AND CASH EQUIVALENTS, end of period shown in consolidated balance sheets	9,106,107	1,134,347
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits	1,564,035	3,574,347
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the statement of cash flows	$10,670,142	$4,708,694

Supplemental Disclosures and Non-Cash Activities:

Interest paid, net of interest rate cap offsetting receipts	$900,143	$776,142
Transfer advance deposits to investment properties	$922,304	$-
Mortgage payable assumed for acquisition of Hanover Square Property	$-	$8,527,315

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of June 30, 2019, the REIT, through the Operating Partnership, owned and operated three properties, the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), the Greensboro Airport Hampton Inn, a hotel with 125 rooms on 2.162 acres in Greensboro, North Carolina (the “Hampton Inn Property”), and the Shops at Hanover Square North (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia. The Company owns 64 percent of the Hampton Inn Property as a tenant in common with a noncontrolling owner which owns the remaining 36 percent interest. The Company owns 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owns the remaining 16 percent interest.

The use of the word “Company” refers to the REIT and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the REIT, the Operating Partnership, wholly owned limited liability corporations which own or operate the properties, and the taxable REIT subsidiary which operates the Hampton Inn Property. As a REIT, certain tax laws limit the amount of “non-qualifying” income that Company can earn, including income derived directly from the operation of hotels. As a result, the Company and the tenant in common (“TIC”) noncontrolling owner, lease its consolidated hotel property to a taxable REIT subsidiary (“TRS”) for federal income tax purposes. The TRS is subject to income tax and is not limited as to the amount of nonqualifying income it can generate, but it is limited in terms of its value as a percentage of the total value of the Company’s assets. The TRS enters into an agreement with a third party to manage the operations of the hotel. The Company prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). References to the consolidated financial statements and references to individual financial statements included herein, reference the condensed consolidated financial statements or the respective individual condensed financial statement. All material balances and transactions between the consolidated entities of the Company have been eliminated.

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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted cash flows plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its properties during the three months or six months ended June 30, 2019 or June 30, 2018.

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

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually. During the three months and six months ended June 30, 2019 and 2018, respectively, the Company did not record any impairment adjustments to its intangible assets.

Details of these deferred costs, net of amortization, arising from the Company’s purchases of the Franklin Square Property and Hanover Square Property are as follows:

	June 30, 2019	December 31, 2018
	(unaudited)
Intangible Assets
Leasing commissions	$259,717	$305,646
Legal and marketing costs	79,430	95,950
Above market leases	538,540	648,409
Leases in place	1,278,059	1,535,829
	$2,155,746	$2,585,834

Intangible Liabilities
Below market leases, net	$(392,703)	$(439,726)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the three months and six months ended June 30, 2019 and 2018, respectively, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Amortization of above market leases	$(54,935)	$(56,263)	$(109,869)	$(104,161)
Amortization of below market leases	23,511	19,511	47,023	31,023
	$(31,424)	$(36,752)	$(62,846)	$(73,138)

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the three months and six months ended June 30, 2019 and 2018, respectively, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Leasing commissions	(22,692)	(20,924)	(45,929)	(36,526)
Legal and marketing costs	(8,010)	(8,186)	(16,520)	(15,217)
Net leasehold asset	(126,684)	(119,173)	(257,770)	(188,200)
	(157,386)	(148,283)	(320,219)	(239,943)

As of June 30, 2019 and December 31, 2018, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $1,099,379 and $821,014, respectively.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the remaining six months ending December 31, 2019	2020	2021	2022	2023	2024- 2027	Total
Intangible Assets
Leasing commissions	$42,402	$75,332	$67,721	$36,661	$17,855	$19,746	$259,717
Legal and marketing costs	13,534	20,736	16,127	11,739	8,126	9,168	79,430
Above market leases, net	102,995	180,650	173,712	81,183	-	-	538,540
Leases in place	232,414	404,455	365,252	157,418	54,354	64,166	1,278,059
	$391,345	$681,173	$622,812	$287,001	$80,335	$93,080	$2,155,746

Intangible Liabilities
Below market leases, net	$(47,022)	$(88,558)	$(85,321)	$(63,749)	$(48,840)	$(59,213)	$(392,703)

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three months and six months ended June 30, 2019 and 2018, respectively.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents consist primarily of bank operating accounts and money markets. Financial instruments that potentially subject the Company to concentrations of credit risk include its cash and equivalents and its trade accounts receivable.

Restricted cash represents (i) amounts held by the Company for tenant security deposits, (ii) escrow deposits held by lenders for real estate tax, insurance, and operating reserves and (iii) capital reserves held by lenders for investment property capital improvements.

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250,000. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. As of June 30, 2019, the Company held six cash accounts with balances that exceeded the FDIC limit by an aggregate amount of $7,154,939. As of December 31, 2018, the Company held one cash account with a balance that exceeded the FDIC limit by $650,699.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of June 30, 2019 and December 31, 2018, the Company reported $66,901 and $71,022, respectively in security deposits.

Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and other operating reserves. As of June 30, 2019 and December 31, 2018, the Company reported $545,428 and $719,588, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions and tenant improvements. As of June 30, 2019 and December 31, 2018, the Company reported $951,706 and $2,002,762, respectively, in capital property reserves. These funds are being held in reserve for improvements to the Hampton Inn Property ($525,096 and $1,601,809 as of June 30, 2019 and December 31, 2018, respectively) and tenant improvements and leasing commissions for the Franklin Square Property ($426,610 and $400,953 as of June 30, 2019 and December 31, 2018, respectively).

Other Assets

The Company records payments made for deposits, due diligence and other pre-acquisition costs for potential future investment properties as “other assets”. Upon acquisition of a property, these costs will be capitalized as part of either (i) the acquisition cost of the acquired property or (ii) as issuance costs related to mortgages payable. As of June 30, 2019, the Company reported $118,600 in other assets, all related to the Company’s acquisition of the Best Western Plus University Inn & Conference Center in Clemson, South Carolina (see Note 3, below, for further discussion on 2019 acquisitions). As of December 31, 2018, the Company reported $0 in other assets.

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

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final. Since these differences are determined annually under the leases, the impact on revenues recognized for the three and six months ended June 30, 2019 is not known.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the three months and six months ended June 30, 2019 and 2018, respectively, no such termination costs were recognized.

Hotel Property Revenues

Hotel revenues (from the Hampton Inn Property) are recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Tenant receivables and unbilled rent

Tenant receivables include base rents, tenant reimbursements and receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. The Company’s allowance for uncollectible accounts are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables.

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

During the three months and six months ended June 30, 2019, the Company’s Hampton Inn TRS entity generated a tax loss, so no income tax expense was recorded. During the three months and six months ended June 30, 2018, the Company’s Hampton Inn TRS entity generated taxable income, but management made the determination to record income tax expense as of December 31, 2018 due to the Hampton Inn Property’s seasonal variations in taxable income.

Use of Estimates

The Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the reported period. The Company’s actual results could differ from these estimates.

Loss on Disposition of FF&E

The Company allocated and recorded a portion of the acquisition cost of the Hampton Inn Property to furniture, fixtures and equipment (“FF&E”), a component of investment properties on the consolidated balance sheet, when it acquired the Hampton Inn Property in November 2017. As part of a property improvement plan for the Hampton Inn Property (see Note 7 for further discussion), the Company has replaced a significant portion of the FF&E it acquired. As a result, during the three and six months ending June 30, 2019, the Company recorded a loss on disposition of FF&E of $983,855 which represented the net book value of the assets that were disposed. No such losses were recorded during the three and six months ending June 30, 2018.

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

The first noncontrolling interest is in the Hampton Inn Property in which the Company owns a 64 percent tenancy in common interest through its subsidiaries and an outside party owns a 36 percent tenancy in common interest. In 2017, the noncontrolling owner of the Hampton Inn Property provided $2.3 million as part of the acquisition of the Hampton Inn Property. The Hampton Inn Property’s net loss is allocated to the noncontrolling ownership interest based on its 36 percent ownership. During the three and six months ended June 30, 2019, 36 percent of the Hampton Inn’s net loss of $1,216,108 and $1,585,216, respectively, or $437,799 and $570,678, respectively was allocated to the noncontrolling partnership interest. During the three and six months ended June 30, 2018, 36 percent of the Hampton Inn’s net income (loss) of $14,418 and ($98,825), respectively, or $5,190 and ($35,577) respectively, was allocated to the noncontrolling ownership interest.

The second noncontrolling interest is in the Hanover Square Property in which the Company owns an 84 percent tenancy in common interest through its subsidiary and an outside party owns a 16 percent tenancy in common interest. The Hanover Square Property’s net loss is allocated to the noncontrolling ownership interest based on its 16 percent ownership. During the three and six months ended June 30, 2019, 16 percent of the Hanover Square Property’s net loss of $13,374 and $42,783, respectively, or $2,140 and $6,845, respectively, was allocated to the noncontrolling ownership interest. During the three and six months ended June 30, 2018, 16 percent of the Hanover Square Property’s net loss of $27,437, or $4,390, was allocated to the noncontrolling ownership interest. (The Company acquired the Hanover Square Property in May 2018.)

The third noncontrolling ownership interest are the units in the Operating Partnership that are not held by the REIT. In 2017, 125,000 Operating Partnership units were issued to members of the selling LLC which owned the Hampton Inn Property who elected to participate in a 721 exchange, which allows the exchange of interests in real property for shares in a real estate investment trust. These members of the selling LLC invested $1,175,000 in the Operating Partnership in exchange for 125,000 Operating Partnership units. The Operating Partnership units not held by the REIT represent 2.71 percent and 5.11 percent of the outstanding Operating Partnership units as of June 30, 2019 and December 31, 2018, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships units are issued or as units are exchanged for the Company’s $0.01 par value per share Common Stock. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net loss is allocated to the noncontrolling unit holders based on their ownership interest.

During the three and six months ended June 30, 2019, a weighted average of 2.86 percent and 3.48 percent, respectively, of the Operating Partnership’s net loss of $828,355 and $1,146,612, respectively, or $23,679 and $39,942 respectively, was allocated to the noncontrolling unit holders. During the three and six months ended June 30, 2018, a weighted average of 5.91 percent and 6.73 percent, respectively, of the Operating Partnership’s net loss of $170,872 and $442,263, respectively, or $10,090 and $29,773, respectively, was allocated to the noncontrolling unit holders.

Recent Accounting Pronouncements

For each of the accounting pronouncements that affect the Company, the Company has elected or plans to elect to follow the rule that allows companies engaging in an initial public offering as an Emerging Growth Company to follow the private company implementation dates.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements of ASC Topic 605, Revenue Recognition and most industry-specific guidance on revenue recognition throughout the ASC. The new standard is principles based and provides a five step model to determine when and how revenue is recognized. The core principle of the new standard is that revenue should be recognized when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The new standard also requires disclosure of qualitative and quantitative information surrounding the amount, nature, timing and uncertainty of revenues and cash flows arising from contracts with customers. In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations. In June 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which relates to assessing collectability, presentation of sales taxes, noncash consideration and completed contracts and contract modifications in transition. In December 2016, the FASB issued 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies or corrects unintended application of the standard. Adoption is required for private companies for fiscal years beginning after December 15, 2018. In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). These amendments provide additional clarification and implementation guidance on the previously issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The Company adopted Topic 606 effective on January 1, 2019.

A majority of the Company’s tenant-related revenue from its Franklin Square Property and Hanover Square Property is recognized pursuant to lease agreements and will be governed by the leasing guidance discussed below.  The Company has evaluated its hotel revenues and concluded that the adoption of this standard did not impact the amount or timing of revenue recognition in its consolidated financial statements. As previously discussed, the Company completed its assessment of ASU No. 2014-09 and has concluded that the guidance does not have a material impact on the Company’s method of revenue recognition or on the consolidated financial statements.

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this update govern a number of areas including, but not limited to, accounting for leases, replacing the existing guidance in ASC No. 840, Leases.  Under this standard, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet.  Other significant provisions of this standard include (i) defining the “lease term” to include the non-cancelable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed,” (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits and (iv) a requirement to bifurcate certain lease and non-lease components.  The lease standard is effective for public companies for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years) and for private companies, fiscal years beginning after December 15, 2019, with early adoption permitted.  The Company plans to adopt the standard effective on January 1, 2020. The accounting for leases under which the Company is the lessor remains largely unchanged and the Company is not currently a “lessee” under any lease agreements. Management does not believe the adoption will have a material impact on the Company’s consolidated financial statements.

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

The Company adopted the standard as of January 1, 2019 and applied retrospectively. For the six months ended June 30, 2018, the adoption resulted in a reduction of $192,358 in net cash used in operating activities and a reduction of $350,144 in net cash used in investing activities on the consolidated statements of cash flows.

3.	Investment Properties

Investment properties consist of the following:

	June 30, 2019	December 31, 2018
	(unaudited)
Land	$7,462,946	$7,462,946
Site improvements	2,341,547	2,341,547
Buildings and improvements (a)	36,732,128	35,753,467
Furniture and fixtures (b)	1,068,958	1,733,273
Investment properties at cost (c)	47,605,579	47,291,233
Less accumulated depreciation	2,284,716	1,967,736
Investment properties, net	$45,320,863	$45,323,497

(a)	Includes tenant improvements (both those acquired at the acquisition and those constructed after the acquisition), tenant inducements, capitalized leasing commissions and other capital costs incurred post-acquisition.

(b)	As of June 30, 2019 and December 31, 2018, excludes $128,093 and $423,747, respectively, in pre-payments recorded as advance deposits for furniture and fixtures not yet received as part of the renovations of the Hampton Inn Property. The Company reclassifies the amounts recorded as advance deposits to a furniture and fixtures account when the assets are received or placed in service.

(c)	Excludes intangible assets and liabilities (see note, below), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $404,796 and $365,462 for the three months ended June 30, 2019 and 2018, respectively, and $808,126 and $664,926 for the six months ended June 30, 2019 and 2018, respectively.

The Company generally records depreciation of capitalized tenant improvements and amortization of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation and amortization as of June 30, 2019 and December 31, 2018, respectively, are as follows:

	June 30, 2019	December 31, 2018
	(unaudited)
Capitalized tenant improvements, net	$186,834	$175,580
Capitalized leasing commissions, net	307,972	322,861

During the six months ended June 30, 2019 and 2018, the Company recorded $31,284 and $0, respectively in capitalized tenant improvements. During the three months ended June 30, 2019 and 2018, the Company did not record any capitalized tenant improvements. Depreciation on capitalized tenant improvements was $10,536 and $6,003 for the three months ended June 30, 2019 and 2018, respectively, and $20,030 and $9,854 for the six months ended June 30, 2019 and 2018, respectively.

During the three months ended June 30, 2019 and 2018, the Company recorded $3,229 and $71,673, respectively in capitalized leasing commissions. During the six months ended June 30, 2019 and 2018, the Company recorded $4,575 and $95,866, respectively in capitalized leasing commissions. Amortization of capitalized leasing commissions was $9,786 and $2,593 for the three months ended June 30, 2019 and 2018, respectively, and $19,464 and $4,304 for the six months ended June 30, 2019 and 2018, respectively.

In May 2018, the Company paid $125,000 to induce a tenant in the Franklin Square Property to release a restriction in its lease that prohibited the Company from leasing space to a similar user. Capitalized tenant inducements are amortized as a reduction of rental income over the term of the respective lease. Details of these deferred costs, net of depreciation and amortization as of June 30, 2019 and December 31, 2018, respectively, are as follows:

	June 30, 2019	December 31, 2018
	(unaudited)
Capitalized tenant inducements, net	$105,120	$113,640

Amortization of the tenant inducement was $4,260 and $2,840 for the three months ended June 30, 2019 and 2018, respectively, and $8,520 and $2,840 for the six months ended June 30, 2019 and 2018, respectively.

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to each property’s transferability, use and other common rights typically associated with property ownership.

Property Acquisitions

2019 Acquisition Activity

On May 24, 2019, the Company entered into a purchase and sale agreement (the “PSA”) to acquire the 148-room Best Western Plus University Inn & Conference Center in Clemson, South Carolina for a purchase price of $10,501,001. On June 21, 2019, the Company terminated the PSA, as permitted under its terms. As discussed in the Subsequent Events note, below, on July 19, 2019 the Company reinstated the PSA with a purchase price of $9,750,000.

2018 Acquisition

The Hanover Square Property

On May 8, 2018, the Company completed its acquisition of an 84 percent interest in the Hanover Square Property through a wholly owned subsidiary. The purchase price for the Hanover Square Property was $12,173,000 paid through a combination of cash provided by the Company, assumed secured debt which amount was increased by additional debt and cash provided by the 16 percent noncontrolling investor. The Company’s total investment, including acquisition and closing costs, escrows and lease reserves was $12,961,557, including $122,033 of loan issuance costs and $648,120 in cash provided by a non-controlling investor. The Hanover Square Property, built in 2007, was 97 percent leased as of June 30, 2019 and is anchored by Marshalls and an Old Navy store.

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

2017 Acquisitions

The Franklin Square Property

On April 28, 2017, the Company completed its acquisition of the Franklin Square Property through a wholly owned subsidiary. The purchase price for the Franklin Square Property was $20,500,000 paid through a combination of cash and assumed, secured debt. The Company’s total investment, including acquisition and closing costs, escrows and lease reserves was $22,054,071. The Franklin Square Property, built in 2006 and 2007, was 68 percent leased as of the acquisition date and is anchored by Ashley Furniture. As of June 30, 2019, the Franklin Square Property was 92.4 percent occupied.

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

4.	Mortgages Payable

The Company’s mortgages payables were $33,242,670 and $33,236,397 as of June 30, 2019 and December 31, 2018, respectively.

				Balance
Property	Monthly Payment	Interest Rate	Maturity	June 30, 2019	December 31, 2018
				(unaudited)
Franklin Square	Interest only	4.7%	October 2021	$14,275,000	$14,275,000
Hampton Inn (a)	Interest only	Variable (b)	November 2020	10,600,000	10,600,000
Hanover Square (c)	$51,993	4.9%	December 2027	8,693,413	8,772,562

Unamortized issuance costs, net				(325,743)	(411,165)
Total mortgages payable, net				$33,242,670	$33,236,397

(a)	Certain of the Company’s obligation under the mortgage loan for the Hampton Inn Property to complete a property improvement plan (PIP) are guaranteed by individual members of the Manager and by an individual member of the noncontrolling owner. This guarantee is irrevocable and unconditional and requires the PIP work to be completed on schedule and free of all liens.

(b)	The mortgage loan for the Hampton Inn Property bears interest at a variable rate based on LIBOR with a minimum rate of 6.1 percent. The interest rate payable is the USD LIBOR one-month rate plus 5 percent. As of June 30, 2019 and December 31, 2018, the rate in effect for the Hampton Inn Property mortgage was 7.50 percent.

(c)	The mortgage loan for the Hanover Square property bears interest at a fixed rate of 4.9 percent until January 2023, when the interest rate adjusts to a new fixed rate which will be determined by adding 3.10 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.9 percent. The fixed monthly payment includes principal and interest. The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 to 1.00 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of June 30, 2019, the Company believes that it is complaint with these covenants.

For the Franklin Square Property mortgage payable, interest expense was $169,594 and $169,595 for the three months ended June 30, 2019 and 2018, respectively, and $337,325 and $337,326 for the six months ended June 30, 2019 and 2018, respectively. Amortization of capitalized issuance costs was $4,638 and $4,638 for the three months ended June 30, 2019 and 2018, respectively, and $9,276 and $9,276 for the six months ended June 30, 2019 and 2018, respectively. Interest accrued as of June 30, 2019 and December 31, 2018 was $55,910 and $57,774, respectively. As of June 30, 2019 and December 31, 2018, accumulated amortization of capitalized issuance costs was $40,197 and $30,921, respectively.

For the Hampton Inn Property mortgage payable, interest expense was $200,958 and $188,666 for the three months ended June 30, 2019 and 2018, respectively, and $400,849 and $366,510 for the six months ended June 30, 2019 and 2018, respectively. Payments received from the interest rate protection transaction (see note below) were recorded as a reduction of interest expense and were $13,544 and $0 for the three months ended June 30, 2019 and 2018, respectively, and $27,935 and $0 for the six months ended June 30, 2019 and 2018, respectively. Amortization of capitalized issuance costs was $34,890 and $34,890 for the three months ended June 30, 2019 and 2018, respectively and $69,780 and $69,780 for the six months ended June 30, 2019 and 2018, respectively. Interest accrued as of June 30, 2019 and December 31, 2018 was $0 and $0, respectively. As of June 30, 2019 and December 31, 2018 accumulated amortization of capitalized issuance costs was $232,601 and $162,821, respectively.

For the Hanover Square Property mortgage payable, interest expense was $106,680 and $62,918 for the three months ended June 30, 2019 and 2018, respectively, and $213,945 and $62,918 for the six months ended June 30, 2019 and 2018, respectively. Amortization of capitalized issuance costs was $3,183 and $2,122 for the three months ended June 30, 2019 and 2018, respectively and $6,366 and $2,122 for the six months ended June 30, 2019 and 2018, respectively. Interest accrued as of June 30, 2019 and December 31, 2018 was $33,132 and $0, respectively. As of June 30, 2019 and December 31, 2018, accumulated amortization of capitalized issuance costs was $14,854 and $8,488, respectively.

Other interest expense was $4,360 and $444 for the three months ended June 30, 2019 and 2018, respectively, and $7,227 and $39,623 for the six months ended June 30, 2019 and 2018, respectively.

Interest rate protection transaction

On November 3, 2017, the Company entered into an Interest Rate Protection Transaction to limit the Company’s exposure to increases in interest rates on the variable rate mortgage loan on the Hampton Inn Property. Under this agreement, the Company’s interest rate exposure is capped at 7 percent if USD 1-Month LIBOR BBA exceeds 2 percent. USD 1-Month LIBOR was 2.398 percent and 2.520 percent as of June 30, 2019 and December 31, 2018, respectively. In accordance with the guidance on derivatives and hedging, the Company records all derivatives on the balance sheet at fair value. As of June 30, 2019 and December 31, 2018, respectively, the fair value of the Interest Rate Protection Transaction was $22,383 and $126,797. The Company reports changes in the fair value of the derivative as a decrease (increase) in fair value-interest rate cap on its consolidated statements of operations.

Beginning in July 2018, the USD 1-Month LIBOR BBA rate exceeded two percent and remained in excess of two percent on each subsequent monthly valuation date from July 2018 through June 30, 2019. For the three months ended June 30, 2019 and 2018, respectively, the Company received $13,544 and $0 in payments under the Interest Rate Protection Transaction and for the six months ended June 30, 2019 and 2018, respectively, the Company received $27,935 and $0 in payments under the Interest Rate Protection Transaction. All payments were recorded as a reduction to interest expense.

Notes payable, short term and related party notes payable, short term

As of June 30, 2019 and 2018, the Company had no notes payable, short term or related party notes payable, short term outstanding. During the six months ended June 30, 2018, the Company repaid a short term note payable in the principal amount of $1,500,000. In addition, during the six months ended June 30, 2018, the Company repaid related party notes payable, short term, to five related parties totaling $677,538.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of June 30, 2019 are as follows:

For the remaining six months ending December 31, 2019	$104,755
2020	10,814,775
2021	14,501,532
2022	237,659
2023	249,333
Thereafter	7,660,359
Total Maturities	$33,568,413
Less unamortized issuance costs	(325,743)
Mortgages payable, net	$33,242,670

5.	Rentals under Operating Leases

Future minimum rentals (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding Common Area Maintenance and other expense pass-throughs, as of June 30, 2019 are as follows:

For the remaining six months ending December 31, 2019	$1,532,066
2020	2,782,199
2021	2,575,343
2022	1,612,321
2023	954,014
Thereafter	2,290,015
Total minimum rents	$11,745,958

6.	Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 shares of common stock, $0.01 par value per share ("Common Shares"), and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 97.29% and 94.89% interest in the Operating Partnership as of June 30, 2019 and December 31, 2018, respectively. Limited partners in the Operating Partnership who have held their units for one year or longer have the right to redeem their common units for cash or, at the REIT’s option, Common Shares at a ratio of one common unit for one common share. Under the Agreement of Limited Partnership, distributions to unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per unit as dividends per share are paid to the REIT’s holders of Common Shares.

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

On May 8, 2019, the Company issued and sold 1,666,667 Common Shares at an offering price of $4.80 per share. Net proceeds from the issuance totaled $7,222,501, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and reimburseable legal fees and other expenses. On May 21, 2019, the company issued and sold 227,062 Common Shares at an offering price of $4.80 per share, pursuant to its underwriter’s over-allotment option related to the May 8, 2019 offering. Net proceeds from the issuance totaled $991,807, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions. On May 31, 2019, the Company issued and sold 270,833 shares pursuant to a private placement at an offering price of $4.80 per share. Net proceeds from the issuance totaled $1,183,998, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and reimbursable legal fees. During the three and six months ended June 30, 2019, the Company also incurred $632,006 and $770,833, respectively, in offering costs, including legal, accounting, advisory and other professional fees.

As of June 30, 2019 and December 31, 2018 there were 4,611,144 and 2,446,582 common units of the Operating Partnership outstanding with the REIT owning 4,486,144 and 2,321,582, respectively, of these common units. As of June 30, 2019 and December 31, 2018, there were 4,486,144 and 2,321,582 Common Shares of the REIT outstanding. As of June 30, 2019 and December 31, 2018, there were 125,000 common units of the Operating Partnership that were eligible for conversion to the Company’s Common Shares.

Warrants to purchase shares of common stock

On October 4, 2018, the Company issued a warrant to Moloney Securities Co. Inc. (the “Holder”), the lead underwriter of the issuances of the Company’s Common Shares in 2017 and the first six months of 2018, which grants the Holder the right to purchase 49,890 shares of the Company’s Common Shares, in whole or in part, at an exercise price of $12.50 per share, subject to certain conditions. The warrant was valued at $49,890 in the consolidated financial statements, its fair value as of the date of issuance using the Black-Scholes Model.

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

As of June 30, 2019, there are 154,000 shares available for issuance under the Plan.

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net loss attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of June 30, 2019 and December 31, 2018, all of the Operating Partnership’s 125,000 common units outstanding were eligible to be converted, on a one-to-one basis, into Common Shares. The Operating Partnership’s common units have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's earnings per common share are determined as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic and diluted shares outstanding
Weighted average Common Shares – basic	3,413,374	1,989,916	2,867,478	1,838,716
Effect of conversion of operating partnership units	125,000	-	125,000	-
Weighted average common shares – diluted	3,538,374	1,989,916	2,992,478	1,838,716

Calculation of earnings per share – basic and diluted
Net loss attributable to common shareholders	$(1,058,995)	$(500,087)	$(1,745,634)	$(950,962)
Weighted average Common Shares – basic and diluted	3,413,374	1,989,916	2,867,478	1,838,716
Earnings per share – basic and diluted	$(0.31)	$(0.25)	$(0.61)	$(0.52)

Dividends and Distributions

During the three and six months ended June 30, 2019, a dividend was paid on May 28, 2019 to common shareholders of record on May 24, 2019. During the three and six months ended June 30, 2018 a dividend was paid on April 4, 2018 to common shareholders of record on April 2, 2018. Dividends and distributions to noncontrolling interests paid during the three months and six months ended June 30, 2019 and 2018, respectively, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Common shareholders (dividends)	$737,707	$347,784	$737,707	$347,784
Hanover Square Property noncontrolling interest (distribution)	12,000	-	28,000	-
Operating Partnership unit holders (distributions)	21,875	21,875	21,875	21,875
Total dividends and distributions	$771,582	$369,659	$787,582	$369,659

7.	Commitments and Contingencies

Hampton Inn Property – Property Improvement Plan

The Company is obligated under the mortgage loan for the Hampton Inn Property to complete a property improvement plan which includes exterior and interior renovations and replacement of furniture and fixtures. This obligation is irrevocably and unconditionally guaranteed by individual members of the Manager and by an individual member of the noncontrolling owner. The Company has entered into a series of contracts for this work with a total estimated cost of $2,717,001 and work commenced in July 2018. These costs are being partially funded by $2,206,099 of funds held in escrow by the mortgage holder (see “Cash and Cash Equivalents and Restricted Cash”, above), with the remainder being funded by the Company and the noncontrolling owner.

During the three and six months ended June 30, 2019, the Company paid $659,705 and $1,395,055, respectively, in costs associated with the property improvement plan. During the three and six months ended June 30, 2019, escrows held by the mortgage holder provided reimbursements to the Company of $509,530 and $1,076,713, respectively, which include reimbursement for costs incurred and paid in prior periods. During the year ended December 31, 2018, the Company incurred and paid $1,009,452 in costs associated with the property improvement plan. Escrows held by the mortgage holder funded $604,290 of these costs and the remainder was funded by the Company. As of June 30, 2019, the Company estimates that the remaining costs to be incurred associated with this work is $524,284, all of which will be funded by the escrow balance of $525,096 as of June 30, 2019.

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic which represented 100 percent of the total annualized base revenues of the properties in its portfolio as of June 30, 2019. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center property depends on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

For the three months ended June 30, 2019 and 2018, respectively, the Company incurred $113,771 and $95,486 in asset management fees, and for the six months ended June 30, 2019 and 2018, the Company incurred $207,696 and $162,660, in asset management fees, respectively. Asset management fees are recorded on the Company’s consolidated statements of operations as either (i) retail center property operating expenses, (ii) hotel property operating expenses or (iii) legal, accounting and other professional fees, depending on the basis on which the asset management fee is determined.

The Manager also receives an acquisition fee of 2.0% of the purchase price plus transaction costs, for each property acquired or investment made on the Company’s behalf at the closing of the acquisition of such property or investment, in consideration for the Manager’s assistance in effectuating such acquisition. Acquisition fees are allocated and added to the fair value of the tangible assets acquired. Repayment of funds advanced are recorded as a reduction in outstanding accounts payable and accrued liabilities. No acquisition fees were earned or paid during the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, the Company incurred and paid $252,451 in acquisition fees associated with the Hanover Square Property transaction.

The Manager will be entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in this offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to this offering, and (B) 7%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period. For purposes of calculating the incentive fee during the first years after completion of this offering, adjusted funds from operations (“AFFO”) will be determined by annualizing the applicable period following completion of this offering. AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. The Company further adjusts funds from operations (“FFO”) for certain items that are not added to net income in the National Association of Real Estate Investment Trusts’ (NAREIT) definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on real estate investments). No incentive fees were earned or paid during the three and six months ended June 30, 2019 or 2018.

In addition to the asset management fees paid to the Manager, during the six months ended June 30, 2019 and 2018, respectively, the Company repaid the Manager $0 and $196,483 for funds advanced by the Manager on behalf of the Company. No such repayments were recorded during the three months ended June 30, 2019 and 2018, respectively.

Hampton Inn Property

The tenants in common owners of the Hampton Inn Property have entered into lease with the Hampton Inn TRS for the Hampton Inn Property. Under the lease, the TRS, under a hotel management agreement with Marshall Properties, operates the property and pays rent to the tenants in common owners. Base rent and percentage rent are payable under the lease, as follows:

	Period	Annual Rent	Percentage Rent
Year 1	November, 2017 – October, 2018	$866,834	6% of Gross Revenue
Years 2 and 3	November, 2018 – October, 2020	$866,834	10% of Gross Revenue
Years 4 and 5	November, 2020 – October, 2022	$946,834	10% of Gross Revenue

During the three months ending June 30, 2019 and 2018 the TRS incurred $299,103 and $282,868, respectively, in rent to the tenants in common owners and during the six months ending June 30, 2019 and 2018 the TRS incurred $580,260 and $544,336, respectively in rent to the tenants in common owners. As of June 30, 2019 and December 31, 2018 accrued but unpaid rent was $190,853 and $120,289. All material balances and transactions between the two entities have been eliminated in the consolidated financial statements.

As of June 30, 2019 and 2018, respectively, the Company had $725,000 and $0 in short-term advances outstanding to the tenants in common owners to fund costs associated with the property improvement plan. These loans will be repaid with funds from the escrow held by the lender and by cash flow from the Hampton Inn Property. These intercompany balances have been eliminated in the consolidated financial statements.

Other related parties

The Company pays Shockoe Properties, LLC, a subsidiary of Dodson Properties, an entity in which one of the owners of the Manager holds a 6.32 percent interest, an annual property management fee of up to 3 percent of the monthly gross revenues of the Franklin Square Property and the Hanover Square Properties. These fees are paid in arrears on a monthly basis. During the three months ended June 30, 2019 and 2018, the Company paid Shockoe Properties, LLC property management fees of $26,167 and $25,742, respectively and during the six months ended June 30, 2019 and 2018, the Company paid Shockoe Properties, LLC property management fees of $53,301 and $39,201, respectively.

9.	Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. As of June 30, 2019, The Company had the following reportable segments:  retail center properties and hotel properties. During the periods presented, there have been no material intersegment transactions.

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

The following table presents property operating revenues, expenses and NOI by product type:

	For the three months ended June 30,
	Hotel property		Retail center properties		Total
	2019	2018	2019	2018	2019	2018
Revenues	$823,947	$1,102,663	$889,147	$707,493	$1,713,094	$1,810,156
Operating expenses	616,759	738,109	250,282	251,574	867,041	989,683
Net operating income	$207,188	$364,554	$638,865	$455,919	$846,053	$820,473

	For the six months ended June 30,
	Hotel property		Retail center properties		Total
	2019	2018	2019	2018	2019	2018
Revenues	$1,468,435	$1,848,642	$1,783,141	$1,161,524	$3,251,576	$3,010,166
Operating expenses	1,198,734	1,301,163	519,557	444,255	1,718,291	1,745,418
Net operating income	$269,701	$547,479	$1,263,584	$717,269	$1,533,285	$1,264,748

10.	Subsequent Events

As of August 13, 2019, the following events have occurred subsequent to the June 30, 2019 effective date of the consolidated financial statements:

On May 24, 2019, the Company entered into a purchase and sale agreement (the “PSA”) to acquire the 148-room Best Western Plus University Inn & Conference Center in Clemson, South Carolina for a purchase price of $10,501,001. On June 21, 2019, the Company terminated the PSA, as permitted under its terms. On July 19, 2019 the Company reinstated the PSA with a purchase price of $9,750,000.

On July 1, 2019, the Company declared its second quarter dividend of $0.175 per share of common stock payable on or about July 17, 2019 to holders of the Company’s common stock on July 12, 2019.

On July 9, 2019, the Company entered into a purchase and sale agreement to acquire the Ashley Plaza retail shopping center totaling approximately 160,356 square feet of gross leasable area in Goldsboro, North Carolina for a purchase price of $15,200,000.

On July 29, 2019, the Company entered into a purchase and sale agreement to acquire the Brookfield Flex Property totaling approximately 64,884 of gross leasable area in Greenville, South Carolina for a purchase price of $6,700,000.

Several conditions to closing on the acquisitions described above remain to be satisfied, and there can be no assurance that the Company will complete the transactions on the general terms described above or at all.

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

As of June 30, 2019, our company owned and operated three investment properties, the Shops at Franklin Square (the “Franklin Square Property”), a 134,239 square foot retail property located in Gastonia, North Carolina, the Greensboro Hampton Inn (the “Hampton Inn Property”) a hotel with 125 rooms on 2.162 acres in Greensboro, North Carolina and the Hanover North Shopping Center (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia. As of June 30, 2019, we owned 64% of the Hampton Inn Property as a tenant in common with a noncontrolling owner which owned the remaining 36% interest. The tenants in common lease the Hampton Inn Property to a taxable REIT subsidiary that is also owned 64% by us and 36% by the noncontrolling owner. As of June 30, 2019, we owned 84% of the Hanover Square Property as a tenant in common with a noncontrolling owner which owned the remaining 16% interest.

Recent Trends and Activities

There have been several significant events during 2018 and 2019 that have impacted our company. These events are summarized below.

Equity Issuances

Between January and June 2018, our company issued and sold 847,580 shares of common stock at an offering price of $10.00 per share. Net proceeds from the issuances totaled $7,749,992, which includes the impact of discounts and offering costs, including the underwriters' selling commissions and legal, accounting and other professional fees. Our company also incurred $144,639 in other issuance costs during the six months ended June 30, 2018. The net funds after issuance costs were used to (i) retire the short-term notes payable used to finance the purchase of the Hampton Inn Property and (ii) fund our company’s acquisition of the Hanover Square Property, which closed on May 8, 2018.

On November 30, 2018, we completed our initial registered public offering, or our IPO, pursuant to which we issued an aggregate of 240,000 shares of our common stock at an offering price of $10.00 per share and received approximately $1,838,727 in net proceeds.

On May 8, 2019, our company issued and sold 1,666,667 shares of common stock at an offering price of $4.80 per share. Net proceeds from the issuance totaled $7,222,501, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and reimbursable legal fees and other expenses. On May 21, 2019, our company issued and sold 227,062 shares of common stock at an offering price of $4.80 per share, pursuant to its underwriter’s over-allotment option related to the May 8, 2019 offering. Net proceeds from the issuance totaled $991,807, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions. On May 31, 2019, our company issued and sold 270,833 shares of common stock pursuant to a private placement at an offering price of $4.80 per share. Net proceeds from the issuance totaled $1,183,998, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and reimbursable legal fees. During the three and six months ended June 30, 2019, our company also incurred $632,006 and $770,833, respectively, in offering costs, including legal, accounting, advisory and other professional fees.

On August 31, 2018, our company’s Board of Directors approved a grant of 80,000 shares of our common stock to two employees of the Manager who also serve as directors of our company and a grant of 6,000 shares of our common stock to our company’s three independent directors. The effective date of the grants was December 4, 2018, the date on which the registration of the Plan shares was effective. The shares vested immediately, but, pursuant to lock-up agreements executed in connection with our May 8, 2019 common stock issuance, the holders of these shares are restricted from selling any of their shares of our common stock for a period of six months. Specifically, the sale of any shares held by our directors is restricted for six months following the effective date of the registration statement, or until November 8, 2019. In addition, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the Common Shares vest immediately, the fair value of the grants, or $790,340, was recorded to expense on the effective date of the grant. The fair value of the grants was determined by the market price of our company’s Common Shares on the effective date of the grant.

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

On May 10, 2018, we entered into a lease with Altitude Trampoline Park, or Altitude, a national tenant, for 30,000 square feet of rentable space. Altitude’s occupancy commenced in November 2018 and rent will commence on August 1, 2019. On October 18, 2018, we entered into a lease with Allen Tate, Inc. for 4,156 square feet. Allan Tate’s occupancy commenced on December 1, 2018, and rent commenced on March 1, 2019. Allen Tate’s and Altitude’s occupancy brought the Franklin Square Property’s occupancy rate to 92.4 percent as of June 30, 2019.

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

2018 Acquisition

Hanover North Shopping Center

On May 8, 2018, we completed our acquisition of an undivided 84 percent tenant-in-common interest in the Hanover Square Property through a wholly owned subsidiary. The contract purchase price for the Hanover Square Property was $12,173,000. We acquired the Hanover Square Property with $3,291,404 in cash, $648,120 in cash from an unaffiliated tenant-in-common noncontrolling owner, and the assumption of a secured loan of approximately $8,527,315 from Langley Federal Credit Union, which amount was increased by an additional $372,685 (the “Hanover Square Property Loan”). The Hanover Square Property is located in Mechanicsville, Virginia and consists of approximately 73,440 square feet of improvements located on an 8.766 acre parcel of land (the “Developed Parcel”) and a contiguous, undeveloped parcel of land totaling 0.864 acres. As of June 30, 2019, the Hanover Square Property was approximately 96.7% occupied.

2019 Acquisition Pipeline Activity

On May 24, 2019, our company entered into a purchase and sale agreement (the “PSA”) to acquire the 148-room Best Western Plus University Inn & Conference Center in Clemson, South Carolina for a purchase price of $10,501,001. On June 21, 2019, our company terminated the PSA, as permitted under its terms. On July 19, 2019, our company reinstated the PSA with a purchase price of $9,750,000.

On July 9, 2019, our company entered into a purchase and sale agreement to acquire the Ashley Plaza retail shopping center totaling approximately 160,356 square feet of gross leasable area in Goldsboro, North Carolina for a purchase price of $15,200,000.

On July 29, 2019, our company entered into a purchase and sale agreement to acquire the Brookfield Flex Property totaling approximately 64,884 of gross leasable area in Greenville, South Carolina for a purchase price of $6,700,000.

Several conditions to closing on the acquisitions described above remain to be satisfied, and there can be no assurance that our company will complete the transactions on the general terms described above or at all.

Financing Activities

Our company financed its acquisitions of the three properties through mortgages, as follows:

				Balance
	Monthly	Interest		Balance – June 30,
Property	Payment	Rate	Maturity	2019	2018
Franklin Square	Interest only	4.7%	October 2021	$14,275,000	$14,275,000
Hampton Inn (a)	Interest only	Variable	November 2020	10,600,000	10,600,000
Hanover Square (b)	$51,993	4.9%	December 2027	8,693,413	8,892,423

(a)	The mortgage loan for the Hampton Inn Property bears interest at a variable rate based on LIBOR with a minimum rate of 6.1%. The interest rate payable is the USD LIBOR one-month rate plus 5%. As of June 30, 2019 and 2018, respectively, the rates in effect for the Hampton Inn Property mortgage loan were 7.5 percent and 7.125 percent.

(b)	As part of its acquisition of the Hanover Square Property, our company assumed a secured loan of $8,527,315 from Langley Federal Credit Union and incurred additional mortgage debt of $372,685, also from Langley Federal Credit Union (the “Hanover Square Property Loan”). The Hanover Square Property Loan matures on December 1, 2027 and requires monthly payments of principal, on a 25-year amortization schedule, and interest during the term. The Hanover Square Property Loan will bear interest at 4.90% through January 1, 2023, at which time the interest rate will be adjusted to the daily average yield on US Treasury securities adjusted to a constant maturity of five years, plus 3.10% with an interest rate floor of 4.90%. The fixed monthly payment includes principal and interest. The Hanover Square Property Loan is secured by the Developed Parcel of the Hanover Square Property.

On November 3, 2017, our company entered into an Interest Rate Protection Transaction to limit our company’s exposure to increases in interest rates on the variable rate mortgage loan on the Hampton Inn Property. Under this agreement, our company’s interest rate exposure is capped at 7 percent if USD 1-Month LIBOR BBA exceeds 2 percent. As of June 30, 2019 and 2018, USD 1-Month LIBOR was 2.398 percent and 2.09213 percent, respectively. In accordance with the guidance on derivatives and hedging, our company records all derivatives on the balance sheet at fair value. Our company reports the changes in the fair value of the derivative as an increase (decrease) in fair value-interest rate cap on its consolidated statement of operations.

Beginning in July 2018, the USD 1-Month LIBOR BBA rate exceeded two percent and remained in excess of two percent on each subsequent monthly valuation date from July 2018 through June 30, 2019. For the three months ended June 30, 2019 and 2018, respectively, we received $13,544 and $0 in payments under the Interest Rate Protection Transaction and for the six months ended June 30, 2019 and 2018, respectively, we received $27,935 and $0 in payments under the Interest Rate Protection Transaction. All payments were recorded as a reduction to interest expense.

As of June 30, 2019 and 2018, our company had no notes payable, short term or related party notes payable, short term, outstanding. During the three and six months ended June 30, 2018, our company repaid short term notes payable in the principal amount of $0 and $1,500,000, respectively. In addition, during the three and six months ended June 30, 2018, our company repaid related party notes payable, short term, to five related parties totaling $0 and $677,538 respectively. These short term notes were issued on November 3, 2017 to finance the purchase of the Hampton Inn Property.

Off-Balance Sheet Arrangements

As of June 30, 2019, we have no off-balance sheet arrangements.

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

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective on January 1, 2019 (see Recent Accounting Pronouncements in Note 2, “Summary of Significant Accounting Polices,” of our Consolidated Financial Statements). This adoption did not have a material impact on our company’s recognition of revenues from either its retail properties or its hotel property.

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

Cash Flows

At June 30, 2019, our consolidated cash on hand totaled $9,106,107 compared to consolidated cash on hand of $1,134,347 at June 30, 2018. Cash flows from operating activities, investing activities and financing activities for the six months ended June 30, 2019 and 2018 are as follows:

Operating Activities

During the six months ended June 30, 2018, our company owned and operated the Franklin Square Property and the Hampton Inn Property for the full six months and the Hanover Square Property for two months. During the six months ended June 30, 2019, our financial results include the impact of owning all three properties for the full six months.

During the six months ended June 30, 2019 our cash flows provided by operating activities were $290,817 compared to cash flows used in operating activities of $273,454 for the six months ended June 30, 2018, an increase of $564,271. This increase was largely driven by an increase in accounts payable and accrued liabilities of $429,981 (which reduced the use of cash). While our net loss increased from $1,020,702 for the six months ended June 30, 2018 to $2,363,099 for the six months ended June 30, 2019, this was a result of increases in non-cash expenses, including a loss on the disposition of FF&E of $983,855, increased depreciation and amortization expenses of $223,108, and the decrease in the fair value of the interest rate cap of $208,579.

Investing Activities

During the six months ended June 30, 2019, our cash flows used in investing activities were $1,502,213 compared to cash flows used in investing activities of $4,262,050 during the six months ended June 30, 2018, a decrease of $2,759,837. During the six months ended June 30, 2019, cash used in investing activities included $626,650 in advance deposits for furniture and fixtures related to the Property Improvement Plan for the Hampton Inn Property and $875,563 in capital expenditures, consisting of $768,405 in interior and exterior construction costs for the Property Improvement Plan for the Hampton Inn Property, $35,859 in tenant improvements and leasing commissions for the Franklin Square Property and $71,299 in equipment for the Hampton Inn Property.

During the six months ended June 30, 2018, cash used in investing activities included the acquisition of the Hanover Square Property, payment of leasing commissions for the Franklin Square Property and initial expenditures for the Hampton Inn Property’s Property Improvement Plan.

Non-cash investing activities for the six months ending June 30, 2019 that did not affect our cash flows used in investing activities were $922,304 representing advance deposits made for Hanover Square Property furniture, fixtures and equipment that was received and transferred to investment properties. There were no non-cash investing activities during the six months ended June 30, 2018.

Financing Activities

During the six months ended June 30, 2019, our cash flows provided by financing activities were $7,760,742 compared to cash flows provided by financing activities of $5,949,351 during the six months ended June 30, 2018. During the six months ended June 30, 2019, we generated net proceeds, after offering costs, from our stock issuances of $8,627,473. Additionally, we paid dividends and distributions of $787,582 and repaid mortgage debt principal associated with the Hanover Square Property of $79,149.

During the six months ended June 30, 2018, our company generated net proceeds, after offering costs, from its common stock issuances, of $7,605,353. Additionally, we repaid short term notes payable of $2,177,538, paid dividends of $369,659, incurred new mortgage debt associated with the Hanover Square Property of $250,652 (net of loan issuance costs), in addition to the assumed mortgage debt of $8,527,315. We also generated $648,120 from the investment of noncontrolling interests associated with the acquisition of the Hanover Square Property.

Non-cash financing activities that did not affect our cash flows provided by financing activities were $0 for the six months ending June 30, 2019 and $8,527,315, representing a mortgage payable assumed for the acquisition of the Hanover Square Property, for the six months ended June 30, 2018.

Future Liquidity Needs

Liquidity for general operating needs and our company’s investment properties is provided solely by the rental receipts from those properties. Liquidity for growth (acquisition of new investment properties) will be provided by additional equity issuances, net of issuance costs.

Results of Operations

Six Months Ended June 30, 2019

Total Revenue

Total revenue was $3,251,576 for the six months ended June 30, 2019, consisting of $1,126,435 in revenues from the Franklin Square Property, $656,706 in revenues from the Hanover Square Property and $1,468,435 in revenues from the Hampton Inn Property. Total revenue was $3,010,166 for the six-month period ended June 30, 2018, consisting of $968,578 in revenues from the Franklin Square Property, $192,946 in revenues from the Hanover Square Property and $1,848,642 in revenues from the Greensboro Hampton Inn.

Total revenues for the six months ended June 30, 2019 increased by $241,410 over the six months ended June 30, 2018. A decline in revenues from the Hampton Inn Property of $380,207 due to the ongoing construction related to the Property Improvement Plan and increased competition was offset by increases in retail property revenues resulting from owning and operating the Hanover Square Property for the full six months and increased revenues from new leases and contractual increases in existing leases at the Franklin Square Property.

Total Operating Expenses

Total operating expenses for the six months ended June 30, 2019 were $3,529,594, consisting of $359,045 in expenses for the Franklin Square Property, $160,512 for the Hanover Square Property, $1,198,734 for the Hampton Inn Property, $543,809 of legal, accounting and other professional fees, $139,149 in corporate general and administrative expenses and $1,128,345 in depreciation and amortization expenses.

Total operating expenses for the six-month period ended June 30, 2018 were $3,247,478, consisting of $402,868 in expenses for the Franklin Square Property, $41,387 for the Hanover Square Property, $1,301,163 for the Greensboro Hampton Inn, $569,715 of legal, accounting and other professional fees, $27,476 of corporate general and administrative expenses, and $904,869 in depreciation and amortization expenses.

Total operating expenses for the six months ended June 30, 2019 increased by $282,116 over the six months ended June 30, 2018. This increase was a result of owning the Hanover Square Property for the six months ended June 30, 2019, an increase in corporate general and administrative expenses resulting from the ongoing requirements for a public company, including directors’ and officers’ liability insurance, stock exchange fees and SEC filing fees, and increased depreciation and amortization expenses. During the six months ended June 30, 2019, operating expenses for the Hampton Inn Property were $102,429 less than for the six months ended June 30, 2018 due to lower variable costs resulting from lower occupancy.

Loss on Disposition of FF&E

Our company allocated and recorded a portion of the acquisition cost of the Hampton Inn Property to furniture, fixtures and equipment (“FF&E”), a component of investment properties on the consolidated balance sheet, when it acquired the Hampton Inn Property in November, 2017. As part of a property improvement plan for the Hampton Inn Property (for further discussion, see Note 7 in the Notes to Consolidated Financial Statements, unaudited), we have replaced a significant portion of the FF&E we acquired. During the six months ended June 30, 2019, our company recorded a loss on disposition of FF&E of $983,855 which represented the net book value of the assets that were disposed. No such losses were recorded during the six months ending June 30, 2018.

Interest Expense

Interest expense for the six months ended June 30, 2019 was $1,016,833. This consisted of (i) $337,325 in mortgage interest and $9,276 in amortization of loan issuance costs for the Franklin Square Property, (ii) $400,849 in mortgage interest, $69,780 in amortization of loan issuance costs and $27,935 in payments (recorded as a reduction in interest expense) from the interest rate cap transaction for the Hampton Inn Property, (iii) $213,945 in mortgage interest and $6,366 in amortization of loan issuance costs for the Hanover Square Property and (iv) other interest of $7,227.

Interest expense for the six-month period ended June 30, 2018 was $887,555. This consisted of (i) $337,326 in mortgage interest and $9,276 in amortization of loan issuance costs for the Franklin Square Property (ii) $366,510 in mortgage interest and $69,780 in amortization of loan issuance costs for the Greensboro Hampton Inn, (iii) $62,918 in mortgage interest and $2,122 in amortization of loan issuance costs for the Hanover Square Property and (iv) other interest of $39,623.

Total interest expense for the six months ended June 30, 2019 increased by $129,278 over the six months ended June 30, 2018. This increase was a result of owning the Hanover Square Property for the full six months of the six months ended June 30, 2019, and interest rate increases on the variable rate mortgage payable for the Hampton Inn Property.

Other Income and Expense

As of June 30, 2019, the fair value of the Interest Rate Protection Transaction (discussed above) was $22,383, a decrease of $104,414 from the December 31, 2018 fair value. As of June 30, 2018, the fair value of the Interest Rate Protection Transaction was $187,601, an increase of $104,165 from the December 31, 2017 fair value. This change in fair value was recorded as an “increase (decrease) in fair value-interest rate cap” during the six months ended June 30, 2019 and 2018.

Net Loss

Total net loss was $2,363,099 for the six months ended June 30, 2019, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $1,745,634. Total net loss was $1,020,702 for the six-month period ended June 30, 2018, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $950,962.

Total net loss for the six months ended June 30, 2019 increased by $1,342,397 over the six months ended June 30, 2018, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, total net loss for the six months ended June 30, 2019 increased by $794,672 over the six months ended June 30, 2018. This increase was a result of the loss on the disposition of FF&E, lower revenues from the Hampton Inn Property, increased corporate general and administrative expenses and the impact of the ownership of the Hanover Square Property for the full six months ended June 30, 2019.

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

Below is our company’s FFO, which is a non-GAAP measurement, for the six months ended June 30, 2019:

Net income (loss)	$(2,363,099)
Depreciation of tangible real property assets (1)	668,501
Depreciation of tenant improvements (2)	120,161
Amortization of leasing commissions (3)	19,464
Amortization of tenant inducements (4)	8,520
Amortization of intangible assets (5)	320,219
Funds from operations	$(1,226,234)

(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.

(2)	Depreciation of tenant improvements, including those acquired as part of the purchase of the Franklin Square Property and the Hanover Square Property and those constructed during the six months ended June 30, 2019.

(3)	Amortization of leasing commissions paid for the Franklin Square Property and the Hanover Square Property during the six months ended June 30, 2019.

(4)	Amortization of tenant inducements paid for the Franklin Square Property during the six months ended June 30, 2019.

(5)	Amortization of intangible assets acquired as part of the purchase of the Franklin Square Property and the Hanover Square Property, including leasing commissions, leases in place and legal and marketing costs.

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

Total AFFO for the six months ended June 30, 2019 was as follows:

Funds from operations	$(1,226,234)
Amortization of above market leases (1)	109,869
Amortization of below market leases (2)	(47,023)
Straight line rent (3)	(153,433)
Capital expenditures, net of escrow reimbursements (4)	(425,500)
Decrease in fair value of interest rate cap (5)	104,414
Amortization of loan issuance costs (6)	85,422
Loss on disposition of FF&E (7)	983,855
Adjusted funds from operations (AFFO)	$(568,630)

(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets recorded as part of the purchase of the Franklin Square Property and the Hanover Square Property.

(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities recorded as part of the purchase of the Franklin Square Property and the Hanover Square Property.

(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the Franklin Square Property and the Hanover Square Property.

(4)	Adjustment to FFO for capital expenditures made during the six months ended June 30, 2019 for the Franklin Square Property, the Hanover Square Property and Hampton Inn Property that will not be reimbursed by property escrow accounts. During the six months ended June 30, 2019, our company paid $1,502,213 in costs for leasing commissions, tenant inducements and tenant improvements at the Franklin Square Property and the Hanover Square Property and interior and exterior renovations and advance deposits for furniture and fixtures at the Hampton Inn Property. During the six months ended June 30, 2019, our company received $1,076,713 in funds from property capital reserves held by the Hampton Inn Property mortgage holder.

(5)	Adjustment to FFO resulting from non-cash revenues recognized as a result of increase in fair value of interest rate cap.

(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages.

(7)	NAREIT’s December 2018 White Paper provides guidance for the treatment of material non-cash revenues and expenses affecting their results, stating “NAREIT encourages those reporting FFO to make supplemental disclosure of all material non-cash revenues and expenses affecting their results for each period.”

Three Months Ended June 30, 2019

Total Revenue

Total revenue was $1,713,094 for the three months ended June 30, 2019, consisting of $558,874 in revenues from the Franklin Square Property, $330,273 in revenues from the Hanover Square Property and $823,947 in revenues from the Hampton Inn Property. Total revenue was $1,810,156 for the three-month period ended June 30, 2018, consisting of $514,547 in revenues from the Franklin Square Property, $192,946 in revenues from the Hanover Square Property and $1,102,663 in revenues from the Greensboro Hampton Inn.

Total revenues for the three months ended June 30, 2019 decreased by $97,062 from the three months ended June 30, 2018. While revenues from the Hampton Inn Property declined by $278,716 due to the ongoing construction related to the Property Improvement Plan and increased competition, this was slightly offset by increased retail center property revenues resulting from owning and operating the Hanover Square Property for the full three months and increased revenues from the Franklin Square Property resulting from new leases and contractual increases in existing leases.

Total Operating Expenses

Total operating expenses for the three months ended June 30, 2019 were $1,702,729, consisting of $175,831 in expenses for the Franklin Square Property, $74,451 for the Hanover Square Property, $616,759 for the Hampton Inn Property, $190,062 of legal, accounting and other professional fees, $83,444 in corporate general and administrative expenses and $562,182 in depreciation and amortization expenses.

Total operating expenses for the three month period ended June 30, 2018 were $1,886,135, consisting of $210,187 in expenses for the Franklin Square Property, $41,387 for the Hanover Square Property, $738,109 for the Greensboro Hampton Inn, $357,536 of legal, accounting and other professional fees, $25,171 of corporate general and administrative expenses, and $513,745 in depreciation and amortization expenses.

Total operating expenses for three months ended June 30, 2019 decreased by $183,406 from the three months ended June 30, 2018. This decrease was a result of a decrease in legal, accounting and other professional fees, offset by an increase in corporate general and administrative expenses resulting from the requirements for a public company, including directors’ and officers’ liability insurance, stock exchange fees and SEC filing fees. Additionally, during the three months ended June 30, 2019, operating expenses for the Hampton Inn Property were $121,350 less than for the three months ended June 30, 2018 due to lower variable costs resulting from lower occupancy.

Loss on Disposition of FF&E

Our company allocated and recorded a portion of the acquisition cost of the Hampton Inn Property to furniture, fixtures and equipment (“FF&E”), a component of investment properties on the consolidated balance sheet, when it acquired the Hampton Inn Property in November, 2017. As part of a property improvement plan for the Hampton Inn Property (for further discussion, see Note 7 in the Notes to Consolidated Financial Statements, unaudited), we have replaced a significant portion of the FF&E we acquired. During the three months ended June 30, 2019, our company recorded a loss on disposition of FF&E of $983,855 which represented the net book value of the assets that were disposed. No such losses were recorded during the three months ending June 30, 2018.

Interest Expense

Interest expense for the three months ended June 30, 2019 was $510,759. This consisted of (i) $169,594 in mortgage interest and $4,638 in amortization of loan issuance costs for the Franklin Square Property, (ii) $200,958 in mortgage interest, $34,890 in amortization of loan issuance costs and $13,544 in payments (recorded as a reduction in interest expense) from the interest rate cap transaction for the Hampton Inn Property, (iii) $106,680 in mortgage interest and $3,183 in amortization of loan issuance costs for the Hanover Square Property and (iv) other interest of $4,360.

Interest expense for the three month period ended June 30, 2018 was $463,274. This consisted of (i) $169,595 in mortgage interest and $4,638 in amortization of loan issuance costs for the Franklin Square Property (ii) $188,666 in mortgage interest and $34,890 in amortization of loan issuance costs for the Greensboro Hampton Inn, (iii) $62,918 in mortgage interest and $2,122 in amortization of loan issuance costs for the Hanover Square Property and (iv) other interest of $444.

Total interest expense for the three months ended June 30, 2019 increased by $47,485 over the three months ended June 30, 2018. This increase was a result of owning the Hanover Square Property for the full three months of the three months ended June 30, 2019, and interest rate increases on the variable rate mortgage payable for the Hampton Inn Property.

Other Income and Expense

As of June 30, 2019, the fair value of the Interest Rate Protection Transaction (discussed above) was $22,383, a decrease of $54,011 from the March 31, 2019 fair value. As of June 30, 2018, the fair value of the Interest Rate Protection Transaction was $187,601, an increase of $29,876 over the March 31, 2018 fair value. This change in fair value was recorded as an “increase (decrease) in fair value-interest rate cap” during the three months ended June 30, 2019 and 2018.

Net Loss

Total net loss was $1,522,613 for the three months ended June 30, 2019, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $1,058,995. Total net loss was $509,377 for the three-month period ended June 30, 2018, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $500,087.

Total net loss for the three months ended June 30, 2019 increased by $1,013,236 over the three months ended June 30, 2018, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, total net loss for the three months ended June 30, 2019 increased by $558,908 over the three months ended June 30, 2018. This increase was a result of the loss on the disposition of FF&E, lower revenues from the Hampton Inn Property, increased corporate general and administrative expenses and the impact of the ownership of the Hanover Square Property for the full three months ended June 30, 2019.

Funds from Operations

Below is our company’s FFO, which is a non-GAAP measurement, for the three months ended June 30, 2019:

Net income (loss)	$(1,522,613)
Depreciation of tangible real property assets (1)	334,911
Depreciation of tenant improvements (2)	60,099
Amortization of leasing commissions (3)	9,786
Amortization of tenant inducements (4)	4,260
Amortization of intangible assets (5)	157,386
Funds from operations	$(956,171)

(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.

(2)	Depreciation of tenant improvements, including those acquired as part of the purchase of the Franklin Square Property and the Hanover Square Property and those constructed during the three months ended June 30, 2019.

(3)	Amortization of leasing commissions paid for the Franklin Square Property and the Hanover Square Property during the three months ended June 30, 2019.

(4)	Amortization of tenant inducements paid for the Franklin Square Property during the three months ended June 30, 2019.

(5)	Amortization of intangible assets acquired as part of the purchase of the Franklin Square Property and the Hanover Square Property, including leasing commissions, leases in place and legal and marketing costs.

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

Total AFFO for the three months ended June 30, 2019 was as follows:

Funds from operations	$(956,171)
Amortization of above market leases (1)	54,935
Amortization of below market leases (2)	(23,511)
Straight line rent (3)	(68,107)
Capital expenditures, net of escrow reimbursements (4)	(214,083)
Decrease in fair value of interest rate cap (5)	54,011
Amortization of loan issuance costs (6)	42,711
Loss on disposition of FF&E (7)	983,855
Adjusted funds from operations (AFFO)	$(126,360)

(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets recorded as part of the purchase of the Franklin Square Property and the Hanover Square Property.

(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities recorded as part of the purchase of the Franklin Square Property and the Hanover Square Property.

(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the Franklin Square Property and the Hanover Square Property.

(4)	Adjustment to FFO for capital expenditures made during the three months ended June 30, 2019 for the Franklin Square Property, the Hanover Square Property and Hampton Inn Property that will not be reimbursed by property escrow accounts. During the three months ended June 30, 2019, our company paid $723,613 in costs for leasing commissions, tenant inducements and tenant improvements at the Franklin Square Property and the Hanover Square Property and interior and exterior renovations and advance deposits for furniture and fixtures at the Hampton Inn Property. During the three months ended June 30, 2019, our company received $509,530 in funds from property capital reserves held by the Hampton Inn Property mortgage holder.

(5)	Adjustment to FFO resulting from non-cash revenues recognized as a result of increase in fair value of interest rate cap.

(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages.

(7)	NAREIT’s December 2018 White Paper provides guidance for the treatment of material non-cash revenues and expenses affecting their results, stating “NAREIT encourages those reporting FFO to make supplemental disclosure of all material non-cash revenues and expenses affecting their results for each period.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s principal executive officer and principal financial officer has determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of June 30, 2019.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Medalist Diversified REIT, Inc. *

3.2	Bylaws of Medalist Diversified REIT, Inc. *

4.1	Form of Certificate of Common Stock *

4.2	Agreement of Limited Partnership of Medalist Diversified Holdings, L.P. *

10.1	Purchase and Sale Agreement, dated May 24, 2019, by and between HERI AUM LCC and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2019).

10.2	Purchase Agreement, dated May 30, 2019, by and among Medalist Diversified REIT, Inc., Medalist Diversified Holdings, L.P. and Virginia Birth-Related Neurological Injury Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2019).

10.3	Placement Agency Agreement, dated May 30, 2019, by and among Medalist Diversified REIT, Inc., Medalist Diversified Holdings, L.P. and Aegis Capital Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2019).

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	INSTANCE DOCUMENT

101.SCH	SCHEMA DOCUMENT

101.CAL	CALCULATION LINKBASE DOCUMENT

101.LAB	LABELS LINKBASE DOCUMENT

101.PRE	PRESENTATION LINKBASE DOCUMENT

101.DEF	DEFINITION LINKBASE DOCUMENT

†	Filed herewith.
*	Previously filed with the Amendment to the Registrant’s Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on October 5, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALIST DIVERSIFIED REIT, INC.

Date: August 13, 2019

	By:	/s/ Thomas E. Messier
Thomas E. Messier
Chief Executive Officer and Chairman of the Board
(principal executive officer, principal accounting officer and principal financial officer)

