Form 10-Q
period 2019-09-30
Medalist Diversified REIT, Inc.
filed 2019-11-05
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at November 1, 2019 was 4,500,144.

Medalist Diversified REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2019

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Investment properties, net	$69,977,731	$45,323,497
Cash	2,573,087	1,327,424
Restricted cash	1,634,731	2,793,372
Rent and other receivables, net of allowance of $0 and $15,194, as of September 30, 2019 and December 31, 2018, respectively	91,668	108,478
Unbilled rent	438,745	259,216
Advance deposits	-	423,747
Intangible assets, net	4,263,530	2,585,834
Interest rate caps, at fair value	8,493	126,797
Prepaid expenses	134,828	158,687
Other assets	180,100	-
Total Assets	$79,302,913	$53,107,052

LIABILITIES
Accounts payable and accrued liabilities	$1,365,328	$826,336
Intangible liabilities, net	1,336,298	439,726
Line of credit, short term, net	1,975,000	-
Related party notes payable, short term	183,000	-
Mortgages payable, net	51,942,387	33,236,397
Total Liabilities	$56,802,013	$34,502,459

EQUITY
Preferred stock, $.01 par value, 250,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $.01 par value, 750,000,000 shares authorized, 4,500,144 and 2,321,582 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	45,001	23,216
Additional paid-in capital	31,702,347	22,077,827
Offering costs	(2,909,155)	(1,835,291)
Accumulated deficit	(9,104,410)	(5,229,760)
Total Shareholders' Equity	19,733,783	15,035,992
Noncontrolling interests - Hampton Inn Property	1,345,662	2,009,031
Noncontrolling interests - Hanover Square Property	560,438	608,943
Noncontrolling interests - Operating Partnership	861,017	950,627
Total Equity	$22,500,900	$18,604,593
Total Liabilities and Equity	$79,302,913	$53,107,052

See notes to condensed consolidated financial statements (unaudited)

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
REVENUE
Retail center property revenues	$873,373	$715,362	$2,377,377	$1,636,102
Retail center property tenant reimbursements	171,217	124,873	450,354	365,657
Hotel property room revenues	846,097	863,702	2,276,540	2,687,064
Hotel property other revenues	16,878	8,168	54,870	33,448
Total Revenue	$1,907,565	$1,712,105	$5,159,141	$4,722,271

OPERATING EXPENSES
Retail center property operating expenses	$285,694	$226,136	$805,251	$670,391
Hotel property operating expenses	718,920	637,383	1,917,654	1,938,546
Share based compensation expenses	61,600	-	61,600	-
Legal, accounting and other professional fees	283,980	212,373	827,789	782,088
Corporate general and administrative expenses	68,045	8,854	207,194	36,330
Depreciation and amortization	627,149	571,993	1,755,494	1,476,862
Total Operating Expenses	2,045,388	1,656,739	5,574,982	4,904,217
Loss on disposition of FF&E	-	-	983,855	-
Operating (Loss) Income	(137,823)	55,366	(1,399,696)	(181,946)
Interest expense	573,118	510,118	1,589,951	1,397,673
Net Loss from Operations	(710,941)	(454,752)	(2,989,647)	(1,579,619)
Other income	30,156	-	50,177	-
(Decrease) increase in fair value - interest rate caps	(25,690)	16,462	(130,104)	120,627
Net Loss	(706,475)	(438,290)	(3,069,574)	(1,458,992)
Less: Net loss attributable to Hampton Inn Property noncontrolling interests	(92,691)	(47,603)	(663,369)	(83,180)
Less: Net loss attributable to Hanover Square Property noncontrolling interests	(1,660)	(5,009)	(8,505)	(9,399)
Less: Net loss attributable to Operating Partnership noncontrolling interests	(5,918)	(12,166)	(45,860)	(41,939)
Net Loss Attributable to Medalist Common Shareholders	$(606,206)	$(373,512)	$(2,351,840)	$(1,324,474)

Loss per share from operations - basic and diluted	$(0.13)	$(0.19)	$(0.69)	$(0.67)

Weighted-average number of shares - basic and diluted	4,497,585	1,995,582	3,410,847	1,983,791

Dividends declared per common share	$0.175	$0.175	$0.350	$0.350

See notes to condensed consolidated financial statements (unaudited)

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

For the nine months ended September 30, 2019

	Common Stock						Noncontrolling Interests
	Shares	Par Value	Additional Paid in Capital	Offering Costs	Accumulated Deficit	Total Shareholders' Equity	Hampton Inn Property	Hanover Square Property	Operating Partnership	Total Equity
Balance, December 31, 2018	2,321,582	$23,216	$22,077,827	$(1,835,291)	$(5,229,760)	$15,035,992	$2,009,031	$608,943	$950,627	$18,604,593

Common stock issuances	2,164,562	21,645	9,563,060	-	-	9,584,705	-	-	-	9,584,705
Share based compensation	14,000	140	61,460	-	-	61,600	-	-	-	61,600
Offering costs	-	-	-	(1,073,864)	-	(1,073,864)	-	-	-	(1,073,864)
Net loss	-	-	-	-	(2,351,840)	(2,351,840)	(663,369)	(8,505)	(45,860)	(3,069,574)
Dividends and distributions	-	-	-	-	(1,522,810)	(1,522,810)	-	(40,000)	(43,750)	(1,606,560)
Balance, September 30, 2019	4,500,144	$45,001	$31,702,347	$(2,909,155)	$(9,104,410)	$19,733,783	$1,345,662	$560,438	$861,017	$22,500,900

For the nine months ended September 30, 2018

	Common Stock						Noncontrolling Interests
	Shares	Par Value	Additional Paid in Capital	Offering Costs	Accumulated Deficit	Total Shareholders' Equity	Hampton Inn Property	Hanover Square Property	Operating Partnership	Total Equity

Balance, December 31, 2017	1,148,002	$11,480	$11,086,897	$(912,060)	$(1,398,222)	$8,788,095	$2,211,345	$-	$1,082,591	$12,082,031

Common stock issuances	847,580	8,476	7,969,960	-	-	7,978,436	-	-	-	7,978,436
Offering costs	-	-	-	(528,068)	-	(528,068)	-	-	-	(528,068)
Net loss	-	-	-	-	(1,324,474)	(1,324,474)	(83,180)	(9,399)	(41,939)	(1,458,992)
Dividends and distributions	-	-	-	-	(697,039)	(697,039)	(36,000)	-	(43,750)	(776,789)
Non-controlling interests	-	-	-	-	-	-	-	648,120	-	648,120
Balance, September 30, 2018	1,995,582	$19,956	$19,056,857	$(1,440,128)	$(3,419,735)	$14,216,950	$2,092,165	$638,721	$996,902	$17,944,738

See notes to condensed consolidated financial statements (unaudited)

For the three months ended September 30, 2019

	Common Stock						Noncontrolling Interests
	Shares	Par Value	Additional Paid in Capital	Offering Costs	Accumulated Deficit	Total Shareholders' Equity	Hampton Inn Property	Hanover Square Property	Operating Partnership	Total Equity
Balance, June 30, 2019	4,486,144	$44,861	$31,640,887	$(2,792,523)	$(7,713,101)	$21,180,124	$1,438,353	$574,098	$888,810	$24,081,385

Share based compensation	14,000	140	61,460	-	-	61,600	-	-	-	61,600
Offering costs	-	-	-	(116,632)	-	(116,632)	-	-	-	(116,632)
Net loss	-	-	-	-	(606,206)	(606,206)	(92,691)	(1,660)	(5,918)	(706,475)
Dividends and distributions	-	-	-	-	(785,103)	(785,103)	-	(12,000)	(21,875)	(818,978)
Balance, September 30, 2019	4,500,144	$45,001	$31,702,347	$(2,909,155)	$(9,104,410)	$19,733,783	$1,345,662	$560,438	$861,017	$22,500,900

For the three months ended September 30, 2018

	Common Stock						Noncontrolling Interests
	Shares	Par Value	Additional Paid in Capital	Offering Costs	Accumulated Deficit	Total Shareholders' Equity	Hampton Inn Property	Hanover Square Property	Operating Partnership	Total Equity

Balance, June 30, 2018	1,995,582	$19,956	$19,056,857	$(1,285,143)	$(2,696,968)	$15,094,702	$2,175,768	$643,730	$1,030,943	$18,945,143

Common stock issuances	-	-	-	-	-	-	-	-	-	-
Offering costs	-	-	-	(154,985)	-	(154,985)	-	-	-	(154,985)
Net loss	-	-	-	-	(373,512)	(373,512)	(47,603)	(5,009)	(12,166)	(438,290)
Dividends and distributions	-	-	-	-	(349,255)	(349,255)	(36,000)	-	(21,875)	(407,130)
Balance, September 30, 2018	1,995,582	$19,956	$19,056,857	$(1,440,128)	$(3,419,735)	$14,216,950	$2,092,165	$638,721	$996,902	$17,944,738

See notes to condensed consolidated financial statements (unaudited)

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(3,069,574)	$(1,458,992)

Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation	1,261,379	1,060,303
Amortization	494,115	416,559
Loan cost amortization	134,586	123,889
Amortization of tenant inducements	12,780	7,100
Decrease (increase) in fair value - interest rate caps	130,104	(120,627)
Above (below) market lease amortization, net	83,556	110,071
Loss on disposition of FF&E	983,855	-
Share-based compensation	61,600	-

Changes in assets and liabilities, net of acquisitions
Rent and other receivables, net	16,810	(66,044)
Unbilled rent	(179,529)	(128,062)
Prepaid expenses	23,859	(29,969)
Other assets	(578,805)	-
Accounts payable and accrued liabilities	538,992	70,579
Net cash used in operating activities	(86,272)	(15,193)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment property acquisitions	(25,488,071)	(4,012,209)
Capital expenditures	(1,333,870)	(618,446)
Advance deposits	(626,650)	-
Net cash used in investing activities	(27,448,591)	(4,630,655)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(1,606,560)	(776,789)
Investment of noncontrolling interests	-	648,120
Proceeds from line of credit, short term, net of loan issuance costs	1,970,000	-
Proceeds from issuance of related party notes payable, short term	183,000	-
Repayment of notes payable and related party notes payable	-	(2,177,538)
Proceeds from mortgages payable, net	18,694,646	250,652
Repayment of mortgages payable	(130,042)	(84,076)
Proceeds from sales of common stock, net of offering costs	8,510,841	7,450,368
Net cash provided by investing activities	27,621,885	5,310,737

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	87,022	664,889
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	4,120,796	3,294,847
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$4,207,818	$3,959,736

CASH AND CASH EQUIVALENTS, end of period shown in consolidated balance sheets	2,573,087	646,971
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits	1,634,731	3,312,765
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the statement of cash flows	$4,207,818	$3,959,736

Supplemental Disclosures and Non-Cash Activities:

Interest paid, net of interest rate cap offsetting receipts	$1,418,259	$1,299,308
Transfer advance deposits to investment properties	$1,050,397	$-
Transfer other assets to investment properties	$398,705	$-
Mortgage payable assumed for acquisition of Hanover Square Property	$-	$8,527,315

See notes to condensed consolidated financial statements (unaudited)

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of September 30, 2019, the REIT, through the Operating Partnership, owned and operated five properties, the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), the Greensboro Airport Hampton Inn, a hotel with 125 rooms on 2.162 acres in Greensboro, North Carolina (the “Hampton Inn Property”), the Shops at Hanover Square North (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 160,356 square foot retail property located in Goldsboro, North Carolina and the Clemson Best Western University Inn (the “Clemson Best Western Property”), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina. The Company owns 64 percent of the Hampton Inn Property as a tenant in common with a noncontrolling owner which owns the remaining 36 percent interest. The Company owns 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owns the remaining 16 percent interest.

The use of the word “Company” refers to the REIT and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the REIT, the Operating Partnership, wholly owned limited liability corporations which own or operate the properties, and the taxable REIT subsidiaries which operate the Hampton Inn Property and the Clemson Best Western Property. As a REIT, certain tax laws limit the amount of “non-qualifying” income that Company can earn, including income derived directly from the operation of hotels. As a result, the Company and, in the case of the Hampton Inn Property, the tenant in common (“TIC”) noncontrolling owner, leases its consolidated hotel properties to taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The TRS subsidiaries are subject to income tax and are not limited as to the amount of nonqualifying income they can generate, but they are limited in terms of their value as a percentage of the total value of the Company’s assets. The TRS subsidiaries enter into agreements with a third party to manage the operations of the hotel. The Company prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). References to the consolidated financial statements and references to individual financial statements included herein, reference the condensed consolidated financial statements or the respective individual condensed financial statement. All material balances and transactions between the consolidated entities of the Company have been eliminated.

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

2.	Summary of Significant Accounting Policies

Investment Properties

As of January 1, 2017, the Company adopted Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805), which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. As a result, the all of the Company’s acquisitions to date qualified as asset acquisitions and the Company expects future acquisitions of operating properties to qualify as asset acquisitions. Accordingly, third-party transaction costs associated with these acquisitions have been and will be capitalized, while internal acquisition costs will continue to be expensed.

Accounting Standards Codification (“ASC”) 805 mandates that “an acquiring entity shall allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition.” ASC 805 results in an allocation of acquisition costs to both the tangible and intangible assets associated with income producing real estate. Tangible assets include land, buildings, site improvements, tenant improvements and furniture, fixtures and equipment, while intangible assets include the value of in-place leases, lease origination costs (leasing commissions and tenant improvements), legal and marketing costs and leasehold assets and liabilities (above or below market leases), among others.

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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted cash flows plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as projected future operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its properties during the three months or nine months ended September 30, 2019 or September 30, 2018, respectively.

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

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually. During the three months and nine months ended September 30, 2019 and 2018, respectively, the Company did not record any impairment adjustments to its intangible assets.

Details of these deferred costs, net of amortization, arising from the Company’s purchases of the Franklin Square Property, Hanover Square Property and Ashley Plaza Property are as follows:

	September 30, 2019	December 31, 2018
	(unaudited)
Intangible Assets
Leasing commissions	$1,031,188	$305,646
Legal and marketing costs	116,340	95,950
Above market leases	678,096	648,409
Leases in place	2,437,906	1,535,829
	$4,263,530	$2,585,834

Intangible Liabilities
Below market leases, net	$(1,336,298)	$(439,726)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the three months and nine months ended September 30, 2019 and 2018, respectively, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Amortization of above market leases	$(55,830)	$(60,444)	$(165,699)	$(164,605)
Amortization of below market leases	35,120	23,511	82,143	54,534
	$(20,710)	$(36,933)	$(83,556)	$(110,071)

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the three months and nine months ended September 30, 2019 and 2018, respectively, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Leasing commissions	$(28,180)	$(23,586)	$(74,109)	$(60,112)
Legal and marketing costs	(7,751)	(8,781)	(24,271)	(23,998)
Leases in place	(137,965)	(144,429)	(395,735)	(332,449)
	$(173,896)	$(176,796)	$(494,115)	$(416,559)

As of September 30, 2019 and December 31, 2018, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $1,273,275 and $660,888, respectively.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the remaining three months ending December 31, 2019	2020	2021	2022	2023	2024- 2039	Total
Intangible Assets
Leasing commissions	$39,850	$152,216	$142,806	$109,232	$83,691	$503,393	$1,031,188
Legal and marketing costs	7,683	26,436	21,709	17,185	12,992	30,335	116,340
Above market leases, net	59,973	219,074	212,136	119,607	33,311	33,995	678,096
Leases in place	165,297	601,659	533,733	307,177	165,747	664,293	2,437,906
	$272,803	$999,385	$910,384	$553,201	$295,741	$1,232,016	$4,263,530

Intangible Liabilities
Below market leases, net	$(58,338)	$(219,714)	$(207,700)	$(185,252)	$(138,780)	$(526,514)	$(1,336,298)

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three months and nine months ended September 30, 2019 and 2018, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250,000. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. As of September 30, 2019, the Company held two cash accounts with balances that exceeded the FDIC limit by an aggregate amount of $1,027,534. As of December 31, 2018, the Company held one cash account with a balance that exceeded the FDIC limit by $650,699.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of September 30, 2019 and December 31, 2018, the Company reported $83,393 and $71,022, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and other operating reserves. As of September 30, 2019 and December 31, 2018, the Company reported $966,798 and $719,588, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions and tenant improvements. As of September 30, 2019 and December 31, 2018, the Company reported $584,540 and $2,002,762, respectively, in capital property reserves. These funds are being held in reserve for improvements to the Hampton Inn Property ($82,693 and $1,601,809 as of September 30, 2019 and December 31, 2018, respectively), improvements to the Clemson Best Western Property ($50,000 and $0 as of September 30, 2019 and December 31, 2018, respectively) and tenant improvements, leasing commissions and maintenance reserves for the Franklin Square Property ($451,847 and $400,953 as of September 30, 2019 and December 31, 2018, respectively).

Other Assets

As of September 30, 2019 and December 31, 2018, the Company reported $180,100 and $0, respectively, in other assets. The Company records payments made for deposits, due diligence and other pre-acquisition costs for potential future investment properties as “other assets”. Upon acquisition of a property, these costs will be capitalized as part of either (i) the acquisition cost of the acquired property or (ii) as issuance costs related to mortgages payable. As of September 30, 2019, the Company reported $145,500 in other assets related to the Company’s acquisition of the Brookfield Center Property (see Note 10, below, for further discussion on the Brookfield Center Property). In addition, as of September 30, 2019, the Company reported $34,600 in capitalized franchise costs, net, in other assets.

Revenue Recognition

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective on January 1, 2019 (see Recent Accounting Pronouncements, below). This adoption did not have a material impact on the Company’s recognition of revenues from either its retail properties or its hotel property.

Retail Property Revenues

The Company recognizes minimum rents from its retail center properties (the Franklin Square, Hanover Square and Ashley Plaza properties) on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the consolidated balance sheet. The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, under the consolidated statements of operations caption "Retail center property tenant reimbursements." This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives payments for these reimbursements from substantially all its tenants on a monthly basis throughout the year.

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final. Since these differences are determined annually under the leases, the impact on revenues recognized for the three and nine months ended September 30, 2019 is not known.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the three months and nine months ended September 30, 2019 and 2018, respectively, no such termination costs were recognized.

Hotel Property Revenues

Hotel revenues (from the Hampton Inn Property and Clemson Best Western Property) are recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Rent and other receivables and unbilled rent

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. Unbilled rent includes receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. The Company’s allowance for uncollectible accounts are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables.

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

During the three months and nine months ended September 30, 2019, the Company’s Hampton Inn TRS and Clemson Best Western TRS subsidiaries generated a tax loss, so no income tax expense was recorded. During the three months and nine months ended September 30, 2018, the Company’s Hampton Inn TRS entity generated taxable income, but management made the determination not to record income tax expense as of September 30, 2018 due to the Hampton Inn Property’s seasonal variations in taxable income. Instead, management made the decision to record income tax expense for the full year as of December 31, 2018.

Use of Estimates

The Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the reported period. The Company’s actual results could differ from these estimates.

Loss on Disposition of FF&E

The Company allocated and recorded a portion of the acquisition cost of the Hampton Inn Property to furniture, fixtures and equipment (“FF&E”), a component of investment properties on the condensed consolidated balance sheet, when it acquired the Hampton Inn Property in November 2017. As part of a property improvement plan for the Hampton Inn Property, the Company has replaced a significant portion of the FF&E it acquired. As a result, during the nine months ending September 30, 2019, the Company recorded a loss on disposition of FF&E of $983,855 which represented the net book value of the assets that were disposed. No such losses were recorded during the three months ended September 30, 2019 or the three and nine months ending September 30, 2018.

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

The first noncontrolling interest is in the Hampton Inn Property in which the Company owns a 64 percent tenancy in common interest through its subsidiaries and an outside party owns a 36 percent tenancy in common interest. In 2017, the noncontrolling owner of the Hampton Inn Property provided $2.3 million as part of the acquisition of the Hampton Inn Property. The Hampton Inn Property’s net loss is allocated to the noncontrolling ownership interest based on its 36 percent ownership. During the three and nine months ended September 30, 2019, 36 percent of the Hampton Inn’s net loss of $257,478 and $1,842,694, respectively, or $92,691 and $663,369, respectively was allocated to the noncontrolling partnership interest. During the three and nine months ended September 30, 2018, 36 percent of the Hampton Inn’s net loss of $132,233 and $231,058, respectively, or $47,603 and $83,180 respectively, was allocated to the noncontrolling ownership interest.

The second noncontrolling interest is in the Hanover Square Property in which the Company owns an 84 percent tenancy in common interest through its subsidiary and an outside party owns a 16 percent tenancy in common interest. The Hanover Square Property’s net loss is allocated to the noncontrolling ownership interest based on its 16 percent ownership. During the three and nine months ended September 30, 2019, 16 percent of the Hanover Square Property’s net loss of $10,378 and $53,161, respectively, or $1,660 and $8,505, respectively, was allocated to the noncontrolling ownership interest. During the three and nine months ended September 30, 2018, 16 percent of the Hanover Square Property’s net loss of $31,304 and $58,741, respectively, or $5,009 and $9,399, respectively, was allocated to the noncontrolling ownership interest.

The third noncontrolling ownership interest are the units in the Operating Partnership that are not held by the REIT. In 2017, 125,000 Operating Partnership units were issued to members of the selling LLC which owned the Hampton Inn Property who elected to participate in a 721 exchange, which allows the exchange of interests in real property for shares in a real estate investment trust. These members of the selling LLC invested $1,175,000 in the Operating Partnership in exchange for 125,000 Operating Partnership units. The Operating Partnership units not held by the REIT represent 2.70 percent and 5.11 percent of the outstanding Operating Partnership units as of September 30, 2019 and December 31, 2018, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships units are issued or as units are exchanged for the Company’s $0.01 par value per share Common Stock. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net loss is allocated to the noncontrolling unit holders based on their ownership interest.

During the three and nine months ended September 30, 2019, a weighted average of 2.71 percent and 3.36 percent, respectively, of the Operating Partnership’s net loss of $218,775 and $1,365,387, respectively, or $5,918 and $45,860 respectively, was allocated to the noncontrolling unit holders. During the three and nine months ended September 30, 2018, a weighted average of 5.91 percent and 6.46 percent, respectively, of the Operating Partnership’s net loss of $206,551 and $648,814, respectively, or $12,166 and $41,939, respectively, was allocated to the noncontrolling unit holders.

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

A majority of the Company’s tenant-related revenue from its Franklin Square, Hanover Square and Ashley Plaza Properties is recognized pursuant to lease agreements and will be governed by the leasing guidance discussed below.  The Company has evaluated its hotel revenues and concluded that the adoption of this standard did not impact the amount or timing of revenue recognition in its consolidated financial statements. As previously discussed, the Company completed its assessment of ASU No. 2014-09 and has concluded that the guidance does not have a material impact on the Company’s method of revenue recognition or on the consolidated financial statements.

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this update govern a number of areas including, but not limited to, accounting for leases, replacing the existing guidance in ASC No. 840, Leases.  Under this standard, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheet.  Other significant provisions of this standard include (i) defining the “lease term” to include the non-cancelable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheet to contemplate only those variable lease payments that depend on an index or that are in substance “fixed,” (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits and (iv) a requirement to bifurcate certain lease and non-lease components.  The lease standard is effective for public companies for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years) and for private companies, fiscal years beginning after December 15, 2020, with early adoption permitted.  The Company plans to adopt the standard effective on January 1, 2021. The accounting for leases under which the Company is the lessor remains largely unchanged and the Company is not currently a “lessee” under any lease agreements. Management does not believe the adoption will have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, such as accounts receivable and loans. The guidance will require that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. For public companies, the guidance will be effective for interim and annual reporting periods beginning after December 15, 2020 and for private companies, periods after December 15, 2022. The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

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

The Company adopted the standard as of January 1, 2019 and applied retrospectively. For the nine months ended September 30, 2018, the adoption resulted in a reduction of $175,973 in net cash used in operating activities and a reduction of $104,947 in net cash used in investing activities on the consolidated statements of cash flows.

3.	Investment Properties

Investment properties consist of the following:

	September 30, 2019	December 31, 2018
	(unaudited)
Land	$12,528,373	$7,462,946
Site improvements	3,542,446	2,341,547
Buildings and improvements (a)	54,590,901	35,753,467
Furniture and fixtures (b)	2,058,240	1,733,273
Investment properties at cost (c)	72,719,960	47,291,233
Less accumulated depreciation	2,742,229	1,967,736
Investment properties, net	$69,977,731	$45,323,497

(a)	Includes tenant improvements (both those acquired at the acquisition and those constructed after the acquisition), tenant inducements, capitalized leasing commissions and other capital costs incurred post-acquisition.

(b)	As of September 30, 2019 and December 31, 2018, excludes $0 and $423,747, respectively, in pre-payments recorded as advance deposits for furniture and fixtures not yet received as part of the renovations of the Hampton Inn Property. The Company reclassifies the amounts recorded as advance deposits to a furniture and fixtures account when the assets are received or placed in service.

(c)	Excludes intangible assets and liabilities (see note, below), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $453,253 and $399,637 for the three months ended September 30, 2019 and 2018, respectively, and $1,261,379 and $1,060,303 for the nine months ended September 30, 2019 and 2018, respectively.

The Company generally records depreciation of capitalized tenant improvements and amortization of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation and amortization as of September 30, 2019 and December 31, 2018, respectively, are as follows:

	September 30, 2019	December 31, 2018
	(unaudited)
Capitalized tenant improvements, net	$176,298	$175,580
Capitalized leasing commissions, net	298,366	322,861

During the three and nine months ended September 30, 2019, the Company recorded $0 and $31,284, respectively, in capitalized tenant improvements. During the three and nine months ended September 30, 2018, the Company recorded $0 in capitalized tenant improvements. Depreciation on capitalized tenant improvements was $10,536 and $30,566 for the three and nine months ended September 30, 2019, respectively, and $6,003 and $15,857 for the three and nine months ended September 30, 2018, respectively.

During the three and nine months ended September 30, 2019, the Company recorded $500 and $5,075, respectively in capitalized leasing commissions. During the three and nine months ended September 30, 2018, the Company recorded $57,000 and $152,866, respectively in capitalized leasing commissions. Amortization of capitalized leasing commissions was $10,106 and $29,570 for the three and nine months ended September 30, 2019, respectively, and $5,631 and $9,935 for the three and nine months ended September 30, 2018, respectively.

In May 2018, the Company paid $125,000 to induce a tenant in the Franklin Square Property to release a restriction in its lease that prohibited the Company from leasing space to a similar user. Capitalized tenant inducements are amortized as a reduction of rental income over the term of the respective lease. Details of these deferred costs, net of depreciation and amortization as of September 30, 2019 and December 31, 2018, respectively, are as follows:

	September 30, 2019	December 31, 2018
	(unaudited)
Capitalized tenant inducements, net	$100,860	$113,640

Amortization of the tenant inducement was $4,260 and $4,260 for the three months ended September 30, 2019 and 2018, respectively, and $12,780 and $7,100 for the nine months ended September 30, 2019 and 2018, respectively.

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to each property’s transferability, use and other common rights typically associated with property ownership.

Property Acquisitions

2019 Acquisitions

The Ashley Plaza Property

On August 30, 2019, the Company completed its acquisition of the Ashley Plaza Property, a 160,356 square foot retail property located in Goldsboro, North Carolina, through a wholly owned subsidiary. The Ashley Plaza Property, built in 1977 and fully renovated in 2018, was 98 percent leased as of September 30, 2019 and is anchored by Hobby Lobby, Harbor Freight and Ashley Home Store. The purchase price for the Ashley Plaza Property was $15,200,000 paid through a combination of cash provided by the Company, the incurrence of new mortgage debt and funds from a line of credit, short term. The Company’s total investment, including $204,300 of loan issuance costs, was $15,885,444. The Company paid $357,823 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

The Clemson Best Western Hotel Property

On September 27, 2019, the Company completed its acquisition of the Clemson Best Western Hotel Property, a 148 room hotel on 5.92 acres located in Clemson, South Carolina, through a wholly owned subsidiary. The Clemson Best Western Hotel Property was built in 1982 and substantially renovated in 2016 and 2017. The purchase price for the Clemson Best Western Hotel Property was $9,750,000 paid through a combination of cash provided by the Company, the incurrence of new mortgage debt and funds from a line of credit, short term. The Company’s total investment, including $269,254 of loan issuance costs, was $10,786,782. The Company paid $578,953 of acquisition, closing costs and lease buy-out fees, which were capitalized and added to the tangible assets acquired.

The following summarizes the consideration paid and the fair values of the assets acquired and liabilities created or assumed in conjunction with the acquisitions described above, along with a description of the methods used to determine fair value. Asset values presented include allocated acquisition and closing costs.

	Clemson Best Western Property	Ashley Plaza Property
Fair value of assets acquired
Investment property (a)	$10,328,953	$14,199,028
Lease intangibles and other assets (b)	-	2,142,124
Restricted cash created (c)	188,575	123,321
Above market leases (b)	-	195,386
Below market leases (b)	-	(978,715)
Fair value of net assets acquired (d)	$10,517,528	$15,681,144

Purchase consideration
Consideration paid with cash (e)	$1,767,528	$3,281,144
Consideration paid with new line of credit, short term (f)	1,000,000	1,000,000
Consideration paid with new mortgage debt (g)	7,750,000	11,400,000
Total consideration (h)	$10,517,528	$15,681,144

a.	Represents the fair value of the investment property acquired which includes land, buildings, site improvements, tenant improvements and furniture, fixtures and equipment. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing and acquisition costs of $578,553 for the Clemson Best Western Property and $357,824 for the Ashley Plaza Property were allocated and added to the fair value of the tangible assets acquired.

b.	Represents the fair value of lease intangibles and other assets. Lease intangibles include leasing commissions, leases in place, above market leases, below market leases and legal and marketing costs associated with replacing existing leases.

c.	Represents deposits paid by the Company at closing for real estate tax escrows and operating and capital reserves.

d.	Represents the total fair value of assets and liabilities acquired at closing.

e.	Represents cash paid at closing and cash paid for acquisition (including intangible assets), escrows, lease buy-out fees, and closing costs paid outside of closing or directly by the Company.

f.	Represents funds received from a line of credit, short term. See Note 4, below.

g.	Issuance of new mortgage debt to fund the purchase of the properties. See Note 4, below.

i.	Represents the consideration paid for the fair value of the assets and liabilities acquired.

2018 Acquisition

The Hanover Square Property

On May 8, 2018, the Company completed its acquisition of an 84 percent interest in the Hanover Square Property through a wholly owned subsidiary. The Hanover Square Property, built in 2007, was 100 percent leased as of September 30, 2019 and is anchored by Marshalls and an Old Navy store. The purchase price for the Hanover Square Property was $12,173,000 paid through a combination of cash provided by the Company, assumed secured debt which amount was increased by additional debt and cash provided by the 16 percent noncontrolling investor. The Company’s total investment, including acquisition and closing costs, escrows and lease reserves was $12,961,557, including $122,033 of loan issuance costs and $648,120 in cash provided by a non-controlling investor.

The following summarizes the consideration paid and the fair values of assets acquired and liabilities assumed in conjunction with the acquisition described above, along with a description of the methods used to determine fair value. Asset values presented include allocated acquisition and closing costs.

Hanover Square
Fair value of assets acquired
Investment property (a)	$11,493,360
Lease intangibles and other assets (b)	1,093,057
Escrows and property reserves created or acquired (c)	300,000
Above market leases (b)	170,154
Below market leases (b)	(217,047)
Fair value of net assets acquired (d)	$12,839,524

Purchase consideration
Consideration paid with cash (e)	$3,291,404
Consideration paid with assumed mortgage debt (f)	8,527,315
Consideration paid with new mortgage debt (g)	372,685
Consideration paid by noncontrolling interest (h)	648,120
Total consideration (i)	$12,839,524

a.	Represents the fair value of the investment property acquired which includes land, buildings, site improvements, tenant improvements and furniture and fixtures. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing and acquisition costs were allocated and added to the fair value of the tangible assets acquired.

b.	Represents the fair value of lease intangibles and other assets. Lease intangibles include leasing commissions, leases in place, above market leases, below market leases and legal and marketing costs associated with replacing existing leases.

c.	Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and reserves for capital improvements. These are generally created at closing. For the Hanover Square Property, $200,000 in existing reserves were purchased at closing from the Seller as part of the loan assumption (see (f) below) and the Company funded $100,000 in additional escrows at closing.

d.	Represents the total fair value of assets and liabilities acquired at closing.

e.	Represents cash paid at closing and cash paid for acquisition (including intangible assets), escrows and closing costs paid outside of closing or directly by the Company.

f.	Assumption of mortgage debt related to the purchase of the Hanover Square Property.

g.	Issuance of new mortgage debt (an increase in the amount of the assumed mortgage) to fund the purchase of the Hanover Square Property. See mortgages payable.

h.	Represents investment of noncontrolling interest paid at closing for the Hanover Square Property.

i.	Represents the consideration paid for the fair value of the assets and liabilities acquired.

4.	Loans Payable

Mortgages Payable

The Company’s mortgages payables, net, were $51,942,387 and $33,236,397 as of September 30, 2019 and December 31, 2018, respectively.

				Balance
Property	Monthly Payment	Interest Rate	Maturity	September 30, 2019	December 31, 2018
				(unaudited)
Franklin Square	Interest only	4.70%	October 2021	$14,275,000	$14,275,000
Hampton Inn (a)	Interest only	Variable (b)	November 2020	10,600,000	10,600,000
Hanover Square (c)	$51,993	4.90%	December 2027	8,642,520	8,772,562

Ashley Plaza (d)	Interest only	3.75%	September 2029	11,400,000	-

Clemson Best Western (e)	Interest only	Variable	October 2022	7,750,000	-

Unamortized issuance costs, net				(725,133)	(411,165)
Total mortgages payable, net				$51,942,387	$33,236,397

(a)	Certain of the Company’s obligation under the mortgage loan for the Hampton Inn Property to complete a property improvement plan (PIP) are guaranteed by individual members of the Manager and by an individual member of the noncontrolling owner. This guarantee is irrevocable and unconditional and requires the PIP work to be completed on schedule and free of all liens. As of September 30, 2019, the PIP was substantially complete.

(b)	The mortgage loan for the Hampton Inn Property bears interest at a variable rate based on LIBOR with a minimum rate of 6.1 percent. The interest rate payable is the USD LIBOR one-month rate plus 5 percent. As of September 30, 2019 and December 31, 2018, the rate in effect for the Hampton Inn Property mortgage was 7.125 percent and 7.50 percent, respectively.

(c)	The mortgage loan for the Hanover Square Property bears interest at a fixed rate of 4.9 percent until January 2023, when the interest rate adjusts to a new fixed rate which will be determined by adding 3.10 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.9 percent. The fixed monthly payment includes principal and interest. The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 to 1.00 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of September 30, 2019, the Company believes that it is complaint with these covenants.

(d)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and is interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment will be $52,795 for the remaining term of the loan, which will include interest at the fixed rate, and principal, based on a thirty year amortization schedule.

(e)	The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of September 30, 2019, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent.

For the Franklin Square Property mortgage payable, interest expense was $171,458 and $171,458 for the three months ended September 30, 2019 and 2018, respectively, and $508,783 and $508,784 for the nine months ended September 30, 2019 and 2018, respectively. Amortization of capitalized issuance costs was $4,638 and $4,638 for the three months ended September 30, 2019 and 2018, respectively, and $13,914 and $13,914 for the nine months ended September 30, 2019 and 2018, respectively. Interest accrued as of September 30, 2019 and December 31, 2018 was $55,910 and $57,774, respectively. As of September 30, 2019 and December 31, 2018, accumulated amortization of capitalized issuance costs was $44,835 and $30,921, respectively.

For the Hampton Inn Property mortgage payable, interest expense (before considering the impact of the offsetting payments from the interest rate protection transaction (see note below) was $196,432 and $190,726 for the three months ended September 30, 2019 and 2018, respectively, and $597,281 and $557,236 for the nine months ended September 30, 2019 and 2018, respectively. Payments received from the interest rate protection transaction (see note below) were recorded as a reduction of interest expense and were $10,122 and $3,386 for the three months ended September 30, 2019 and 2018, respectively, and $38,057 and $3,386 for the nine months ended September 30, 2019 and 2018, respectively. Amortization of capitalized issuance costs was $34,890 and $34,890 for the three months ended September 30, 2019 and 2018, respectively and $104,670 and $104,670 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018 accumulated amortization of capitalized issuance costs was $267,491 and $162,821, respectively.

For the Hanover Square Property mortgage payable, interest expense was $106,067 and $104,844 for the three months ended September 30, 2019 and 2018, respectively, and $320,012 and $167,762 for the nine months ended September 30, 2019 and 2018, respectively. Amortization of capitalized issuance costs was $3,183 and $3,183 for the three months ended September 30, 2019 and 2018, respectively and $9,549 and $5,305 for the nine months ended September 30, 2019 and 2018, respectively. Interest accrued as of September 30, 2019 and December 31, 2018 was $34,114 and $0, respectively. As of September 30, 2019 and December 31, 2018, accumulated amortization of capitalized issuance costs was $18,037 and $8,488, respectively.

For the Ashley Plaza Property mortgage payable, interest expense was $38,000 and $0 for the three months ended September 30, 2019 and 2018, respectively, and $38,000 and $0 for the nine months ended September 30, 2019 and 2018, respectively. Amortization of capitalized issuance costs was $1,453 and $0 for the three months ended September 30, 2019 and 2018, respectively and $1,453 and $0 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, accumulated amortization of capitalized issuance costs was $1,453 and $0 respectively.

For the Clemson Best Western Property mortgage payable, interest expense was $13,853 and $0 for the three months ended September 30, 2019 and 2018, respectively, and $13,853 and $0 for the nine months ended September 30, 2019 and 2018, respectively.

Other interest expense was $8,266 and $379 for the three months ended September 30, 2019 and 2018, respectively, and $15,493 and $40,002 for the nine months ended September 30, 2019 and 2018, respectively. Other interest expense includes interest paid on the line of credit, short term and on the notes payable and related party notes payable, short term (see notes, below).

Interest rate protection transactions

The Hampton Inn Property

On November 3, 2017, the Company entered into an interest rate protection transaction to limit the Company’s exposure to increases in interest rates on the variable rate mortgage loan on the Hampton Inn Property. Under this agreement, the Company’s interest rate exposure is capped at 7 percent if USD 1-Month LIBOR BBA exceeds 2 percent. USD 1-Month LIBOR was 2.016 percent and 2.520 percent as of September 30, 2019 and December 31, 2018, respectively. In accordance with the guidance on derivatives and hedging, the Company records all derivatives on the balance sheet at fair value. As of September 30, 2019 and December 31, 2018, respectively, the fair value of the interest rate protection transaction was $7,129 and $126,797. The Company reports changes in the fair value of the derivative as a decrease (increase) in fair value-interest rate cap on its consolidated statements of operations.

Beginning in July 2018, the USD 1-Month LIBOR BBA rate exceeded two percent and remained in excess of two percent on each subsequent monthly valuation date from July 2018 through September 30, 2019. For the three months ended September 30, 2019 and 2018, respectively, the Company received $10,122 and $3,386 in payments under the Interest Rate Protection Transaction and for the nine months ended September 30, 2019 and 2018, respectively, the Company received $38,057 and $3,386 in payments under the Interest Rate Protection Transaction. All payments were recorded as a reduction to interest expense.

The Clemson Best Western Property

On September 27, 2019, the Company entered into an interest rate protection transaction to limit the Company’s exposure to increases in interest rates on the variable rate mortgage loan on the Clemson Best Western Property. Under this agreement, the Company’s interest rate exposure is capped at 8.4 percent if USD 1-Month LIBOR BBA exceeds 3.5 percent. USD 1-Month LIBOR was 2.016 percent and 2.520 percent as of September 30, 2019 and December 31, 2018, respectively. In accordance with the guidance on derivatives and hedging, the Company records all derivatives on the balance sheet at fair value. As of September 30, 2019 and December 31, 2018, respectively, the fair value of the interest rate protection transaction was $1,364 and $0. The Company reports changes in the fair value of the derivative as a decrease (increase) in fair value-interest rate cap on its consolidated statements of operations.

Line of credit, short term

As of September 30, 2019, the Company had a line of credit, short term outstanding in the principal amount of $2,000,000. The line of credit, short term was established on August 21, 2019 to provide short term funding for the Company’s acquisition of the Ashley Plaza Property and the Clemson Best Western Property (see note on 2019 acquisitions, above). On August 29, 2019, the Company received $1,000,000 in funding from the line of credit, short term, to fund a portion of its acquisition of the Ashley Plaza Property. On September 26, 2019, the Company received $1,000,000 to fund a portion of its acquisition of the Clemson Best Western Property. The Company paid $30,000 of loan fees, which were recorded as capitalized issuance costs, which are presented as a direct reduction of the associated debt. The line of credit, short term, has a six month term and matures on February 21, 2020.

The line of credit, short term, bears interest at a variable rate calculated at 250 basis points over USD 1-Month LIBOR as published in the Wall Street Journal. The rate adjusts on the first day of each month during which the loan is outstanding. As of September 30, 2019, the rate in effect for the line of credit, short term, was 4.724 percent. On October 1, 2019 the rate in effect adjusted to 4.516 percent. Interest expense includes amortization of the capitalized issuance costs using the straight-line method, which approximates to the effective interest method, over the six-month term of the loan.

For the line of credit, short term, interest expense was $4,856 and $0 for the three months ended September 30, 2019 and 2018, respectively, and $4,856 and $0 for the nine months ended September 30, 2019 and 2018, respectively. Interest accrued as of September 30, 2019 and December 31, 2018 was $4,856 and $0, respectively. Amortization of capitalized issuance costs was $5,000 and $0 for the three months ended September 30, 2019 and 2018, respectively and $5,000 and $0 for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, accumulated amortization of capitalized issuance costs was $5,000 and $0 respectively.

As of December 31, 2018, the Company had no line of credit, short term outstanding.

Note payable and related party notes payable, short term

As of September 30, 2019 and December 31, 2018, the Company had a related party note payable, short term, outstanding in the principal amount of $183,000 (see related party transactions, below) and $0, respectively. This note was issued on September 30, 2019 to fund a portion of the Company’s acquisition of the Brookfield Center Property, which closed on October 3, 2019 (see Note 10, below). The note is due on demand and bears interest at a rate of 5 percent annually.

During the three and nine months ended September 30, 2018, the Company repaid a short term note payable in the principal amount of $0 and $1,500,000, respectively. In addition, during the three and nine months ended September 30, 2018, the Company repaid related party notes payable, short term, to five related parties totaling $0 and $677,538, respectively.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of September 30, 2019 (unaudited) are as follows:

	Mortgages Payable	Line of Credit, Short Term	Total
For the remaining three months ending December 31, 2019	$50,319	$-	$50,319
2020	10,849,696	2,000,000	12,849,696
2021	14,692,388	-	14,692,388
2022	8,186,108	-	8,186,108
2023	455,682	-	455,682
Thereafter	18,433,327	-	18,433,327
Total Maturities	$52,667,520	$2,000,000	$54,667,520
Less unamortized issuance costs	(725,133)	(25,000)	(750,133)
Mortgages payable, net	$51,942,387	$1,975,000	$53,917,387

5.	Rentals under Operating Leases

Future minimum rentals (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding Common Area Maintenance and other expense pass-throughs, as of September 30, 2019 (unaudited) are as follows:

For the remaining three months ending December 31, 2019	$1,115,208
2020	4,181,624
2021	3,893,616
2022	2,812,525
2023	1,996,815
Thereafter	6,307,461
Total minimum rents	$20,307,249

6.	Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 shares of common stock, $0.01 par value per share ("Common Shares"), and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 97.30% and 94.89% interest in the Operating Partnership as of September 30, 2019 and December 31, 2018, respectively. Limited partners in the Operating Partnership who have held their units for one year or longer have the right to redeem their common units for cash or, at the REIT’s option, Common Shares at a ratio of one common unit for one common share. Under the Agreement of Limited Partnership, distributions to unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per unit as dividends per share are paid to the REIT’s holders of Common Shares.

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

On May 8, 2019, the Company issued and sold 1,666,667 Common Shares at an offering price of $4.80 per share. Net proceeds from the issuance totaled $7,222,501, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and legal fees. On May 21, 2019, the company issued and sold 227,062 Common Shares at an offering price of $4.80 per share, pursuant to its underwriter’s over-allotment option related to the May 8, 2019 offering. Net proceeds from the issuance totaled $991,807, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions. On May 31, 2019, the Company issued and sold 270,833 shares pursuant to a private placement at an offering price of $4.80 per share. Net proceeds from the issuance totaled $1,183,998, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and legal fees. During the three and nine months ended September 30, 2019, the Company also incurred $116,632 and $887,465, respectively, in offering costs, including legal, accounting, advisory and other professional fees.

As of September 30, 2019 and December 31, 2018 there were 4,625,144 and 2,446,582 common units of the Operating Partnership outstanding with the REIT owning 4,500,144 and 2,321,582, respectively, of these common units. As of September 30, 2019 and December 31, 2018, there were 4,500,144 and 2,321,582 Common Shares of the REIT outstanding. As of September 30, 2019 and December 31, 2018, there were 125,000 common units of the Operating Partnership that were eligible for conversion to the Company’s Common Shares.

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

On July 18, 2019, the Company’s Board of Directors approved a grant of 14,000 Common Shares to the Company’s five independent directors. The effective date of the grants was July 18, 2019. The Common Shares granted vest immediately and are unrestricted. However, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the Common Shares vest immediately, the fair value of the grants, or $61,600, was recorded to expense on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

As of September 30, 2019, there are 140,000 shares available for issuance under the Plan.

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net loss attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of September 30, 2019 and December 31, 2018, all of the Operating Partnership’s 125,000 common units outstanding were eligible to be converted, on a one-to-one basis, into Common Shares. The Operating Partnership’s common units have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's earnings per common share are determined as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Basic and diluted shares outstanding
Weighted average Common Shares – basic	4,497,585	1,995,582	3,410,847	1,983,791
Effect of conversion of operating partnership units	125,000	-	125,000	-
Weighted average common shares – diluted	4,622,585	1,995,582	3,535,847	1,983,791

Calculation of earnings per share – basic and diluted
Net loss attributable to common shareholders	$(606,206)	$(373,512)	$(2,351,840)	$(1,324,474)
Weighted average Common Shares – basic and diluted	4,497,585	1,995,582	3,410,847	1,983,791
Earnings per share – basic and diluted	$(0.13)	$(0.19)	$(0.69)	$(0.67)

Dividends and Distributions

During the three months ended September 30, 2019, a dividend was paid on July 17, 2019 to common shareholders of record on July 12, 2019. During the nine months ended September 30, 2019, a dividend was paid on May 28, 2019 payable to common shareholders of record on May 24, 2019, in addition to the dividend paid on July 18, 2019. During the three months ended September 30, 2018, a dividend was declared on July 12, 2018 payable to common shareholders of record on July 12, 2018. During the nine months ended September 30, 2018, dividends were declared on July 12, 2018 and April 2, 2018 payable to common shareholders of record on April 5, 2018. Dividends and distributions to noncontrolling interests paid during the three months and nine months ended September 30, 2019 and 2018, respectively, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Common shareholders (dividends)	$785,103	$349,255	$1,522,810	$697,039
Hanover Square Property noncontrolling interest (distribution)	12,000	-	40,000	-
Hampton Inn Property noncontrolling interest (distribution)	-	36,000	-	36,000
Operating Partnership unit holders (distributions)	21,875	21,875	43,750	43,750
Total dividends and distributions	$818,978	$407,130	$1,606,560	$776,789

7.	Commitments and Contingencies

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic which represented 100 percent of the total annualized base revenues of the properties in its portfolio as of September 30, 2019. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center property depends on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Occupancy rates and hotel revenues for the Company’s Hampton Inn Property are highest in October, due to a local event that generates significant demand, and generally greater in the second and third quarters than in the first quarter and in November and December. Occupancy rates and hotel revenues for the Company’s Clemson Best Western Property are highest in the spring and fall months, due to sporting events at Clemson University. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to meet cash requirements.

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

For the three months ended September 30, 2019 and 2018, respectively, the Company incurred $137,742 and $90,947 in asset management fees, and for the nine months ended September 30, 2019 and 2018, the Company incurred $345,438 and $253,606, in asset management fees, respectively. Asset management fees are recorded on the Company’s consolidated statements of operations as either (i) retail center property operating expenses, (ii) hotel property operating expenses or (iii) legal, accounting and other professional fees, depending on the basis on which the asset management fee is determined.

The Manager also receives an acquisition fee of 2.0% of the purchase price plus transaction costs, for each property acquired or investment made on the Company’s behalf at the closing of the acquisition of such property or investment, in consideration for the Manager’s assistance in effectuating such acquisition. Acquisition fees are allocated and added to the fair value of the tangible assets acquired. Repayment of funds advanced are recorded as a reduction in outstanding accounts payable and accrued liabilities. For the three and nine months ended September 30, 2019, the Company incurred and paid $512,171 in acquisition fees associated with the Ashley Plaza Property and Clemson Best Western Property transactions. During the three months ended September 30, 2018, the Company incurred and paid $0 in acquisition fees. During the nine months ended September 30, 2018, the Company incurred and paid $252,451 in acquisition fees associated with the Hanover Square Property transaction.

The Manager will be entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in this offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to this offering, and (B) 7%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period. For purposes of calculating the incentive fee during the first years after completion of this offering, adjusted funds from operations (“AFFO”) will be determined by annualizing the applicable period following completion of this offering. AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. The Company further adjusts funds from operations (“FFO”) for certain items that are not added to net income in the National Association of Real Estate Investment Trusts’ (NAREIT) definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on real estate investments). No incentive fees were earned or paid during the three and nine months ended September 30, 2019 or 2018.

In addition to the asset management fees paid to the Manager, during the nine months ended September 30, 2019 and 2018, respectively, the Company repaid the Manager $0 and $236,026 for funds advanced by the Manager on behalf of the Company. No such repayments were recorded during the three months ended September 30, 2019 and 2018, respectively.

On September 30, 2019, the Company entered into a related party note payable, short term with the Manager by which the Manager provided $183,000 to fund a portion of the Company’s acquisition of the Brookfield Center Property which closed on October 3, 2019 (see subsequent events, below). The note is due on demand and bears interest at a rate of 5 percent annually.

Hampton Inn Property

The tenants in common owners of the Hampton Inn Property have entered into lease with the Hampton Inn TRS for the Hampton Inn Property. Under the lease, the Hampton Inn TRS, under a hotel management agreement with Marshall Properties, operates the property and pays rent to the tenants in common owners. Base rent and percentage rent are payable under the lease, as follows:

	Period	Annual Rent	Percentage Rent
Year 1	November, 2017 – October, 2018	$866,834	6% of Gross Revenue
Years 2 and 3	November, 2018 – October, 2020	$866,834	10% of Gross Revenue
Years 4 and 5	November, 2020 – October, 2022	$946,834	10% of Gross Revenue

During the three months ending September 30, 2019 and 2018 the Hampton Inn TRS incurred $301,406 and $269,020, respectively, in rent to the tenants in common owners and during the nine months ending September 30, 2019 and 2018 the Hampton Inn TRS incurred $881,666 and $813,356, respectively in rent to the tenants in common owners. As of September 30, 2019 and December 31, 2018 accrued but unpaid rent was $420,023 and $119,556. All material balances and transactions between the two entities have been eliminated in the consolidated financial statements.

As of September 30, 2019 and 2018, respectively, the Company had $945,000 and $0 in short-term advances outstanding to the tenants in common owners to fund costs associated with the property improvement plan. These loans will be repaid with funds from the escrow held by the lender and by cash flow from the Hampton Inn Property. These intercompany balances have been eliminated in the consolidated financial statements.

Clemson Best Western Property

The wholly owned subsidiary that owns the Clemson Best Western Property has entered into lease with the wholly owned Clemson Best Western TRS for the Clemson Best Western Property. Under the lease, the Clemson Best Western TRS, under a hotel management agreement with Marshall Properties, operates the property and pays rent to the owning entity. Base rent and percentage rent are payable under the lease, as follows:

	Period	Annual Rent	Percentage Rent
Years 1 through 3	October, 2019 – September, 2021	$787,188	16% of Gross Revenue
Years 4 and 5	October, 2022 – September, 2024	$847,188	16% of Gross Revenue

During the three months ending September 30, 2019 and 2018 the Clemson Best Western TRS incurred $11,305 and $0, respectively, in rent and during the nine months ending September 30, 2019 and 2018 the Hampton Inn TRS incurred $11,305 and $0, respectively in rent. As of September 30, 2019 and December 31, 2018 accrued but unpaid rent was $11,305 and $0. All material balances and transactions between the two entities have been eliminated in the consolidated financial statements.

Other related parties

The Company pays Shockoe Properties, LLC, a subsidiary of Dodson Properties, an entity in which one of the owners of the Manager holds a 6.32 percent interest, an annual property management fee of up to 3 percent of the monthly gross revenues of the Franklin Square Property and the Hanover Square Properties. These fees are paid in arrears on a monthly basis. During the three months ended September 30, 2019 and 2018, the Company paid Shockoe Properties, LLC property management fees of $31,128 and $22,987, respectively and during the nine months ended September 30, 2019 and 2018, the Company paid Shockoe Properties, LLC property management fees of $84,429 and $62,188, respectively.

9.	Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. As of September 30, 2019, The Company had the following reportable segments:  retail center properties and hotel properties. During the periods presented, there have been no material intersegment transactions.

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

The following table presents property operating revenues, expenses and NOI by product type:

	For the three months ended September 30,
	Hotel property		Retail center properties		Total
	2019	2018	2019	2018	2019	2018
Revenues	$862,975	$871,870	$1,044,590	$840,235	$1,907,565	$1,712,105
Operating expenses	718,920	637,383	285,694	226,136	1,004,614	863,519
Net operating income	$144,055	$234,487	$758,896	$614,099	$902,951	$848,586

	For the nine months ended September 30,
	Hotel property		Retail center properties		Total
	2019	2018	2019	2018	2019	2018
Revenues	$2,331,410	$2,720,512	$2,827,731	$2,001,759	$5,159,141	$4,722,271
Operating expenses	1,917,654	1,938,546	805,251	670,391	2,722,905	2,608,937
Net operating income	$413,756	$781,966	$2,022,480	$1,331,368	$2,436,236	$2,113,334

10.	Subsequent Events

As of November 5, 2019, the following events have occurred subsequent to the September 30, 2019 effective date of the consolidated financial statements:

On October 3, 2019, the Company closed on its acquisition of the Brookfield Center Property, a 64,884 square foot flex-industrial property in Greenville, South Carolina, for a purchase price of $6,700,000, exclusive of closing costs.

On October 21, 2019, the Company declared its third quarter dividend of $0.175 per share of common stock payable on or about December 4, 2019 to holders of the Company’s common stock on November 13, 2019.

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

Company Overview

Medalist Diversified REIT Inc. is a Maryland corporation formed on September 28, 2015. Beginning with our taxable year ended December 31, 2017, we believe that we have operated in a manner qualifying us as a real estate investment trust (“REIT”), and we have elected to be taxed as a REIT for federal income tax purposes. Our company serves as the general partner of Medalist Diversified Holdings, LP which was formed as a Delaware limited partnership on September 29, 2015.

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

 As of September 30, 2019, our company owned and operated five investment properties, the Shops at Franklin Square (the “Franklin Square Property”), a 134,239 square foot retail property located in Gastonia, North Carolina, the Greensboro Hampton Inn (the “Hampton Inn Property”) a hotel with 125 rooms on 2.162 acres in Greensboro, North Carolina, the Hanover North Shopping Center (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 160,356 square foot retail property located in Goldsboro, North Carolina and the Clemson Best Western University Inn (the “Clemson Best Western Property”), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina. As of September 30, 2019, we owned 64 percent of the Hampton Inn Property as a tenant in common with a noncontrolling owner which owned the remaining 36 percent interest. The tenants in common lease the Hampton Inn Property to a taxable REIT subsidiary that is also owned 64 percent by us and 36 percent by the noncontrolling owner. As of September 30, 2019, we owned 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owned the remaining 16 percent interest.

In addition to the five investment properties our company owned as of September 30, 2019, we closed on the acquisition of our sixth investment property, the Brookfield Center Property, on October 3, 2019. The Brookfield Center Property is a flex/industrial property with 64,884 leasable square feet located in Greenville, South Carolina.

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

On May 8, 2019, our company issued and sold 1,666,667 shares of common stock at an offering price of $4.80 per share. Net proceeds from the issuance totaled $7,222,501, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and reimbursable legal fees and other expenses. On May 21, 2019, our company issued and sold 227,062 shares of common stock at an offering price of $4.80 per share, pursuant to its underwriter’s over-allotment option related to the May 8, 2019 offering. Net proceeds from the issuance totaled $991,807, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions. On May 31, 2019, our company issued and sold 270,833 shares of common stock pursuant to a private placement at an offering price of $4.80 per share. Net proceeds from the issuance totaled $1,183,998, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and reimbursable legal fees. During the three and nine months ended September 30, 2019, our company also incurred $116,632 and $887,465 respectively, in offering costs, including legal, accounting, advisory and other professional fees.

On August 31, 2018, our company’s Board of Directors approved a grant of 80,000 shares of our common stock to two employees of the Manager who also serve as directors of our company and a grant of 6,000 shares of our common stock to our company’s three independent directors. The shares were granted under our company’s 2018 Equity Incentive Plan (the “Plan”). The effective date of the grants was December 4, 2018, the date on which the registration of the Plan shares was effective. The shares vested immediately, but, pursuant to lock-up agreements executed in connection with our May 8, 2019 common stock issuance, the holders of these shares are restricted from selling any of their shares of our common stock for a period of six months. Specifically, the sale of any shares held by our directors is restricted for six months following the effective date of the registration statement, or until November 8, 2019. In addition, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the shares vest immediately, the fair value of the grants, or $790,340, was recorded to expense on the effective date of the grant. The fair value of the grants was determined by the market price of our company’s common stock on the effective date of the grant.

On July 18, 2019, our company’s Board of Directors approved a grant of 14,000 shares of our common stock to our company’s five independent directors. The effective date of the grants was July 18, 2019. The shares granted vest immediately and are unrestricted. However, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the shares vest immediately, the fair value of the grants, or $61,600, was recorded to expense on the effective date of the grant. The fair value of the grants was determined by the market price of our company’s common stock on the effective date of the grant.

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

On May 10, 2018, we entered into a lease with Altitude Trampoline Park, or Altitude, a national tenant, for 30,000 square feet of rentable space. Altitude’s occupancy commenced in November 2018 and rent commenced on August 1, 2019. On October 18, 2018, we entered into a lease with Allen Tate, Inc. for 4,156 square feet. Allan Tate’s occupancy commenced on December 1, 2018, and rent commenced on March 1, 2019. Allen Tate’s and Altitude’s occupancy brought the Franklin Square Property’s occupancy rate to 92.4 percent as of September 30, 2019.

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

Our company is obligated under the mortgage loan for the Hampton Inn Property to complete a property improvement plan (the “Property Improvement Plan”) which includes exterior and interior renovations and replacement of furniture and fixtures. Our company has entered into a series of contracts for this work with a total estimated cost of $2,913,453 and work commenced in July, 2018. These costs have been and will be partially funded by $2,206,099 of funds held in escrow by the mortgage holder, with the remainder being funded by our company and the noncontrolling owner. As of September 30, 2019, we estimate that the remaining costs to be incurred associated with this work is $120,465, a portion of which will be funded by the remaining escrow balance of $82,693, as of September 30, 2019.

2018 Acquisition

Hanover North Shopping Center

On May 8, 2018, we completed our acquisition of an undivided 84 percent tenant-in-common interest in the Hanover Square Property through a wholly owned subsidiary. The contract purchase price for the Hanover Square Property was $12,173,000. We acquired the Hanover Square Property with $3,291,404 in cash, $648,120 in cash from an unaffiliated tenant-in-common noncontrolling owner, and the assumption of a secured loan of approximately $8,527,315 from Langley Federal Credit Union, which amount was increased by an additional $372,685. The Hanover Square Property is located in Mechanicsville, Virginia and consists of approximately 73,440 square feet of improvements located on an 8.766 acre parcel of land and a contiguous, undeveloped parcel of land totaling 0.864 acres. As of September 30, 2019, the Hanover Square Property was 100 percent leased.

2019 Acquisitions through September 30, 2019

The Ashley Plaza Property

On August 30, 2019, our company completed its acquisition of the Ashley Plaza Property, a 160,356 square foot retail property located in Goldsboro, North Carolina, through a wholly owned subsidiary. The Ashley Plaza Property, built in 1977 and fully renovated in 2018, was 98 percent leased as of September 30, 2019 and is anchored by Hobby Lobby, Harbor Freight and Ashley Home Store. The purchase price for the Ashley Plaza Property was $15,200,000 paid through a combination of cash provided by our company, the incurrence of new mortgage debt and funds from a line of credit, short term. Our company’s total investment, including acquisition and closing costs, escrows and lease reserves was $15,885,444, including $204,300 of loan issuance costs.

The Clemson Best Western Property

On September 27, 2019, our company completed its acquisition of the Clemson Best Western Property, a 148 room hotel on 5.92 acres located in Clemson, South Carolina, through a wholly owned subsidiary. The Clemson Best Western Property was built in 1982 and substantially renovated in 2016 and 2017. The purchase price for the Clemson Best Western Property was $9,750,000 paid through a combination of cash provided by our company, the incurrence of new mortgage debt and funds from a line of credit, short term. Our total investment, including acquisition and closing costs, escrows and lease reserves was $10,786,782, including $269,254 of loan issuance costs.

Financing Activities

Our company financed its acquisitions of its investment properties through mortgages, as follows:

				Balance
	Monthly	Interest		Balance – September 30,
Property	Payment	Rate	Maturity	2019	2018
Franklin Square	Interest only	4.70%	October 2021	$14,275,000	$14,275,000
Hampton Inn (a)	Interest only	Variable	November 2020	10,600,000	10,600,000
Hanover Square (b)	$51,993	4.90%	December 2027	8,642,520	8,815,924
Ashley Plaza (c)	Interest only	3.75%	September 2029	11,400,000	-
Clemson Best Western (d)	Interest only	Variable	October 2029	7,750,000	-

(a)	The mortgage loan for the Hampton Inn Property bears interest at a variable rate based on LIBOR with a minimum rate of 6.1 percent. The interest rate payable is the USD LIBOR one-month rate plus 5 percent. As of September 30, 2019 and 2018, respectively, the rates in effect for the Hampton Inn Property mortgage loan were 7.125 percent and 7.50 percent.

(b)	As part of its acquisition of the Hanover Square Property, our company assumed a secured loan of $8,527,315 and incurred additional mortgage debt from the same lender of $372,685. The mortgage loan for the Hanover Square Property matures on December 1, 2027 and requires monthly payments of principal, on a 25-year amortization schedule, and interest during the term. The mortgage loan for the Hanover Square Property will bear interest at 4.90 percent through January 1, 2023, at which time the interest rate will be adjusted to the daily average yield on US Treasury securities adjusted to a constant maturity of five years, plus 3.10 percent with an interest rate floor of 4.90 percent. The fixed monthly payment includes principal and interest.

(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and is interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment will be $52,795 for the remaining term of the loan, which will include interest at the fixed rate, and principal, based on a thirty year amortization schedule.

(d)	The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of September 30, 2019, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent.

On November 3, 2017, our company entered into an Interest Rate Protection Transaction to limit our company’s exposure to increases in interest rates on the variable rate mortgage loan on the Hampton Inn Property. Under this agreement, our company’s interest rate exposure is capped at 7 percent if USD 1-Month LIBOR BBA exceeds 2 percent. As of September 30, 2019 and 2018, USD 1-Month LIBOR was 2.016 percent and 2.256 percent, respectively. In accordance with the guidance on derivatives and hedging, our company records all derivatives on the balance sheet at fair value. Our company reports the changes in the fair value of the derivative as an increase (decrease) in fair value-interest rate cap on its consolidated statement of operations.

Beginning in July 2018, the USD 1-Month LIBOR BBA rate exceeded two percent and remained in excess of two percent on each subsequent monthly valuation date from July 2018 through September 30, 2019. For the three months ended September 30, 2019 and 2018, respectively, we received $10,122 and $3,386 in payments under the Interest Rate Protection Transaction and for the nine months ended September 30, 2019 and 2018, respectively, we received $38,057 and $3,386 in payments under the Interest Rate Protection Transaction. All payments were recorded as a reduction to interest expense.

On September 29, 2019, our company entered into an interest rate protection transaction to limit our company’s exposure to increases in interest rates on the variable rate mortgage loan on the Clemson Best Western Property. Under this agreement, our company’s interest rate exposure is capped at 8.4 percent if USD 1-Month LIBOR BBA exceeds 3.5 percent. USD 1-Month LIBOR was 2.016 percent as of September 30, 2019. In accordance with the guidance on derivatives and hedging, our company records all derivatives on the balance sheet at fair value. As of September 30, 2019, the fair value of the interest rate protection transaction was $1,364 and $0. Our company reports changes in the fair value of the derivative as a decrease (increase) in fair value-interest rate cap on its consolidated statements of operations.

As of September 30, 2019, our company had a line of credit, short term outstanding in the principal amount of $2,000,000. The line of credit, short term was established on August 21, 2019 to provide short term funding for our company’s acquisition of the Ashley Plaza Property and the Clemson Best Western Property. On August 29, 2019, our company received $1,000,000 in funding from the line of credit, short term, to fund a portion of its acquisition of the Ashley Plaza Property. On September 26, 2019, our company received $1,000,000 to fund a portion of its acquisition of the Clemson Best Western Property. Our company paid $30,000 of loan fees, which were recorded as capitalized issuance costs, which are presented as a direct reduction of the associated debt.

The line of credit, short term, bears interest at a variable rate calculated at 250 basis points over USD 1-Month LIBOR as published in the Wall Street Journal. The rate adjusts on the first day of each month during which the loan is outstanding. As of September 30, 2019, the rate in effect for the line of credit, short term, was 4.724 percent. On October 1, 2019 the rate in effect adjusted to 4.516 percent. Interest expense includes amortization of the capitalized issuance costs using the straight-line method, which approximates to the effective interest method, over the six-month term of the loan.

As of September 30, 2019 and 2018, our company had a related party note payable, short term, outstanding in the principal amount of $183,000 and $0, respectively. This note was issued on September 30, 2019 to fund a portion of our company’s acquisition of the Brookfield Center Property, which closed on October 3, 2019. The note is due on demand and bears interest at a rate of 5 percent annually. In addition, during the three and nine months ended September 30, 2018, our company repaid related party notes payable, short term, totaling $0 and $677,538 respectively. These short term notes to five related parties were issued on November 3, 2017 to fund a portion of the purchase price of the Hampton Inn Property.

As of September 30, 2019 and 2018, our company had no notes payable, short term, outstanding. During the three and nine months ended September 30, 2018, our company repaid short term notes payable in the principal amount of $0 and $1,500,000, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2019, we have no off-balance sheet arrangements.

Summary of Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex or significant judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, “Summary of Significant Accounting Policies,” of our Consolidated Financial Statements. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

Our company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective on January 1, 2019 (see Recent Accounting Pronouncements in Note 2, “Summary of Significant Accounting Polices,” of our Consolidated Financial Statements). This adoption did not have a material impact on our company’s recognition of revenues from either its retail properties or its hotel property.

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

REIT Status

We are a Maryland corporation that has elected to be treated, for U.S. federal income tax purposes, as a REIT. We elected to be taxed as a REIT under the Code for the year ended December 31, 2017 and have not revoked such election. A REIT is a corporate entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90 percent of its adjusted taxable income to stockholders. As a REIT, we generally will not be subject to corporate level federal income tax on our taxable income if we annually distribute 100 percent of our taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to regular federal and state corporate income taxes and may not be able to elect to qualify as a REIT for four subsequent taxable years. Our qualification as a REIT requires management to exercise significant judgment and consideration with respect to operational matters and accounting treatment. Therefore, we believe our REIT status is a critical accounting estimate.

Liquidity and Capital Resources

Our business model is intended to drive growth through acquisitions. Access to the capital markets is an important factor for our continued success. We expect to continue to issue equity in our company, with proceeds being used to acquire additional investment properties.

Our liquidity needs are primarily to fund (i) operating expenses and cash dividends; (ii) property acquisitions; (iii) deposits and fees associated with long-term debt financing for our properties; (iv) recurring capital expenditures; (v) debt repayments; (vi) payment of principal of, and interest on, outstanding indebtedness; and (vii) corporate and administrative costs.

 Internal liquidity will be provided solely by the rental receipts from our real properties. The only external liquidity source we have currently identified is our ongoing efforts to raise capital by the issuance of shares of common or preferred stock.

Cash Flows

At September 30, 2019, our consolidated cash on hand totaled $2,573,087 compared to consolidated cash on hand of $646,971 at September 30, 2018. Cash from operating activities, investing activities and financing activities for the nine months ended September 30, 2019 and 2018 are as follows:

Operating Activities

During the nine months ended September 30, 2019, our financial results include the impact of owning the Franklin Square Property, the Hampton Inn Property and the Hanover Square Property for the full nine months, as well as Ashley Plaza for one month and the Clemson Best Western Property for a partial month. During the nine months ended September 30, 2018, our company owned and operated the Franklin Square Property and the Hampton Inn Property for the full nine months and the Hanover Square Property for five months.

During the nine months ended September 30, 2019 our cash used in operating activities was $86,272 compared to cash used in operating activities of $15,193 for the nine months ended September 30, 2018, an increase of cash used in operating activities of $71,079. For the nine months ended September 30, 2019, this increase was largely driven by a $373,240 decrease in the net operating income from our Hampton Inn Property resulting from reduced occupancy from the impact of the Property Improvement Plan.

Investing Activities

During the nine months ended September 30, 2019, our cash used in investing activities was $27,448,591 compared to cash used in investing activities of $4,630,655 during the nine months ended September 30, 2018, an increase in cash used in investing activities of $22,817,936. During the nine months ended September 30, 2019, cash used in investing activities included $25,488,071 used for investment property acquisitions (the Ashley Plaza Property and the Clemson Best Western Property, including tangible and intangible assets recorded as part of the Ashley Plaza Property acquisition), $626,650 in advance deposits for furniture and fixtures related to the Property Improvement Plan for the Hampton Inn Property, and $1,333,870 in capital expenditures, consisting of $1,190,637 in interior and exterior construction costs and furniture, fixtures and equipment for the Property Improvement Plan for the Hampton Inn Property, $71,934 in tenant improvements and leasing commissions for the Franklin Square Property and $71,299 in equipment for the Hampton Inn Property.

During the nine months ended September 30, 2018, cash used in investing activities included the acquisition of the Hanover Square Property, payment of leasing commissions for the Franklin Square Property and initial expenditures for the Hampton Inn Property’s Property Improvement Plan.

Non-cash investing activities for the nine months ended September 30, 2019 that did not affect our cash used in investing activities were $1,050,397, representing advance deposits made for Hanover Square Property furniture, fixtures and equipment that was expended and transferred to investment properties, and $398,705, representing deposits and other payments made for investment property acquisitions prior to the closing of the acquisition that, upon closing, were transferred to investment properties. There were no non-cash investing activities during the nine months ended September 30, 2018.

Financing Activities

During the nine months ended September 30, 2019, our cash provided by financing activities was $27,621,885 compared to cash provided by financing activities of $5,310,737 during the nine months ended September 30, 2018, an increase in cash provided by financing activities of $22,311,148. During the nine months ended September 30, 2019, we generated net proceeds, after offering costs, from our stock issuances of $8,510,841. Additionally, we incurred new mortgage debt (in connection with our acquisition of the Ashley Plaza Property and Clemson Best Western Property) of $18,694,646 (net of capitalized loan issuance costs, including the acquisition cost for the interest rate cap), we generated funds from a line of credit, short term, net, in the amount of $1,970,000 (net of capitalized loan issuance costs) and we issued a new related party note payable, short term in the amount of $183,000. We also paid dividends and distributions of $1,606,560 and repaid mortgage debt principal associated with the Hanover Square Property of $130,042.

During the nine months ended September 30, 2018, our company generated net proceeds, after offering costs, from its common stock issuances, of $7,450,368. Additionally, we repaid short term notes payable of $2,177,538, paid dividends of $776,789, incurred new mortgage debt associated with the Hanover Square Property of $250,652 (net of capitalized loan issuance costs), in addition to the assumed mortgage debt of $8,527,315, and repaid mortgage debt principal associated with the Hanover Square Property of $84,076. We also generated $648,120 from the investment of noncontrolling interests associated with the acquisition of the Hanover Square Property.

Non-cash financing activities that did not affect our cash provided by financing activities were $0 for the nine months ended September 30, 2019 and $8,527,315, representing a mortgage payable assumed for the acquisition of the Hanover Square Property, for the nine months ended September 30, 2018.

Future Liquidity Needs

Liquidity for general operating needs and our company’s investment properties is provided solely by the rental receipts from those properties. Liquidity for growth (acquisition of new investment properties) will be provided by additional equity issuances, net of issuance costs.

Results of Operations

Nine months ended September 30, 2019

Total Revenue

Total revenue was $5,159,141 for the nine months ended September 30, 2019, consisting of $1,694,506 in revenues from the Franklin Square Property, $987,109 in revenues from the Hanover Square Property, $146,116 in revenue from the Ashley Plaza Property, $2,315,413 in revenues from the Hampton Inn Property and $15,997 in revenues from the Clemson Best Western Property. Total revenue was $4,722,271 for the nine-month period ended September 30, 2018, consisting of $1,491,072 in revenues from the Franklin Square Property, $510,687 in revenues from the Hanover Square Property and $2,720,512 in revenues from the Greensboro Hampton Inn.

Total revenues for the nine months ended September 30, 2019 increased by $436,870 over the nine months ended September 30, 2018. A decline in revenues from the Hampton Inn Property of $405,099 due to the ongoing construction related to the Property Improvement Plan and increased competition was offset by increases in retail property revenues resulting from owning and operating the Hanover Square Property for the full nine months, revenues from the Ashley Plaza Property which was acquired on August 30, 2019, and increased revenues from new leases and contractual increases in existing leases at the Franklin Square Property.

Total Operating Expenses

Total operating expenses for the nine months ended September 30, 2019 were $5,574,982, consisting of $525,246 in expenses for the Franklin Square Property, $234,891 for the Hanover Square Property, $1,906,687 for the Hampton Inn Property, $45,114 for the Ashley Plaza Property and $10,967 for the Clemson Best Western Property, $61,600 in share-based compensation expenses, $827,789 of legal, accounting and other professional fees, $207,194 in corporate general and administrative expenses and $1,755,494 in depreciation and amortization expenses.

Total operating expenses for the nine-month period ended September 30, 2018 were $4,904,217, consisting of $558,920 in expenses for the Franklin Square Property, $111,471 for the Hanover Square Property, $1,938,546 for the Greensboro Hampton Inn, $782,088 of legal, accounting and other professional fees, $36,330 of corporate general and administrative expenses, and $1,476,862 in depreciation and amortization expenses.

Total operating expenses for the nine months ended September 30, 2019 increased by $670,765 over the nine months ended September 30, 2018. This increase was a result of owning the Hanover Square Property for the full nine months ended September 30, 2019, an increase in corporate general and administrative expenses resulting from the ongoing requirements for a public company, including directors’ and officers’ liability insurance, stock exchange fees and SEC filing fees, share-based compensation expenses, and increased depreciation and amortization expenses.

Loss on Disposition of FF&E

Our company allocated and recorded a portion of the acquisition cost of the Hampton Inn Property to furniture, fixtures and equipment (“FF&E”), a component of investment properties on the consolidated balance sheet, when it acquired the Hampton Inn Property in November, 2017. As part of a property improvement plan for the Hampton Inn Property, we have replaced a significant portion of the FF&E we acquired. During the nine months ended September 30, 2019, our company recorded a loss on disposition of FF&E of $983,855 which represented the net book value of the assets that were disposed. No such losses were recorded during the nine months ended September 30, 2018.

Interest Expense

Interest expense for the nine months ended September 30, 2019 was $1,589,951. This consisted of (i) $508,783 in mortgage interest and $13,914 in amortization of loan issuance costs for the Franklin Square Property, (ii) $597,281 in mortgage interest, $104,670 in amortization of loan issuance costs and $38,057 in payments (recorded as a reduction in interest expense) from the interest rate cap transaction for the Hampton Inn Property, (iii) $320,012 in mortgage interest and $9,549 in amortization of loan issuance costs for the Hanover Square Property, (iv) $38,000 in mortgage interest and $1,453 in amortization of loan issuance costs for the Ashley Plaza Property, (v) $13,853 in mortgage interest for the Clemson Best Western Property, (vi) other interest of $15,493 and (vii) amortization of loan issuance costs for the line of credit, short term, of $5,000.

Interest expense for the nine-month period ended September 30, 2018 was $1,397,673. This consisted of (i) $508,784 in mortgage interest and $13,914 in amortization of loan issuance costs for the Franklin Square Property (ii) $560,622 in mortgage interest, $104,670 in amortization of loan issuance costs and $3,386 in payments recorded as a reduction in interest expense) from the interest rate cap transaction for the Greensboro Hampton Inn, (iii) $167,762 in mortgage interest and $5,305 in amortization of loan issuance costs for Hanover Square North and (iv) other interest of $40,002.

Total interest expense for the nine months ended September 30, 2019 increased by $192,278 over the nine months ended September 30, 2018. This increase was a result of owning the Hanover Square Property for the full nine months of the nine months ended September 30, 2019, interest rate increases on the variable rate mortgage payable for the Hampton Inn Property, and new interest expense from the Ashley Plaza Property and Clemson Best Western Property.

Other income

Other income for the nine months ended September 30, 2019 was $50,177, which represents interest income on money market balances held by our Company.

Increase (decrease) in fair value – interest rate cap

As of September 30, 2019, the fair value of the Interest Rate Protection Transaction (discussed above) for the Hampton Inn Property was $7,129, a decrease of $119,668 from the December 31, 2018 fair value, and the fair value of the Interest Rate Protection Transaction for the Clemson Best Western Property was $1,364, a decrease of $10,436 from the acquisition cost on September 27, 2019, the date of our company’s purchase of the Interest Rate Protection Transaction as part of the acquisition of the Clemson Best Western Property.

As of September 30, 2018, the fair value of the Interest Rate Protection Transaction for the Hampton Inn Property was $204,063, an increase of $120,627 over the December 31, 2017 fair value. The change in the fair value was recognized as “increase (decrease) in fair value-interest rate cap” during the nine months ended September 30, 2019 and 2018.

Net Loss

Total net loss was $3,069,574 for the nine months ended September 30, 2019, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $2,351,840. Total net loss was $1,458,992 for the nine-month period ended September 30, 2018, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $1,324,474.

Total net loss for the nine months ended September 30, 2019 increased by $1,610,582 over the nine months ended September 30, 2018, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, total net loss for the nine months ended September 30, 2019 increased by $1,027,366 over the nine months ended September 30, 2018. Increased operating income from the retail properties of $691,112 was offset by decreased operating income from the Hampton Inn Property of $373,240. Increased depreciation and amortization expense resulting from the 2019 property acquisitions (see note above), the loss on the disposition of FF&E, increased corporate general and administrative expenses and share based compensation expenses incurred during the nine months ended September 30, 2019 contributed to the increased net loss.

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

NAREIT’s December 2018 White Paper states, “FFO of a REIT includes the FFO of all consolidated properties, including consolidated, partially owned affiliates”. Additionally, since the adjustments to GAAP net income, such as depreciation and amortization, used in the reconciliation of net income (loss) to determine FFO are not allocated between shareholders and noncontrolling interests (i.e. 100 percent of depreciation and amortization are “added back” without reduction to reflect the noncontrolling owners’ interest in such items), our company believes that the appropriate starting point for the calculation is the net income (loss) before allocation to noncontrolling interests.  This allows our company to use FFO as a tool to measure the overall performance of its investment properties, as a whole, not just the portion of the investment properties controlled by Company shareholders.

Below is our company’s FFO, which is a non-GAAP measurement, for the nine months ended September 30, 2019:

Net income (loss)	$(3,069,574)
Depreciation of tangible real property assets (1)	1,044,829
Depreciation of tenant improvements (2)	186,980
Amortization of leasing commissions (3)	29,570
Amortization of tenant inducements (4)	12,780
Amortization of intangible assets (5)	494,115
Funds from operations	$(1,301,300)

(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.

(2)	Depreciation of tenant improvements, including those acquired as part of the purchase of the Franklin Square Property, Hanover Square Property and Ashley Plaza Property and those constructed during the nine months ended September 30, 2019.

(3)	Amortization of leasing commissions paid for the Franklin Square Property and the Hanover Square Property during the nine months ended September 30, 2019.

(4)	Amortization of tenant inducements paid for the Franklin Square Property during the nine months ended September 30, 2019.

(5)	Amortization of intangible assets acquired as part of the purchase of the Franklin Square Property, the Hanover Square Property and the Ashley Plaza Property, including leasing commissions, leases in place and legal and marketing costs during the nine months ended September 30, 2019.

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

Total AFFO for the nine months ended September 30, 2019 was as follows:

Funds from operations	$(1,301,300)
Amortization of above market leases (1)	165,699
Amortization of below market leases (2)	(82,143)
Straight line rent (3)	(179,529)
Capital expenditures, net of escrow reimbursements (4)	(441,404)
Decrease in fair value of interest rate cap (5)	130,104
Amortization of loan issuance costs (6)	134,586
Loss on disposition of FF&E (7)	983,855
Adjusted funds from operations (AFFO)	$(590,132)

(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets recorded as part of the purchase of the Franklin Square Property, the Hanover Square Property and the Ashley Plaza Property during the nine months ended September 30, 2019.

(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities recorded as part of the Franklin Square Property, the Hanover Square Property and the Ashley Plaza Property during the nine months ended September 30, 2019.

(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the Franklin Square Property, the Hanover Square Property and the Ashley Plaza Property during the nine months ended September 30, 2019.

(4)	Adjustment to FFO for capital expenditures made during the nine months ended September 30, 2019 for the Franklin Square Property, the Hanover Square Property and Hampton Inn Property that will not be reimbursed by property escrow accounts. During the nine months ended September 30, 2019, our company paid $1,960,520 in costs for leasing commissions, tenant inducements and tenant improvements at the Franklin Square Property and the Hanover Square Property and interior and exterior renovations and advance deposits for furniture and fixtures at the Hampton Inn Property. During the nine months ended September 30, 2019, our company received $1,519,116 in funds from property capital reserves held by the Hampton Inn Property mortgage holder.

(5)	Adjustment to FFO resulting from non-cash expenses recognized as a result of decreases in the fair value of the interest rate caps for the Hampton Inn Property and the Clemson Best Western Property during the nine months ended September 30, 2019.

(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages during the nine months ended September 30, 2019.

(7)	Adjustment to FFO for the non-cash loss recognized as a result of the disposition of FF&E at the Hampton Inn Property during the nine months ended September 30, 2019. NAREIT’s December 2018 White Paper provides guidance for the treatment of material non-cash revenues and expenses affecting their results, stating “NAREIT encourages those reporting FFO to make supplemental disclosure of all material non-cash revenues and expenses affecting their results for each period.”

Three Months Ended September 30, 2019

Total Revenue

Total revenue was $1,907,565 for the three months ended September 30, 2019, consisting of $568,071 in revenues from the Franklin Square Property, $330,403 in revenues from the Hanover Square Property, $146,116 in revenues from the Ashley Plaza Property, $846,978 in revenues from the Hampton Inn Property and $15,997 in revenues from the Clemson Best Western Property. Total revenues for the three months ended September 30, 2019 were $1,712,105, consisting of $522,494 in revenues from the Franklin Square Property, $317,741 in revenues from Hanover Square North and $871,870 in revenues from the Greensboro Hampton Inn.

Total revenues for the three months ended September 30, 2019 increased by $195,460 over the three months ended September 30, 2018. While revenues from the Hampton Inn Property declined by $24,892 due to the ongoing construction related to the Property Improvement Plan and increased competition, this was offset by increased retail center property revenues from the Franklin Square Property resulting from new leases and contractual increases in existing leases and new retail center property revenues from the Ashley Plaza Property.

Total Operating Expenses

Total operating expenses for the three months ended September 30, 2019 were $2,045,388, consisting of $166,201 in expenses for the Franklin Square Property, $74,379 for the Hanover Square Property, $45,114 for the Ashley Plaza Property, $707,953 for the Hampton Inn Property, $10,967 for the Clemson Best Western Property, $61,600 in share-based compensation expenses, $283,980 of legal, accounting and other professional fees, $68,045 in corporate general and administrative expenses and $627,149 in depreciation and amortization expenses.

Total operating expenses for the three-month period ended September 30, 2018 were $1,656,739, consisting of $156,052 in expenses for the Franklin Square Property, $70,084 for Hanover Square North, $637,383 for the Greensboro Hampton Inn, $212,373 of legal, accounting and other professional fees, $8,854 in corporate general and administrative expenses and $571,993 in depreciation and amortization expenses.

Total operating expenses for three months ended September 30, 2019 increased by $388,649 from the three months ended September 30, 2018. This increase was a result of an increase in legal, accounting and other professional fees, corporate general and administrative expenses resulting from the requirements for a public company, including directors’ and officers’ liability insurance, stock exchange fees and SEC filing fees, increased retail center property operating expenses resulting from the addition of the Ashley Plaza Property to our company’s investment properties, share-based compensation expenses, increased hotel operating expenses, some of which resulted from the addition of the Clemson Best Western Property to our company’s investment properties and increased depreciation and amortization expenses.

Interest Expense

Interest expense for the three months ended September 30, 2019 was $573,118. This consisted of (i) $171,458 in mortgage interest and $4,638 in amortization of loan issuance costs for the Franklin Square Property, (ii) $196,432 in mortgage interest, $34,890 in amortization of loan issuance costs and $10,122 in payments (recorded as a reduction in interest expense) from the interest rate cap transaction for the Hampton Inn Property, (iii) $106,067 in mortgage interest and $3,183 in amortization of loan issuance costs for the Hanover Square Property, (iv) $38,000 in mortgage interest and $1,453 in amortization of loan issuance costs for the Ashley Plaza Property, (v) $13,853 in mortgage interest expense from the Clemson Best Western Property, (vi) other interest of $8,266 and (vii) amortization of loan issuance costs for the line of credit, short term, of $5,000.

Interest expense for the three-month period ended September 30, 2018 was $510,118. This consisted of (i) $171,458 in mortgage interest and $4,638 in amortization of loan issuance costs for the Franklin Square Property (ii) $194,112 in mortgage interest, $34,890 in amortization of loan issuance costs and $3,386 in payments (recorded as a reduction in interest expense) from the interest rate cap transaction for the Greensboro Hampton Inn, (iii) $104,844 in mortgage interest and $3,183 in amortization of loan issuance costs for Hanover Square North and (iv) other interest of $379.

Total interest expense for the three months ended September 30, 2019 increased by $63,000 over the three months ended September 30, 2018. This increase was a result of the addition of the Ashley Plaza Property and Clemson Best Western Property to our company’s investment properties and interest expense on our company’s line of credit, short term.

Other income

Other income for the three months ended September 30, 2019 was $30,156, which represents interest income on money market balances held by our Company.

Increase (decrease) in fair value – interest rate cap

As of September 30, 2019, the fair value of the Interest Rate Protection Transaction (discussed above) for the Hampton Inn Property was $7,129, a decrease of $15,254 from the June 30, 2019 fair value. As of September 30, 2018, the fair value of the Interest Rate Protection Transaction for the Hampton Inn was $204,063, an increase of $16,462 over the June 30, 2018 fair value.

As of September 30, 2019, the fair value of the Interest Rate Protection Transaction (discussed above) for the Clemson Best Western Property was $1,364, a decrease of $10,436 from the acquisition cost on September 27, 2019, the date of our company’s purchase of the Interest Rate Protection Transaction as part of the acquisition of the Clemson Best Western Property.

The change in the fair values of the Interest Rate Protection Transactions was recognized as “increase (decrease) in fair value-interest rate cap” during the three months ended September 30, 2019 and 2018.

Net Loss

Total net loss was $706,475 for the three months ended September 30, 2019, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $606,206. Total net loss was $438,290 for the three-month period ended September 30, 2018, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $373,512.

Total net loss for the three months ended September 30, 2019 increased by $268,185 over the three months ended September 30, 2018, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, total net loss for the three months ended September 30, 2019 increased by $232,694 over the three months ended September 30, 2018. Increased operating income from the retail properties of $144,797 was offset by decreased operating income from the hotel properties of $90,432. Increased depreciation and amortization expense resulting from the 2019 property acquisitions (see note above), increased corporate general and administrative expenses and share based compensation expenses incurred during the three months ended September 30, 2019 contributed to the increased net loss.

Funds from Operations

Below is our company’s FFO, which is a non-GAAP measurement, for the three months ended September 30, 2019:

Net income (loss)	$(706,475)
Depreciation of tangible real property assets (1)	376,328
Depreciation of tenant improvements (2)	66,819
Amortization of leasing commissions (3)	10,106
Amortization of tenant inducements (4)	4,260
Amortization of intangible assets (5)	173,896
Funds from operations	$(75,066)

(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.

(2)	Depreciation of tenant improvements, including those acquired as part of the purchase of the Franklin Square Property, Hanover Square Property and Ashley Plaza Property and those constructed during the three months ended September 30, 2019.

(3)	Amortization of leasing commissions paid for the Franklin Square Property and the Hanover Square Property during the three months ended September 30, 2019.

(4)	Amortization of tenant inducements paid for the Franklin Square Property during the three months ended September 30, 2019.

(5)	Amortization of intangible assets acquired as part of the purchase of the Franklin Square Property, the Hanover Square Property and the Ashley Plaza Property, including leasing commissions, leases in place and legal and marketing costs.

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

Total AFFO for the three months ended September 30, 2019 was as follows:

Funds from operations	$(75,066)
Amortization of above market leases (1)	55,830
Amortization of below market leases (2)	(35,120)
Straight line rent (3)	(26,096)
Capital expenditures, net of escrow reimbursements (4)	(15,904)
Decrease in fair value of interest rate cap (5)	25,690
Amortization of loan issuance costs (6)	49,164
Adjusted funds from operations (AFFO)	$(21,502)

(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets recorded as part of the purchase of the Franklin Square Property, the Hanover Square Property and the Ashley Plaza Property during the three months ended September 30, 2019.

(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities recorded as part of the Franklin Square Property, the Hanover Square Property and the Ashley Plaza Property during the three months ended September 30, 2019.

(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the Franklin Square Property, the Hanover Square Property and the Ashley Plaza Property during the three months ended September 30, 2019.

(4)	Adjustment to FFO for capital expenditures made during the three months ended September 30, 2019 for the Franklin Square Property, the Hanover Square Property and Hampton Inn Property that will not be reimbursed by property escrow accounts. During the three months ended September 30, 2019, our company paid $458,307 in costs for leasing commissions, tenant inducements and tenant improvements at the Franklin Square Property and the Hanover Square Property and interior and exterior renovations and advance deposits for furniture and fixtures at the Hampton Inn Property. During the three months ended September 30, 2019, our company received $442,403 in funds from property capital reserves held by the Hampton Inn Property mortgage holder.

(5)	Adjustment to FFO resulting from non-cash expenses recognized as a result of decreases in the fair value of the interest rate caps for the Hampton Inn Property and the Clemson Best Western Property during the three months ended September 30, 2019.

(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages during the three months ended September 30, 2019.

(7)	Adjustment to FFO for the non-cash loss recognized as a result of the disposition of FF&E at the Hampton Inn Property during the three months ended September 30, 2019. NAREIT’s December 2018 White Paper provides guidance for the treatment of material non-cash revenues and expenses affecting their results, stating “NAREIT encourages those reporting FFO to make supplemental disclosure of all material non-cash revenues and expenses affecting their results for each period.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s principal executive officer and principal financial officer has determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of September 30, 2019.

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

Date: November 5, 2019

By:	/s/ Thomas E. Messier
Thomas E. Messier

Chief Executive Officer and Chairman of the Board
(principal executive officer, principal accounting officer and principal financial officer)

