Form 10-K
period 2019-12-31
Medalist Diversified REIT, Inc.
filed 2020-03-24
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file no: 001-38719

MEDALIST DIVERSIFIED REIT, INC.

Maryland	47-5201540
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

11 S. 12th Street, Suite 401

Richmond, Virginia 23219

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (804) 344-4435

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	MDRR	The Nasdaq Capital Market
8.0% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	MDRRP	The Nasdaq Capital Market

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

As of March 24, 2020, the registrant had 4,500,144 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

MEDALIST DIVERSIFIED REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

Overview

Medalist Diversified REIT, Inc. was formed in 2015 as a Maryland corporation, to acquire, reposition, renovate, lease and manage income-producing properties, with a primary focus on (i) commercial properties, including flex-industrial, and retail properties, (ii) multi-family residential properties and (iii) hotel properties. We invest primarily in properties across secondary and tertiary markets in the southeastern part of the United States, with a concentration in Virginia, North Carolina, South Carolina, Georgia, Florida and Alabama. Beginning with our taxable year ended December 31, 2017, we believe that we have operated in a manner qualifying us as a REIT, and we have elected to be taxed as a REIT for federal income tax purposes. We are externally managed and advised by Medalist Fund Manager, Inc., a Virginia corporation, or our Manager. Our Manager makes all investment decisions for us. Our Manager is owned fifty percent each by Mr. Bill Elliott and Mr. Tim Messier, who are co-Presidents thereof.

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

Our Portfolio

Our goal is to acquire and own, through wholly owned subsidiaries of our operating partnership, a portfolio of commercial, retail and hotel properties located primarily in the southeastern United States. We currently own six Investments comprised of three retail properties, two hotel properties and one flex/industrial property. We own 100% of the interests in our Investments, except for one hotel property of which we own 75% tenant-in-common interest in the property and one retail property of which we own 84% tenant-in-common interest in the property. For further information on properties and our tenant base, see “Item 2—Properties.”

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have Investments. As of December 31, 2019, we had the following reportable segments:  retail center properties, flex center properties and hotel properties.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at our hotels may cause quarterly fluctuations in its revenues. Occupancy rates and hotel revenues for our Hampton Inn Property are highest in April/May and October due to a local event that generates significant demand, and generally greater in the second and third quarters than in the first quarter and in November and December. Occupancy rates and hotel revenues for our Clemson Best Western Property are highest in the spring and fall months, due to sporting events at Clemson University.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have Investments. As of December 31, 2019, we had the following reportable segments: (i) retail center properties, consisting of the Franklin Square Property, an undivided 84% tenant-in-common interest in Hanover Square North and the Ashley Plaza Property; (ii) flex center properties, consisting of the Brookfield Center Property and (iii) hotel properties, consisting of an undivided 64% tenant-in-common interest in the Greensboro Hampton Inn and the Clemson Best Western Property.

Name	Type	Description
Franklin Square Property	Retail	134,239 square foot retail property located at 3940 East Franklin Boulevard in Gastonia, North Carolina 28056, on 10.293 acres, built in 2006 and 2007, that is 92.5% occupied as of December 31, 2019 and anchored by Ashley Furniture, Monkey Joe’s and Altitude.

Greensboro Hampton Inn	Hotel	Located at 7803 National Service Road, Greensboro, North Carolina, 27409. The hotel has 125 rooms, was built in 1996, is approximately 65,400 square feet and sits on 2.162 acres.

Hanover Square North	Retail	73,441 square foot retail center located at 7230 Bell Creek Road in Mechanicsville, Virginia 23111, on 9.630 acres, built in 2007, that is 96.7% occupied as of December 31, 2019 and anchored by a Marshalls store and an Old Navy store.

Ashley Plaza Property	Retail	160,356 square foot retail property located at 201–221 North Berkeley Boulevard in Goldsboro, North Carolina 27534, built in 1977, fully renovated in 2018, 98.0 percent leased as of December 31, 2019, and is anchored by Hobby Lobby, Harbor Freight, Ashley Home Store and Planet Fitness.

Clemson Best Western Property	Hotel	Located at 1310 Tiger Boulevard, Clemson, South Carolina, 29631 The Clemson Best Western Property has 148 rooms, was built in 1982, substantially renovated in 2016 and 2017, is approximately 85,300 square feet and sits on 5.92 acres.

Brookfield Center Property	Flex-industrial	64,880 square foot flex-industrial property located at 48 Brookfield Center Drive, Greenville, South Carolina 29607, built in 2007, 93.8 percent leased as of December 31, 2019, and is anchored by Gravitopia Trampoline Park and Summit Church.

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

On May 10, 2018, we entered into a lease with Altitude, a national tenant, for 30,000 square feet of rentable space. Altitude’s occupancy commenced in November, 2018 and rent will commence on August 1, 2019. On October 18, 2018, we entered into a lease with Allen Tate, Inc. for 4,156 square feet. Allen Tate’s occupancy commenced on December 1, 2018, and rent commenced on March 1, 2019. Allen Tate’s and Altitude’s occupancy brought the Franklin Square Property’s occupancy rate to 92.4 percent as of December 31, 2019.

The Franklin Square Loan was originally made on February 10, 2016 in the original principal amount of $14,275,000 and assumed by us at acquisition. The Franklin Square Loan will mature in October, 2021. The Franklin Square Loan requires monthly interest only payments during the term. The Franklin Square Loan bears interest at 4.7%. The Franklin Square Loan may be prepaid, subject to certain conditions and limitations contained in the loan documents. The Franklin Square Loan is secured by the Franklin Square Property.

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

Tenants occupying 10% or more of the rentable square footage:

Tenant	Business	Leased Square Footage	Percentage of Rentable Square Footage	Annual Rent	Lease Expiration	Renewal Options
Ashley Furniture	Retail	34,682	25.84%	$612,327	5/31/2022	5/31/2027 5/31/2032 5/31/2037 5/31/2042
Altitude Trampoline Park	Entertainment	30,000	22.35%	$270,000	7/31/2029	7/31/2034 7/31/2039 7/31/2044

Occupancy data for the five preceding years (as of December 31, unless otherwise noted):

	2019	2018	2017	2016	2015	2014
Occupancy Rate	92.4%	92.5%	71.0%	95.1%	87.7%	90.3%

Average effective annual rent per square foot for the five preceding years:

	2019	2018	2017	2016	2015	2014
Average Effective Annual Rent Per Square Foot(1)	$13.47	$11.98	$9.87	$12.86	$14.60	$14.80

(1)	Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements.

Lease expirations in the next 10 years:

	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030
Leases Expiring	5	1	3	1	4	3	-	2	-	1	-

Square Footage	12,655	4,260	38,338	4,235	9,564	18,879	-	6,190	-	30,000	-

Annual Rent (1)	$271,152	$89,460	$695,747	$95,965	$223,048	$263,554	$-	$155,273	$-	$300,000	$-

Percentage of Aggregate Annual Rent (2)	15.0%	4.9%	38.5%	5.3%	12.3%	14.6%	0%	8.6%	0%	16.6%	0%

(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.

(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the total 2019 rent.

Greensboro Hampton Inn

On November 3, 2017, we purchased an undivided 64% tenant-in-common interest in the property commonly referred to as the Greensboro Airport Hampton Inn located at 7803 National Service Road in Greensboro, North Carolina, or the Greensboro Hampton Inn. The purchase price for the Greensboro Hampton Inn was $15,100,000. The Greensboro Hampton Inn has 125 rooms, was built in 1996, is approximately 65,400 square feet and sits on 2.162 acres. In the transaction, our operating partnership acquired an undivided sixty-four percent (64%) tenant-in-common interest in the Greensboro Hampton Inn and PMI Greensboro, LLC, or PMI Greensboro, a noncontrolling owner, acquired the remaining undivided thirty-six percent (36%) tenant-in-common interest, each from Medalist Properties 8, LLC, a Delaware limited liability company and affiliate of our company.

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

The Virginia Commonwealth Bank Loan carried interest at the rate of 4.223%. The Virginia Commonwealth Bank Loan was repaid in full on January 24, 2018.

The Fund I Loan, the Fund II Loan, the Seller Loan, the K&R Loan and the Fund I-B Loan were repaid in full on January 31, 2018. The Fund I Loan, the Fund II Loan, the K&R Loan and the Fund I-B Loan were issued at interest rates of 5%, and the Seller Loan was an interest free loan.

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

On January 1, 2020, we effected a transaction by which PMI Greensboro exchanged (i) approximately 7.55% of its tenant in common interest in the Greensboro Hampton Inn for the settlement of $867,000 in advances made by our company to the Greensboro Hampton Inn; and (ii) approximately 3.45% of its tenant in common interest in the Greensboro Hampton Inn for 93,580 OP Units. As a result of this transaction, our company’s tenant-in-common interest in the Greensboro Hampton Inn increased from 64% to 75%, and PMI Greensboro’s tenant in common interest decreased from 36% to 25%.

The hotel is a five-story building totaling approximately 65,400 square feet, with 125 guestrooms. The building is cast in place reinforced concrete upper level flooring supported by reinforced concrete columns bearing on spread footings and piers. The ground level floor is a concrete slab-on-grade. The exterior walls are frame with brick veneer with synthetic stucco exterior elements. Carpeting covers common area corridor and guestroom flooring with ceramic tiles in restrooms and guest services lobby, business center and breakfast/lounge area. Flat rubber membrane roof covers the building. The parking area comprises 138 spaces, including 6 ADA accessible stalls. Perimeter sidewalks are concrete.

The Greensboro Hampton Inn average occupancy rate, average daily rate, or ADR and RevPAR for the past five years are as follows:

Period	Average Occupancy Rate	ADR	RevPAR
Year Ended December 31, 2019	58.60%	$117.31	$68.74

Year Ended December 31, 2018	67.62%	$117.83	$79.71

Year Ended December 31, 2017	70.10%	$115.24	$80.77

Year Ended December 31, 2016	70.08%	$114.80	$80.45

Year Ended December 31, 2015	73.61%	$108.53	$79.89

Year Ended December 31, 2014	79.41%	$103.83	$82.46

Hanover Square North

On May 8, 2018, we acquired an undivided 84% tenant-in-common interest in the Shops at Hanover Square North from COF North, LLC, a Virginia limited liability company. The property is comprised of (i) an approximately 73,441 square foot retail center located on 8.766 acres of land at 7230 Bell Creek Road in Mechanicsville, Virginia 23111 and (ii) a contiguous, undeveloped parcel of land totaling 0.864 acres. We refer to both parcels herein as Hanover Square North. The contract purchase price for Hanover Square North was $12,173,000. We acquired Hanover Square North with $3,291,404 in cash from us, $648,120 in cash from an unaffiliated tenant-in-common, and the assumption of a secured loan of approximately $8,527,315 from Langley Federal Credit Union, which amount was increased by an additional $372,685, or the Hanover Square North Loan. In connection with the acquisition, we paid our Manager an acquisition fee of $252,451. Our company purchased Hanover Square North as a tenant-in-common with PMI Hanover Square, LLC, an unaffiliated party. Our company acquired an 84% interest in Hanover Square North, and PMI Hanover Square, LLC owns the remaining 16% interest. The retail center forming a part of Hanover Square North was built in 2007 and, as of December 31, 2019, was 100% occupied.

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

The property is a three-lot one-floor strip retail shopping center totaling approximately 73,441 square feet of net leasable area. The building is concrete slab with floor coverings consisting of a mixture of vinyl tile and carpeting. The exterior walls are masonry with brick veneer and EIFS at front and painted concrete block sides and rear. Windows are plate glass fixed pane storefront type in aluminum frames. The roof is single-ply, mechanically fastened EPDM over rigid insulation and steel framing in a flat configuration. The parking area comprises approximately 365 spaces.

As of December 31, 2019, tenants occupying 10% or more of the rentable square footage are:

Tenant	Business	Leased Square Footage	Percentage of Rentable Square Footage	Annual Rent	Lease Expiration	Renewal Options
Old Navy	Retail	15,000	20.42%	$208,800	4/30/2022	4/30/2027
Marshall’s	Retail	28,000	38.13%	$322,000	2/28/2022	2/28/2027
						2/28/2032
						2/28/2037

Occupancy data for the five preceding years (as of December 31):

	2019	2018	2017	2016	2015	2014
Occupancy Rate	100%	97%	92%	96%	95%	95%

Average effective annual rent per square foot for the five preceding years:

	2019	2018	2017	2016	2015	2014
Average Effective Annual Rent Per Square Foot(1)	$15.31	$14.71	$15.83	$15.42	$15.31	$15.01

(1)	Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements. For the year ended December 31, 2018, we owned Hanover Square North for eight months, the period on which the average annual rent per square foot is based.

Lease expirations in the next 10 years:

	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030
Leases Expiring	2	-	6	3	1	-	-	-	-	-	-

Square Footage	5,200	-	57,900	8,401	1,940	-	-	-	-	-	-

Annual Rent (1)	$98,603	$-	$871,258	$74,993	$44,065	$-	$-	$-	$-	$-	$-

Percentage of Aggregate Annual Rent (2)	8.8%	0%	77.5%	6.7%	3.9%	0%	0%	0%	0%	0%	0%

(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.

(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the total 2019 rent.

Ashley Plaza Property

On August 30, 2019, we purchased from RCG-Goldsboro, LLC, a Georgia limited liability company, Ashley Plaza, a 160,356 square foot retail property located at 201–221 North Berkeley Boulevard in Goldsboro, North Carolina 27534, or the Ashley Plaza Property, for $15,200,000. The Ashley Plaza Property was built in 1977, fully renovated in 2018, was 98 percent leased as of December 31, 2019, and is anchored by Hobby Lobby, Harbor Freight, Ashley Home Store and Planet Fitness.

The purchase price, closing costs and acquisition fee for the Ashley Plaza Property was financed with $3,281,144 in equity, $1,000,000 in funds from a short term line of credit from Virginia Commonwealth Bank (our company paid $30,000 of loan fees, which were recorded as capitalized issuance costs and are presented as a direct reduction of the associated debt), and net mortgage loan proceeds of $11,225,700 from a senior mortgage loan made by Bank of America, N.A., or the Ashley Plaza Lender, in the original principal amount of $11,400,000, or the Ashley Plaza Senior Loan. In connection with the acquisition, we paid our Manager an acquisition fee of $309,080.

The Ashley Plaza Senior Loan will mature on September 1, 2029. The Ashley Plaza Senior Loan requires monthly interest only payments during the first 12 months of the term. For the remainder of the term, the Ashley Plaza Senior Loan requires monthly payments of principal on a 30-year amortization schedule, and interest. The Ashley Plaza Senior Loan bears interest at 3.75%. The Ashley Plaza Senior Loan may not be prepaid until June 1, 2029, subject to certain conditions and limitations contained in the loan documents. The Ashley Plaza Senior Loan is secured by the Ashley Plaza Property.

The Virginia Commonwealth Bank line of credit has a six month term, maturing on February 21, 2020 and bears interest at 2.5% plus the 30 day LIBOR rate. As of December 31, 2019, the rate in effect was 4.285%. The Virginia Commonwealth Bank line of credit requires interest payments every three months. On February 20, 2020, our company repaid the line of credit, short term in the amount of $2,000,000 plus accrued interest of $21,437. Effective on February 21, 2020, the maturity date of the line of credit, short term, our company extended the line of credit, short term for 60 days. On March 3, 2020, our company received $550,000 in funding from the line of credit, short term to fund working capital and dividend payments.

The Ashley Plaza Property consists of a single-story, main retail strip building and two pad sites, all constructed in 1977. Foundations consist of continuous, concrete spread footers. The floor is a reinforced concrete slab-on-grade. The building superstructure utilizes load bearing CMU, interior steel columns supporting steel beams and open web steel joists supporting metal decking. The exterior walls consist of exterior insulation and finishing system, ribbed and painted concrete masonry unit walls. The roof is low-sloped with a portion covered by a single play TPO roof membrane and a portion covered by tar and gravel roofing. Parking is available for five hundred and sixty-seven (567) automobiles on asphalt-paved parking areas.

Tenants occupying 10% or more of the rentable square footage:

Tenant	Business	Leased Square Footage	Percentage of Rentable Square Footage	Annual Rent	Lease Expiration	Renewal Options
Ashley Home Store	Retail	17,920	11.2%	$161,280	8/31/2028	8/31/2033 8/31/2038 8/31/2043 8/31/2048
Harbor Freight Tools	Retail	21,416	13.4%	$159,840	2/28/2029	2/28/2034 2/28/2039
Hobby Lobby	Retail	50,000	31.2%	$250,000	3/31/2029	3/31/2034 3/31/2039 3/31/2044
Planet Fitness	Fitness	20,131	12.6%	$181,179	4/30/2028	4/30/2033 4/30/2038

Occupancy data for the five preceding years (as of December 31):

	2019	2018	2017	2016	2015	2014
Occupancy Rate	98.0%	52.5%	28.7%	94.6%	95.5%	96.5%

Average effective annual rent per square foot for the five preceding years:

	2019	2018	2017	2016	2015	2014
Average Effective Annual Rent Per Square Foot(1)	$7.74	$4.60	$3.32	$3.44	$3.17	$3.14

(1)	Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements. For the year ended December 31, 2019, we owned Ashley Plaza for four months. The average annual rent per square foot is based on rents from the prior owner for period from January, 2019 through August, 2019 and on rents from our ownership period from September, 2019 through December, 2019.

Lease expirations in the next 10 years:

	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030
Leases Expiring	1	1	2	1	1	1	-	1	2	2	-

Square Footage	3,070	3,000	19,880	14,719	1,575	4,000	-	1,400	38,051	71,416	-

Annual Rent (1)	$28,532	$120,000	$188,049	$133,760	$29,925	$42,000	$-	$40,575	$350,523	$438,324	$-

Percentage of Aggregate Annual Rent (2)	2.2%	9.1%	14.3%	10.2%	2.3%	3.2%	0%	3.1%	26.7%	33.4%	0%

(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.

(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the total 2020 rent.

Clemson Best Western Hotel

On September 27, 2019, we purchased the Clemson Best Western University Inn located at 1310 Tiger Boulevard, Clemson, South Carolina 29631, or the Clemson Best Western Property, from Heri AUM, LLC, a South Carolina limited liability company, for $9,750,000. The Clemson Best Western Property has 148 rooms, was built in 1982, substantially renovated in 2016 and 2017, is approximately 85,300 square feet and sits on 5.92 acres.

The purchase price, closing costs and acquisition fee for the Clemson Best Western Property was financed with $1,767,528 in equity, $1,000,000 in funds from a short term line of credit from Virginia Commonwealth Bank, and net mortgage loan proceeds of $7,480,746 from a senior mortgage loan made by Ladder Capital Finance, LLC, or the Clemson Lender, in the original principal amount of $7,750,000, or the Clemson Senior Loan. In connection with the acquisition, we paid our Manager an acquisition fee of $203,091.

The Clemson Senior Loan has an initial 36-month term, maturing on October 6, 2022. The borrower, however, has an extension option, which if exercised, could extend the maturity date of the Clemson Senior Loan for one (1) 12-month period. The Clemson Senior Loan requires monthly interest only payments during the 36-month term. The Clemson Senior Loan bears interest at the greater of (i) 4.9% plus the 30 day LIBOR rate, and (ii) 7.15%. The Clemson Senior Loan may be prepaid, subject to certain conditions and payments. The Clemson Senior Loan is secured by the Clemson Best Western Property.

The Virginia Commonwealth Bank line of credit has a six month term, maturing on February 21, 2020 and bears interest at 2.5% plus the 30 day LIBOR rate. As of December 31, 2019, the rate in effect was 4.285%. The Virginia Commonwealth Bank line of credit requires interest payments every three months. On February 20, 2020, our company repaid the line of credit, short term in the amount of $2,000,000 plus accrued interest of $21,437. Effective on February 21, 2020, the maturity date of the line of credit, short term, our company extended the line of credit, short term for 60 days. On March 3, 2020, our company received $550,000 in funding from the line of credit, short term to fund working capital and dividend payments.

The Clemson Best Western Property is a four-story building totaling approximately 85,300 square feet, with 148 guestrooms. The building is cast in place concrete upper level flooring supported by a concrete masonry unit (CMU) superstructure bearing on continuous perimeter reinforced spread footings and interior isolated spread footings and column pads. The ground level floor is a concrete slab-on-grade. The exterior walls are CMU with faux-stone veneer and EIFS. Common area flooring consists of a combination of carpet, laminate strip, ceramic tile and vinyl tile. Guest room flooring consists of carpet, laminate and ceramic tile. The upper roof consists of standing-seam metal panels and the lower roof consists of single-ply thermoplastic polyolefin (TPO) membrane.

The parking area comprises 240 spaces, including 12 ADA accessible stalls. Perimeter sidewalks are concrete. The hotel is considered to be overall good and well-maintained condition.

The Clemson Best Western Property is operated by Marshall Hotels and Resorts.

The Clemson Best Western Property average occupancy rate, average daily rate, or ADR and RevPAR for the past five years are as follows:

Period	Average Occupancy Rate	ADR	RevPAR
Year Ended December 31, 2019	39.4%	$110.16	$43.40

Year Ended December 31, 2018	35.1%	$110.63	$38.88

Year Ended December 31, 2017	24.6%	$131.26	$32.33

Year Ended December 31, 2016	13.7%	$120.93	$16.58

Year Ended December 31, 2015	14.5%	$50.14	$7.27

Brookfield Center Property

On October 3, 2019, we purchased from Appian-Brookfield South 48, LLC, a South Carolina limited liability company, Brookfield Center, a 64,880 square foot flex-industrial property located at 48 Brookfield Center Drive, Greenville, South Carolina 29607, or the Brookfield Center Property, for $6,700,000. The Brookfield Center Property was built in 2007, was 93.8 percent leased as of December 31, 2019, and is anchored by the Gravitopia Trampoline Park and Summit Church.

The purchase price, closing costs and acquisition fee for the Brookfield Center Property was financed with $1,876,138 in equity, $263,000 in funds from a short term, related party note and net mortgage loan proceeds of $4,736,495 from a senior mortgage loan made by CIBC, Inc., or the Brookfield Center Lender, in the original principal amount of $4,850,000, or the Brookfield Center Senior Loan. In connection with the acquisition, we paid our Manager an acquisition fee of $137,000.

The Brookfield Center Senior Loan will mature on November 1, 2029. The Brookfield Center Senior Loan requires monthly interest only payments during the first 12 months of the term. For the remainder of the term, the Brookfield Center Senior Loan requires monthly payments of principal on a 30-year amortization schedule, and interest. The Brookfield Center Senior Loan bears interest at 3.90%. The Brookfield Center Senior Loan may not be prepaid until September 1, 2029, subject to certain conditions and limitations contained in the loan documents. The Brookfield Center Senior Loan is secured by the Brookfield Center Property.

We entered into related party notes, short term, with the Manager by which the Manager provided an aggregate of $263,000 to fund a portion of the Company’s acquisition of the Brookfield Center Property. The notes are due on demand and bear interest at a rate of 5 percent annually. On February 20, 2020, the Company repaid these related party notes payable, short term, as well as additional related party notes, short term, in the principal amount of $852,000 plus accrued interest of $11,710.

The Brookfield Center Property consists of a single-story building on a 7.88 acre parcel of land, and was built in 2007. The foundation consists of a concrete slab-on-grade with continuous perimeter reinforced concrete spread footings and interior isolated spread footings and column pads. The floor is a reinforced concrete slab-on-grade. The building superstructure consists of concrete tilt-up panels with steel columns and steel stud infill walls. The roof is flat and consists of a single ply thermoplastic polyolefin (TPO) membrane. Parking is available for two hundred and seventy-three (273) automobiles on asphalt-paved parking areas, including 12 ADA accessible spaces.

The property is considered to be in good overall condition and appears to have been proactively maintained.

Occupancy data for the five preceding years (as of December 31):

	2019	2018	2017	2016	2015	2014
Occupancy Rate	93.8%	93.8%	93.8%	100.0%	86.8%	80.5%

Tenants occupying 10% or more of the rentable square footage:

Tenant	Business	Leased Square Footage	Percentage of Rentable Square Footage	Annual Rent	Lease Expiration	Renewal Options
Summit Church	Religious	9,000	13.9%	$101,366	9/30/2020	(1)
S&ME	Engineering	8,582	13.2%	$96,225	8/31/2024	N/A
Gravitopia	Entertainment	35,160	54.2%	$263,715	4/30/2026	4/30/2031

(1)	Summit Church’s lease will terminate on September 30, 2020. Our company has entered into a new lease with a replacement tenant, Turning Point Church, for the 9,000 square foot space. The Turning Point Lease has a term of five years and expires on September 19, 2025.

Average effective annual rent per square foot for the five preceding years:

	2019	2018	2017	2016	2015	2014
Average Effective Annual Rent Per Square Foot (1)	$6.52	$7.86	$8.49	$6.62	$5.75	$5.48

(1)	Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements.

Lease expirations in the next 10 years:

	2020	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030
Leases Expiring	1	-	1	1	1	-	1	-	-	-	-

Square Footage	9,000	-	4,046	8,582	4,046	-	35,160	-	-	-	-

Annual Rent (1)	$101,366	$-	$40,784	$105,994	$39,971	$-	$296,986	$-	$-	$-	$-

Percentage of Aggregate Annual Rent (2)	19.6%	0%	7.9%	20.5%	7.7%	0%	57.3%	0%	0%	0%	0%

(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.

(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the total 2020 rent.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “MDRR” since November 28, 2018. Prior to that time, there was no public market for our common stock. On March 23, 2020, the closing sale price of our common stock on the Nasdaq Capital Market was $1.60. On December 31, 2019, we had 1,470 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

We intend to continue to declare quarterly distributions on our common stock. The actual amount and timing of distributions, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Internal Revenue Code of 1986, as amended, and no assurance can be given as to the amounts or timing of future distributions. As a result of the potential impact of the novel coronavirus (COVID-19) on our business, we expect that the board of directors will reconsider our current dividend policy and may take further action with respect to dividends for both our common and preferred stock, and may consider eliminating, suspending, or significantly reducing the dividends until more information regarding the effect of the virus and its duration is available.

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

During September 2018, our company issued warrants to purchase 49,890 shares of our common stock at a price of $0.001 per warrant. The proceeds were used for working capital and general corporate purposes. The warrants are exercisable from September 12, 2019 through July 8, 2021 at a price of $12.50. The warrants were issued pursuant to an exemption from registration pursuant to Section 4(a)(2) the Securities Act.

During May 2019, our company issued shares of common stock at $4.80 per share, subject to issuance costs and discounts. The proceeds were used as working capital and general corporate purposes. The warrants were issued pursuant to an exemption from registration pursuant to Section 4(a)(2) the Securities Act.

During January 2020, our company’s operating partnership issued 93,580 OP Units in exchange for tenant in common interests in the Greensboro Hampton Inn. These securities were issued pursuant to an exemption from registration pursuant to Section 4(a)(2) the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with, the consolidated financial statements and the related notes thereto of Medalist Diversified REIT, Inc. for the years ended December 31, 2019 and December 31, 2018.

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

Our company was formed to acquire, reposition, renovate, lease and manage income-producing properties, with a primary focus on (i) commercial properties, including flex-industrial, limited service hotels, and retail properties, (ii) multi-family residential properties and (iii) hotel properties in secondary and tertiary markets in the southeastern part of the United States, with an expected concentration in Virginia, North Carolina, South Carolina, Georgia, Florida and Alabama. We may also pursue, in an opportunistic manner, other real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, indirect investments in real property, such as those that may be obtained in a joint venture. While these types of investments are not intended to be a primary focus, we may make such investments in our Manager’s discretion.

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

As of December 31, 2019, our company owned and operated six investment properties, the Shops at Franklin Square (the “Franklin Square Property”), a 134,239 square foot retail property located in Gastonia, North Carolina, the Greensboro Hampton Inn (the “Hampton Inn Property”) a hotel with 125 rooms on 2.162 acres in Greensboro, North Carolina, the Hanover North Shopping Center (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 160,356 square foot retail property located in Goldsboro, North Carolina, the Clemson Best Western University Inn (the “Clemson Best Western Property”), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina and Brookfield Center (the “Brookfield Center Property”), a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina. As of December 31, 2019, we owned 64 percent of the Hampton Inn Property as a tenant in common with a noncontrolling owner which owned the remaining 36 percent interest. The tenants in common lease the Hampton Inn Property to a taxable REIT subsidiary that is also owned 64 percent by us and 36 percent by the noncontrolling owner. As of December 31, 2019, we owned 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owned the remaining 16 percent interest.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have Investments. As of December 31, 2019, we had the following reportable segments:  retail center properties, flex center properties and hotel properties.

Recent Trends and Activities

There have been several significant events during 2017, 2018 and 2019 that have impacted our company. These events are summarized below.

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

On May 8, 2019, our company issued and sold 1,666,667 shares of common stock at an offering price of $4.80 per share. Net proceeds from the issuance totaled $7,222,501, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and reimbursable legal fees and other expenses. On May 21, 2019, our company issued and sold 227,062 shares of common stock at an offering price of $4.80 per share, pursuant to its underwriter’s over-allotment option related to the May 8, 2019 offering. Net proceeds from the issuance totaled $991,807, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions. On May 31, 2019, our company issued and sold 270,833 shares of common stock pursuant to a private placement at an offering price of $4.80 per share. Net proceeds from the issuance totaled $1,183,998, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and reimbursable legal fees. During the year ended December 31, 2019, our company also incurred $970,667 respectively, in offering costs, including legal, accounting, advisory and other professional fees.

On August 31, 2018, our company’s Board of Directors approved a grant of 80,000 shares of our common stock to two employees of the Manager who also serve as directors of our company and a grant of 6,000 shares of our common stock to our company’s three independent directors. The shares were granted under our company’s 2018 Equity Incentive Plan (the “Plan”). The effective date of the grants was December 4, 2018, the date on which the registration of the Plan shares was effective. The shares vested immediately, but, pursuant to lock-up agreements executed in connection with our November 30, 2018 IPO, May 8, 2019 common stock issuance and February 19, 2020 Series A Preferred Stock issuance (see below), the holders of these shares have been and are restricted from selling any of their shares of our common stock. Specifically, the sale of any shares held by our directors was restricted for 180 days following the effective date of each of the registration statements. The effective date of our Series A Preferred Stock registration statement was February 13, 2020, so the sale of the shares will be restricted for 180 days from this date, or until August 11, 2020. In addition, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the shares vested immediately, the fair value of the grants, or $790,340, was recorded to expense on the effective date of the grant. The fair value of the grants was determined by the market price of our company’s common stock on the effective date of the grant.

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

On February 19, 2020, our Company issued and sold 200,000 shares of 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) at $23.00 per share. Net proceeds from the issuance were $4,103,500, which includes the impact of the underwriter’s discounts, selling commissions and legal, accounting and other professional fees. Our company created an escrow for $371,111 for the first year of dividends, which will be reported as restricted cash on our Company’s consolidated balance sheet. Our company also incurred $212,896 in other offering costs, including legal, accounting and other fees associated with this offering. As part of this offering, our company granted the underwriters a 45-day option to purchase up to 23,000 additional Series A Preferred Stock at the public offering price, less the underwriting discount and commissions, to cover over-allotments, if any.

2018 Acquisition

Hanover North Shopping Center

On May 8, 2018, we completed our acquisition of an undivided 84 percent tenant-in-common interest in the Hanover Square Property through a wholly owned subsidiary. The contract purchase price for the Hanover Square Property was $12,173,000. We acquired the Hanover Square Property with $3,291,404 in cash, $648,120 in cash from an unaffiliated tenant-in-common noncontrolling owner, and the assumption of a secured loan of approximately $8,527,315 from Langley Federal Credit Union, which amount was increased by an additional $372,685. The Hanover Square Property is located in Mechanicsville, Virginia and consists of approximately 73,440 square feet of improvements located on an 8.766 acre parcel of land and a contiguous, undeveloped parcel of land totaling 0.864 acres. As of December 31, 2019, the Hanover Square Property was 100 percent leased.

2019 Acquisitions

The Ashley Plaza Property

On August 30, 2019, our company completed its acquisition of the Ashley Plaza Property, a 160,356 square foot retail property located in Goldsboro, North Carolina, through a wholly owned subsidiary. The Ashley Plaza Property, built in 1977 and fully renovated in 2018, was 98 percent leased as of December 31, 2019 and is anchored by Hobby Lobby, Harbor Freight and Ashley Home Store. The purchase price for the Ashley Plaza Property was $15,200,000 paid through a combination of cash provided by our company, the incurrence of new mortgage debt and funds from a line of credit, short term. Our company’s total investment, including acquisition and closing costs, escrows and lease reserves was $15,885,444, including $204,300 of loan issuance costs. Our company paid $357,823 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

The Clemson Best Western Property

On September 27, 2019, our company completed its acquisition of the Clemson Best Western Property, a 148 room hotel on 5.92 acres located in Clemson, South Carolina, through a wholly owned subsidiary. The Clemson Best Western Property was built in 1982 and substantially renovated in 2016 and 2017. The purchase price for the Clemson Best Western Property was $9,750,000 paid through a combination of cash provided by our company, the incurrence of new mortgage debt and funds from a line of credit, short term. Our total investment, including acquisition and closing costs, escrows and lease reserves was $10,786,782, including $269,254 of loan issuance costs. Our company paid $578,953 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

The Brookfield Center Property

On October 3, 2019, our company completed its acquisition of the Brookfield Center Property, a 64,880 square foot flex-industrial property located in Greenville, South Carolina, through a wholly owned subsidiary. The Brookfield Center Property, built in 2007, was 93.8 percent leased as of December 31, 2019. Major tenants include Gravitopia Trampoline Park and Summit Church. The purchase price for the Brookfield Center Property was $6,700,000 paid through a combination of cash provided by our company, the incurrence of new mortgage debt and funds from related party notes payable, short term. Our company’s total investment, including $113,505 of loan issuance costs, was $7,102,643. Our company paid $207,957 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Financing Activities

Our company financed its acquisitions of its investment properties through mortgages, as follows:

				Balance
	Monthly	Interest		Balance – December 31,
Property	Payment	Rate	Maturity	2019	2018
Franklin Square	Interest only	4.70%	October 2021	$14,275,000	$14,275,000
Hampton Inn (a)	Interest only	Variable	November 2020	10,600,000	10,600,000
Hanover Square (b)	$51,993	4.90%	December 2027	8,642,520	8,592,195
Ashley Plaza (c)	Interest only	3.75%	September 2029	11,400,000	-
Clemson Best Western (d)	Interest only	Variable	October 2022	7,750,000	-
Brookfield Center (e)	Interest only	3.9%	November 2029	4,850,000	-

(a)	The mortgage loan for the Hampton Inn Property bears interest at a variable rate based on LIBOR with a minimum rate of 6.1 percent. The interest rate payable is the USD LIBOR one-month rate plus 5 percent. As of December 31, 2019 and 2018, respectively, the rates in effect for the Hampton Inn Property mortgage loan were 6.75 percent and 7.50 percent. The mortgage loan for the Hampton Inn property matures on November 9, 2020. However, our company has options to extend the term of the mortgage loan for two successive 12 month terms.

(b)	As part of its acquisition of the Hanover Square Property, our company assumed a secured loan of $8,527,315 and incurred additional mortgage debt from the same lender of $372,685. The mortgage loan for the Hanover Square Property matures on December 1, 2027 and requires monthly payments of principal, on a 25-year amortization schedule, and interest during the term. The mortgage loan for the Hanover Square Property will bear interest at 4.90 percent through January 1, 2023, at which time the interest rate will be adjusted to the daily average yield on US Treasury securities adjusted to a constant maturity of five years, plus 3.10 percent with an interest rate floor of 4.90 percent. The fixed monthly payment includes principal and interest.

(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and is interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment will be $52,795 for the remaining term of the loan, which will include interest at the fixed rate, and principal, based on a thirty year amortization schedule.

(d)	The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of December 31, 2019, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent.

(e)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment will be $22,876 for the remaining term of the loan, which will include interest at the fixed rate, and principal, based on a thirty year amortization schedule.

As of December 31, 2019, our company had a line of credit, short term outstanding in the principal amount of $2,000,000. The line of credit, short term was established on August 21, 2019 to provide short term funding for our company’s acquisition of the Ashley Plaza Property and the Clemson Best Western Property. On August 29, 2019, our company received $1,000,000 in funding from the line of credit, short term, to fund a portion of its acquisition of the Ashley Plaza Property. On September 26, 2019, our company received an additional $1,000,000 to fund a portion of its acquisition of the Clemson Best Western Property. Our company paid $30,000 of loan fees, which were recorded as capitalized issuance costs and are presented as a direct reduction of the associated debt.

The line of credit, short term, bears interest at a variable rate calculated at 250 basis points over USD 1-Month LIBOR as published in the Wall Street Journal. The rate adjusts on the first day of each month during which the loan is outstanding. As of December 31, 2019, the rate in effect for the line of credit, short term, was 4.285 percent. Interest expense includes amortization of the capitalized issuance costs using the straight-line method, which approximates to the effective interest method, over the six-month term of the loan.

As of December 31, 2019 and 2018, our company had related party notes payable, short term, outstanding in the principal amount of $852,000 and $0, respectively. These notes were issued on September 30, 2019 in the principal amount of $183,000 and on October 2, 2019 in the principal amount of $80,000, both to fund a portion of our company’s acquisition of the Brookfield Center Property, which closed on October 3, 2019. In addition, our company issued a related party note payable in the principal amount of $589,000 on November 29, 2019 to pay dividends and fund working capital requirements. The related party notes payable are due on demand and bear interest at a rate of 5 percent annually. On February 20, 2020, the Company repaid the related party notes payable, short term, in the principal amount of $852,000 plus accrued interest of $11,710.

In addition, during the year ended December 31, 2019 and 2018, our company repaid related party notes payable, short term, totaling $0 and $677,538 respectively. These short term notes to five related parties were issued on November 3, 2017 to fund a portion of the purchase price of the Hampton Inn Property.

On February 20, 2020, our company repaid the line of credit, short term in the amount of $2,000,000 plus accrued interest of $21,437. Effective on February 21, 2020, the maturity date of the line of credit, short term, our company extended the line of credit, short term for 60 days. On March 3, 2020, our company received $550,000 in funding from the line of credit, short term to fund working capital and dividend payments. In addition, on February 20, 2020, our company repaid the related party notes payable, short term, in the principal amount of $852,000 plus accrued interest of $11,710.

COVID-19 Impact

The negative impact on room demand for our hotel properties and consumer demand for the goods and services of our retail tenants within our portfolio stemming from the novel coronavirus (COVID-19) may be significant. We have experienced declines in hotel revenue that began in March and expect this to continue as the novel coronavirus (COVID-19) continues to spread across the country.  While intense efforts to reduce operating costs are underway, we cannot be certain as to what level of savings can be achieved overall to mitigate the material decline in hotel revenues we may experience. The impact on revenue from our retail properties and tenants remains uncertain, but we anticipate that revenue may be decreased until consumer demand for the goods and services of our retail tenants returns to levels prior to the virus outbreak. The federal government has announced its intention to provide various forms of aid to the industries negatively affected by the virus, including the hospitality industry, but we cannot be certain that such aid will be rendered or that any amount will help mitigate the material reduction in revenue we may experience.  Until such time as the virus is contained or eradicated and room demand for our hotel properties and consumer demand for the goods and services of our retail tenants returns to more customary levels, we may experience material reductions in our operating revenue.

Off-Balance Sheet Arrangements

As of December 31, 2019 and 2018, we have no off-balance sheet arrangements.

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

Revenue Recognition

Principal components of our total revenues for our retail center properties and flex center properties include base rents and tenant reimbursements. We accrue minimum (base) rent on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. Certain lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent) which we recognize when the tenants achieve the specified targets as defined in their lease agreements. We periodically review the valuation of the asset/liability resulting from the straight-line accounting treatment of our leases in light of any changes in lease terms, financial condition or other factors concerning our tenants.

For our hotel property, revenues are recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

Our company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective on January 1, 2019 (see Recent Accounting Pronouncements in Note 2, “Summary of Significant Accounting Polices,” of our Consolidated Financial Statements). This adoption did not have a material impact on our company’s recognition of revenues from either its retail center properties, flex center property or hotel properties.

Rents and Other Tenant Receivables

For our retail center and flex center properties, we record a tenant receivable for amounts due from tenants such as base rents, tenant reimbursements and other charges allowed under the lease terms. We periodically review tenant receivables for collectability and determine the need for an allowance for the uncollectible portion of accrued rents and other accounts receivable based upon customer creditworthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. We consider a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other actions per the lease.

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

Our cash flow and liquidity may be materially adversely impacted by the novel coronavirus (COVID-19) pandemic.  We have implemented a number of cost-cutting measures to reduce the impact of the reduction in revenue we may experience.  We may have to take additional measures to fund continuing operations.

Cash Flows

At December 31, 2019, our consolidated cash and restricted cash on hand totaled $2,072,190 compared to consolidated cash on hand of $4,120,796 at December 31, 2018. Cash from operating activities, investing activities and financing activities for the year ended December 31, 2019 and 2018 are as follows:

Operating Activities

During the year ended December 31, 2019, our financial results include the impact of owning the Franklin Square Property, the Hampton Inn Property and the Hanover Square Property for the full year, Ashley Plaza for approximately four months, the Clemson Best Western Property for approximately three months and the Brookfield Center Property for approximately three months. During the year ended December 31, 2018, our company owned and operated the Franklin Square Property and the Hampton Inn Property for the full year and the Hanover Square Property for eight months.

During the year ended December 31, 2019 our cash provided by operating activities was $805,689 compared to cash used in operating activities of $420,676 for the year ended December 31, 2018, an increase of cash provided by operating activities of $1,226,365. For the year ended December 31, 2019, this increase in cash provided by operating activities was largely driven by changes in working capital accounts, most significantly by a $1,162,764 increase to the change in accounts payable and accrued liabilities.

Investing Activities

During the year ended December 31, 2019, our cash used in investing activities was $34,930,405 compared to cash used in investing activities of $5,422,426 during the year ended December 31, 2018, an increase in cash used in investing activities of $29,507,979. During the year ended December 31, 2019, cash used in investing activities included $32,794,733 used for investment property acquisitions (the Ashley Plaza Property, the Clemson Best Western Property and the Brookfield Center Property, including tangible and intangible assets recorded as part of the Ashley Plaza Property and Brookfield Center Property acquisitions) and $2,135,672 in capital expenditures, consisting of $1,995,892 in interior and exterior construction costs and furniture, fixtures and equipment for the Property Improvement Plan for the Hampton Inn Property, $83,520 in tenant improvements, leasing commissions and building improvements for the Franklin Square Property, $2,598 in leasing commissions for the Hanover Square Property, $18,736 in leasing commissions for the Ashley Plaza Property, $30,066 in leasing commissions for the Brookfield Center property and $4,860 in equipment for the Clemson Best Western Property.

During the year ended December 31, 2018, cash used in investing activities included $4,012,209 for the acquisition of the Hanover Square Property, $986,470 in capital expenditures, which included payment of leasing commissions for the Franklin Square Property and initial expenditures for the Hampton Inn Property’s Property Improvement Plan and $423,747 in advance deposits for the Hampton Inn Property’s Property Improvement Plan.

Non-cash investing activities for the year ended December 31, 2019 that did not affect our cash used in investing activities were $423,747, representing advance deposits made for Hanover Square Property furniture, fixtures and equipment that was expended during the year ended December 31, 2018 and transferred to investment properties during the year ended December 31, 2019. Non-cash investing activities for the year ended December 31, 2018 that did not affect our cash used in investing activities were $137,714 in capital expenditures that were recorded but not yet paid as of December 31, 2018.

Financing Activities

During the year ended December 31, 2019, our cash provided by financing activities was $32,076,110 compared to cash provided by financing activities of $6,669,051 during the year ended December 31, 2018, an increase in cash provided by financing activities of $25,407,059. During the year ended December 31, 2019, we generated net proceeds, after offering costs, from our stock issuances of $8,427,639. Additionally, we incurred new mortgage debt (in connection with our acquisition of the Ashley Plaza Property, Clemson Best Western Property and the Brookfield Center Property) of $23,442,941 (net of capitalized loan issuance costs), we generated funds from a line of credit, short term, net, in the amount of $1,970,000 (net of capitalized loan issuance costs) and we issued related party notes payable, short term in the total amount of $852,000. We also paid dividends and distributions of $2,436,103 and repaid mortgage debt principal associated with the Hanover Square Property of $180,367.

During the year ended December 31, 2018, our company generated net proceeds, after offering costs, from its common stock issuances, of $9,289,095. Additionally, we repaid short term notes payable of $2,177,538, paid dividends of $1,213,840, incurred new mortgage debt associated with the Hanover Square Property of $250,652 (net of capitalized loan issuance costs), in addition to the assumed mortgage debt of $8,527,315 (non-cash transaction), and repaid mortgage debt principal associated with the Hanover Square Property of $127,438. We also generated $648,120 from the investment of noncontrolling interests associated with the acquisition of the Hanover Square Property.

Non-cash financing activities that did not affect our cash provided by financing activities were $0 for the year ended December 31, 2019. For the year ended December 31, 2018, non-cash financing activities were $8,527,315, representing a mortgage payable assumed for the acquisition of the Hanover Square Property and $49,890 for warrants issued.

Future Liquidity Needs

Liquidity for general operating needs and our company’s investment properties is provided solely by the rental receipts from those properties. Liquidity for growth (acquisition of new investment properties) will be provided by additional equity issuances, net of issuance costs.

Results of Operations

Revenues

Total revenue was $8,268,768 for the year ended December 31, 2019, consisting of $4,186,745 in revenues from retail center properties, $3,898,254 from hotel properties and $183,769 from the flex center property. Total revenues for the year ended December 31, 2019 increased by $1,678,817 over the year ended December 31, 2018.

Revenues from retail center properties were $4,186,745 for the year ended December 31, 2019, an increase of $1,272,963 over retail center property revenues for the year ended December 31, 2018 due to new tenant revenues from the Franklin Square Property, ownership of the Hanover Square Property for the full 12 months ended December 31, 2019, and the acquisition of the Ashley Plaza Property.

	For the year ended December 31,		Increase /
	2019	2018	(Decrease)
Retail Center Properties
Franklin Square Property	$2,303,713	$2,049,580	$254,133
Hanover Square Property	1,329,695	864,202	465,493
Ashley Plaza Property	553,337	-	553,337
	$4,186,745	$2,913,782	$1,272,963

Revenues from hotel properties were $3,898,254 for the year ended December 31, 2019, an increase of $222,085 over revenues from hotel properties for the year ended December 31, 2018. Revenues of $675,123 from the Clemson Best Western Property, which was acquired on September 27, 2019, offset a decline in revenues from the Hampton Inn Property of $453,038, resulting from increased competition in the market and the impact of construction at the hotel related to the Property Improvement Plan.

	For the year ended December 31,		Increase /
	2019	2018	(Decrease)
Hotel Properties
Hampton Inn Property	$3,223,131	$3,676,169	$(453,038)
Clemson Best Western Property	675,123	-	675,123
	$3,898,254	$3,676,169	$222,085

Revenues from the flex center property were $183,769 for the year ended December 31, 2019 resulting from the acquisition of the Brookfield Center Property on October 3, 2019.

	For the year ended December 31,		Increase /
	2019	2018	(Decrease)
Brookfield Center Property	$183,769	$-	$183,769

Operating Expenses

Total operating expenses were $9,517,088 for the year ended December 31, 2019, consisting of $1,134,718 in expenses from retail center properties, $3,156,664 in expenses from hotel properties, $55,266 in expenses from the flex center property, $61,600 in share based compensation expenses, $1,089,246 in legal, accounting and other professional fees, $261,934 in corporate general and administrative expenses, a $983,855 loss on disposition of furniture, fixtures and equipment, and $2,773,805 in depreciation and amortization.

Operating expenses for retail center properties were $1,134,718 for the year ended December 31, 2019, an increase of $158,250 over retail center property operating expenses for the year ended December 31, 2018. A decline in operating expenses for the Franklin Square property resulting from reduced legal fees, utility costs and repairs was offset by the impact of increased expenses from owning the Hanover Square Property for the full 12 months of 2019 and the acquisition of the Ashley Plaza Property.

	For the year ended December 31,		Increase /
	2019	2018	(Decrease)
Retail Center Properties
Franklin Square Property	$709,984	$758,232	$(48,248)
Hanover Square Property	311,759	218,236	93,523
Ashley Plaza Property	112,975	-	112,975
	$1,134,718	$976,468	$158,250

Operating expenses for hotel properties were $3,156,664 for the year ended December 31, 2019, an increase of $547,839 over operating expenses from hotel properties for the year ended December 31, 2018. Operating expenses of $561,522 for the Clemson Best Western Property, which was acquired on September 27, 2019, offset a slight decline in operating expenses from the Hampton Inn Property of $13,713.

	For the year ended December 31,		Increase /
	2019	2018	(Decrease)
Hotel Properties
Hampton Inn Property	$2,595,112	$2,608,825	$(13,713)
Clemson Best Western Property	561,552	-	561,552
	$3,156,664	$2,608,825	$547,839

Operating expenses from the flex center property were $55,266 for the year ended December 31, 2019 resulting from the acquisition of the Brookfield Center Property on October 3, 2019.

	For the year ended December 31,		Increase /
	2019	2018	(Decrease)
Brookfield Center Property	$55,266	$-	$55,266

Loss on Disposition of FF&E

Our company allocated and recorded a portion of the acquisition cost of the Hampton Inn Property to furniture, fixtures and equipment (“FF&E”), a component of investment properties on the consolidated balance sheet, when it acquired the Hampton Inn Property in November 2017. As part of a property improvement plan for the Hampton Inn Property, we have replaced a significant portion of the FF&E we acquired. During the year ended December 31, 2019, our company recorded a loss on disposition of FF&E of $983,855, which represented the net book value of the assets that were disposed. No such losses were recorded during the year ended December 31, 2018.

Operating Loss

Operating loss for the year ended December 31, 2019 was $1,248,320, an increase of $183,407 over the operating loss of $1,064,913 for the year ended December 31, 2018. Increased operating income from (i) the retail center properties of $1,114,713 resulting from new tenant revenues at the Franklin Square Property, owning the Hanover Square Property for the full year ended December 31, 2019 and the acquisition of the Ashley Plaza Property, (ii) the flex center property of $128,503 and (iii) the Clemson Best Western Property of $113,751, were offset by (i) decreased operating income of $439,325 from the Hampton Inn Property due to the impact of construction at the hotel from the Property Improvement Plan, (ii) increased depreciation and amortization expense resulting from the 2019 property acquisitions, (iii) the loss on the disposition of furniture, fixtures and equipment, and (iv) increased corporate general and administrative expenses.

Interest Expense

Interest expense for the year ended December 31, 2019 was as follows:

	For the year ended December 31, 2019
	Mortgage Interest Expense	Amortization of capitalized issuance costs	Interest rate protection transaction payments	Other interest expense	Total
Franklin Square	$680,241	$18,552	$-	$-	$698,793
Hanover Square	426,635	12,732	-	-	439,367
Hampton Inn	783,517	139,560	(39,161)	11,289	895,205
Ashley Plaza	147,251	5,812	-	-	153,063
Clemson Best Western	155,463	22,437	-	2,048	179,948
Brookfield Center	47,814	2,838	-	-	50,652
Line of credit, short term	-	20,000	-	26,916	46,916
Related party notes payable, short term	-	-	-	5,875	5,875
Other interest	-	-	-	2,809	2,809
Total interest expense	$2,240,921	$221,931	$(39,161)	$48,937	$2,472,628

Total interest expense for the year ended December 31, 2019 increased by $555,445 over the year ended December 31, 2018. This increase was a result of owning the Hanover Square Property for the full 12 months of the year ended December 31, 2019, and new interest expense from the Ashley Plaza Property, Clemson Best Western Property and Brookfield Center Property.

Net Loss

Total net loss was $3,804,494 for the year ended December 31, 2019, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $3,015,718. Total net loss was $2,991,153 for the year ended December 31, 2018, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $2,743,323.

Total net loss for the year ended December 31, 2019 increased by $813,341 over the year ended December 31, 2018, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, total net loss for the year ended December 31, 2019 increased by $272,395 over the year ended December 31, 2018.

The increase in net loss was a result of (i) the loss on disposition of $983,855 recognized during the year ended December 31, 2019, (ii) increased depreciation and amortization of $730,482 for the year ended December 31, 2019 resulting from the acquisition of the Ashley Plaza Property, Clemson Best Western Property and the Brookfield Center Property, and owning the Hanover Square Property for the full year ended December 31, 2019, and (iii) increased interest expense of $555,445 resulting from owning the Hanover Square Property for the full 12 months of the year ended December 31, 2019, and new interest expense from the acquisitions of the Ashley Plaza Property, Clemson Best Western Property and Brookfield Center Property during the year ended December 31, 2019.  These increased expenses were offset by decreased share based compensation expenses of $728,740 for the year ended December 31, 2019 and increased revenues of $1,678,817 for the year ended December 31, 2019 resulting from owning the Hanover Square Property for the full year ended December 31, 2019, and new interest expense from the Ashley Plaza Property, Clemson Best Western Property and Brookfield Center Property.

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

Below is our company’s FFO, which is a non-GAAP measurement, for the year ended December 31, 2019:

Net income (loss)	$(3,804,494)
Depreciation of tangible real property assets (1)	1,715,274
Depreciation of tenant improvements (2)	270,203
Amortization of leasing commissions (3)	40,067
Amortization of tenant inducements (4)	17,040
Amortization of intangible assets (5)	748,261
Loss on disposition of furniture, fixtures and equipment (6)	983,855
Funds from operations	$(29,794)

(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.

(2)	Depreciation of tenant improvements, including those (i) acquired as part of the purchase of the Franklin Square Property and Hanover Square Property and (ii) those constructed by our company subsequent to the acquisition of the properties.

(3)	Amortization of leasing commissions paid for the Franklin Square Property, Hanover Square Property, Ashley Plaza Property and Brookfield Center Property subsequent to the acquisition of the properties.

(4)	Amortization of tenant inducements paid for the Franklin Square Property during the year ended December 31, 2019.

(5)	Amortization of intangible assets acquired as part of the purchase of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property, including leasing commissions, leases in place and legal and marketing costs during the year ended December 31, 2019.

(6)	Adjustment to FFO for the non-cash loss recognized as a result of the disposition of FF&E at the Hampton Inn Property during the year ended December 31, 2019. NAREIT’s December 2018 White Paper provides guidance for the treatment of material non-cash revenues and expenses affecting their results, stating “NAREIT encourages those reporting FFO to make supplemental disclosure of all material non-cash revenues and expenses affecting their results for each period.”

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

Total AFFO for the year ended December 31, 2019 was as follows:

Funds from operations	$(29,794)
Amortization of above market leases (1)	226,251
Amortization of below market leases (2)	(140,481)
Straight line rent (3)	(195,374)
Capital expenditures (4)	(428,787)
Increase (Decrease) in fair value of interest rate cap (5)	136,558
Amortization of loan issuance costs (6)	221,931
Share-based compensation (7)	61,600
Adjusted funds from operations (AFFO)	$(148,096)

(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets recorded as part of the purchase of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the year ended December 31, 2019.

(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities recorded as part of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the year ended December 31, 2019.

(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the year ended December 31, 2019.

(4)	Adjustment to FFO for capital expenditures, including capitalized leasing commissions, tenant improvements, building and site improvements and purchases of furniture, fixtures and equipment for the Franklin Square Property, the Hanover Square Property, Hampton Inn Property and Brookfield Center Property that will not be reimbursed by property escrow accounts. During the year ended December 31, 2019, our company paid $2,135,672 in costs for leasing commissions, tenant improvements and building improvements at the Franklin Square Property, leasing commissions at the Hanover Square Property, Ashley Plaza Property and Brookfield Center Property, and interior and exterior renovations and advance deposits for furniture and fixtures at the Hampton Inn Property. During the year ended December 31, 2019, our company received $1,706,885 in funds from property capital reserves held by the Hampton Inn Property and Franklin Square Property mortgage holders.

(5)	Adjustment to FFO resulting from non-cash expenses recognized as a result of decreases in the fair value of the interest rate caps for the Hampton Inn Property and the Clemson Best Western Property during the year ended December 31, 2019.

(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages during the year ended December 31, 2019.

(7)	Adjustment to FFO resulting from non-cash expenses recorded for share based compensation.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer has concluded, as of December 31, 2019, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2020 annual stockholders’ meeting.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2020 annual stockholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2020 annual stockholders’ meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2020 annual stockholders’ meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2020 annual stockholders’ meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

MEDALIST DIVERSIFIED REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Medalist Diversified REIT, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Medalist Diversified REIT, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2017.

Richmond, VA

March 24, 2020

Medalist Diversified REIT, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2019 and 2018

	2019	2018
ASSETS
Investment properties, net	$75,791,825	$45,323,497
Cash	613,675	1,327,424
Restricted cash	1,458,515	2,793,372
Rent and other receivables, net of allowance of $8,615 and $15,194, as of December 31, 2019 and 2018, respectively	149,382	108,478
Unbilled rent	460,888	259,216
Advance deposits	-	423,747
Intangible assets, net	4,458,071	2,585,834
Other assets	306,886	285,484
Total Assets	$83,239,242	$53,107,052

LIABILITIES
Accounts payable and accrued liabilities	$1,565,145	$826,336
Intangible liabilities, net	1,277,960	439,726
Line of credit, short term, net	1,990,000	-
Related party notes payable, short term	852,000	-
Mortgages payable, net	56,700,902	33,236,397
Total Liabilities	$62,386,007	$34,502,459

EQUITY
Preferred stock, $.01 par value, 250,000,000 shares authorized, none issued and outstanding	$-	$-
Common stock, $.01 par value, 750,000,000 shares authorized, 4,500,144 and 2,321,582 shares issued and outstanding at December 31, 2019 and 2018, respectively	45,001	23,216
Additional paid-in capital	31,702,347	22,077,827
Offering costs	(2,992,357)	(1,835,291)
Accumulated deficit	(10,555,841)	(5,229,760)
Total Stockholders' Equity	18,199,150	15,035,992
Noncontrolling interests - Hampton Inn Property	1,282,782	2,009,031
Noncontrolling interests - Hanover Square Property	540,791	608,943
Noncontrolling interests - Operating Partnership	830,512	950,627
Total Equity	$20,853,235	$18,604,593
Total Liabilities and Equity	$83,239,242	$53,107,052

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2019 and 2018

	2019	2018
REVENUE
Retail center property revenues	$3,495,396	$2,372,666
Retail center property tenant reimbursements	691,349	541,116
Flex center property revenues	138,607	-
Flex center property tenant reimbursements	45,162	-
Hotel property room revenues	3,723,173	3,636,485
Hotel property other revenues	175,081	39,684
Total Revenue	$8,268,768	$6,589,951

OPERATING EXPENSES
Retail center property operating expenses	$1,134,718	$976,468
Flex center property operating expenses	55,266	-
Hotel property operating expenses	3,156,664	2,608,825
Share based compensation expenses	61,600	790,340
Legal, accounting and other professional fees	1,089,246	924,651
Corporate general and administrative expenses	261,934	119,679
Loss on impairment	-	191,578
Loss on disposition of furniture, fixtures and equipment	983,855	-
Depreciation and amortization	2,773,805	2,043,323
Total Operating Expenses	9,517,088	7,654,864
Operating Loss	(1,248,320)	(1,064,913)
Interest expense	2,472,628	1,917,183
Net Loss from Operations	(3,720,948)	(2,982,096)
Other (loss) income	(83,546)	44,094
Net Loss before Income Taxes	(3,804,494)	(2,938,002)
Income tax expense	-	53,151
Net Loss	(3,804,494)	(2,991,153)
Less: Net loss attributable to Hampton Inn Property noncontrolling interests	(726,249)	(166,314)
Less: Net loss attributable to Hanover Square Property noncontrolling interests	(8,037)	(15,177)
Less: Net loss attributable to Operating Partnership noncontrolling interests	(54,490)	(66,339)
Net Loss Attributable to Medalist Common Shareholders	$(3,015,718)	$(2,743,323)

Net loss per Medalist common share - basic and diluted	$(0.82)	$(1.39)

Weighted-average number of shares - basic and diluted	3,683,171	1,967,980

Dividends paid per common share	$0.525	$0.525

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the years ended December 31, 2019 and 2018

	Common Stock						Noncontrolling Interests
	Shares	Par Value	Additional Paid in Capital	Offering Costs	Accumulated Deficit	Total Shareholders' Equity	Hampton Inn Property	Hanover Square Property	Operating Partnership	Total Equity
Balance, December 31, 2017	1,148,002	$11,480	$11,086,897	$(912,060)	$(1,398,222)	$8,788,095	$2,211,345	$-	$1,082,591	$12,082,031

Common stock issuances	1,087,580	10,876	10,151,560	-	-	10,162,436	-	-	-	10,162,436
Share based compensation	86,000	860	789,480	-	-	790,340	-	-	-	790,340
Offering costs	-	-	-	(873,341)	-	(873,341)	-	-	-	(873,341)
Warrants issued	-	-	49,890	(49,890)	-	-	-	-	-	-
Net loss	-	-	-	-	(2,743,323)	(2,743,323)	(166,314)	(15,177)	(66,339)	(2,991,153)
Dividends and distributions	-	-	-	-	(1,088,215)	(1,088,215)	(36,000)	(24,000)	(65,625)	(1,213,840)
Non-controlling interests	-	-	-	-	-	-	-	648,120	-	648,120

Balance, December 31, 2018	2,321,582	$23,216	$22,077,827	$(1,835,291)	$(5,229,760)	$15,035,992	$2,009,031	$608,943	$950,627	$18,604,593

Common stock issuances	2,164,562	21,645	9,563,060	-	-	9,584,705	-	-	-	9,584,705
Share based compensation	14,000	140	61,460	-	-	61,600	-	-	-	61,600
Offering costs	-	-	-	(1,157,066)	-	(1,157,066)	-	-	-	(1,157,066)
Net loss	-	-	-	-	(3,015,718)	(3,015,718)	(726,249)	(8,037)	(54,490)	(3,804,494)
Dividends and distributions	-	-	-	-	(2,310,363)	(2,310,363)	-	(60,115)	(65,625)	(2,436,103)

Balance, December 31, 2019	4,500,144	$45,001	$31,702,347	$(2,992,357)	$(10,555,841)	$18,199,150	$1,282,782	$540,791	$830,512	$20,853,235

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the years ended December 31, 2019 and 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(3,804,494)	$(2,991,153)

Adjustments to reconcile consolidated net loss to
net cash provided by (used in) operating activities
Depreciation	2,025,544	1,461,630
Amortization	748,261	581,693
Loan cost amortization	221,931	166,600
Amortization of tenant inducements	17,040	11,360
Above (below) market lease amortization, net	85,770	136,370
Loss on disposition of FF&E	983,855	-
Share-based compensation	61,600	790,340
Loss on impairment	-	191,578

Changes in assets and liabilities, net of acquisitions
Rent and other receivables, net	(40,904)	13,539
Unbilled rent	(201,672)	(207,432)
Other assets	(30,051)	(151,246)
Accounts payable and accrued liabilities	738,809	(423,955)
Net cash provided by (used in) operating activities	805,689	(420,676)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment property acquisitions	(32,794,733)	(4,012,209)
Capital expenditures	(2,135,672)	(986,470)
Advance deposits	-	(423,747)
Net cash used in investing activities	(34,930,405)	(5,422,426)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(2,436,103)	(1,213,840)
Investment of noncontrolling interests	-	648,120
Proceeds from line of credit, short term	2,000,000	-
Proceeds from issuance of related party notes payable, short term	852,000	-
Repayment of notes payable and related party notes payable	-	(2,177,538)
Loan issuance costs from line of credit, short term	(30,000)	-
Proceeds from mortgages payable, net	23,442,941	250,652
Repayment of mortgages payable	(180,367)	(127,438)
Proceeds from sales of common stock, net of offering costs	8,427,639	9,289,095
Net cash provided by investing activities	32,076,110	6,669,051

(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,048,606)	825,949
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	4,120,796	3,294,847
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	2,072,190	4,120,796

CASH AND CASH EQUIVALENTS, end of period shown in consolidated balance sheets	613,675	1,327,424
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits	1,458,515	2,793,372
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the statement of cash flows	$2,072,190	$4,120,796

Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid, net of interest rate cap offsetting receipts	$2,090,886	$1,850,615

Non-cash transactions:
Transfer advance deposits to investment properties	$423,747	$-
Mortgage payable assumed for acquisition of Hanover Square Property	-	8,527,315
Warrants issued	-	49,890
Capital expeditures recorded by not yet paid	-	137,174

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of December 31, 2019, the REIT, through the Operating Partnership, owned and operated six properties, the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), the Greensboro Airport Hampton Inn, a hotel with 125 rooms on 2.162 acres in Greensboro, North Carolina (the “Hampton Inn Property”), the Shops at Hanover Square North (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 160,356 square foot retail property located in Goldsboro, North Carolina, the Clemson Best Western University Inn (the “Clemson Best Western Property”), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina and Brookfield Center, a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina (the “Brookfield Center Property”). As of December 31, 2019, the Company owned 64 percent of the Hampton Inn Property as a tenant in common with a noncontrolling owner which owns the remaining 36 percent interest. The Company owns 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owns the remaining 16 percent interest.

The use of the word “Company” refers to the REIT and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the REIT, the Operating Partnership, wholly owned limited liability corporations which own or operate the properties, and the taxable REIT subsidiaries which operate the Hampton Inn Property and the Clemson Best Western Property. As a REIT, certain tax laws limit the amount of “non-qualifying” income that Company can earn, including income derived directly from the operation of hotels. As a result, the Company and, in the case of the Hampton Inn Property, the tenant in common (“TIC”) noncontrolling owner, leases its consolidated hotel properties to taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The TRS subsidiaries are subject to income tax and are not limited as to the amount of nonqualifying income they can generate, but they are limited in terms of their value as a percentage of the total value of the Company’s assets. The TRS subsidiaries enter into agreements with a third party to manage the operations of the hotel. The Company prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). References to the consolidated financial statements and references to individual financial statements included herein, reference the consolidated financial statements or the respective individual financial statement. All material balances and transactions between the consolidated entities of the Company have been eliminated.

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

The Company did not record any impairment adjustments to its investment properties during the year ended December 31, 2019 other than the loss on disposition of furniture, fixtures and equipment. During 2018, a tenant in the Company’s Franklin Square Property was evicted. The Company determined that the carrying value of the tenant improvements associated with this lease that were recorded as part of the purchase of the Franklin Square Property should be written off. As a result, the Company recorded a loss on impairment of $50,405 for the year ended December 31, 2018.

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

The Company reviews its intangible assets for impairment whenever vents or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually. During the year ended December 31, 2019, the Company did not record any impairment adjustments to its intangible assets. During the year ended December 31, 2018, a tenant in the Company’s Franklin Square Property was evicted. The Company determined that the book value of the intangible assets associated with this lease that were recorded as part of the purchase of the Franklin Square Property should be written off. As a result, the Company recorded a loss on impairment of intangible assets of $141,173 for the year ended December 31, 2018.

Details of these deferred costs, net of amortization, arising from the Company’s purchases of the Franklin Square Property, Hanover Square Property, Ashley Plaza Property and Brookfield Center Property are as follows:

	December 31,
	2019	2018
Intangible Assets
Leasing commissions	$1,145,948	$305,646
Legal and marketing costs	122,582	95,950
Above market leases	624,285	648,409
Net leasehold asset	2,565,256	1,535,829
	$4,458,071	$2,585,834

Intangible Liabilities
Below market leases, net	$(1,277,960)	$(439,726)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the years ended December 31, 2019 and 2018, respectively, were as follows:

	For the years ended December 31,
	2019	2018
Amortization of above market leases	$(226,251)	$(214,415)
Amortization of below market leases	140,481	78,045
	$(85,770)	$(136,370)

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the years ended December 31, 2019 and 2018, respectively, were as follows:

	For the years ended December 31,
	2019	2018
Leasing commissions	$(121,150)	$(82,306)
Legal and marketing costs	(32,944)	(31,660)
Net leasehold asset	(585,518)	(467,727)
	$(739,612)	$(581,693)

As of December 31, 2019 and 2018, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $1,518,772 and $821,014, respectively.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	2020	2021	2022	2023	2024	2025-2039	Total
Intangible Assets
Leasing commissions	$180,980	$171,570	$137,213	$109,615	$91,762	$454,808	$1,145,948
Legal and marketing costs	30,215	24,949	20,085	15,160	10,094	22,079	122,582
Above market leases	221,390	214,452	121,137	33,311	7,692	26,303	624,285
Net leasehold asset	687,399	582,861	354,284	207,919	156,036	576,757	2,565,256
	$1,119,984	$993,832	$632,719	$366,005	$265,584	$1,079,947	$4,458,071

Intangible Liabilities
Below market leases, net	$(219,714)	$(207,700)	$(185,252)	$(138,780)	$(96,971)	$(429,543)	$(1,277,960)

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the years ended December 31, 2019 and 2018, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250,000. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. As of December 31, 2019, the Company had no cash accounts with balances that exceeded the FDIC limit. As of December 31, 2018, the Company held one cash account with a balance that exceeded the FDIC limit by $650,699.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of December 31, 2019 and 2018, the Company reported $101,503 and $71,022, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and other operating reserves. As of December 31, 2019 and 2018, the Company reported $882,265 and $719,588, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions furniture, fixtures and equipment, and tenant improvements. As of December 31, 2019 and 2018, the Company reported $474,747 and $2,002,762, respectively, in capital property reserves. These funds are being held in reserve, as follows:

	December 31,
Property and Purpose of Reserve	2019	2018
Hampton Inn Property - improvements	$82,693	$1,601,809
Clemson Best Western Property - improvements	50,002	-
Clemson Best Western Property - furniture, fixtures and equipment	27,226	-
Franklin Square Property - leasing costs	307,438	400,953
Brookfield Center Property - maintenance reserve	7,388	-

Revenue Recognition

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective on January 1, 2019 (see Recent Accounting Pronouncements, below). This adoption did not have a material impact on the Company’s recognition of revenues from either its retail, flex or hotel properties.

Retail and Flex Center Property Revenues

The Company recognizes minimum rents from its retail center properties (the Franklin Square, Hanover Square and Ashley Plaza properties) and flex center property (Brookfield Center) on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the consolidated balance sheet. As of December 31, 2019 and 2018, the Company reported $460,888 and $259,216, respectively, in unbilled rent.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, under the consolidated statements of operations captions "Retail center property tenant reimbursements” and “Flex center property tenant reimbursements." This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives payments for these reimbursements from substantially all its tenants on a monthly basis throughout the year.

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final. During the years ended December 31, 2019 and 2018, respectively, the Company recognized $50,498 and $120,124, respectively, in CAM reimbursement revenues.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the years ended December 31, 2019 and 2018, respectively, no such termination costs were recognized.

Hotel Property Revenues

Hotel revenues (from the Hampton Inn Property and Clemson Best Western Property) are recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.

The Hampton Inn Property and Clemson Best Western Property are required to collect certain taxes and fees from customers on behalf of government agencies and remit them back to the applicable governmental agencies on a periodic basis. The Hampton Inn Property and Clemson Best Western Property have a legal obligation to act as a collection agent. The Hampton Inn Property and Clemson Best Western Property do not retain these taxes and fees; therefore, they are not included in revenues. The Hampton Inn Property and Clemson Best Western Property record a liability when the amounts are collected and relieves the liability when payments are made to the applicable taxing authority or other appropriate governmental agency.

Hotel Property Operating Expenses

All personnel of the Hampton Inn Property and Clemson Best Western Property are directly or indirectly employees of Marshall, the hotel manager. In addition to fees and services discussed above, the Hampton Inn Property and Clemson Best Western Property reimburses Marshall for all employee related service costs, including payroll salaries and wages, payroll taxes and other employee benefits paid by Marshall on behalf of the respective property. For the Hampton Inn Property, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the year ended December 31, 2019 and 2018 were $897,421 and $845,010, respectively. For the Clemson Best Western Property, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the year ended December 31, 2019 and 2018 were $213,998 and $0, respectively. The amounts were included in hotel property operating expenses in the accompanying consolidated statements of operations.

Rent and other receivables and unbilled rent

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. Unbilled rent includes receivables attributable to recording rents on a straight-line basis. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of December 31, 2019 and 2018, the Company’s allowance for uncollectible accounts totaled $8,615 and $15,194, respectively, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables. Management determined that no additional general reserve is considered necessary as of December 31, 2019 and 2018, respectively.

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

During the year ended December 31, 2019, the REIT’s Hampton Inn TRS and Clemson Best Western Property entities generated a tax loss, so no accrual was recorded. During the year ended December 31, 2018, the REIT’s Hampton Inn TRS entity generated taxable income and an expense and accrual of $53,151 was recorded for federal and state income taxes. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it fails to qualify. If the Company loses its REIT status it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to reasonable cause and certain other conditions were satisfied.

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

Loss on Disposition of Furniture, Fixtures and Equipment

The Company allocated and recorded a portion of the acquisition cost of the Hampton Inn Property to furniture, fixtures and equipment, a component of investment properties on the consolidated balance sheet, when it acquired the Hampton Inn Property in November 2017. As part of a property improvement plan for the Hampton Inn Property, the Company replaced a significant portion of the furniture, fixtures and equipment it acquired. As a result, during the year ended December 31, 2019, the Company recorded a loss on disposition of furniture, fixtures and equipment of $983,855, which represented the net book value of the assets that were disposed. No such losses were recorded during the year ended December 31, 2018.

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

The first noncontrolling interest is in the Hampton Inn Property in which the Company owns a 64 percent tenancy in common interest through its subsidiaries and an outside party owns a 36 percent tenancy in common interest, as of December 31, 2019. In 2017, the noncontrolling owner of the Hampton Inn Property provided $2.3 million as part of the acquisition of the Hampton Inn Property. The Hampton Inn Property’s net loss is allocated to the noncontrolling ownership interest based on its 36 percent ownership. During the years ended December 31, 2019, 36 percent of the Hampton Inn’s net loss of $2,017,362, or $726,249, was allocated to the noncontrolling partnership interest. During the year ended December 31, 2018, 36 percent of the Hampton Inn’s net loss of $461,982, or $166,314, was allocated to the noncontrolling ownership interest.

The second noncontrolling interest is in the Hanover Square Property in which the Company owns an 84 percent tenancy in common interest through its subsidiary and an outside party owns a 16 percent tenancy in common interest. The Hanover Square Property’s net loss is allocated to the noncontrolling ownership interest based on its 16 percent ownership. During the year ended December 31, 2019, 16 percent of the Hanover Square Property’s net loss of $50,240 or $8,037, was allocated to the noncontrolling ownership interest. During the year ended December 31, 2018, 16 percent of the Hanover Square Property’s net loss of $94,858, or $15,177, was allocated to the noncontrolling ownership interest.

The third noncontrolling ownership interest are the units in the Operating Partnership that are not held by the REIT. In 2017, 125,000 Operating Partnership units were issued to members of the selling LLC which owned the Hampton Inn Property who elected to participate in a 721 exchange, which allows the exchange of interests in real property for shares in a real estate investment trust. These members of the selling LLC invested $1,175,000 in the Operating Partnership in exchange for 125,000 Operating Partnership units. The Operating Partnership units not held by the REIT represent 2.70 percent and 5.11 percent of the outstanding Operating Partnership units as of December 31, 2019 and 2018, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships units are issued or as units are exchanged for the Company’s $0.01 par value per share Common Stock. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net loss is allocated to the noncontrolling unit holders based on their ownership interest.

During the year ended December 31, 2019, a weighted average of 3.23 percent of the Operating Partnership’s net loss of $1,685,001, or $54,490 was allocated to the noncontrolling unit holders. During the year ended December 31, 2018, a weighted average of 5.98 percent of the Operating Partnership’s net loss of $1,108,614, or $66,339 was allocated to the noncontrolling unit holders.

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

A majority of the Company’s tenant-related revenue from its Franklin Square, Hanover Square, Ashley Plaza and Brookfield Center Properties is recognized pursuant to lease agreements and will be governed by the leasing guidance discussed below.  The Company evaluated its hotel revenues and concluded that the adoption of this standard did not impact the amount or timing of revenue recognition in its consolidated financial statements. As previously discussed, the Company completed its assessment of ASU No. 2014-09 and concluded that the guidance does not have a material impact on the Company’s method of revenue recognition or on the consolidated financial statements.

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

Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, such as accounts receivable and loans. The guidance will require that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. For public companies, the guidance is effective for interim and annual reporting periods beginning after December 15, 2019, or December 15, 2020 if they qualify as a smaller reporting company. For private companies, the guidance will be effective for periods beginning after December 15, 2022. The Company is currently evaluating the impact the adoption of the guidance will have on its consolidated financial statements and has not yet determined if it will adopt the update effective on the required effective date of January 1, 2023, or whether it will elect earlier adoption.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force). The ASU provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows in an effort to reduce diversity in practice. The standard requires a reconciliation of total cash, cash equivalents and restricted cash, such as escrows and operating property reserves and property capital reserves, in the cash flow statement or in the notes to the financial statements. This ASU was effective for public companies for annual and interim reporting periods beginning after December 15, 2017, and for private companies for periods beginning after December 15, 2018. The new standard is to be applied retrospectively for all periods presented. The Company adopted the standard as of January 1, 2019. For the year ended December 31, 2018, the retrospective application resulted in a reduction of $30,090 in net cash used in operating activities and an increase of $268,563 in net cash used in investing activities on the consolidated statements of cash flows.

In addition, for presentation purposes, the Company combined certain items included on its consolidated balance sheets as of December 31, 2018, to one restricted cash line item. Specifically, security deposits ($71,022 as of December 31, 2018), escrows and operating property reserves ($719,588 as of December 31, 2018) and property capital reserves ($2,002,762 as of December 31, 2018), all of which were previously presented separately on the Company’s December 31, 2018 consolidated balance sheets, have been combined and presented as restricted cash.

Fair Value Disclosures

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This update eliminates or modifies certain existing disclosure requirements for fair value measurements for all companies and also adds certain new disclosures for public companies. It is effective for all companies for fiscal years beginning after December 15, 2019 (including interim periods within those fiscal years). The Company will adopt ASU 2018-13 effective January 1, 2020. The changes will not have a material impact on the Company’s consolidated financial statements.

3.	Investment Properties

Investment properties consist of the following:

	December 31, 2019	December 31, 2018
Land	$13,242,593	$7,462,946
Site improvements	4,058,394	2,341,547
Buildings and improvements (a)	59,879,175	35,753,467
Furniture, fixtures and equipment (b)	2,122,317	1,733,273
Investment properties at cost (c)	79,302,479	47,291,233
Less accumulated depreciation	3,510,654	1,967,736
Investment properties, net	$75,791,825	$45,323,497

(a)	Includes tenant improvements (both those acquired at the acquisition and those constructed after the acquisition), tenant inducements, capitalized leasing commissions and other capital costs incurred post-acquisition.

(b)	As of December 31, 2019 and 2018, excludes $0 and $423,747, respectively, in pre-payments recorded as advance deposits for furniture and fixtures not yet received as part of the renovations of the Hampton Inn Property. The Company reclassifies the amounts recorded as advance deposits to a furniture and fixtures account when the assets are received or placed in service.

(c)	Excludes intangible assets and liabilities (see note, below), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $2,025,544 and $1,461,630 for the years ended December 31, 2019 and 2018, respectively.

The Company generally records depreciation of capitalized tenant improvements and amortization of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation and amortization are as follows:

	December 31, 2019	December 31, 2018
Capitalized tenant improvements, net	$165,762	$175,580
Capitalized leasing commissions, net	339,269	322,861

During the year ended December 31, 2019 and 2018, the Company recorded $31,284 and $62,340, respectively, in capitalized tenant improvements. Depreciation on capitalized tenant improvements was $41,102 and $22,850 for the year ended December 31, 2019 and 2018, respectively.

During the year ended December 31, 2019 and 2018, the Company recorded $56,475 and $305,648, respectively in capitalized leasing commissions. Amortization of capitalized leasing commissions was $40,067 and $25,075 for the year ended December 31, 2019 and 2018, respectively.

In May 2018, the Company paid $125,000 to induce a tenant in the Franklin Square Property to release a restriction in its lease that prohibited the Company from leasing space to a similar user. Capitalized tenant inducements are amortized as a reduction of rental income over the term of the respective lease. Details of these deferred costs, net of depreciation and amortization, are as follows:

	December 31, 2019	December 31, 2018
Capitalized tenant inducements, net	$96,600	$113,640

Amortization of the tenant inducement was $17,040 and $11,360 for the year ended December 31, 2019 and 2018, respectively.

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to each property’s transferability, use and other common rights typically associated with property ownership.

Property Acquisitions

2019 Acquisitions

The Ashley Plaza Property

On August 30, 2019, the Company completed its acquisition of the Ashley Plaza Property, a 160,356 square foot retail property located in Goldsboro, North Carolina, through a wholly owned subsidiary. The Ashley Plaza Property, built in 1977 and fully renovated in 2018, was 98 percent leased as of December 31, 2019 and is anchored by Hobby Lobby, Harbor Freight and Ashley Home Store. The purchase price for the Ashley Plaza Property was $15,200,000 paid through a combination of cash provided by the Company, the incurrence of new mortgage debt and funds from a line of credit, short term. The Company’s total investment, including $204,300 of loan issuance costs, was $15,885,444. The Company paid $357,823 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

The Clemson Best Western Property

On September 27, 2019, the Company completed its acquisition of the Clemson Best Western Property, a 148 room hotel on 5.92 acres located in Clemson, South Carolina, through a wholly owned subsidiary. The Clemson Best Western Property was built in 1982 and substantially renovated in 2016 and 2017. The purchase price for the Clemson Best Western Property was $9,750,000 paid through a combination of cash provided by the Company, the incurrence of new mortgage debt and funds from a line of credit, short term. The Company’s total investment, including $269,254 of loan issuance costs, was $10,786,782. The Company paid $578,953 of acquisition, closing costs and lease buy-out fees, which were capitalized and added to the tangible assets acquired.

The Brookfield Center Property

On October 3, 2019, the Company completed its acquisition of the Brookfield Center Property, a 64,880 square foot flex-industrial property located in Greenville, South Carolina, through a wholly owned subsidiary. The Brookfield Center Property, built in 2007, was 93.8 percent leased as of December 31, 2019. Major tenants include Gravitopia Trampoline Park and Summit Church. The purchase price for the Brookfield Center Property was $6,700,000 paid through a combination of cash provided by the Company, the incurrence of new mortgage debt and funds from related party notes payable, short term. The Company’s total investment, including $113,505 of loan issuance costs, was $7,102,643. The Company paid $207,957 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

The following summarizes the consideration paid and the fair values of the assets acquired and liabilities created or assumed in conjunction with the acquisitions described above, along with a description of the methods used to determine fair value. Asset values presented include allocated acquisition and closing costs.

	Brookfield Center Property	Clemson Best Western Property	Ashley Plaza Property	Total
Fair value of assets acquired
Investment property (a)	$6,407,367	$10,328,953	$14,199,028	$30,935,348
Lease intangibles and other assets (b)	493,849	-	2,142,124	2,635,973
Restricted cash created (c)	81,181	188,575	123,321	393,077
Above market leases (b)	6,741	-	195,386	202,127
Below market leases (b)	-	-	(978,715)	(978,715)
Fair value of net assets acquired (d)	$6,989,138	$10,517,528	$15,681,144	$33,187,810

Purchase consideration
Consideration paid with cash (e)	$1,876,138	$1,767,528	$3,281,144	$6,924,810
Consideration paid with new line of credit, short term (f)	-	1,000,000	1,000,000	2,000,000
Consideration paid with new related party note payable, short term (g)	263,000	-	-	263,000
Consideration paid with new mortgage debt (h)	4,850,000	7,750,000	11,400,000	24,000,000
Total consideration (i)	$6,989,138	$10,517,528	$15,681,144	$33,187,810

a.

Represents the fair value of the investment property acquired which includes land, buildings, site improvements, tenant improvements and furniture, fixtures and equipment. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing and acquisition costs of $207,957 for the Brookfield Center Property, $578,953 for the Clemson Best Western Property and $357,823 for the Ashley Plaza Property were allocated and added to the fair value of the tangible assets acquired.

b.

Represents the fair value of lease intangibles and other assets. Lease intangibles include leasing commissions, leases in place, above market leases, below market leases and legal and marketing costs associated with replacing existing leases.

c.	Represents deposits paid by the Company at closing for real estate tax escrows and operating and capital reserves.
d.	Represents the total fair value of assets and liabilities acquired at closing.
e.	Represents cash paid at closing and cash paid for acquisition (including intangible assets), escrows, lease buy-out fees, and closing costs paid outside of closing or directly by the Company.
f.	Represents funds received from a line of credit, short term. See Note 4, below.

g.	Represents funds received from related party notes payable, short term. See Note 4, below.
h.	Issuance of new mortgage debt to fund the purchase of the properties. See Note 4, below.
i.	Represents the consideration paid for the fair value of the assets and liabilities acquired.

2018 Acquisition

The Hanover Square Property

On May 8, 2018, the Company completed its acquisition of an 84 percent interest in the Hanover Square Property through a wholly owned subsidiary. The Hanover Square Property, built in 2007, was 100 percent leased as of December 31, 2019 and is anchored by Marshalls and an Old Navy store. The purchase price for the Hanover Square Property was $12,173,000 paid through a combination of cash provided by the Company, assumed secured debt which amount was increased by additional debt and cash provided by the 16 percent noncontrolling investor. The Company’s total investment, including acquisition and closing costs, escrows and lease reserves was $12,961,557, including $122,033 of loan issuance costs and $648,120 in cash provided by a non-controlling investor.

The following summarizes the consideration paid and the fair values of assets acquired and liabilities assumed in conjunction with the acquisition described above, along with a description of the methods used to determine fair value. Asset values presented include allocated acquisition and closing costs.

Hanover Square
Fair value of assets acquired
Investment property (a)	$11,493,360
Lease intangibles and other assets (b)	1,093,057
Escrows and property reserves created or acquired (c)	300,000
Above market leases (b)	170,154
Below market leases (b)	(217,047)
Fair value of net assets acquired (d)	$12,839,524

Purchase consideration
Consideration paid with cash (e)	$3,291,404
Consideration paid with assumed mortgage debt (f)	8,527,315
Consideration paid with new mortgage debt (g)	372,685
Consideration paid by noncontrolling interest (h)	648,120
Total consideration (i)	$12,839,524

(a)	Represents the fair value of the investment property acquired which includes land, buildings, site improvements, tenant improvements and furniture and fixtures. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing and acquisition costs were allocated and added to the fair value of the tangible assets acquired.

(b)	Represents the fair value of lease intangibles and other assets. Lease intangibles include leasing commissions, leases in place, above market leases, below market leases and legal and marketing costs associated with replacing existing leases.

(c)	Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and reserves for capital improvements. These are generally created at closing. For the Hanover Square Property, $200,000 in existing reserves were purchased at closing from the Seller as part of the loan assumption (see (f) below) and the Company funded $100,000 in additional escrows at closing.

(d)	Represents the total fair value of assets and liabilities acquired at closing.

(e)	Represents cash paid at closing and cash paid for acquisition (including intangible assets), escrows and closing costs paid outside of closing or directly by the Company.

(f)	Assumption of mortgage debt related to the purchase of the Hanover Square Property.

(g)	Issuance of new mortgage debt (an increase in the amount of the assumed mortgage) to fund the purchase of the Hanover Square Property. See mortgages payable.

(h)	Represents investment of noncontrolling interest paid at closing for the Hanover Square Property.

(i)	Represents the consideration paid for the fair value of the assets and liabilities acquired.

4.	Loans Payable

Mortgages Payable

The Company’s mortgages payables, net, consists of the following:

				Balance
Property	Monthly Payment	Interest Rate	Maturity	December 31, 2019	December 31, 2018
Franklin Square	Interest only	4.70%	October 2021	$14,275,000	$14,275,000
Hampton Inn (a)	Interest only	Variable (b)	November 2020	10,600,000	10,600,000
Hanover Square (c)	$51,993	4.90%	December 2027	8,592,195	8,772,562
Ashley Plaza (d)	Interest only	3.75%	September 2029	11,400,000	-
Clemson Best Western (e)	Interest only	Variable	October 2022	7,750,000	-
Brookfield Center (f)	Interest only	3.90%	November 2029	4,850,000	-
Unamortized issuance costs, net				(766,293)	(411,165)
Total mortgages payable, net				$56,700,902	$33,236,397

(a)	Certain of the Company’s obligation under the mortgage loan for the Hampton Inn Property to complete a property improvement plan (PIP) are guaranteed by individual members of the Manager and by an individual member of the noncontrolling owner. This guarantee is irrevocable and unconditional and requires the PIP work to be completed on schedule and free of all liens. As of December 31, 2019, the PIP was substantially complete.

(b)	The mortgage loan for the Hampton Inn Property bears interest at a variable rate based on LIBOR with a minimum rate of 6.1 percent. The interest rate payable is the USD LIBOR one-month rate plus 5 percent. As of December 31, 2019 and 2018, the rate in effect for the Hampton Inn Property mortgage was 6.75 percent and 7.50 percent, respectively. The mortgage loan for the Hampton Inn property matures on November 9, 2020. However, the Company has options to extend the term of the mortgage loan for two successive 12 month terms.

(c)	The mortgage loan for the Hanover Square Property bears interest at a fixed rate of 4.9 percent until January 2023, when the interest rate adjusts to a new fixed rate which will be determined by adding 3.10 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.9 percent. The fixed monthly payment includes principal and interest. The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 to 1.00 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of December 31, 2019 and 2018, respectively, the Company believes that it is complaint with these covenants.

(d)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and is interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment will be $52,795 for the remaining term of the loan, which will include interest at the fixed rate, and principal, based on a thirty year amortization schedule.

(e)	The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of December 31, 2019, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent.

(f)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment will be $22,876 for the remaining term of the loan, which will include interest at the fixed rate, and principal, based on a thirty year amortization schedule.

Line of credit, short term and note payable, short term

As of December 31, 2019, the Company had a line of credit, short term outstanding in the principal amount of $2,000,000. The line of credit, short term, was established on August 21, 2019 to provide short term funding for the Company’s acquisition of the Ashley Plaza Property and the Clemson Best Western Property (see note on 2019 acquisitions, above). On August 29, 2019, the Company received $1,000,000 in funding from the line of credit, short term, to fund a portion of its acquisition of the Ashley Plaza Property. On September 26, 2019, the Company received an additional $1,000,000 to fund a portion of its acquisition of the Clemson Best Western Property. The Company paid $30,000 of loan fees, which were recorded as capitalized issuance costs, which are presented as a direct reduction of the associated debt. The line of credit, short term, has a six month term and matures on February 21, 2020.

The line of credit, short term, bears interest at a variable rate calculated at 250 basis points over USD 1-Month LIBOR as published in the Wall Street Journal. The rate adjusts on the first day of each month during which the loan is outstanding. As of December 31, 2019, the rate in effect for the line of credit, short term, was 4.285 percent. Interest expense includes amortization of the capitalized issuance costs using the straight-line method, which approximates to the effective interest method, over the six-month term of the loan.

As of December 31, 2018, the Company had no line of credit, short term outstanding.

During the year ended December 31, 2018, the Company repaid a note payable, short term in the principal amount of $1,500,000. In addition, the Company accrued and paid $27,485 in interest and fees related to the note payable, short term, all of which was recorded as interest, during the year ended December 31, 2018.

Related party notes payable, short term

As of December 31, 2019, the Company had related party notes payable, short term, outstanding in the principal amount of $852,000 (see related party transactions, below). These notes were issued on September 30, 2019 in the principal amount of $183,000 and on October 2, 2019 in the principal amount of $80,000, both to fund a portion of the Company’s acquisition of the Brookfield Center Property, which closed on October 3, 2019. In addition, the Company issued a related party note payable in the principal amount of $589,000 on November 29, 2019 to fund dividends and working capital requirements. The related party notes payable are due on demand and bear interest at a rate of 5 percent annually.

As of December 31, 2018, the Company had no related party notes payable, short term, outstanding. During the year ended December 31, 2018, the Company repaid related party notes payable, short term, to five related parties totaling $677,538. In addition, the Company accrued and paid $9,200 in interest related to the related party notes payable, short term during the year ended December 31, 2018.

Interest expense – loans payable

Interest expense, including amortization of capitalized issuance costs and payments received from the Company’s interest rate protection transactions for the Hampton Inn Property, consists of the following:

	For the year ended December 31, 2019
	Mortgage Interest Expense	Amortization of capitalized issuance costs	Interest rate protection transaction payments	Other interest expense	Total
Franklin Square	$680,241	$18,552	$-	$-	$698,793
Hanover Square	426,635	12,732	-	-	439,367
Hampton Inn	783,517	139,560	(39,161)	11,289	895,205
Ashley Plaza	147,251	5,812	-	-	153,063
Clemson Best Western	155,463	22,437	-	2,048	179,948
Brookfield Center	47,814	2,838	-	-	50,652
Line of credit, short term	-	20,000	-	26,916	46,916
Related party notes payable, short term	-	-	-	5,875	5,875
Other interest	-	-	-	2,809	2,809
Total interest expense	$2,240,921	$221,931	$(39,161)	$48,937	$2,472,628

	For the year ended December 31, 2018
	Mortgage Interest Expense	Amortization of capitalized issuance costs	Interest rate protection transaction payments	Other interest expense	Total
Franklin Square	$680,242	$18,552	$-	$-	$698,794
Hanover Square	280,377	8,488	-	-	288,865
Hampton Inn	761,544	139,560	(12,330)	2,609	891,383
Ashley Plaza	-	-	-	-	-
Clemson Best Western	-	-	-	-	-
Brookfield Center	-	-	-	-	-
Notes payable, short term	-	-	-	27,485	27,485
Related party notes payable, short term	-	-	-	9,200	9,200
Other interest	-	-	-	1,456	1,456
Total interest expense	$1,722,163	$166,600	$(12,330)	$40,750	$1,917,183

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of December 31, 2019		As of December 31, 2018
	Accrued interest	Accumulated amortization of capitalized issuance costs	Accrued interest	Accumulated amortization of capitalized issuance costs
Franklin Square	$57,774	$49,473	$57,774	$30,921
Hanover Square	35,085	21,220	-	8,488
Hampton Inn	61,613	302,381	-	162,821
Ashley Plaza	-	5,812	-	-
Clemson Best Western	47,716	22,437	-	-
Brookfield Center	-	2,838	-	-
Line of credit, short term	9,522	20,000	-	-
Related party notes payable, short term	5,875	-	-	-
Total	$217,585	$424,161	$57,774	$202,230

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of December 31, 2019 are as follows:

	Mortgages Payable	Line of Credit, Short Term	Related Party Notes Payable, Short Term	Total
2020	$10,863,420	$2,000,000	$852,000	$13,715,420
2021	14,777,198	-	-	14,777,198
2022	8,274,334	-	-	8,274,334
2023	547,460	-	-	547,460
2024	568,879	-	-	568,879
Thereafter	22,435,904	-	-	22,435,904
Total Maturities	57,467,195	2,000,000	852,000	60,319,195
Less unamortized issuance costs	(766,293)	(10,000)	-	(776,293)
Total principal payments and debt maturities	$56,700,902	$1,990,000	$852,000	$59,542,902

5.	Rentals under Operating Leases

Future minimum rentals (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of December 31, 2019 are as follows:

2020	$4,983,464
2021	4,729,085
2022	3,686,198
2023	2,837,776
2024	2,220,199
Thereafter	5,680,079
Total minimum rents	$24,136,801

6.	Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 shares of common stock, $0.01 par value per share ("Common Shares"), and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 97.30% and 94.89% interest in the Operating Partnership as of December 31, 2019 and 2018, respectively. Limited partners in the Operating Partnership who have held their units for one year or longer have the right to redeem their common units for cash or, at the REIT’s option, Common Shares at a ratio of one common unit for one common share. Under the Agreement of Limited Partnership, distributions to unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per unit as dividends per share are paid to the REIT’s holders of Common Shares.

2019 Issuances

On May 8, 2019, the Company issued and sold 1,666,667 Common Shares at an offering price of $4.80 per share. Net proceeds from the issuance totaled $7,222,501, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and legal fees. On May 21, 2019, the company issued and sold 227,062 Common Shares at an offering price of $4.80 per share, pursuant to its underwriter’s over-allotment option related to the May 8, 2019 offering. Net proceeds from the issuance totaled $991,807, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions. On May 31, 2019, the Company issued and sold 270,833 shares pursuant to a private placement at an offering price of $4.80 per share. Net proceeds from the issuance totaled $1,183,998, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and legal fees. During the year ended December 31, 2019, the Company incurred $970,667 in offering costs, including legal, accounting, advisory and other professional fees.

2018 Issuances

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

On November 30, 2018, the Company completed its initial registered public offering under which it issued and sold 240,000 Common Shares at an offering price of $10.00 per share. Net proceeds from the issuance totaled $1,838,727, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and legal, accounting and other professional fees. The Company also incurred $299,624 in other issuance costs during the year ended December 31, 2018.

Common shares and operating partnership units outstanding

As of December 31, 2019 and 2018, respectively, there were 4,625,144 and 2,446,582 common units of the Operating Partnership outstanding with the REIT owning 4,500,144 and 2,321,582, respectively, of these common units. As of December 31, 2019 and 2018, respectively, there were 4,500,144 and 2,321,582 Common Shares of the REIT outstanding. As of December 31, 2019 and 2018, respectively, there were 125,000 common units of the Operating Partnership that were eligible for conversion to the Company’s Common Shares.

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

On August 31, 2018, the Company’s Board of Directors approved a grant of 80,000 shares of Common Shares to two employees of the Manager who also serve as directors of the Company and a grant of 6,000 Common Shares to the Company’s three independent directors. The effective date of the grants was December 4, 2018, the date on which the registration of the Plan shares was effective. The Common Shares granted vested immediately, but were restricted for 180 days by a lock-up agreement associated with the Company’s November 30, 2018 initial public offering and a second 180-day lock-up agreement associated with the Company’s issuance of Common Shares on May 8, 2019. In addition, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the Common Shares vested immediately, the fair value of the grants, or $790,340, was recorded to expense on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

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

As of December 31, 2019, there are 140,000 shares available for issuance under the Plan. On each January 1 during the term of the Plan, the maximum number of shares of common stock that may be issued under the Plan will increase by eight percent (8%) of any additional shares of common stock or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of common stock, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of the January 1, 2020 adjustment and any subsequent adjustment. No adjustment to shares available for issuance under the Plan was made as of January 1, 2019. As of January 1, 2020, the shares available for issuance under the plan will adjust to 313,165 shares.

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of December 31, 2019 and 2018, all of the Operating Partnership’s 125,000 common units outstanding were eligible to be converted, on a one-to-one basis, into Common Shares. The Operating Partnership’s common units have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's loss per common share is determined as follows:

	Year ended December 31,
	2019	2018
Basic and diluted shares outstanding
Weighted average Common Shares – basic	3,683,171	1,967,980
Effect of conversion of operating partnership units	125,000	125,000
Weighted average common shares – diluted	3,808,171	2,092,980

Calculation of earnings per share – basic and diluted
Net loss attributable to common shareholders	$(3,015,718)	$(2,743,323)
Weighted average Common Shares – basic and diluted	3,683,171	1,967,980
Loss per share – basic and diluted	$(0.82)	$(1.39)

Dividends and Distributions

During the year ended December 31, 2019, dividends were declared and paid as follows:

Declaration date	Record date	Payment date	Dividend per share
May 14, 2019	May 24, 2019	May 28, 2019	$0.175
June 28, 2019	July 12, 2019	July 17, 2019	$0.175
October 23, 2019	November 13, 2019	December 4, 2019	$0.175

In addition, a dividend in the amount of $0.125 per share was declared on November 27, 2019 payable on March 10, 2020 to shareholders of record on February 11, 2020.

During the year ended December 31, 2018, dividends were declared as follows:

Declaration date	Record date	Payment date	Dividend per share
March 28, 2018	April 2, 2018	April 5, 2018	$0.175
July 12, 2018	July 12, 2018	July 16, 2018	$0.175
November 30, 2018	December 12, 2018	December 14, 2018	$0.175

Total dividends and distributions to noncontrolling interests paid during the years ended December 31, 2019 and 2018, respectively, are as follows:

	Year ended December 31,
	2019	2018
Common shareholders (dividends)	$2,310,363	$1,088,215
Hanover Square Property noncontrolling interest (distributions)	60,115	36,000
Hampton Inn Property noncontrolling interest (distributions)	-	24,000
Operating Partnership unit holders (distributions)	65,625	65,625
Total dividends and distributions	$2,436,103	$1,213,840

7.	Commitments and Contingencies

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic which represented 100 percent of the total annualized base revenues of the properties in its portfolio as of December 31, 2019. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center property depends on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Occupancy rates and hotel revenues for the Company’s Hampton Inn Property are highest in April/May and October due to a local event that generates significant demand, and generally greater in the second and third quarters than in the first quarter and in November and December. Occupancy rates and hotel revenues for the Company’s Clemson Best Western Property are highest in the spring and fall months, due to sporting events at Clemson University. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to meet cash requirements.

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

For the year ended December 31, 2019 and 2018, the Company incurred $486,042 and $340,436, in asset management fees, respectively. Asset management fees are recorded on the Company’s consolidated statements of operations as either (i) retail center property operating expenses, (ii) hotel property operating expenses or (iii) legal, accounting and other professional fees, depending on the basis on which the asset management fee is determined.

The Manager also receives an acquisition fee of 2.0% of the purchase price plus transaction costs, for each property acquired or investment made on the Company’s behalf at the closing of the acquisition of such property or investment, in consideration for the Manager’s assistance in effectuating such acquisition. Acquisition fees are allocated and added to the fair value of the tangible assets acquired. Repayment of funds advanced are recorded as a reduction in outstanding accounts payable and accrued liabilities. For the year ended December 31, 2019, the Company incurred and paid $649,171 in acquisition fees associated with the Ashley Plaza Property, Clemson Best Western Property and Brookfield Center transactions. During the year ended December 31, 2018, the Company incurred and paid $252,451 in acquisition fees associated with the Hanover Square Property transaction.

The Manager will be entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in this offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to this offering, and (B) 7%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period. For purposes of calculating the incentive fee during the first years after completion of this offering, adjusted funds from operations (“AFFO”) will be determined by annualizing the applicable period following completion of this offering. AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. The Company further adjusts funds from operations (“FFO”) for certain items that are not added to net income in the National Association of Real Estate Investment Trusts’ (NAREIT) definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on real estate investments). No incentive fees were earned or paid during the year ended December 31, 2019 or 2018.

In addition to the asset management fees paid to the Manager, during the year ended December 31, 2019 and 2018, respectively, the Company repaid the Manager $4,627 and $241,023 for funds advanced by the Manager on behalf of the Company.

During the year ended December 31, 2019, the Company entered into a series of related party notes payable, short term with the Manager by which the Manager advanced funds for acquisitions, dividends and working capital. On September 30, 2019 and October 2, 2019, the Manager advanced $183,000 and $80,000 respectively, to fund a portion of the Company’s acquisition of the Brookfield Center Property which closed on October 3, 2019. On November 29, 2019, the Manager advanced $589,000 to the Company to fund dividends and working capital requirements. The notes are due on demand and bears interest at a rate of 5 percent annually. Interest accrued on the related party notes payable, short term was $5,875 as of December 31, 2019.

Other related parties

The Company pays Shockoe Properties, LLC, a subsidiary of Dodson Properties, an entity in which one of the owners of the Manager holds a 6.32 percent interest, an annual property management fee of up to 3 percent of the monthly gross revenues of the Franklin Square, Hanover Square, Ashley Plaza and Brookfield properties. These fees are paid in arrears on a monthly basis. During the year ended December 31, 2019 and 2018, the Company paid Shockoe Properties, LLC property management fees of $130,620 and $86,077, respectively.

9.	Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. As of December 31, 2019, the Company had the following reportable segments:  retail center properties, flex center properties and hotel properties. During the periods presented, there have been no material intersegment transactions.

Although the Company’s flex center property has tenants that are similar to tenants in its retail center properties, the Company considers its flex center properties as a separate reportable segment. Flex properties are considered by the real estate industry as a distinct subset of the industrial market segment. Flex properties contain a mix of industrial/warehouse and office spaces. Warehouse space that is not air conditioned can be used flexibly by building out office or showroom space that is air conditioned, depending on tenants’ needs.

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

The following table presents property operating revenues, expenses and NOI by product type:

	For the year ended December 31,
	Hotel property		Retail center properties		Flex center property		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Revenues	$3,898,254	$3,676,169	$4,186,745	$2,913,782	$183,769	$-	$8,268,768	$6,589,951
Operating expenses	3,156,664	2,608,825	1,134,718	976,468	55,266	-	4,346,648	3,585,293
Net operating income	$741,590	$1,067,344	$3,052,027	$1,937,314	$128,503	$-	$3,922,120	$3,004,658

10.	Subsequent Events

As of March 24, 2020, the following events have occurred subsequent to the December 31, 2019 effective date of the consolidated financial statements:

Hampton Inn Property ownership restructuring

Effective on January 1, 2020, the Company entered into a transaction with the noncontrolling owner of the Hampton Inn Property by which the noncontrolling owner exchanged (i) approximately 7.55 percent of its tenant in common interest in the Hampton Inn Property for the settlement of $867,000 in advances made by the Company to the Hampton Inn Property; and (ii) approximately 3.45 percent of its tenant in common interest in the Hampton Inn Property for 93,580 units of the Operating Partnership. As a result of this transaction, the Company’s tenant-in-common interest in the Hampton Inn Property increased from 64 percent to 75 percent, and the noncontrolling owner’s tenant-in-common interest decreased from 36 percent to 25 percent.

Series A Preferred Stock offering

On February 19, 2020, the Company issued and sold 200,000 shares of 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) at $23.00 per share. Net proceeds from the issuance were $4,103,500, which includes the impact of the underwriter’s discounts, selling commissions and legal, accounting and other professional fees. The Company created an escrow for $371,111 for the first year of dividends, which will be reported as restricted cash on the Company’s consolidated balance sheet. The Company also incurred $212,896 in other offering costs, including legal, accounting and other fees associated with this offering. As part of this offering, the Company granted the underwriters a 45-day option to purchase up to 23,000 additional Series A Preferred Stock at the public offering price, less the underwriting discount and commissions, to cover over-allotments, if any.

Line of credit, short term extension and repayment

On February 20, 2020, the Company repaid the line of credit, short term in the amount of $2,000,000 plus accrued interest of $21,437. Effective on February 21, 2020, the original maturity date of the line of credit, short term, the Company extended the line of credit, short term for 60 days. On March 3, 2020 the Company received $550,000 in funding from the line of credit, short term to fund working capital and dividend payments.

Related party notes payable, short term repayment

On February 20, 2020, the Company repaid the related party notes payable, short term, in the principal amount of $852,000 plus accrued interest of $11,710.

Dividend payment

On March 10, 2020, the Company paid a dividend in the amount of $0.125 per share to common shareholders of record on February 11, 2020.

Medalist Diversified REIT, Inc. and Subsidiaries

Schedule III - Real Estate Properties and Accumulated Depreciation

December 31, 2019

		Initial Cost to Company							Gross Amount at Which Carried at Close of Period
Description	Encum- brances	Land	Buildings, Improvements and Furniture, Fixtures & Equipment		Costs Capitalized Subsequent to Acquisition	Costs Written Off Due to Impairment and Loss on Disposition		Fully Amortized Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statements is Computed
Retail properties

The Shops at Franklin Square	$14,275,000	$3,343,164	$15,418,158	(1)	$768,524	$(54,478)		$(7,742)	$3,343,164	$16,124,462	$19,467,626	$1,646,374	2006	April 28, 2017	Building - 38 years
Gastonia, North Carolina															Site Improvements - 13 years

Hanover North Shopping Center	8,592,195	3,158,882	8,334,478	(1)	8,713	-		-	3,158,882	8,343,191	11,502,073	572,300	2007	May 8, 2018	Building - 39 years
Mechanicsville, Virginia															Site Improvements - 12 years

Ashley Plaza Shopping Center	11,400,000	3,007,721	11,191,307		18,736	-		-	3,007,721	11,210,043	14,217,764	200,544	1977	August 30, 2019	Building - 26.7 years
Goldsboro, North Carolina															Site Improvements - 5 years

Total retail properties	34,267,195	9,509,767	34,943,943		795,973	(54,478)		(7,742)	9,509,767	35,677,696	45,187,463	2,419,218

Hotel properties

Greensboro Airport Hampton Inn	10,600,000	960,900	14,798,479		3,060,170	(1,475,779	)(2)	-	960,900	16,382,870	17,343,770	884,281	1996	November 3, 2017	Building - 51 years
Greensboro, North Carolina															Site Improvements - 10 years

Clemson Best Western Inn	7,750,000	2,057,706	8,271,247		4,860	-		-	2,057,706	8,276,107	10,333,813	143,603	1982	September 27, 2019	Building - 30 years
Clemson, South Carolina															Site Improvements - 6.4 years

Total hotel properties	$18,350,000	$3,018,606	$23,069,726		$3,065,030	$(1,475,779)		$-	$3,018,606	$24,658,977	$27,677,583	$1,027,884

Flex property

Brookfield Center	4,850,000	714,220	5,693,147		30,066	-		-	714,220	5,723,213	6,437,433	63,552	2007	October 3, 2019	Building - 40 years
Greenville, South Carolina															Site Improvements - 4.3 years

Total investment properties	$57,467,195	$13,242,593	$63,706,816		$3,891,069	$(1,530,257)		$(7,742)	$13,242,593	$66,059,886	$79,302,479	$3,510,654

(1) Excludes intangible assets
(2) Net of accumulated depreciation

	Franklin	Hanover	Hampton	Ashley	Clemson	Brookfield
	Square	Square	Inn	Plaza	Best Western	Center	Total
Investments in real estate - 2019

Balance at beginning of period - January 1, 2019	$19,391,848	$11,499,475	$16,399,910	$-	$-	$-	$47,291,233
Additions during period:
Acquisitions	-	-	-	14,199,028	10,328,953	6,407,367	30,935,348
Capitalized leasing commissions	5,075	2,598	-	18,736	-	30,066	56,475
Capitalized tenant improvements	31,284	-	-	-	-	-	31,284
Capitalized tenant inducements	-	-	-	-	-	-	-
Building and site improvements	47,161	-	1,375,437	-	-	-	1,422,598
Impairment write-offs	-	-	(1,475,779)	-	-	-	(1,475,779)
Fully amortized tenant improvements	(7,742)	-	-	-	-	-	(7,742)
Furniture, Fixtures and Equipment	-	-	1,044,202	-	4,860	-	1,049,062
Balance at end of period - December 31, 2019	$19,467,626	$11,502,073	$17,343,770	$14,217,764	$10,333,813	$6,437,433	$79,302,479

Accumulated depreciation - 2019

Balance at beginning of period	$1,006,272	$229,238	$732,226	$-	$-	$-	$1,967,736
Additions charged to costs and expenses	640,102	343,062	643,979	200,544	143,603	63,552	2,034,842
Impairment write-offs	-	-	(491,924)	-	-	-	(491,924)

Balance at end of period	$1,646,374	$572,300	$884,281	$200,544	$143,603	$63,552	$3,510,654

Net investments in real estate - December 31, 2019	$17,821,252	$10,929,773	$16,459,489	$14,017,220	$10,190,210	$6,373,881	$75,791,825

Investments in real estate - 2018

Balance at beginning of period - January 1, 2018	$18,959,453	$-	$15,769,254	$-	$-	$-	$34,728,707
Additions during period:
Acquisitions	-	11,493,360	-	-	-	-	11,493,360
Capitalized leasing commissions	299,533	6,115	-	-	-	-	305,648
Capitalized tenant improvements	62,340	-	-	-	-	-	62,340
Capitalized tenant inducements	125,000	-	-	-	-	-	125,000
Building and site improvements	-	-	-	-	-	-	-
Building improvements - construction in progress	-	-	575,830	-	-	-	575,830
Impairment write-offs	(54,478)	-	-	-	-	-	(54,478)
Furniture, Fixtures and Equipment	-	-	54,826	-	-	-	54,826
Balance at end of period - December 31, 2018	$19,391,848	$11,499,475	$16,399,910	$-	$-	$-	$47,291,233

Accumulated depreciation - 2018

Balance at beginning of period	$394,746	$-	$104,073	$-	$-	$-	$498,819
Additions charged to costs and expenses	615,599	229,238	628,153	-	-	-	1,472,990
Impairment write-offs	(4,073)	-	-	-	-	-	(4,073)

Balance at end of period	$1,006,272	$229,238	$732,226	$-	$-	$-	$1,967,736

Net investments in real estate - December 31, 2018	$18,385,576	$11,270,237	$15,667,684	$-	$-	$-	$45,323,497

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of Medalist Diversified REIT, Inc.*
3.2	Articles Supplementary to the Articles of Incorporation of Medalist Diversified REIT, Inc. designating the Company’s Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020).
3.3	Bylaws of Medalist Diversified REIT, Inc. *
4.1	Form of Certificate of Common Stock *
4.2	Form of Certificate of Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020)
10.1	Management Agreement by and among Medalist Diversified REIT, Inc. *
10.2	Real Estate Purchase and Sale Agreement, dated as of June 1, 2016, by and between Medalist Fund 1-A, LLC and Medalist Diversified Holdings, L.P. *
10.3	First Amendment Real Estate Purchase and Sale Agreement, dated as of September 2016, by and between Medalist Fund 1-A, LLC and Medalist Diversified Holdings, L.P. *
10.4	Second Amendment Real Estate Purchase and Sale Agreement, dated as of April 18, 2017, by and between Medalist Fund 1-A, LLC and Medalist Diversified Holdings, L.P. *
10.5	Third Amendment Real Estate Purchase and Sale Agreement, dated as of April 28, 2017, by and between Medalist Fund 1-A, LLC and Medalist Diversified Holdings, L.P. *
10.6	Loan Agreement, dated as of February 10, 2016, by and between Medalist Fund 1-A, LLC and Jefferies Loancore LLC*
10.7	Promissory Note, dated as of February 10, 2016 by Medalist Fund 1-A, LLC for the benefit of Jefferies Loancore LLC*
10.8	Deed of Trust, Assignment of Leases and Rents, and Security Agreement, dated as of February 10, 2016, by Medalist Fund 1-A, LLC for the benefit of Jefferies Loancore LLC*
10.9	Modification, Consent and Assumption Agreement with Release, dated as of April 28, 2017, by and among Medalist Fund 1-A, LLC, MDR Franklin Square, LLC, William R. Elliott, Thomas E. Messier, Medalist Diversified REIT, Inc. and Wells Fargo Bank, National Association *
10.10	Real Estate Purchase and Sale Agreement, dated as of July 31, 2016, by and between Medalist Properties 8, LLC and Medalist Diversified Holdings, L.P. *
10.11	First Amendment and Reinstatement of Real Estate Purchase and Sale Agreement, dated as of July 25, 2017, by and between Medalist Properties 8, LLC and Medalist Diversified Holdings, L.P. *
10.12	Second Amendment and Reinstatement of Real Estate Purchase and Sale Agreement, dated as of October 12, 2017, by and between Medalist Properties 8, LLC and Medalist Diversified Holdings, L.P. *
10.13	Assignment of Real Estate Purchase and Sale Agreement, dated as of September 2017, by and among Medalist Diversified Holdings, L.P., MDR Greensboro, LLC and PMI Greensboro, LLC *
10.14	Loan Agreement, dated as of November 3, 2017, by and among MDR Greensboro, LLC, PMI Greensboro, LLC and Benefit Street Partners Realty Operating Partnership, L.P. *
10.15	Promissory Note, dated as of November 3, 2017, by MDR Greensboro, LLC and PMI Greensboro, LLC for the benefit of Benefit Street Partners Realty Operating Partnership, L.P. *
10.16	Deed of Trust, Security Agreement, Assignment of Leases and Fixture Filing, dated as of November 3, 2017, by MDR Greensboro, LLC and PMI Greensboro, LLC for the benefit of Benefit Street Partners Realty Operating Partnership, L.P. *
10.17	Security Agreement, dated as of November 3, 2017, by MDR Greensboro HI TRS, LLC for the benefit of Benefit Street Partners Realty Operating Partnership, L.P. *
10.18	Tenants in Common Agreement, dated as of November 3, 2017, by and between MDR Greensboro, LLC and PMI Greensboro, LLC *
10.19	First Amendment to Tenants in Common Agreement, dated as of November 3, 2017, by and between MDR Greensboro, LLC and PMI Greensboro, LLC *
10.20	Limited Liability Company Agreement of MDR Greensboro HI TRS, LLC, dated as of September 15, 2017, by and between Medalist Diversified Holdings, L.P. and Peter Mueller, Inc. *

10.21	Real Estate Purchase and Sale Agreement, dated as of February 26, 2018, by and between COF North, LLC and Medalist Diversified Holdings, L.P. *
10.22	Assignment of Real Estate Purchase and Sale Agreement, dated as of May 3, 2018, by and between Medalist Diversified Holdings, L.P., MDR Hanover Square, LLC and PMI Hanover Sq., LLC *
10.23	Business Loan Agreement, dated as of November 3, 2017, by and between COF North, LLC and Langley Federal Credit Union *
10.24	Promissory Note, dated as of November 3, 2017, by COF North for the benefit of Langley Federal Credit Union *
10.25	Change in Terms Agreement, dated as of May 8, 2018, by MDR Hanover Square, LLC and PMI Hanover Sq., LLC *
10.26	Deed of Trust, dated as of November 3, 2017, by COF North for the benefit of Langley Federal Credit Union *
10.27	Modification of Deed of Trust, dated as of May 8, 2018, by MDR Hanover Square, LLC and PMI Hanover Sq., LLC for the benefit of Langley Federal Credit Union *
10.28	Tenants in Common Agreement, dated as of May 8, 2018, by and between MDR Hanover Square, LLC and PMI Hanover Sq., LLC *
10.29	Medalist Diversified REIT, Inc. 2018 Equity Incentive Plan *
10.30	Purchase and Sale Agreement, dated May 24, 2019, by and between HERI AUM LCC and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2019).
10.31	Purchase Agreement, dated May 30, 2019, by and among Medalist Diversified REIT, Inc., Medalist Diversified Holdings, L.P. and Virginia Birth-Related Neurological Injury Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2019).
10.32	Placement Agency Agreement, dated May 30, 2019, by and among Medalist Diversified REIT, Inc., Medalist Diversified Holdings, L.P. and Aegis Capital Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2019).
10.33	Purchase and Sale Agreement, dated July 9, 2019, by and between RCG-Goldsboro, LLC and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2019).
10.34	Reinstatement of and First Amendment to Purchase and Sale Agreement, dated July 19, 2019, by and between HERI AUM LLC and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2019).
10.35	Contract of Sale and Purchase, dated July 19, 2019, by and among Appian-Brookfield South 48, LLC, Appian-Brookfield TIC, LLC and Medalist Fund Manager, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2019).
10.36	Assignment of Real Estate Purchase and Sale Agreement, dated August 5, 2019, by and between Medalist Fund Manager, Inc. and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 5, 2019).
10.37	Agreement of Limited Partnership of Medalist Diversified Holdings, L.P. *
10.38	First Amendment to Agreement of Limited Partnership of Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2020).
10.39	Escrow Agreement, dated February 18, 2020, by and between Medalist Diversified REIT, Inc. and Virginia Commonwealth Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 20, 2020).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Amendment No. 1 to its Registration Statement on Form S-11 filed January 21, 2020).
23.1	Consent of Cherry Bekaert LLP †
31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 †
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 †

101.INS	INSTANCE DOCUMENT**

101.SCH	SCHEMA DOCUMENT**

101.CAL	CALCULATION LINKBASE DOCUMENT**

101.LAB	LABELS LINKBASE DOCUMENT**

101.PRE	PRESENTATION LINKBASE DOCUMENT**

101.DEF	DEFINITION LINKBASE DOCUMENT**

†	Filed herewith.

*	Previously filed with the Amendment to the Registrant’s Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on October 5, 2018.

**	Submitted electronically herewith. Attached as Exhibit 101 to this report are the following documents formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALIST DIVERSIFIED REIT, INC.

Date: March 24, 2020	By:	/s/ Thomas E. Messier
Thomas E. Messier
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas E. Messier	Chief Executive Officer and Chairman of the Board	March 24, 2020
Thomas E. Messier	(principal executive officer, principal accounting officer and principal financial officer)

/s/ William R. Elliott	President, Chief Operating Officer and	March 24, 2020
William R. Elliott	Vice Chairman of the Board

/s/ Neil P. Farmer	Director	March 24, 2020
Neil P. Farmer

/s/ Charles S. Pearson, Jr.	Director	March 24, 2020
Charles S. Pearson, Jr.

/s/ Charles M. Polk, III	Director	March 24, 2020
Charles M. Polk, III

/s/ Dianna Raedle	Director	March 24, 2020
Dianna Raedle

/s/ Mark Mullinix	Director	March 24, 2020
Mark Mullinix