Form 10-K/A
period 2019-12-31
Medalist Diversified REIT, Inc.
filed 2020-04-01
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

11 S. 12th Street, Suite 401

Richmond, Virginia 23219

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (804) 344-4435

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	The Nasdaq Capital Market
8.0% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	The Nasdaq Capital Market

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

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

EXPLANATORY NOTE

This Amendment No. 1 amends the Company’s Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 24, 2020 (the “Form 10-K”), and is being filed solely to amend Item 9A of the Form 10-K. No other information or disclosures in the Form 10-K including the Company’s financial statements and the footnotes thereto, have been amended or updated by this Amendment No. 1.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer, evaluated, as of December 31, 2019, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our Chief Executive Officer concluded that our internal control over financial reporting, as of December 31, 2019, were effective.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALIST DIVERSIFIED REIT, INC.

Date: April 1, 2020	/s/ Thomas E. Messier
Thomas E. Messier
Chief Executive Officer and Chairman of the Board