Form 10-K/A
period 2019-12-31
Medalist Diversified REIT, Inc.
filed 2020-04-02
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Amendment No. 2)

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $19,165,146, based on the closing sales price of $4.38 per share as reported on the Nasdaq Capital Market.

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

EXPLANTORY NOTE

This Amendment No.2 amends the Company’s Annual Report on Form 10-K, as filed by the Company with the Securities and Exchange Commission on March 24, 2020, as amended by Amendment No.1 filed by the Company on April 1, 2020 (as amended, the “Form 10-K”), and is being filed solely to correct an error on the cover of the Form 10-K related to common stock held by non-affiliates. No other information or disclosures in the Form 10-K, including the Company’s financial statements and the footnotes thereto, have been amended or updated by this Amendment No. 2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALIST DIVERSIFIED REIT, INC.

Date: April 2, 2020	/s/ Thomas E. Messier
Thomas E. Messier
Chief Executive Officer and Chairman of the Board