Form 10-Q
period 2020-03-31
Medalist Diversified REIT, Inc.
filed 2020-05-14
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no: 001-38719

MEDALIST DIVERSIFIED REIT, INC.

Maryland	47-5201540
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1051 E. Cary Street, Suite 601

James Center Three

Richmond, VA  23219

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (804) 344-4435

Title of Each Class	Name of each Exchange on Which Registered	Trading Symbol(s)
Common Stock, $0.01 par value per share	The Nasdaq Capital Market	MDRR
8.0% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	The Nasdaq Capital Market	MDRRP

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    ☒  No

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at May 8, 2020 was 4,747,968.

Medalist Diversified REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2020

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2020	Dec. 31, 2019
	(Unaudited)
ASSETS
Investment properties, net	$75,183,497	$75,791,825
Cash	701,719	613,675
Restricted cash	2,121,274	1,458,515
Rent and other receivables, net of allowance of $21,124 and $8,615, as of March 31, 2020 and December 31, 2019, respectively	148,435	149,382
Unbilled rent	504,722	460,888
Intangible assets, net	4,156,080	4,458,071
Other assets	264,059	306,886
Total Assets	$83,079,786	$83,239,242

LIABILITIES
Accounts payable and accrued liabilities	$1,726,419	$1,565,145
Intangible liabilities, net	1,220,506	1,277,960
Line of credit, short term, net	550,000	1,990,000
Related party notes payable, short term	-	852,000
Mortgages payable, net	56,722,323	56,700,902
Mandatorily redeemable preferred stock, net (see Note 4)	3,881,181	-
Total Liabilities	$64,100,429	$62,386,007

EQUITY
Preferred stock, 0 shares issued and outstanding at February 29, 2020 and December 31, 2019, respectively	$-	$-
Common stock, 4,747,968 and 4,500,144 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	47,479	45,001
Additional paid-in capital	32,269,864	31,702,347
Offering costs	(2,992,357)	(2,992,357)
Accumulated deficit	(12,842,671)	(10,555,841)
Total Stockholders' Equity	16,482,315	18,199,150
Noncontrolling interests - Hampton Inn Property	822,422	1,282,782
Noncontrolling interests - Hanover Square Property	524,957	540,791
Noncontrolling interests - Operating Partnership	1,149,663	830,512
Total Equity	$18,979,357	$20,853,235
Total Liabilities and Equity	$83,079,786	$83,239,242

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
REVENUE
Retail center property revenues	$1,124,500	$750,820
Retail center property tenant reimbursements	245,787	143,174
Flex center property revenues	139,989	-
Flex center property tenant reimbursements	55,163	-
Hotel property room revenues	888,550	630,035
Hotel property other revenues	68,318	14,453
Total Revenue	$2,522,307	$1,538,482

OPERATING EXPENSES
Retail center property operating expenses	$355,597	$269,275
Flex center property operating expenses	52,559	-
Hotel property operating expenses	962,696	581,975
Share based compensation expenses	569,995	-
Legal, accounting and other professional fees	402,795	353,747
Corporate general and administrative expenses	75,388	55,705
Depreciation and amortization	1,017,407	566,163
Total Operating Expenses	3,436,437	1,826,865
Operating Loss	(914,130)	(288,383)
Interest expense	918,132	506,074
Net Loss from Operations	(1,832,262)	(794,457)
Other loss	(918)	(46,029)
Net Loss	(1,833,180)	(840,486)
Less: Net loss attributable to Hampton Inn Property noncontrolling interests	(84,960)	(132,879)
Less: Net income (loss) attributable to Hanover Square Property noncontrolling interests	4,966	(4,705)
Less: Net loss attributable to Operating Partnership noncontrolling interests	(28,893)	(16,263)
Net Loss Attributable to Medalist Common Shareholders	$(1,724,293)	$(686,639)

Loss per share from operations - basic and diluted	$(0.38)	$(0.30)

Weighted-average number of shares - basic and diluted	4,553,440	2,321,582

Dividends paid per common share	$0.125	$-

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

	Common Stock						Noncontrolling Interests
	Shares	Par Value	Additional Paid in Capital	Offering Costs	Accumulated Deficit	Total Shareholders' Equity	Hampton Inn Property	Hanover Square Property	Operating Partnership	Total Equity
Balance, January 1, 2019	2,321,582	$23,216	$22,077,827	$(1,835,291)	$(5,229,760)	$15,035,992	$2,009,031	$608,943	$950,627	$18,604,593

Offering costs	-	$-	$-	$(138,827)	$-	$(138,827)	$-	$-	$-	$(138,827)
Net loss	-	-	-	-	(686,639)	(686,639)	(132,879)	(4,705)	(16,263)	(840,486)
Dividends and distributions	-	-	-	-	-	-	-	(16,000)	-	(16,000)
Non-controlling interests	-	-	-	-	-	-	-	-	-	-

Balance, March 31, 2019	2,321,582	$23,216	$22,077,827	$(1,974,118)	$(5,916,399)	$14,210,526	$1,876,152	$588,238	$934,364	$17,609,280

Balance January 1, 2020	4,500,144	$45,001	$31,702,347	$(2,992,357)	$(10,555,841)	$18,199,150	$1,282,782	$540,791	$830,512	$20,853,235

Share based compensation	247,824	$2,478	$567,517	$-	$-	$569,995	$-	$-	$-	$569,995
Net (loss) income	-	-	-	-	(1,724,293)	(1,724,293)	(84,960)	4,966	(28,893)	(1,833,180)
Dividends and distributions	-	-	-	-	(562,537)	(562,537)	-	(20,800)	(27,356)	(610,693)
Non-controlling interests	-	-	-	-	-	-	(375,400)	-	375,400	-

Balance, March 31, 2020	4,747,968	$47,479	$32,269,864	$(2,992,357)	$(12,842,671)	$16,482,315	$822,422	$524,957	$1,149,663	$18,979,357

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended,
	March 31
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(1,833,180)	$(840,486)

Adjustments to reconcile consolidated net loss to
net cash provided by operating activities
Depreciation	767,314	403,330
Amortization	250,093	162,833
Loan cost amortization	82,345	42,711
Mandatorily redeemable preferred stock discount amortization	7,128	-
Mandatorily redeemable preferred stock issuance cost amortization	13,171	-
Amortization of tenant inducements	4,260	4,260
Above (below) market lease amortization, net	3,093	31,422
Share-based compensation	569,995	-

Changes in assets and liabilities
Rent and other receivables, net	947	11,874
Unbilled rent	(43,834)	(85,326)
Other assets	34,178	55,495
Accounts payable and accrued liabilities	161,274	298,709
Net cash provided by operating activities	16,784	84,822

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(163,246)	(405,769)
Advance deposits	-	(372,831)
Net cash used in investing activities	(163,246)	(778,600)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(610,693)	(16,000)
Proceeds from line of credit, short term	550,000	-
Repayment of line of credit, short term	(2,000,000)	-
Repayment of related party notes payable, short term	(852,000)	-
Repayment of mortgages payable	(50,924)	(32,408)
Proceeds from sale of mandatorily preferred stock, net of capitalized offering costs	3,860,882	-
Proceeds from sales of common stock, net of offering costs	-	(138,827)
Net cash provided by (used in) investing activities	897,265	(187,235)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	750,803	(881,013)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	2,072,190	4,120,796
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	2,822,993	3,239,783

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	701,719	1,269,765
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in condensed consolidated balance sheets	2,121,274	1,970,018
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statement of cash flows	$2,822,993	$3,239,783
	-

Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid, net of interest rate cap offsetting receipts	$733,113	$427,674

Non-cash transactions:
Transfer advance deposits to investment properties	-	515,430
Exchange for 7.55 percent of the noncontrolling interest in the Hampton Inn Property	(867,000)	-
Issuance of operating partnership interests in exchange for 3.45 percent of the noncontrolling interest in the Hampton Inn Property	375,400	-

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of March 31, 2020, the REIT, through the Operating Partnership, owned and operated six properties, the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), the Greensboro Airport Hampton Inn, a hotel with 125 rooms on 2.162 acres in Greensboro, North Carolina (the “Hampton Inn Property”), the Shops at Hanover Square North (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 160,356 square foot retail property located in Goldsboro, North Carolina, the Clemson Best Western University Inn (the “Clemson Best Western Property”), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina and Brookfield Center, a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina (the “Brookfield Center Property”). As of March 31, 2020, the Company owned 75 percent of the Hampton Inn Property as a tenant in common with a noncontrolling owner which owns the remaining 25 percent interest. The Company owns 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owns the remaining 16 percent interest.

The use of the word “Company” refers to the REIT and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the REIT, the Operating Partnership, wholly owned limited liability corporations which own or operate the properties, and the taxable REIT subsidiaries which operate the Hampton Inn Property and the Clemson Best Western Property. As a REIT, certain tax laws limit the amount of “non-qualifying” income that Company can earn, including income derived directly from the operation of hotels. As a result, the Company and, in the case of the Hampton Inn Property, the tenant in common (“TIC”) noncontrolling owner, leases its consolidated hotel properties to taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The TRS subsidiaries are subject to income tax and are not limited as to the amount of nonqualifying income they can generate, but they are limited in terms of their value as a percentage of the total value of the Company’s assets. The TRS subsidiaries enter into agreements with a third party to manage the operations of the hotel. The Company prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). References to the condensed consolidated financial statements and references to individual financial statements included herein, reference the condensed consolidated financial statements or the respective individual financial statement. All material balances and transactions between the consolidated entities of the Company have been eliminated.

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

2.	Summary of Significant Accounting Policies

Investment Properties

The Company has adopted Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805), which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. As a result, the all of the Company’s acquisitions to date qualified as asset acquisitions and the Company expects future acquisitions of operating properties to qualify as asset acquisitions. Accordingly, third-party transaction costs associated with these acquisitions have been and will be capitalized, while internal acquisition costs will continue to be expensed.

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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted cash flows plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as projected future operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its investment properties during the three months ended March 31, 2020 or 2019, respectively.

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

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually. During the three months ending March 31, 2020 and 2019, respectively, the Company did not record any impairment adjustments to its intangible assets.

Details of these deferred costs, net of amortization, arising from the Company’s purchases of the Franklin Square Property, Hanover Square Property, Ashley Plaza Property and Brookfield Center Property are as follows:

	March 31, 2020 (unaudited)	December 31, 2019
Intangible Assets
Leasing commissions	$1,099,468	$1,145,948
Legal and marketing costs	114,239	122,582
Above market leases	563,738	624,285
Net leasehold asset	2,378,635	2,565,256
	$4,156,080	$4,458,071

Intangible Liabilities
Below market leases, net	$(1,220,506)	$(1,277,960)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the three months ending March 31, 2020 and 2019, respectively, were as follows:

	For the three months ending March 31,
	2020 (unaudited)	2019 (unaudited)
Amortization of above market leases	$(60,547)	$(54,934)
Amortization of below market leases	57,454	23,512
	$(3,093)	$(31,422)

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the three months ending March 31, 2020 and 2019, respectively, were as follows:

	For the three months ending March 31,
	2020 (unaudited)	2019 (unaudited)
Leasing commissions	$(46,480)	$(23,237)
Legal and marketing costs	(8,343)	(8,510)
Net leasehold asset	(186,621)	(131,086)
	$(241,444)	$(162,833)

As of March 31, 2020 and December 31, 2019, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $1,760,216 and $1,518,772, respectively.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the remaining nine months ending December 31, 2020	2021	2022	2023	2024	2025-2039	Total
Intangible Assets
Leasing commissions	$134,500	$171,570	$137,213	$109,615	$91,762	$454,808	$1,099,468
Legal and marketing costs	21,872	24,949	20,085	15,160	10,094	22,079	114,239
Above market leases	160,843	214,452	121,137	33,311	7,692	26,303	563,738
Net leasehold asset	500,778	582,861	354,284	207,919	156,036	576,757	2,378,635
	$817,993	$993,832	$632,719	$366,005	$265,584	$1,079,947	$4,156,080
Intangible Liabilities
Below market leases, net	$(162,260)	$(207,700)	$(185,252)	$(138,780)	$(96,971)	$(429,543)	$(1,220,506)

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three months ending March 31, 2020 and 2019, respectively.

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

Restricted cash represents (i) amounts held by the Company for tenant security deposits, (ii) escrow deposits held by lenders for real estate tax, insurance, and operating reserves, (iii) capital reserves held by lenders for investment property capital improvements and (iv) an escrow for the first year of dividends on the Company’s mandatorily redeemable preferred stock (see Note 4, below).

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250,000. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. As of March 31, 2020, the Company held two cash accounts with a total balance that exceeded the FDIC limit by $171,701. As of December 31, 2019, the Company had no cash accounts with balances that exceeded the FDIC limit.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of March 31, 2020 and December 31, 2019, the Company reported $109,003 and $101,503, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and other operating reserves. As of March 31, 2020 and December 31, 2019, the Company reported $1,055,852 and $882,265, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions furniture, fixtures and equipment, and tenant improvements. As of March 31, 2020 and December 31, 2019, the Company reported $585,005 and $474,747, respectively, in capital property reserves. These funds are being held in reserve, as follows:

Property and Purpose of Reserve	March 31, 2020 (unaudited)	December 31, 2019
Hampton Inn Property – improvements	$82,693	$82,693
Hampton Inn Property – furniture, fixtures and equipment	36,811	-
Clemson Best Western Property - improvements	50,004	50,002
Clemson Best Western Property - furniture, fixtures and equipment	68,068	27,226
Franklin Square Property - leasing costs	332,653	307,438
Brookfield Center Property – maintenance reserve	14,776	7,388
Total	$585,005	$474,747

The escrow for mandatorily redeemable preferred stock dividends is held by a financial institution under an escrow agreement by which the funds are restricted for payment of dividends on the Company’s mandatorily redeemable preferred stock for the first 12 months. As of March 31, 2020 and December 31, 2019, the Company reported $371,414 and $0, respectively, in escrow reserves. (See Note 4 for further discussion of the Company’s mandatorily redeemable preferred stock).

Revenue Recognition

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective on January 1, 2019. This adoption did not have a material impact on the Company’s recognition of revenues from either its retail, flex or hotel properties.

Retail and Flex Center Property Revenues

The Company recognizes minimum rents from its retail center properties (the Franklin Square, Hanover Square and Ashley Plaza properties) and flex center property (Brookfield Center) on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the condensed consolidated balance sheet. As of March 31, 2020 and December 31, 2019, the Company reported $504,722 and $460,888, respectively, in unbilled rent.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, under the condensed consolidated statements of operations captions "Retail center property tenant reimbursements” and “Flex center property tenant reimbursements." This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives payments for these reimbursements from substantially all its tenants on a monthly basis throughout the year.

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final. Since these differences are determined annually under the leases and accrued as of December 31 in the year earned, no such revenues were recognized during the three months ended March 31, 2020 and 2019.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the three months ending March 31, 2020 and 2019, respectively, no such termination costs were recognized.

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

Hotel Property Operating Expenses

All personnel of the Hampton Inn Property and Clemson Best Western Property are directly or indirectly employees of Marshall, the hotel manager. In addition to fees and services discussed above, the Hampton Inn Property and Clemson Best Western Property reimburses Marshall for all employee related service costs, including payroll salaries and wages, payroll taxes and other employee benefits paid by Marshall on behalf of the respective property. For the Hampton Inn Property, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the three months ended March 31, 2020 and 2019 were $144,383 and $166,604, respectively. For the Clemson Best Western Property, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the three months ended March 31, 2020 and 2019 were $150,178 and $0, respectively. The amounts were included in hotel property operating expenses in the accompanying condensed consolidated statements of operations.

Rent and other receivables and unbilled rent

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. (Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above.) The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of March 31, 2020 and December 31, 2019, the Company’s allowance for uncollectible rent totaled $14,618 and $8,615, respectively, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables. Management determined that no additional general reserve is considered necessary as of March 31, 2020 and December 31, 2019, respectively.

In addition to the allowance for uncollectible rent, the Company has established an allowance for uncollectible receivables related to revenues previously accrued by the Clemson Best Western Property of $6,506 and $0 as of March 31, 2020 and December 31, 2019, respectively.

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

During the three months ended March 31, 2020 and 2019, respectively, the Company’s Hampton Inn TRS and Clemson Best Western entities generated a tax loss, so no income tax expense was recorded. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it fails to qualify. If the Company loses its REIT status it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to reasonable cause and certain other conditions were satisfied.

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

Noncontrolling Interests

There are three elements of noncontrolling interests in the capital structure of the Company. The ownership interests not held by the REIT are considered noncontrolling interests. Accordingly, noncontrolling interests have been reported in equity on the condensed consolidated balance sheets but separate from the Company’s equity. On the condensed consolidated statements of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests. Condensed consolidated statements of changes in stockholders’ equity include beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

The first noncontrolling interest is in the Hampton Inn Property. In 2017, the noncontrolling owner of the Hampton Inn Property provided $2.3 million as part of the acquisition of the Hampton Inn Property for a 36 percent tenancy in common ownership interest. The Company acquired a 64 percent tenancy in common interest through its subsidiaries. Effective on January 1, 2020, the Company entered into a transaction with the noncontrolling owner of the Hampton Inn Property by which the noncontrolling owner exchanged (i) approximately 7.55 percent of its tenant in common interest in the Hampton Inn Property for the settlement of $867,000 in advances made by the Company to the Hampton Inn Property; and (ii) approximately 3.45 percent of its tenant in common interest in the Hampton Inn Property for 93,850 units of the Operating Partnership. As a result of this transaction, effective on January 1, 2020, the Company’s tenant-in-common interest in the Hampton Inn Property increased from 64 percent to 75 percent, and the noncontrolling owner’s tenant-in-common interest decreased from 36 percent to 25 percent. This transaction did not have any impact on the Company’s total assets, liabilities or shareholder’s equity or total equity as of March 31, 2020 or for the three months ended March 31, 2020, respectively.

The Hampton Inn Property’s net loss is allocated to the noncontrolling ownership interest based on its percent ownership. During the three months ended March 31, 2020, 25 percent of the Hampton Inn’s net loss of $339,836, or $84,960, was allocated to the noncontrolling partnership interest. During the three months ending March 31, 2019, 36 percent of the Hampton Inn’s net loss of $369,109, or $132,879, was allocated to the noncontrolling ownership interest.

The second noncontrolling interest is in the Hanover Square Property in which the Company owns an 84 percent tenancy in common interest through its subsidiary and an outside party owns a 16 percent tenancy in common interest. The Hanover Square Property’s net loss is allocated to the noncontrolling ownership interest based on its 16 percent ownership. During the three months ended March 31, 2020, 16 percent of the Hanover Square Property’s net income of $31,037 or $4,966, was allocated to the noncontrolling ownership interest. During the three months ended March 31, 2019, 16 percent of the Hanover Square Property’s net loss of $29,409, or $4,705, was allocated to the noncontrolling ownership interest.

The third noncontrolling ownership interest are the units in the Operating Partnership that are not held by the REIT. In 2017, 125,000 Operating Partnership units were issued to members of the selling LLC which owned the Hampton Inn Property who elected to participate in a 721 exchange, which allows the exchange of interests in real property for shares in a real estate investment trust. These members of the selling LLC invested $1,175,000 in the Operating Partnership in exchange for 125,000 Operating Partnership units. Additionally, as discussed above, effective on January 1, 2020, 93,850 Operating Partnership units were issued in exchange for approximately 3.45 percent of the noncontrolling owner’s tenant in common interest in the Hampton Inn Property.

The Operating Partnership units not held by the REIT represent 4.41 percent and 2.70 percent of the outstanding Operating Partnership units as of March 31, 2020 and December 31, 2019, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships units are issued or as units are exchanged for the Company’s $0.01 par value per share Common Stock. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net loss is allocated to the noncontrolling unit holders based on their ownership interest. During the three months ended March 31, 2020, a weighted average of 4.58 percent of the Operating Partnership’s net loss of $630,176, or $28,893 was allocated to the noncontrolling unit holders. During the three months ended March 31, 2019, a weighted average of 5.11 percent of the Operating Partnership’s net loss of $318,258, or $16,263 was allocated to the noncontrolling unit holders.

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

Fair Value Disclosures

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This update eliminates or modifies certain existing disclosure requirements for fair value measurements for all companies and also adds certain new disclosures for public companies. It is effective for all companies for fiscal years beginning after December 15, 2019 (including interim periods within those fiscal years). The Company adopted ASU 2018-13 effective January 1, 2020. The changes did not have a material impact on the Company’s condensed consolidated financial statements.

Effects of Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The London Interbank Offered Rate (LIBOR), which is widely used as a reference interest rate in debt agreements and other contracts, is scheduled to be discontinued by the end of calendar year 2021. Financial market regulators in certain jurisdictions throughout the world have undertaken reference rate reform initiatives to guide the transition and modification of debt agreements and other contracts that are currently based on LIBOR to the successor reference rate that will replace it. ASU 2020-04 was issued to provide companies that will be impacted by these changes with the opportunity to elect certain expedients and exceptions that are intended to ease the potential burden of accounting for or recognizing the effects of reference rate reform on financial reporting. Companies may generally elect to make use of the expedients and exceptions provided by ASU 2020-04 for any reference rate contract modifications that occur in reporting periods that encompass the timeline from March 12, 2020 to December 31, 2022. The Company currently has two outstanding mortgage loans with corresponding interest rate protection agreement and the line of credit, short term, which use USD LIBOR as the reference interest rate (see Note 5). The Hampton Inn Property mortgage loan matures in November 2020, but may be extended for two successive twelve-month terms. The Clemson Best Western Property mortgage loan matures in October 2022. The line of credit, short term, expired on April 21, 2020. The Company is currently evaluating the guidance in ASU 2020-04 and has not made any determination at this time on whether it will use the expedients and exceptions provided therein with respect to the replacement of USD LIBOR as the reference rate in these agreements.

3.	Investment Properties

Investment properties consist of the following:

	March 31, 2020	December 31, 2019
	(unaudited)
Land	$13,242,593	$13,242,593
Site improvements	4,058,394	4,058,394
Buildings and improvements (a)	59,996,337	59,879,175
Furniture, fixtures and equipment	2,168,401	2,122,317
Investment properties at cost (b)	79,465,725	79,302,479
Less accumulated depreciation	4,282,228	3,510,654
Investment properties, net	$75,183,497	$75,791,825

(a)	Includes tenant improvements (both those acquired at the acquisition and those constructed after the acquisition), tenant inducements, capitalized leasing commissions and other capital costs incurred post-acquisition.

(b)	Excludes intangible assets and liabilities (see note, below), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $767,314 and $403,330 for the three months ended March 31, 2020 and 2019, respectively.

The Company generally records depreciation of capitalized tenant improvements and amortization of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation and amortization are as follows:

	March 31, 2020 (unaudited)	December 31, 2019
Capitalized tenant improvements, net	$215,226	$165,762
Capitalized leasing commissions, net	345,939	339,269

During the three months ended March 31, 2020 and 2019, the Company recorded $60,000 and $31,224, respectively, in capitalized tenant improvements. Depreciation on capitalized tenant improvements was $10,536 and $9,494 for the three months ended March 31, 2020 and 2019, respectively.

During the three months ended March 31, 2020 and 2019, the Company recorded $17,739 and $1,346, respectively in capitalized leasing commissions. Amortization of capitalized leasing commissions was $11,069 and $9,678 for the three months ended March 31, 2020 and 2019, respectively.

During May 2018, the Company paid $125,000 to induce a tenant in the Franklin Square Property to release a restriction in its lease that prohibited the Company from leasing space to a similar user. Capitalized tenant inducements are amortized as a reduction of rental income over the term of the respective lease. Details of these deferred costs, net of depreciation and amortization, are as follows:

	March 31, 2020 (unaudited)	December 31, 2019
Capitalized tenant inducements, net	$92,340	$96,600

Amortization of the tenant inducement was $4,260 and $4,260 for the three months ended March 31, 2020 and 2019, respectively.

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to each property’s transferability, use and other common rights typically associated with property ownership.

Property Acquisitions

2019 Acquisitions

The Ashley Plaza Property

On August 30, 2019, the Company completed its acquisition of the Ashley Plaza Property, a 160,356 square foot retail property located in Goldsboro, North Carolina, through a wholly owned subsidiary. The Ashley Plaza Property, built in 1977 and fully renovated in 2018, was 98 percent leased as of March 31, 2020 and is anchored by Hobby Lobby, Harbor Freight and Ashley Home Store. The purchase price for the Ashley Plaza Property was $15,200,000 paid through a combination of cash provided by the Company, the incurrence of new mortgage debt and funds from a line of credit, short term. The Company’s total investment, including $204,300 of loan issuance costs, was $15,885,444. The Company paid $357,823 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

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

The Brookfield Center Property

On October 3, 2019, the Company completed its acquisition of the Brookfield Center Property, a 64,880 square foot flex-industrial property located in Greenville, South Carolina, through a wholly owned subsidiary. The Brookfield Center Property, built in 2007, was 93.8 percent leased as of March 31, 2020. Major tenants include Gravitopia Trampoline Park and Summit Church. The purchase price for the Brookfield Center Property was $6,700,000 paid through a combination of cash provided by the Company, the incurrence of new mortgage debt and funds from related party notes payable, short term. The Company’s total investment, including $113,505 of loan issuance costs, was $7,102,643. The Company paid $207,957 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

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

c.	Represents deposits paid by the Company at closing for real estate tax escrows and operating and capital reserves.
d.	Represents the total fair value of assets and liabilities acquired at closing.
e.	Represents cash paid at closing and cash paid for acquisition (including intangible assets), escrows, lease buy-out fees, and closing costs paid outside of closing or directly by the Company.
f.	Represents funds received from a line of credit, short term. See Note 5, below.

g.	Represents funds received from related party notes payable, short term. See Note 5, below.
h.	Issuance of new mortgage debt to fund the purchase of the properties. See Note 5, below.
i.	Represents the consideration paid for the fair value of the assets and liabilities acquired.

4.	Mandatorily Redeemable Preferred Stock

On February 19, 2020, the Company issued and sold 200,000 shares of 8.0% Series A cumulative redeemable preferred stock at $23.00 per share, resulting in gross proceeds of $4,600,000. Net proceeds from the issuance were $3,860,882, which includes the impact of the underwriter’s discounts, selling commissions and legal, accounting and other professional fees, and is presented on the Company’s condensed consolidated balance sheet as mandatorily redeemable preferred stock. The Company created an escrow for $371,111 for the first year of dividends, which is reported as restricted cash on the Company’s condensed consolidated balance sheet. As part of this offering, the Company granted the underwriters a 45-day option to purchase up to 23,000 additional shares of mandatorily redeemable preferred stock at the public offering price, less the underwriting discount and commissions, to cover over-allotments, if any. This 45-day period terminated on April 4, 2020, and the underwriters did not exercise any portion of this option.

The mandatorily redeemable preferred stock has an aggregate liquidation preference of $5 million, plus any accrued and unpaid dividends thereon. The mandatorily redeemable preferred stock is senior to the Company’s common stock and any class or series of capital stock expressly designated as ranking junior to the mandatorily redeemable preferred stock as to distribution rights and rights upon liquidation, dissolution or winding up (“Junior Stock”). The mandatorily redeemable preferred stock is on a parity with any class or series of the Company’s capital stock expressly designated as ranking on a parity with the mandatorily redeemable preferred stock as to distribution rights and rights upon liquidation, dissolution or winding up (“Parity Stock”).

The mandatorily redeemable preferred stock is mandatorily redeemable by the Company on February 19, 2025, the fifth anniversary of the date of issuance. Beginning on February 19, 2022, the second anniversary of the issuance of the mandatorily redeemable preferred stock, the Company may redeem the outstanding mandatorily redeemable preferred stock for an amount equal to its aggregate liquidation preference, plus any accrued but unpaid dividends. The holders of the mandatorily redeemable preferred stock may also require the Company to redeem the mandatorily redeemable preferred stock upon a change of control of the Company for an amount equal to its aggregate liquidation preference plus any accrued and unpaid dividends thereon.

Holders of the mandatorily redeemable preferred stock generally have no voting rights. However, if the Company does not pay dividends on the mandatorily redeemable preferred stock for six consecutive quarterly periods, the holders of mandatorily redeemable preferred stock, voting together as a single class with the holders of any outstanding Parity Stock having similar voting rights, will be entitled to vote for the election of two additional directors to serve on the Company’s Board of Directors until the Company pays all dividends owed on the mandatorily redeemable preferred stock. The affirmative vote of the holders of at least two-thirds of the outstanding shares of mandatorily redeemable preferred stock, voting together as a single class with the holders of any other class or series of the Company’s preferred stock upon which like voting rights have been conferred and are exercisable, is required for the Company to authorize, create or increase the number of shares of any class or series of capital stock expressly designated as ranking senior to the mandatorily redeemable preferred stock as to distribution rights and rights upon the Company’s liquidation, dissolution or winding up. In addition, the affirmative vote of at least two-thirds of the outstanding shares of mandatorily redeemable preferred stock (voting as a separate class) is required to amend the Company’s charter (including the articles supplementary designating the mandatorily redeemable preferred stock) in a manner that materially and adversely affects the rights of the holders of mandatorily redeemable preferred stock. Among other things, the Company may, without any vote of the holders of mandatorily redeemable preferred stock, issue additional shares of mandatorily redeemable preferred stock and may authorize and issue additional shares of any class or series of any Junior Stock or Parity Stock.

The Company has classified the mandatorily redeemable preferred stock as a liability in accordance with ASC Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying condensed consolidated statements of operations (see Note 5, below).

For all periods the mandatorily redeemable preferred stock has been outstanding, we have paid a cash dividend on the mandatorily redeemable preferred stock equal to 8 percent per annum, payable quarterly. On April 27, 2020, a dividend in the amount of $0.3722 was paid to mandatorily redeemable preferred stock shareholders of record on April 24, 2020 for the stub period from February 19, 2020, the date of issuance, through April 27, 2020. As of March 31, 2020 and December 31, 2019, the Company reported $44,444 and $0, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock. This amount is reported in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets.

The mandatorily redeemable preferred stock was issued at $23.00 per share, a $2.00 per share discount. The total discount of $400,000 will be amortized over the five-year life of the shares using the effective interest method. Additionally, the Company incurred $739,118 in legal, accounting, other professional fees and underwriting discounts related to this offering. These costs were recorded as deferred financing costs on the accompanying condensed consolidated balance sheets (unaudited) as a direct deduction from the carrying amount of the mandatorily redeemable preferred stock liability and are being amortized using the effective interest method over the term of the agreement. Amortization of the discount and deferred financing costs totaling $20,299 and $0 (see Note 5, below) was included in interest expense for the three months ended March 31, 2020 and 2019, respectively, in the accompanying condensed consolidated statements of operations (unaudited). Accumulated amortization of the discount and deferred financing costs was $20,299 and $0 as of March 31, 2020 and December 31, 2019, respectively.

5.	Loans Payable

Mortgages Payable

The Company’s mortgages payables, net, consists of the following:

				Balance
Property	Monthly Payment	Interest Rate	Maturity	March 31, 2020 (unaudited)	December 31, 2019
Franklin Square	Interest only	4.70%	October 2021	$14,275,000	$14,275,000
Hampton Inn (a)	Interest only	Variable (b)	November 2020	10,600,000	10,600,000
Hanover Square (c)	$51,993	4.90%	December 2027	8,541,271	8,592,195
Ashley Plaza (d)	Interest only	3.75%	September 2029	11,400,000	11,400,000
Clemson Best Western (e)	Interest only	Variable	October 2022	7,750,000	7,750,000
Brookfield Center (f)	Interest only	3.90%	November 2029	4,850,000	4,850,000
Unamortized issuance costs, net				(693,948)	(766,293)
Total mortgages payable, net				$56,722,323	$56,700,902

(a)	Certain of the Company’s obligation under the mortgage loan for the Hampton Inn Property to complete a property improvement plan (PIP) are guaranteed by individual members of the Manager and by an individual member of the noncontrolling owner. This guarantee is irrevocable and unconditional and requires the PIP work to be completed on schedule and free of all liens. As of March 31, 2020, the PIP was substantially complete.

(b)	The mortgage loan for the Hampton Inn Property bears interest at a variable rate based on LIBOR with a minimum rate of 6.1 percent. The interest rate payable is the USD LIBOR one-month rate plus 5 percent. As of March 31, 2020 and December 31, 2019, the rate in effect for the Hampton Inn Property mortgage was 6.10 percent and 6.75 percent, respectively. The mortgage loan for the Hampton Inn property matures on November 9, 2020. However, the Company has options and intends to extend the term of the mortgage loan for two successive 12 month terms.

(c)	The mortgage loan for the Hanover Square Property bears interest at a fixed rate of 4.9 percent until January 2023, when the interest rate adjusts to a new fixed rate which will be determined by adding 3.10 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.9 percent. The fixed monthly payment includes principal and interest. The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 to 1.00 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of March 31, 2020 and December 31, 2019, respectively, the Company believes that it is compliant with these covenants. On May 8, 2020, the Company entered into a refinancing transaction with the mortgage lender for the Hanover Square Property which increased the mortgage amount and reduced the interest rate. (See Note 11, below.)

(d)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and is interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment will be $52,795 for the remaining term of the loan, which will include interest at the fixed rate, and principal, based on a thirty year amortization schedule.

(e)	The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of March 31, 2020 and December 31, 2019, respectively, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent.

(f)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment will be $22,876 for the remaining term of the loan, which will include interest at the fixed rate, and principal, based on a thirty year amortization schedule.

Line of credit, short term and note payable, short term

As of March 31, 2020 and December 31, 2019, the Company had a line of credit, short term, outstanding in the principal amount of $550,000 and $2,000,000, respectively. The line of credit, short term, was established on August 21, 2019 to provide short term funding for the Company’s acquisition of the Ashley Plaza Property and the Clemson Best Western Property (see note on 2019 acquisitions, above). On February 20, 2020, the Company repaid the line of credit, short term, in the amount of $2,000,000 plus accrued interest of $21,437. Effective on February 21, 2020, the original maturity date of the line of credit, short term, the Company extended the line of credit, short term, for 60 days until April 21, 2020. On March 3, 2020 the Company received $550,000 in funding from the line of credit, short term, to fund working capital and dividend payments. On April 21, 2020, the Company extended the line of credit, short term, for 40 days until May 31, 2020. (See Note 11, below.)

The line of credit, short term, bears interest at a variable rate calculated at 250 basis points over USD 1-Month LIBOR as published in the Wall Street Journal. The rate adjusts on the first day of each month during which the loan is outstanding. As of March 31, 2020 and December 31, 2019, the rate in effect for the line of credit, short term, was 4.015 percent and 4.285 percent, respectively. Interest expense for the three months ended March 31, 2020, includes amortization of the capitalized issuance costs using the straight-line method, which approximates to the effective interest method, over the initial, six-month term of the loan.

Related party notes payable, short term

As of March 31, 2020, and December 31, 2019, the Company had related party notes payable, short term, outstanding in the principal amount of $0 and $852,000, respectively (see related party transactions, below). These notes, which were due on demand, were issued on September 30, 2019 in the principal amount of $183,000 and on October 2, 2019 in the principal amount of $80,000, both to fund a portion of the Company’s acquisition of the Brookfield Center Property, which closed on October 3, 2019. In addition, the Company issued a related party note payable in the principal amount of $589,000 on November 29, 2019 to fund dividends and working capital requirements. The related party notes payable bore interest at a fixed rate of 5 percent annually. On February 20, 2020, the Company repaid the related party notes payable, short term, in the principal amount of $852,000 plus accrued interest of $11,710.

Interest expense – loans payable

Interest expense, including amortization of capitalized issuance costs and payments received from the Company’s interest rate protection transactions for the Hampton Inn Property, consists of the following:

	For the three months ended March 31, 2020
	(unaudited)
	Mortgage Interest Expense	Amortization of discounts and capitalized issuance costs	Interest rate protection transaction payments	Other interest expense	Total
Franklin Square	$169,595	$4,638	$-	$-	$174,233
Hanover Square	103,684	3,183	-	-	106,867
Hampton Inn	174,929	34,890	-	3,987	213,806
Ashley Plaza	108,064	4,359	-	-	112,423
Clemson Best Western	140,070	22,437	-	1,991	164,498
Brookfield Center	47,813	2,838	-	-	50,651
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	-	20,299	-	44,444	64,743
Line of credit, short term	-	10,000	-	13,572	23,572
Related party notes payable, short term	-	-	-	5,835	5,835
Other interest	-	-	-	1,504	1,504
Total interest expense	$744,155	$102,644	$-	$71,333	$918,132

	For the three months ended March 31, 2019
	(unaudited)
	Mortgage Interest Expense	Amortization of capitalized issuance costs	Interest rate protection transaction payments	Other interest expense	Total
Franklin Square	$167,731	$4,638	$-	$-	$172,369
Hanover Square	107,265	3,183	-	-	110,448
Hampton Inn	199,891	34,890	(14,391)	1,694	222,084
Ashley Plaza	-	-	-	-	-
Clemson Best Western	-	-	-	-	-
Brookfield Center	-	-	-	-	-
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	-	-	-	-	-
Line of credit, short term	-	-	-	-	-
Related party notes payable, short term	-	-	-	-	-
Other interest	-	-	-	1,173	1,173
Total interest expense	$474,887	$42,711	$(14,391)	$2,867	$506,074

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of March 31, 2020 (unaudited)		As of December 31, 2019
	Accrued interest	Accumulated amortization of capitalized issuance costs	Accrued interest	Accumulated amortization of capitalized issuance costs
Franklin Square	$57,774	$54,111	$57,774	$49,473
Hanover Square	33,714	24,403	35,085	21,220
Hampton Inn	55,679	337,271	61,613	302,381
Ashley Plaza	36,813	10,171	-	5,812
Clemson Best Western	47,716	44,874	47,716	22,437
Brookfield Center	16,288	5,676	-	2,838
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	44,444	20,299	-	-
Line of credit, short term	1,657	-	9,522	20,000
Related party notes payable, short term	-	-	5,875	-
Total	$294,085	$496,805	$217,585	$424,161

Debt Maturity

The Company’s scheduled principal repayments on mortgages payable indebtedness as of March 31, 2020 (unaudited) are as follows:

Mortgages Payable
For the remaining nine months ending December 31, 2020	$10,816,123
2021	14,777,382
2022	8,274,526
2023	547,663
2024	569,094
Thereafter	22,431,483
Total Maturities	57,416,271
Less unamortized issuance costs	(693,948)
Total principal payments and debt maturities	$56,722,323

6.	Rentals under Operating Leases

Future minimum rentals (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of March 31, 2020 (unaudited) are as follows:

For the remaining nine months ending December 31, 2020	$3,716,407
2021	4,729,085
2022	3,686,198
2023	2,837,776
2024	2,220,199
Thereafter	5,680,079
Total minimum rents	$22,869,744

7.	Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 shares of common stock, $0.01 par value per share ("Common Shares"), and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 95.59% and 97.30% interest in the Operating Partnership as of March 31, 2020 and December 31, 2019, respectively. Limited partners in the Operating Partnership who have held their units for one year or longer have the right to redeem their common units for cash or, at the REIT’s option, Common Shares at a ratio of one common unit for one common share. Under the Agreement of Limited Partnership, distributions to unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per unit as dividends per share are paid to the REIT’s holders of Common Shares.

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

Common shares and operating partnership units outstanding

As of March 31, 2020 and December 31, 2019, respectively, there were 4,966,818 and 4,625,144 common units of the Operating Partnership outstanding with the REIT owning 4,747,968 and 4,500,144, respectively, of these common units. As of March 31, 2020 and December 31, 2019, respectively, there were 4,747,968 and 4,500,144 Common Shares of the REIT outstanding. As of March 31, 2020 and December 31, 2019, respectively, there were 125,000 common units of the Operating Partnership that were eligible for conversion to the Company’s Common Shares.

Warrants to purchase shares of common stock

On October 4, 2018, the Company issued a warrant to Moloney Securities Co. Inc. (the “Holder”), the lead underwriter of the issuances of the Company’s Common Shares in 2017 and the first six months of 2018, which grants the Holder the right to purchase 49,890 shares of the Company’s Common Shares, in whole or in part, at an exercise price of $12.50 per share, subject to certain conditions. The warrant was valued at $49,890 in the condensed consolidated financial statements, its fair value as of the date of issuance using the Black-Scholes Model.

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

On March 11, 2020, the Company’s Board of Directors approved a grant of 156,522 shares of Common Shares to two employees of the Manager who also serve as directors of the Company, a grant of 65,215 Common Shares to the Company’s five independent directors, and a grant of 26,087 shares to an Affiliate of the Company (as defined by the Plan) who provides contract financial and accounting services to the Company. The effective date of the grants was March 11, 2020. The Common Shares granted vest immediately and are unrestricted. However, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the Common Shares vested immediately, the fair value of the grants, or $569,995, was recorded to share based compensation expense on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

On each January 1 during the term of the Plan, the maximum number of shares of common stock that may be issued under the Plan will increase by eight percent (8%) of any additional shares of common stock or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of common stock, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of the January 1, 2020 adjustment and any subsequent adjustment. No adjustment to shares available for issuance under the Plan was made as of January 1, 2019. As of January 1, 2020, the shares available for issuance under the plan was adjusted to 313,165 shares. As of March 31, 2020, there are 65,341 shares available for issuance under the Plan.

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of March 31, 2020 and December 31, 2019, 125,000 of the Operating Partnership’s 218,850 common units outstanding were eligible to be converted, on a one-to-one basis, into Common Shares. The Operating Partnership’s common units have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's loss per common share is determined as follows:

	Three months ending March 31,
	2020 (unaudited)	2019 (unaudited)
Basic and diluted shares outstanding
Weighted average Common Shares – basic	4,553,440	2,321,582
Effect of conversion of operating partnership units	125,000	125,000
Weighted average common shares – diluted	4,678,440	2,446,582

Calculation of earnings per share – basic and diluted
Net loss attributable to common shareholders	$(1,724,293)	$(686,639)
Weighted average Common Shares – basic and diluted	4,553,440	2,321,582
Loss per share – basic and diluted	$(0.38)	$(0.30)

Dividends and Distributions

During the three months ended March 31, 2020, a dividend in the amount of $0.125 was paid on March 10, 2020 to shareholders of record on February 11, 2020. No dividends were paid during the three months ended March 31, 2019.

Total dividends and distributions to noncontrolling interests paid during the three months ending March 31, 2020 and 2019, respectively, are as follows:

	Three months ended March 31,
	2020 (unaudited)	2019 (unaudited)
Common shareholders (dividends)	$562,537	$-
Hanover Square Property noncontrolling interest (distributions)	20,800	-
Hampton Inn Property noncontrolling interest (distributions)	-	16,000
Operating Partnership unit holders (distributions)	27,356	-
Total dividends and distributions	$610,693	$16,000

8.	Commitments and Contingencies

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in South Carolina, North Carolina and Virginia, which represented 100 percent of the total annualized base revenues of the properties in its portfolio as of March 31, 2020. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Other Risks and Uncertainties

The Company’s investment properties have been significantly impacted by measures taken by local, state and federal authorities to mitigate the impact of the novel coronavirus (COVID-19), such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. The negative impact on room demand for our hotel properties and consumer demand for the goods and services of our retail tenants within our portfolio stemming from the novel coronavirus (COVID-19) could continue to be significant in the coming months.

As of the date of this Quarterly Report on Form 10-Q, approximately 66 percent of the tenants (based on gross leasable square footage) in the Company’s retail properties (the Franklin Square Property, Hanover Square Property and Ashley Plaza Property) have notified the Company that they are temporarily closed and approximately 34 percent of the tenants are open and operating, some with reduced operating hours. As of the date of this Quarterly Report on Form 10-Q, the Company has received approximately 58% of contractual base rent and common area reimbursables billed for the month of April. As is believed to be the case with retail landlords across the U.S., the Company has received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which the Company is evaluating on a case-by-case basis. As of the date of this Quarterly Report on Form 10-Q, the Company has not made any modifications to any of its tenants’ lease agreements.

As of the date of this Quarterly Report on Form 10-Q, one tenant consisting of approximately 58 percent of the gross leasable square footage in the Company’s flex center property (the Brookfield Center Property) has notified the Company that it is temporarily closed. The remaining tenants, consisting of approximately 42 percent of the gross leasable area, are operating. As of the date of this Quarterly Report on Form 10-Q, the Company has received approximately 49 percent of contractual base rent and common area reimbursables billed for the month of April. As of the date of this Quarterly Report on Form 10-Q, the Company has not made any modifications to any of its flex center property’s tenants’ lease agreements.

The Company’s hotel properties (the Hampton Inn Property and the Clemson Best Western Property) depend on leisure and business travel, and have experienced significant declines in occupancy rates and revenues that began in March, have continued in April and May, and which the Company expects to continue while the governmental restrictions on travel and stay-at-home orders remain in place. Occupancy rates for the months of March and April, 2020 and 2019, respectively, were:

	2020		2019
	March	April	March	April
Hampton Inn Property	33.32%	25.36%	64.13%	62.29%
Clemson Best Western Property (1)	26.96%	24.86%	67.30%	47.37%

(1)	2019 data for the Clemson Best Western Property is from the prior owner.

While intense efforts to reduce operating costs are underway, the Company cannot be certain as to what level of savings can be achieved overall to mitigate the material decline in hotel revenues we may experience. The federal government has provided assistance to the industries negatively affected by the virus, including the hospitality industry, and our two hotel properties have received loans under one of these programs (see Note 11), but the Company cannot be certain that such aid will mitigate the material reduction in revenue resulting from COVID-19 travel impacts.

The impact on revenue from the Company’s retail and flex center properties and tenants remains uncertain, but management anticipates that revenue may be decreased until consumer demand for the goods and services of the Company’s retail and flex center tenants returns to levels prior to the virus outbreak. There is uncertainty as to (i) the time, date and extent to which restrictions will be relaxed or lifted, (ii) when tenants that have closed, either voluntarily or by mandate, will reopen, and (iii) when customers will re-engage with tenants as they have in the past. Until such time as the virus is contained or eradicated and room demand for the Company’s hotel properties and consumer demand for the goods and services of the Company’s retail and flex center tenants returns to more customary levels, the Company may experience material reductions in our operating revenue.

The anticipated negative impact on revenues, discussed above, from the Company’s retail, flex center and hotel properties has also, and will continue, to impact the Company’s liquidity, resulting in reduced cash flow to meet the Company’s obligations. However, the Company’s refinancing of its Hanover Square Property mortgage (see Note 11, below) will provide net cash proceeds to provide an alternative source of liquidity for the Company to meet its obligations in the coming months.

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

 Litigation

The Company is not currently involved in any litigation or legal proceedings.

9.	Related Party Transactions

Medalist Fund Manager, Inc. (the “Manager”)

The Company is externally managed by the Manager, which makes all investment decisions for the Company. The Manager oversees the Company’s overall business and affairs and has broad discretion to make operating decisions on behalf of the Company and to make investment decisions.

The Company pays the Manager a monthly asset management fee equal to 0.125% of stockholders’ equity, payable in arrears in cash. For purposes of calculating the asset management fee, the Company’s stockholders’ equity means: (a) the sum of (1) the net proceeds from (or equity value assigned to) all issuances of the Company’s equity and equity equivalent securities (including common stock, common stock equivalents, preferred stock and OP Units issued by the Company’s operating partnership) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that the Company has paid to repurchase its common stock issued in this or any subsequent offering. Stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items (including depreciation and amortization) that have impacted stockholders’ equity as reported in the Company’s condensed consolidated financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Company’s Manager and its independent director(s) and approval by a majority of its independent directors.

For the three months ended March 31, 2020 and 2019, the Company incurred $144,862 and $93,925, in asset management fees, respectively. Asset management fees are recorded on the Company’s condensed consolidated statements of operations as either (i) retail center property operating expenses, (ii) hotel property operating expenses or (iii) legal, accounting and other professional fees, depending on the basis on which the asset management fee is determined. As of March 31, 2020 and December 31, 2019, respectively, the Company had $26,088 and $0 in accrued and unpaid asset management fees that were due to the Manager.

The Manager also receives an acquisition fee of 2.0% of the purchase price plus transaction costs, for each property acquired or investment made on the Company’s behalf at the closing of the acquisition of such property or investment, in consideration for the Manager’s assistance in effectuating such acquisition. Acquisition fees are allocated and added to the fair value of the tangible assets acquired. No acquisition fees were earned or paid during the three months ending March 31, 2020 or 2019.

The Manager will be entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in this offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to this offering, and (B) 7%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period. For purposes of calculating the incentive fee during the first years after completion of this offering, adjusted funds from operations (“AFFO”) will be determined by annualizing the applicable period following completion of this offering. AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. The Company further adjusts funds from operations (“FFO”) for certain items that are not added to net income in the National Association of Real Estate Investment Trusts’ (NAREIT) definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on real estate investments). No incentive fees were earned or paid during the three months ending March 31, 2020 or 2019.

The Company entered into a series of related party notes payable, short term with the Manager by which the Manager advanced funds for acquisitions, dividends and working capital. On September 30, 2019 and October 2, 2019, the Manager advanced $183,000 and $80,000 respectively, to fund a portion of the Company’s acquisition of the Brookfield Center Property which closed on October 3, 2019. On November 29, 2019, the Manager advanced $589,000 to the Company to fund dividends and working capital requirements. The notes bore interest at a rate of 5 percent annually. On February 20, 2020, the Company repaid the related party notes payable, short term, in the principal amount of $852,000 plus accrued interest of $11,710.

Other related parties

The Company pays Shockoe Properties, LLC, a subsidiary of Dodson Properties, an entity in which one of the owners of the Manager holds a 6.32 percent interest, an annual property management fee of up to 3 percent of the monthly gross revenues of the Franklin Square, Hanover Square, Ashley Plaza and Brookfield properties. These fees are paid in arrears on a monthly basis. During the three months ended March 31, 2020 and 2019, the Company paid Shockoe Properties, LLC property management fees of $45,325 and $27,134, respectively.

10.	Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. As of March 31, 2020, the Company had the following reportable segments:  retail center properties, flex center properties and hotel properties. During the periods presented, there have been no material intersegment transactions.

Although the Company’s flex center property has tenants that are similar to tenants in its retail center properties, the Company considers its flex center properties as a separate reportable segment. Flex properties are considered by the real estate industry as a distinct subset of the industrial market segment. Flex properties contain a mix of industrial/warehouse and office spaces. Warehouse space that is not air conditioned can be used flexibly by building office or showroom space that is air conditioned, depending on tenants’ needs.

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

The following table presents property operating revenues, expenses and NOI by product type:

	For the three months ended March 31,
	Hotel properties		Retail center properties		Flex center property		Total
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	2020	2019	2020	2019	2020	2019	2020	2019
Revenues	$956,868	$644,488	$1,370,287	$893,994	$195,152	$-	$2,522,307	$1,538,482
Operating expenses	962,696	581,975	355,597	269,275	52,559	-	1,370,852	851,250
Net operating (loss) income	$(5,828)	$62,513	$1,014,690	$624,719	$142,593	$-	$1,151,455	$687,232

11.	Subsequent Events

As of May 14, 2020, the following events have occurred subsequent to the March 31, 2020 effective date of the condensed consolidated financial statements:

Extension of Line of Credit, Short Term

The 60 day extension of the line of credit, short term, expired on April 21, 2020. On April 21, 2020, the Company entered into a second extension for the line of credit, short term, for a 40 day period until May 31, 2020.

Mandatorily Redeemable Preferred Stock Dividend

On April 27, 2020, a preferred dividend in the amount of $0.3722 was paid to the Company’s mandatorily redeemable preferred stock shareholders of record as of April 24, 2020 for the stub period from February 19, 2020 through April 27, 2020.

Small Business Administration Paycheck Protection Program Loans

On April 30, 2020, the Company entered into a loan agreement for $129,600 under the Small Business Administration Paycheck Protection Program (the “SBA PPP Loan Program”) on behalf of a wholly owned subsidiary, MDR Clemson TRS, LLC, the entity that operates the Clemson Best Western Property. The Company plans to use these funds pursuant to the limitations established by the SBA PPP Loan Program for payroll and other eligible expenses for the Clemson Best Western Property. Under the terms of the loan, all, a portion or none of the loan may be forgiven, based on criteria established by the SBA PPP Loan Program. Any portion of the loan that is not forgiven will bear interest at a fixed rate of 1 percent per annum and be repaid in 18 monthly installments of principal and interest of $7,295 beginning on November 1, 2020.

On April 30, 2020, the Company entered into a loan agreement for $176,300 under the SBA PPP Loan Program on behalf of a subsidiary, MDR PMI Greensboro TRS, LLC, the entity that operates the Hampton Inn Property. The Company plans to use these funds pursuant to the limitations established by the SBA PPP Loan Program for payroll and other eligible expenses for the Hampton Inn Property. Under the terms of the loan, all, a portion or none of the loan may be forgiven, based on criteria established by the SBA PPP Loan Program. Any portion of the loan that is not forgiven will bear interest at a fixed rate of 1 percent per annum and be repaid in 18 monthly installments of principal and interest of $9,923 beginning on November 1, 2020.

Hanover Square Property Refinancing

On May 8, 2020, the Company entered into a refinancing transaction with the mortgage lender for the Hanover Square Property.  Under this transaction, the principal amount of the loan was increased to $10,500,000 and the interest rate reduced to a fixed rate of 4.25 percent until January 1, 2023, when the interest rate will adjust to a new fixed rate which will be determined by adding 3.00 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25 percent. The fixed monthly payment, which includes principal and interest, increased to $56,882.  Proceeds, net of capitalized loan issuance costs of $42,352, were $1,951,845.  The noncontrolling owner of the Hanover Square Property received 16% of the net proceeds.  The remaining proceeds of approximately $1,570,000, after the pre-payment of real estate taxes and interest at closing, will be used by the Company for working capital and property acquisitions.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

☐	the competitive environment in which we operate;

☐	national, international, regional and local economic conditions;

☐	capital expenditures;

☐	the availability, terms and deployment of capital;

☐	financing risks;

☐	the general level of interest rates;

☐	changes in our business or strategy;

☐	fluctuations in interest rates and increased operating costs;

☐	our limited operating history;

☐	the degree and nature of our competition;

☐	our dependence upon our Manager and key personnel;

☐	defaults on or non-renewal of leases by tenants;

☐	decreased rental rates or increased vacancy rates;

☐	our ability to make distributions on shares of our common stock and preferred stock;

☐	difficulties in identifying properties to acquire and completing acquisitions;

☐	our ability to operate as a public company;

☐	potential natural disasters such as hurricanes;

☐	COVID-19 pandemic;

☐	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;

☐	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates; and

☐	related industry developments, including trends affecting our business, financial condition and results of operations.

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

As of March 31, 2020, our company owned and operated six investment properties, the Shops at Franklin Square (the “Franklin Square Property”), a 134,239 square foot retail property located in Gastonia, North Carolina, the Greensboro Hampton Inn (the “Hampton Inn Property”) a hotel with 125 rooms on 2.162 acres in Greensboro, North Carolina, the Hanover North Shopping Center (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 160,356 square foot retail property located in Goldsboro, North Carolina, the Clemson Best Western University Inn (the “Clemson Best Western Property”), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina and Brookfield Center (the “Brookfield Center Property”), a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina. As of March 31, 2020, we owned 75 percent of the Hampton Inn Property as a tenant in common with a noncontrolling owner which owned the remaining 25 percent interest. The tenants in common lease the Hampton Inn Property to a taxable REIT subsidiary that is also owned 75 percent by us and 25 percent by the noncontrolling owner. As of March 31, 2020, we owned 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owned the remaining 16 percent interest.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have Investments. As of March 31, 2020, our reportable segments were retail center properties, flex center properties, and hotel properties.

Recent Trends and Activities

Significant events that have impacted our company are summarized below.

Equity Issuances

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

Mandatorily redeemable preferred stock issuance

On February 19, 2020, our company issued and sold 200,000 shares of 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) at $23.00 per share, resulting in gross proceeds of $4,600,000. Net proceeds from the issuance were $3,860,882, which includes the impact of the underwriter’s discounts, selling commissions and legal, accounting and other professional fees. Our company created an escrow for $371,111 for the first year of dividends, which is reported as restricted cash on our company’s condensed consolidated balance sheet. Our company has classified the Series A Preferred Stock as a liability in accordance with ASC Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying consolidated statements of operations (unaudited).

Common stock grants under the 2018 Equity Incentive Plan

On July 18, 2019, our company’s Board of Directors approved a grant of 14,000 shares of our common stock to our company’s five independent directors. The effective date of the grants was July 18, 2019. The shares granted vested immediately and were unrestricted. However, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the shares vested immediately, the fair value of the grants, or $61,600, was recorded to expense on the effective date of the grant. The fair value of the grants was determined by the market price of our company’s common stock on the effective date of the grant.

On March 11, 2020, our company’s Board of Directors approved a grant of 156,522 shares of Common Shares to two employees of the Manager who also serve as directors of our company, a grant of 65,215 Common Shares to our company’s five independent directors, and a grant of 26,087 shares to an Affiliate of our company (as defined by the Plan) who provides contract financial and accounting services to our company. The effective date of the grants was March 11, 2020. The Common Shares granted vested immediately and were unrestricted. However, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the Common Shares vested immediately, the fair value of the grants, or $569,995, was recorded to share based compensation expense on the effective date of the grant. The fair value of the grants was determined by the market price of our company’s Common Shares on the effective date of the grant.

2019 Acquisitions

The Ashley Plaza Property

On August 30, 2019, our company completed its acquisition of the Ashley Plaza Property, a 160,356 square foot retail property located in Goldsboro, North Carolina, through a wholly owned subsidiary. The Ashley Plaza Property, built in 1977 and fully renovated in 2018, was 98 percent leased as of March 31, 2020 and is anchored by Hobby Lobby, Harbor Freight and Ashley Home Store. The purchase price for the Ashley Plaza Property was $15,200,000 paid through a combination of cash provided by our company, the incurrence of new mortgage debt and funds from a line of credit, short term. Our company’s total investment, including acquisition and closing costs, escrows and lease reserves was $15,885,444, including $204,300 of loan issuance costs. Our company paid $357,823 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

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

The Brookfield Center Property

On October 3, 2019, our company completed its acquisition of the Brookfield Center Property, a 64,880 square foot flex-industrial property located in Greenville, South Carolina, through a wholly owned subsidiary. The Brookfield Center Property, built in 2007, was 93.8 percent leased as of March 31, 2020. Major tenants include Gravitopia Trampoline Park and Summit Church. The purchase price for the Brookfield Center Property was $6,700,000 paid through a combination of cash provided by our company, the incurrence of new mortgage debt and funds from related party notes payable, short term. Our company’s total investment, including $113,505 of loan issuance costs, was $7,102,643. Our company paid $207,957 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Financing Activities

Our company financed its acquisitions of its investment properties through mortgages, as follows:

	Monthly	Interest		Balance
Property	Payment	Rate	Maturity	March 31, 2020	December 31, 2019
Franklin Square	Interest only	4.70%	October 2021	$14,275,000	$14,275,000
Hampton Inn (a)	Interest only	Variable	November 2020	10,600,000	10,600,000
Hanover Square (b)	$51,993	4.90%	December 2027	8,541,271	8,592,195
Ashley Plaza (c)	Interest only	3.75%	September 2029	11,400,000	11,400,000
Clemson Best Western (d)	Interest only	Variable	October 2022	7,750,000	7,750,000
Brookfield Center (e)	Interest only	3.9%	November 2029	4,850,000	4,850,000
				57,416,271	57,467,195

(a)	The mortgage loan for the Hampton Inn Property bears interest at a variable rate based on LIBOR with a minimum rate of 6.1 percent. The interest rate payable is the USD LIBOR one-month rate plus 5 percent. As of March 31, 2020 and December 31, 2019, respectively, the rates in effect for the Hampton Inn Property mortgage loan were 6.10 percent and 6.75 percent. The mortgage loan for the Hampton Inn property matures on November 9, 2020. However, our company has options to extend the term of the mortgage loan for two successive 12 month terms.

(b)	As part of its acquisition of the Hanover Square Property, our company assumed a secured loan of $8,527,315 and incurred additional mortgage debt from the same lender of $372,685. The mortgage loan for the Hanover Square Property matures on December 1, 2027 and requires monthly payments of principal, on a 25-year amortization schedule, and interest during the term. The mortgage loan for the Hanover Square Property will bear interest at 4.90 percent through January 1, 2023, at which time the interest rate will be adjusted to the daily average yield on US Treasury securities adjusted to a constant maturity of five years, plus 3.10 percent with an interest rate floor of 4.90 percent. The fixed monthly payment includes principal and interest.

(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and is interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment will be $52,795 for the remaining term of the loan, which will include interest at the fixed rate, and principal, based on a thirty year amortization schedule.

(d)	The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of March 31, 2020, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent.

(e)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment will be $22,876 for the remaining term of the loan, which will include interest at the fixed rate, and principal, based on a thirty year amortization schedule.

As of March 31, 2020, our company had a line of credit, short term, outstanding in the principal amount of $550,000 and $2,000,000, respectively. The line of credit, short term, was established on August 21, 2019 to provide short term funding for our company’s acquisition of the Ashley Plaza Property and the Clemson Best Western Property (see note on 2019 acquisitions, above). On February 20, 2020, our company repaid the line of credit, short term, in the amount of $2,000,000 plus accrued interest of $21,437. Effective on February 21, 2020, the original maturity date of the line of credit, short term, our company extended the line of credit, short term, for 60 days until April 21, 2020. On March 3, 2020 our company received $550,000 in funding from the line of credit, short term, to fund working capital and dividend payments. On April 21, 2020, we extended the line of credit, short term, for 40 days until May 31, 2020.

The line of credit, short term, bears interest at a variable rate calculated at 250 basis points over USD 1-Month LIBOR as published in the Wall Street Journal. The rate adjusts on the first day of each month during which the loan is outstanding. As of March 31, 2020, the rate in effect for the line of credit, short term, was 4.015 percent. Interest expense includes amortization of the capitalized issuance costs using the straight-line method, which approximates to the effective interest method, over the six-month term of the loan.

As of March 31, 2020, our company had no related party notes payable, short term, outstanding. During the three months ended March 31, 2020 our company repaid related party notes payable, short term, in the principal amount of $852,000 plus accrued interest of $11,710. These notes were issued on September 30, 2019 in the principal amount of $183,000 and on October 2, 2019 in the principal amount of $80,000, both to fund a portion of our company’s acquisition of the Brookfield Center Property, which closed on October 3, 2019. In addition, our company issued a related party note payable in the principal amount of $589,000 on November 29, 2019 to pay dividends and fund working capital requirements. The related party notes payable bore interest at a rate of 5 percent annually.

COVID-19 Impact

The following discussion is intended to provide certain information regarding the impacts of the COVID-19 pandemic on our company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding our company’s portfolio are estimates based on information available to our company as of the date of this Quarterly Report on Form 10-Q. As a result of the rapid development, fluidity and uncertainty surrounding this situation, our company expects that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our company’s business, operations, cash flows and financial condition for the second quarter of 2020 and future periods.

The spread of COVID-19 is having a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the Mid-Atlantic states in which our company’s properties are located, and the broader financial markets. Nearly every industry has been impacted directly or indirectly, and the U.S. hospitality and retail markets have come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders.

These containment measures, which generally do not apply to businesses designated as “essential,” are affecting the operations of different categories of our company’s retail and flex property tenants to varying degrees with, for example, certain essential businesses remain open and operational, restaurants generally limited to take-out and delivery services only, and non-essential businesses generally forced to close. There is uncertainty as to (i) the time, date and extent to which these restrictions will be relaxed or lifted, (ii) when tenants that have closed, either voluntarily or by mandate, will reopen, and (iii) when customers will re-engage with tenants as they have in the past.

Our company owns three retail properties and one flex center properties in the Mid-Atlantic states. As of the date of this Quarterly Report on Form 10-Q, all of our company’s retail properties and its flex center property are open. As of the date of this Quarterly Report on Form 10-Q our company’s portfolio and tenants have been impacted by these and other factors as follows:

•	Few of our company’s retail property and flex center tenants are considered essential businesses.

•	Approximately 66 percent of the tenants (based on gross leasable square footage) in our company’s retail properties (the Franklin Square Property, Hanover Square Property and Ashley Plaza Property) have notified our company that they are temporarily closed.

•	Approximately 34 percent of the tenants (based on gross leasable square footage) are open and operating, some with reduced operating hours.

•	Our company has received approximately 58 percent of contractual base rent and common area reimbursables billed for the month of April.

•	One tenant consisting of approximately 58 percent of the gross leasable square footage in the Company’s flex center property has notified us that it is temporarily closed.

•	As of the date of this Quarterly Report on Form 10-Q our company has not made any lease concessions or modifications to any of its tenants’ lease agreements.

Our company also owns two hotel properties in the Mid-Atlantic states. These properties depend on leisure and business travel and, as of the date of this Quarterly Report on Form 10-Q, have been impacted by the COVID-19 containment measures as follows:

•	Significant declines in occupancy rates and revenues began in March, have continued in April and May, and are expected to continue while the governmental restrictions on travel and stay-at-home orders remain in place.

•	For the months of March and April 2020 and 2019, respectively, average occupancy for the Company’s hotel properties was:

	2020		2019
	March	April	March	April
Hampton Inn Property	33.32%	25.36%	64.13%	62.29%
Clemson Best Western Property	26.96%	24.86%	67.30%	47.37%

•	Staffing levels at the hotel properties have been significantly reduced and services curtailed to reduce operating costs. Entire floors have been temporarily shut down to reduce utility costs.

Our company has taken a number of proactive measures to maintain the strength of its business and manage the impact of COVID-19 on our company’s operations and liquidity. To enhance its liquidity position and maintain financial flexibility, our company has:

•	Renewed and increased its line of credit, short term, with the lender, providing additional unsecured credit of $1,950,000.

•	Entered into a refinancing transaction with the mortgage lender for the Hanover Square Property, under which the principal amount of the loan was increased to $10,500,000, providing $1,951,845 in financing proceeds, net of capitalized loan issuance costs. After a pro rata distribution of proceeds to the noncontrolling owner of the Hanover Square Property and the pre-payment of real estate taxes and interest at closing, our company generated $1,570,000.

•	Applied for and received loans from the Small Business Administration Paycheck Protection Program for the entities that operate its two hotel properties. The entity that operates the Hampton Inn Property received a loan of $176,300 and the entity that operates the Clemson Best Western Property received a loan of $129,600.

•	Our company’s board of directors will continue to evaluate our company’s dividend policy. Given the uncertainty of the COVID-19 pandemic’s near and potential long-term impact on our company’s business, and in order to preserve its liquidity position, our company’s board of directors may consider temporarily suspending quarterly dividend distributions. Our company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.

Our company derives revenues primarily from rents and reimbursement payments received from tenants under leases at our company’s properties. Our company’s operating results therefore depend materially on the ability of its tenants to make required rental payments. The extent to which the COVID-19 pandemic impacts the businesses of our company’s tenants, and our company’s operations and financial condition, will depend on future developments which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and such containment measures, among others. While the extent of the outbreak and its impact on our company, its tenants and the U.S. retail market is uncertain, a prolonged crisis could result in continued disruptions in the credit and financial markets, a continued rise in unemployment rates, decreases in consumer confidence and consumer spending levels and an overall worsening of global and U.S. economic conditions. The factors described above, as well as additional factors that our company may not currently be aware of, could materially negatively impact our company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for retail space at our company’s properties, difficulties in accessing capital, impairment of our company’s long-lived assets and other impacts that could materially and adversely affect our company’s business, results of operations, financial condition and ability to pay distributions to stockholders.

Off-Balance Sheet Arrangements

As of March 31, 2020 and December 31, 2019, we have no off-balance sheet arrangements.

Summary of Critical Accounting Policies

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex or significant judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, “Summary of Significant Accounting Policies,” of our Condensed Consolidated Financial Statements. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

Our company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective on January 1, 2019. This adoption did not have a material impact on our company’s recognition of revenues from either its retail center properties, flex center property or hotel properties.

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

Acquisition of Investments in Real Estate

The adoption of ASU 2017-01, as discussed in Note 2, “Summary of Significant Accounting Policies” of the Condensed Consolidated Financial Statements included in this report, has impacted our accounting framework for the acquisition of investment properties. Upon acquisition of investment properties, our company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities, including in-place leases, above- and below-market leases, tenant relationships and assumed debt based on evaluation of information and estimates available at that date. Fair values for these assets are not directly observable and estimates are based on comparable market data and other information which is subjective in nature, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

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

REIT Status

We are a Maryland corporation that has elected to be treated, for U.S. federal income tax purposes, as a REIT. We elected to be taxed as a REIT under the Code For the three months ended March 31, 2017 and have not revoked such election. A REIT is a corporate entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90 percent of its adjusted taxable income to stockholders. As a REIT, we generally will not be subject to corporate level federal income tax on our taxable income if we annually distribute 100 percent of our taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to regular federal and state corporate income taxes and may not be able to elect to qualify as a REIT for four subsequent taxable years. Our qualification as a REIT requires management to exercise significant judgment and consideration with respect to operational matters and accounting treatment. Therefore, we believe our REIT status is a critical accounting estimate.

Liquidity and Capital Resources

Our business model is intended to drive growth through acquisitions. Access to the capital markets is an important factor for our continued success. We expect to continue to issue equity in our company, with proceeds being used to acquire additional investment properties.

Our primary liquidity needs are funding for (1) operations, including operating expenses, corporate and administrative costs, payment of principal of, and interest on, outstanding indebtedness, and escrow and reserve payments associated with long-term debt financing for our properties; (2) investing needs, including property acquisitions and recurring capital expenditures; and (3) financing needs, including cash dividends and debt repayments.

Internal liquidity to fund operating needs will be provided primarily by the rental receipts from our retail properties and flex center property, and revenues from our hotel properties. However, we expect the impact of the COVID-19 pandemic, including the effects on our financial and operational results that provide the liquidity for operating needs, to be significant. The extent of the impact will be dictated by, among other things, its nature, duration and scope, the success of efforts to contain the spread of COVID-19 and the impact of actions taken in response to the pandemic including travel bans and restrictions, quarantines, shelter in place orders, the promotion of social distancing and limitations on business activity, including business closures. Possible future declines in rental rates and expectations of future rental concessions, including granting free rent to induce tenants to renew their leases early, to retain tenants who are up for renewal, or to attract new tenants, or requests from tenants for rent abatements during periods when they are severely impacted by COVID-19, may result in decreases in our cash flows from our retail and flex properties. The current and potential future travel bans and stay at home orders have and are expected to materially affect our hotel revenues. At this point, the extent to which the COVID-19 pandemic may impact the economy and our business is uncertain, but pandemics or other significant public health events could have a material adverse effect on our business, results of operations and internal liquidity.

External liquidity sources that we have currently identified are (i) our ongoing efforts to raise capital by the issuance of shares of common or preferred stock, (ii) bank financing through line of credits, either short term (for a term less than one year) or long term (for a term between one and two years) and (iii) refinancing of mortgages payable. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure, including our mortgages payable. While some of our mortgages are not pre-payable, some mortgages payable present opportunities for refinancing.

However, the debt markets remain sensitive to the macro-economic environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage backed securities ("CMBS") industries and the COVID-19 pandemic. We may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including but not limited to securitized debt, fixed rate loans, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing. Additionally, the significant disruption and volatility in the global capital markets increases the cost of capital and may adversely impact our access to the capital markets.

Cash Flows

At March 31, 2020, our consolidated cash and restricted cash on hand totaled $2,822,993 compared to consolidated cash on hand of $3,239,783 at March 31, 2019. Cash from operating activities, investing activities and financing activities for the three months ended March 31, 2020 and 2019 are as follows:

Operating Activities

For the three months ended March 31, 2020, our financial results include the impact of owning six properties (the Franklin Square Property, the Hampton Inn Property, the Hanover Square Property, the Ashley Plaza Property, the Clemson Best Western Property and the Brookfield Center Property). For the three months ended March 31, 2019, our company owned and operated three properties (the Franklin Square Property, the Hampton Inn Property, and the Hanover Square Property).

During the three months ended March 31, 2020 our cash provided by operating activities was $16,784 compared to cash provided by operating activities of $84,822 for the three months ended March 31, 2019, a decrease of cash provided by operating activities of $68,038.

Cash provided by (used in) operating activities has two components. The first component consists of net operating income adjusted for non-cash operating income and expenses. During the three months ending March 31, 2020 and 2019, these cash and non-cash operating activities resulted in net cash used in operating activities of $135,781 and $195,930, respectively, a decrease of $60,149 in cash used in operations. The reduction in cash used in operations is a result of the acquisition of the Ashley Plaza Property and Brookfield Center Property, offset by reduced performance of the hotel properties, the existing Hampton Inn Property and the Clemson Best Western Property acquired in 2019, due to reduced occupancy in March resulting from the impact of COVID-19.

The second component consists of changes in current assets and current liabilities. Increases in current assets and decreases in current liabilities result in cash used in operations. Decreases in current assets and increases in current liabilities result in cash provided by operations. During the three months ending March 31, 2020 and 2019, net changes in current asset and current liability accounts resulted in $152,565 and $280,752, respectively, in cash provided by operations, a decrease of $128,187 in cash provided by operations. The net of (i) the $60,149 decrease in cash used in operations from the first category and (ii) the $128,187 decrease in cash provided by operations results in a decrease of cash provided by operations of $68,038.

Investing Activities

During the three months ended March 31, 2020, our cash used in investing activities was $163,246, compared to cash used in investing activities of $778,600 during the three months ended March 31, 2019, a decrease in cash used in investing activities of $615,354. During the three months ended March 31, 2020, cash used investing activities consisted of $163,246 in capital expenditures, including $85,507 in interior construction costs and furniture, fixtures and equipment for the Property Improvement Plan for the Hampton Inn Property, $12,642 in leasing commissions for the Franklin Square Property, $2,597 in leasing commissions for the Hanover Square Property, and $62,500 in leasing commissions and tenant improvements for the Ashley Plaza Property.

During the three months ended March 31, 2019, cash used in investing activities included $372,831 in advance deposits for furniture and fixtures related to the Property Improvement Plan for the Hampton Inn Property and $405,769 in capital expenditures, consisting of $362,519 in interior and exterior construction costs for the Property Improvement Plan for the Hampton Inn Property, $32,630 in tenant improvements and leasing commissions for the Franklin Square Property and $10,620 in equipment for the Hampton Inn Property.

There were no non-cash investing activities for the three months ended March 31, 2020. Non-cash investing activities for the three months ended March 31, 2019 that did not affect our cash used in investing activities were $515,430, representing advance deposits made for Hanover Square Property furniture, fixtures and equipment that was expended during prior periods and transferred to investment properties during the three months ended March 31, 2019.

Financing Activities

During the three months ended March 31, 2020, our cash provided by financing activities was $897,265 compared to cash used in investing activities of $187,235 during the three months ended March 31, 2019, an increase in cash provided by financing activities of $1,084,500. During the three months ended March 31, 2020, we generated net proceeds, after offering costs, from our preferred stock issuance of $3,860,882, and we generated funds from a line of credit, short term, net, in the amount of $550,000. Additionally, our company used funds to repay a line of credit, short term, in the amount of $2,000,000, related party notes payable, short term, in the amount of $852,000, and mortgage debt principal associated with the Hanover Square Property of $50,924. Our company paid dividends and distributions of $610,693 during the three months ended March 31, 2020.

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

Future Liquidity Needs

Liquidity for general operating needs and our company’s investment properties is generally provided by the rental receipts from those properties. Liquidity for growth (acquisition of new investment properties) will be provided by raising additional investment capital. In addition, our company continually reviews and evaluates its outstanding mortgages payable for refinancing opportunities. While some of our mortgages payable are not pre-payable, some mortgages payable may present opportunities for refinancing.

On May 8, 2020, we closed a refinancing transaction with the mortgage lender for the Hanover Square Property by which the principal amount of the loan was increased to $10,500,000.  (See Note 11 to the Notes to Condensed Consolidated Financial Statement.)  Proceeds, net of capitalized loan issuance costs, were $1,951,845.  After a pro rata distribution of proceeds to the noncontrolling owner of the Hanover Square Property and the pre-payment of real estate taxes and interest at closing, our company generated $1,570,000.

Results of Operations

Revenues

Total revenue was $2,522,307 for the three months ended March 31, 2020, consisting of $1,370,287 in revenues from retail center properties, $956,868 from hotel properties and $195,152 from the flex center property. Total revenues for the three months ended March 31, 2020 increased by $983,825 over the three months ended March 31, 2019, due to the acquisition of three new properties, the Ashley Plaza Property, the Clemson Best Western Property and the Brookfield Center Property.

	For the three months ended March 31,		Increase /
	2020	2019	(Decrease)
Revenues
Retail center properties	$1,370,287	$893,994	$476,293
Hotel properties	956,868	644,488	312,380
Flex center property	195,152	-	195,152
	$2,522,307	$1,538,482	$983,825

Revenues from retail center properties were $1,370,287 for the three months ended March 31, 2020, an increase of $476,923 over retail center property revenues for the three months ended March 31, 2019 due to new tenant revenues from the Franklin Square Property and the Hanover Square Property, and the acquisition of the Ashley Plaza Property.

	For the three months ended March 31,		Increase /
	2020	2019	(Decrease)
Retail Center Properties
Franklin Square Property	$578,922	$567,561	$11,361
Hanover Square Property	377,524	326,433	51,091
Ashley Plaza Property	413,841	-	413,841
	$1,370,287	$893,994	$476,293

Revenues from hotel properties were $956,868 for the three months ended March 31, 2020, an increase of $312,380 over revenues from hotel properties for the three months ended March 31, 2019. Revenues of $376,918 from the Clemson Best Western Property, which was acquired on September 27, 2019, offset a decline in revenues from the Hampton Inn Property of $64,538, due to reduced occupancy resulting from COVID-19.

	For the three months ended March 31,		Increase /
	2020	2019	(Decrease)
Hotel Properties
Hampton Inn Property	$579,950	$644,488	$(64,538)
Clemson Best Western Property	376,918	-	376,918
	$956,868	$644,488	$312,380

Revenues from the flex center property were $195,152 for the three months ended March 31, 2020 resulting from the acquisition of the Brookfield Center Property on October 3, 2019.

	For the three months ended March 31,		Increase /
	2020	2019	(Decrease)
Brookfield Center Property	$195,152	$-	$195,152

Operating Expenses

Total operating expenses were $3,436,437 for the three months ended March 31, 2020, consisting of $355,597 in expenses from retail center properties, $962,696 in expenses from hotel properties, $52,559 in expenses from the flex center property, $569,995 in share based compensation expenses, $402,795 in legal, accounting and other professional fees, $75,388 in corporate general and administrative expenses, and $1,017,407 in depreciation and amortization.

	For the three months ended March 31,		Increase /
	2020	2019	(Decrease)
Investment Property Operating Expenses
Retail center properties	$355,597	$269,275	$86,322
Hotel properties	962,696	581,975	380,721
Flex center property	52,559	-	52,559
	$1,370,852	$851,250	$519,602

Operating expenses for retail center properties were $355,597 for the three months ended March 31, 2020, an increase of $86,322 over retail center property operating expenses for the three months ended March 31, 2019, due to slight increases in operating expenses for the Franklin Square Property and the Hanover Square Property and the acquisition of the Ashley Plaza Property.

	For the three months ended March 31,		Increase /
	2020	2019	(Decrease)
Retail Center Properties
Franklin Square Property	$186,819	$183,214	$3,605
Hanover Square Property	86,629	86,061	568
Ashley Plaza Property	82,149	-	82,149
	$355,597	$269,275	$86,322

Operating expenses for hotel properties were $962,696 for the three months ended March 31, 2020, an increase of $380,721 over operating expenses from hotel properties for the three months ended March 31, 2019. Operating expenses of $426,661 for the Clemson Best Western Property, which was acquired on September 27, 2019, offset a slight decline in operating expenses from the Hampton Inn Property of $45,940, due to reduced variable expenses from lower occupancy and cost-cutting measures put in place in response to COVID-19.

	For the three months ended March 31,		Increase /
	2020	2019	(Decrease)
Hotel Properties
Hampton Inn Property	$536,035	$581,975	$(45,940)
Clemson Best Western Property	426,661	-	426,661
	$962,696	$581,975	$380,721

Operating expenses from the flex center property were $52,559 for the three months ended March 31, 2020 resulting from the acquisition of the Brookfield Center Property on October 3, 2019.

	For the three months ended March 31,		Increase /
	2019	2018	(Decrease)
Brookfield Center Property	$52,559	$-	$52,559

Operating Loss

Operating loss for the three months ended March 31, 2020 was $914,130, an increase of $625,747 over the operating loss of $288,383 for the three months ended March 31, 2019. Increased operating income of $464,223 resulting from the acquisition of the Ashley Plaza Property, the Clemson Best Wester Property and the Brookfield Center Property was offset by (i) increased depreciation and amortization expense of $451,244 resulting from the three property acquisitions (ii) share-based compensation expense of $569,995, (iii) increased legal, accounting and other professional fees of $49,048, and (iv) increased corporate general and administrative expenses of $19,683.

Interest Expense

Interest expense for the three months ended March 31, 2020 was as follows:

	For the three months ended March 31,		Increase/
	2020	2019	(Decrease)
Franklin Square	$174,233	$172,369	$1,864
Hanover Square	106,867	110,448	(3,581)
Hampton Inn	213,806	222,084	(8,278)
Ashley Plaza	112,423	-	112,423
Clemson Best Western	164,498	-	164,498
Brookfield Center	50,651	-	50,651
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	64,743	-	64,743
Line of credit, short term	23,572	-	23,572
Related party notes payable, short term	5,835	-	5,835
Other interest	1,504	1,173	331
Total interest expense	$918,132	$506,074	$412,058

Total interest expense for the three months ended March 31, 2020 increased by $412,058 over the three months ended March 31, 2019. This increase was a result of new investment property interest expense from the Ashley Plaza Property, Clemson Best Western Property and Brookfield Center Property, and new interest expense resulting from the preferred stock dividends, line of credit, short term, and the related party notes payable, short term. Interest expense above includes non-cash amortization of discounts and capitalized issuance costs and the impact of payments received from the interest rate protection transactions. See Note 5 of the accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Net Loss

Total net loss was $1,833,180 for the three months ended March 31, 2020, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $1,724,293. Total net loss was $840,486 for the three months ended March 31, 2019, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $686,639.

Total net loss for the three months ended March 31, 2020 increased by $992,694 over the three months ended March 31, 2019, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, total net loss for the three months ended March 31, 2020 increased by $1,037,654 over the three months ended March 31, 2019.

The increase in net loss was a result of $1,502,028 in increased expenses during the three months ended March 31, 2020, consisting of (i) share-based compensation of $569,995 recognized during the three months ended March 31, 2020, (ii) increased depreciation and amortization of $451,244 for the three months ended March 31, 2020 resulting from the acquisition of the Ashley Plaza Property, Clemson Best Western Property and the Brookfield Center Property, (iii) increased interest expense of $412,058 resulting from the acquisitions of the Ashley Plaza Property, Clemson Best Western Property and Brookfield Center Property, (iv) increased legal, accounting and other professional fees of $49,048 and (v) increased corporate general and administrative expenses of $19,683.  These increased expenses were offset by increased property operating income (the difference between investment property revenues and investment property expenses) of $464,223 resulting from the acquisition of the Ashley Plaza Property, Clemson Best Western Property and Brookfield Center Property and decreased other loss of $45,111.

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

NAREIT’s December 2018 White Paper states, “FFO of a REIT includes the FFO of all consolidated properties, including consolidated, partially owned affiliates”. Additionally, since the adjustments to GAAP net income, such as depreciation and amortization, used in the reconciliation of net income (loss) to determine FFO are not allocated between shareholders and noncontrolling interests (i.e. 100 percent of depreciation and amortization are “added back” without reduction to reflect the noncontrolling owners’ interest in such items), our company believes that the appropriate starting point for the calculation is the net income (loss) before allocation to noncontrolling interests.  This allows our company to use FFO as a tool to measure the overall performance of its investment properties, as a whole, not just the portion of the investment properties controlled by our company’s shareholders.

Below is our company’s FFO, which is a non-GAAP measurement, for the three months ended March 31, 2020:

Net income (loss)	$(1,833,180)
Depreciation of tangible real property assets (1)	674,042
Depreciation of tenant improvements (2)	82,203
Amortization of leasing commissions (3)	11,069
Amortization of tenant inducements (4)	4,260
Amortization of intangible assets (5)	250,093
Funds from operations	(811,513)

(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.

(2)	Depreciation of tenant improvements, including those (i) acquired as part of the purchase of the Franklin Square Property and Hanover Square Property and (ii) those constructed by our company subsequent to the acquisition of the properties.

(3)	Amortization of leasing commissions paid for the Franklin Square Property, Hanover Square Property, Ashley Plaza Property and Brookfield Center Property subsequent to the acquisition of the properties.

(4)	Amortization of tenant inducements paid for the Franklin Square Property during the three months ended March 31, 2020.

(5)	Amortization of intangible assets acquired as part of the purchase of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property, including leasing commissions, leases in place and legal and marketing costs during the three months ended March 31, 2020.

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

Total AFFO for the three months ended March 31, 2020 was as follows:

Funds from operations	$(811,513)
Amortization of above market leases (1)	60,547
Amortization of below market leases (2)	(57,454)
Straight line rent (3)	(43,834)
Capital expenditures (4)	(163,246)
Increase (Decrease) in fair value of interest rate cap (5)	1,263
Amortization of loan issuance costs (6)	82,345
Amortization of preferred stock discount (7)	7,128
Amortization of preferred stock offering costs (8)	13,171
Share-based compensation (9)	569,995
Adjusted funds from operations (AFFO)	$(341,598)

(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets recorded as part of the purchase of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the three months ended March 31, 2020.

(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities recorded as part of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the three months ended March 31, 2020.

(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the three months ended March 31, 2020.

(4)	Adjustment to FFO for capital expenditures, including capitalized leasing commissions, tenant improvements, building and site improvements and purchases of furniture, fixtures and equipment for the Franklin Square Property, the Hanover Square Property, Hampton Inn Property and Brookfield Center Property that will not be reimbursed by property escrow accounts. During the three months ended March 31, 2020, our company paid $2,135,672 in costs for leasing commissions, tenant improvements and building improvements at the Franklin Square Property, leasing commissions at the Hanover Square Property, Ashley Plaza Property and Brookfield Center Property, and interior and exterior renovations and advance deposits for furniture and fixtures at the Hampton Inn Property. During the three months ended March 31, 2020, our company received $1,706,885 in funds from property capital reserves held by the Hampton Inn Property and Franklin Square Property mortgage holders.

(5)	Adjustment to FFO resulting from non-cash expenses recognized as a result of decreases in the fair value of the interest rate caps for the Hampton Inn Property and the Clemson Best Western Property during the three months ended March 31, 2020.

(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages during the three months ended March 31, 2020.

(7)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock discount over its five year term during the three months ended March 31, 2020.

(8)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock offering costs over its five year term during the three months ended March 31, 2020.

(9)	Adjustment to FFO resulting from non-cash expenses recorded for share based compensation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s principal executive officer and principal financial officer has determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of March 31, 2020.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During January 2020, our company’s operating partnership issued 93,850 OP Units in exchange for tenant in common interests in the Greensboro Hampton Inn. These securities were issued pursuant to an exemption from registration pursuant to Section 4(a)(2) the Securities Act.

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

Date: May 14, 2020

By:	/s/ Thomas E. Messier
Thomas E. Messier

Chief Executive Officer and Chairman of the Board
(principal executive officer, principal accounting officer and principal financial officer)