Form 10-Q
period 2020-06-30
Medalist Diversified REIT, Inc.
filed 2020-08-13
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at August 12, 2020 was 4,747,968.

Medalist Diversified REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2020

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2020	Dec. 31, 2019
	(Unaudited)
ASSETS
Investment properties, net	$74,295,983	$75,791,825
Cash	1,813,970	613,675
Restricted cash	1,919,457	1,458,515
Rent and other receivables,
net of allowance of $296,992 and $8,615, as of
June 30, 2020 and December 31, 2019, respectively	390,569	149,382
Unbilled rent	533,609	460,888
Intangible assets, net	3,778,064	4,458,071
Other assets	158,505	306,886
Total Assets	$82,890,157	$83,239,242

LIABILITIES
Accounts payable and accrued liabilities	$1,371,960	$1,565,145
Intangible liabilities, net	1,123,912	1,277,960
Line of credit, short term, net	550,000	1,990,000
Related party notes payable, short term	-	852,000
Notes payable	305,900	-
Mortgages payable, net	58,730,996	56,700,902
Mandatorily redeemable preferred stock, net	3,927,519	-
Total Liabilities	$66,010,287	$62,386,007

EQUITY
Common stock, 4,747,968 and 4,500,144 shares issued and outstanding
at June 30, 2020 and December 31, 2019, respectively	47,479	45,001
Additional paid-in capital	32,269,864	31,702,347
Offering costs	(3,055,620)	(2,992,357)
Accumulated deficit	(14,414,274)	(10,555,841)
Total Stockholders' Equity	14,847,449	18,199,150
Noncontrolling interests - Hampton Inn Property	725,265	1,282,782
Noncontrolling interests - Hanover Square Property	208,775	540,791
Noncontrolling interests - Operating Partnership	1,098,381	830,512
Total Equity	$16,879,870	$20,853,235
Total Liabilities and Equity	$82,890,157	$83,239,242

See notes to condensed consolidated financial statements (unaudited)

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2020	2019	2020	2019
REVENUE
Retail center property revenues	$850,919	$753,184	$1,975,419	$1,504,004
Retail center property tenant reimbursements	215,378	135,963	461,165	279,137
Flex center property revenues	106,587	-	246,576	-
Flex center property tenant reimbursements	56,679	-	111,842	-
Hotel property room revenues	501,148	800,408	1,389,698	1,430,443
Hotel property other revenues	11,781	23,539	80,099	37,992
Total Revenue	$1,742,492	$1,713,094	$4,264,799	$3,251,576

OPERATING EXPENSES
Retail center property operating expenses	$337,392	$250,282	$692,989	$519,557
Flex center property operating expenses	50,480	-	103,039	-
Hotel property operating expenses	559,976	616,759	1,522,672	1,198,734
Share based compensation expenses	-	-	569,995	-
Legal, accounting and other professional fees	242,610	190,062	645,405	543,809
Corporate general and administrative expenses	87,191	83,444	162,579	139,149
Loss on impairment	223,097	-	223,097	-
Loss on disposition of furniture, fixtures and equipment	-	983,855	-	983,855
Depreciation and amortization	1,009,075	562,182	2,026,482	1,128,345
Total Operating Expenses	2,509,821	2,686,584	5,946,258	4,513,449
Operating Loss	(767,329)	(973,490)	(1,681,459)	(1,261,873)
Interest expense	970,631	510,759	1,888,763	1,016,833
Net Loss from Operations	(1,737,960)	(1,484,249)	(3,570,222)	(2,278,706)
Other income (loss)	776	(38,364)	(142)	(84,393)
Net Loss	(1,737,184)	(1,522,613)	(3,570,364)	(2,363,099)
Less: Net loss attributable to Hampton Inn Property noncontrolling interests	(97,157)	(437,799)	(182,117)	(570,678)
Less: Net loss attributable to Hanover Square Property noncontrolling interests	(17,142)	(2,140)	(12,176)	(6,845)
Less: Net loss attributable to Operating Partnership noncontrolling interests	(51,282)	(23,679)	(80,175)	(39,942)
Net Loss Attributable to Medalist Common Shareholders	$(1,571,603)	$(1,058,995)	$(3,295,896)	$(1,745,634)

Loss per share from operations - basic and diluted	$(0.33)	$(0.31)	$(0.71)	$(0.61)

Weighted-average number of shares - basic and diluted	4,747,968	3,413,374	4,650,704	2,867,478

Dividends paid per common share	$-	$0.175	$0.125	$0.175

See notes to condensed consolidated financial statements (unaudited)

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

For the six months ended June 30, 2020
	Common Stock						Noncontrolling Interests
	Shares	Par Value	Additional Paid in Capital	Offering Costs	Accumulated Deficit	Total Shareholders' Equity	Hampton Inn Property	Hanover Square Property	Operating Partnership	Total Equity
Balance, December 31, 2019	4,500,144	$45,001	$31,702,347	$(2,992,357)	$(10,555,841)	$18,199,150	$1,282,782	$540,791	$830,512	$20,853,235

Share based compensation	247,824	$2,478	$567,517	$-	$-	$569,995	$-	$-	$-	$569,995
Offering costs	-	-	-	(63,263)	-	$(63,263)	-	-	-	(63,263)
Net loss	-	-	-	-	(3,295,896)	$(3,295,896)	(182,117)	(12,176)	(80,175)	(3,570,364)
Dividends and distributions	-	-	-	-	(562,537)	$(562,537)	-	(319,840)	(27,356)	(909,733)
Non-controlling interests	-	-	-	-	-	$-	(375,400)	-	375,400	-

Balance, June 30, 2020	4,747,968	$47,479	$32,269,864	$(3,055,620)	$(14,414,274)	$14,847,449	$725,265	$208,775	$1,098,381	$16,879,870

For the six months ended June 30, 2019
	Common Stock						Noncontrolling Interests
	Shares	Par Value	Additional Paid in Capital	Offering Costs	Accumulated Deficit	Total Shareholders' Equity	Hampton Inn Property	Hanover Square Property	Operating Partnership	Total Equity
Balance, December 31, 2018	2,321,582	$23,216	$22,077,827	$(1,835,291)	$(5,229,760)	$15,035,992	$2,009,031	$608,943	$950,627	$18,604,593

Common stock issuances	2,164,562	$21,645	$9,563,060	$-	$-	$9,584,705	$-	$-	$-	$9,584,705
Offering costs	-	-	-	(957,232)	-	$(957,232)	-	-	-	(957,232)
Net loss	-	-	-	-	(1,745,634)	$(1,745,634)	(570,678)	(6,845)	(39,942)	(2,363,099)
Dividends and distributions	-	-	-	-	(737,707)	$(737,707)	-	(28,000)	(21,875)	(787,582)
Non-controlling interests	-	-	-	-	-	$-	-	-	-	-

Balance, June 30, 2019	4,486,144	$44,861	$31,640,887	$(2,792,523)	$(7,713,101)	$21,180,124	$1,438,353	$574,098	$888,810	$24,081,385

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

For the three months ended June 30, 2020
	Common Stock						Noncontrolling Interests
	Shares	Par Value	Additional Paid in Capital	Offering Costs	Accumulated Deficit	Total Shareholders' Equity	Hampton Inn Property	Hanover Square Property	Operating Partnership	Total Equity
Balance, March 31, 2020	4,747,968	$47,479	$32,269,864	$(2,992,357)	$(12,842,671)	$16,482,315	$822,422	$524,957	$1,149,663	$18,979,357

Offering costs	-	$-	$-	$(63,263)	$-	$(63,263)	$-	$-	$-	$(63,263)
Net loss	-	-	-	-	(1,571,603)	(1,571,603)	(97,157)	(17,142)	(51,282)	(1,737,184)
Dividends and distributions	-	-	-	-	-	-	-	(299,040)	-	(299,040)
Non-controlling interests	-	-	-	-	-	-	-	-	-	-

Balance, June 30, 2020	4,747,968	$47,479	$32,269,864	$(3,055,620)	$(14,414,274)	$14,847,449	$725,265	$208,775	$1,098,381	$16,879,870

For the three months ended June 30, 2019
	Common Stock						Noncontrolling Interests
	Shares	Par Value	Additional Paid in Capital	Offering Costs	Accumulated Deficit	Total Shareholders' Equity	Hampton Inn Property	Hanover Square Property	Operating Partnership	Total Equity
Balance, March 31, 2019	2,321,582	$23,216	$22,077,827	$(1,974,118)	$(5,916,399)	$14,210,526	$1,876,152	$588,238	$934,364	$17,609,280

Common stock issuances	2,164,562	$21,645	$9,563,060	$-	$-	$9,584,705	$-	$-	$-	$9,584,705
Offering costs	-	-	-	(818,405)	-	(818,405)	-	-	-	(818,405)
Net loss	-	-	-	-	(1,058,995)	(1,058,995)	(437,799)	(2,140)	(23,679)	(1,522,613)
Dividends and distributions	-	-	-	-	(737,707)	(737,707)	-	(12,000)	(21,875)	(771,582)
Non-controlling interests	-	-	-	-	-	-	-	-	-	-

Balance, June 30, 2019	4,486,144	$44,861	$31,640,887	$(2,792,523)	$(7,713,101)	$21,180,124	$1,438,353	$574,098	$888,810	$24,081,385

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(3,570,364)	$(2,363,099)

Adjustments to reconcile consolidated net loss to
net cash (used in) provided by operating activities
Depreciation	1,535,292	808,126
Amortization	491,190	320,219
Loan cost amortization	154,724	85,422
Mandatorily redeemable preferred stock discount amortization	23,400	-
Mandatorily redeemable preferred stock issuance cost amortization	43,237	-
Amortization of tenant inducements	7,100	8,520
Above (below) market lease amortization, net	330	62,846
Bad debt expense	282,374	-
Loss on disposition of FF&E	-	983,855
Share-based compensation	569,995	-
Loss on impairment	223,097	-

Changes in assets and liabilities
Rent and other receivables, net	(523,561)	57,164
Unbilled rent	(72,721)	(153,433)
Other assets	131,083	51,216
Accounts payable and accrued liabilities	(193,185)	429,981
Net cash (used in) provided by operating activities	(898,009)	290,817

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(217,910)	(875,563)
Advance deposits	-	(626,650)
Net cash used in investing activities	(217,910)	(1,502,213)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(909,733)	(787,582)
Proceeds from line of credit, short term	550,000	-
Repayment of line of credit, short term	(2,000,000)	-
Repayment of related party notes payable, short term	(852,000)	-
Proceeds from notes payable	305,900	-
Proceeds from mortgages payable, net	1,992,697	-
Repayment of mortgages payable	(107,327)	(79,149)
Proceeds from sale of mandatorily preferred stock, net of capitalized offering costs	3,860,882	-
Proceeds from sales of common stock, net of offering costs	(63,263)	8,627,473
Net cash provided by investing activities	2,777,156	7,760,742

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,661,237	6,549,346
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	2,072,190	4,120,796
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	3,733,427	10,670,142

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	1,813,970	9,106,107
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in condensed consolidated balance sheets	1,919,457	1,564,035
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statement of cash flows	$3,733,427	$10,670,142

Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid, net of interest rate cap offsetting receipts	$1,605,406	$900,143

Non-cash transactions:
Transfer advance deposits to investment properties	-	922,304
Exchange for 7.55 percent of the noncontrolling interest in the Hampton Inn Property	(867,000)	-
Issuance of operating partnership interests in exchange for 3.45 percent of the noncontrolling interest in the Hampton Inn Property	375,400	-

See notes to condensed consolidated financial statements (unaudited)

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of June 30, 2020, the REIT, through the Operating Partnership, owned and operated six properties, the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), the Greensboro Airport Hampton Inn, a hotel with 125 rooms on 2.162 acres in Greensboro, North Carolina (the “Hampton Inn Property”), the Shops at Hanover Square North (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 160,356 square foot retail property located in Goldsboro, North Carolina, the Clemson Best Western University Inn (the “Clemson Best Western Property”), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina and Brookfield Center, a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina (the “Brookfield Center Property”). As of June 30, 2020, the Company owned 75 percent of the Hampton Inn Property as a tenant in common with a noncontrolling owner which owns the remaining 25 percent interest. The Company owns 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owns the remaining 16 percent interest.

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

2.	Summary of Significant Accounting Policies

Investment Properties

The Company has adopted Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805), which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. As a result, all of the Company’s acquisitions to date qualified as asset acquisitions and the Company expects future acquisitions of operating properties to qualify as asset acquisitions. Accordingly, third-party transaction costs associated with these acquisitions have been and will be capitalized, while internal acquisition costs will continue to be expensed.

Accounting Standards Codification (“ASC”) 805 mandates that “an acquiring entity shall allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition.” ASC 805 results in an allocation of acquisition costs to both tangible and intangible assets associated with income producing real estate. Tangible assets include land, buildings, site improvements, tenant improvements and furniture, fixtures and equipment, while intangible assets include the value of in-place leases, lease origination costs (leasing commissions and tenant improvements), legal and marketing costs and leasehold assets and liabilities (above or below market leases), among others.

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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted cash flows plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as projected future operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. Other than the tenant-specific loss on impairment described below, the Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the three and six months ended June 30, 2020, that would result in the projected value being below the carrying value of the Company’s properties.

During June 2020 a tenant in the Company’s Franklin Square Property notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the carrying value of certain tangible and intangible assets and liabilities associated with this lease that (i) were recorded as part of the purchase of the Franklin Square Property and (ii) were related to this lease and which were recorded during the Company’s ownership of the Franklin Square Property, should be written off. As a result, the Company recorded a loss on impairment of $223,097 for the three and six months ended June 30, 2020, as follows:

Loss on impairment – capitalized tenant inducements	$89,500

Loss on impairment – capitalized tenant improvements arising from acquisition cost allocation	81,860

Loss on impairment – intangible assets – leasing commissions	18,606

Loss on impairment – intangible assets – legal and marketing costs	6,281

Loss on impairment – intangible assets – leases in place	67,065

Gain on impairment – intangible liabilities – below market leases	(40,215)

Loss on impairment, net	$223,097

The Company did not record any impairment adjustments to its investment properties during the three and six months ended June 30, 2019 other than the loss on disposition of furniture, fixtures and equipment of $983,855.

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

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually. During June 2020, a tenant in the Company’s Franklin Square Property notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the book value of the intangible assets and liabilities, net, associated with this lease of $51,737 that were recorded as part of the purchase of the Franklin Square Property should be written off. This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations (unaudited) for the three and six months ended June 30, 2020. The Company did not record any impairment adjustments to its intangible assets during the three and six months ended June 30, 2019.

Details of these deferred costs, net of amortization, arising from the Company’s purchases of the Franklin Square Property, Hanover Square Property, Ashley Plaza Property and Brookfield Center Property are as follows:

	June 30, 2020 (unaudited)	December 31, 2019
Intangible Assets
Leasing commissions	$1,035,766	$1,145,948
Legal and marketing costs	100,373	122,582
Above market leases	510,122	624,285
Net leasehold asset	2,131,803	2,565,256
	$3,778,064	$4,458,071

Intangible Liabilities
Below market leases, net	$(1,123,912)	$(1,277,960)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the three and six months ended June 30, 2020 and 2019, respectively, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020 (unaudited)	2019 (unaudited)	2020 (unaudited)	2019 (unaudited)
Amortization of above market leases	$(53,616)	$(54,935)	$(114,163)	$(109,869)
Amortization of below market leases	56,379	23,511	113,833	47,023
	$2,763	$(31,424)	$(330)	$(62,846)

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the three and six months ended June 30, 2020 and 2019, respectively, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2020 (unaudited)	2019 (unaudited)	2020 (unaudited)	2019 (unaudited)
Leasing commissions	(45,096)	(22,692)	(91,576)	(45,929)
Legal and marketing costs	(7,585)	(8,010)	(15,928)	(16,520)
Net leasehold asset	(179,767)	(126,684)	(366,388)	(257,770)
	(232,448)	(157,386)	(473,892)	(320,219)

As of June 30, 2020 and December 31, 2019, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $1,938,628 and $1,518,772, respectively.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the remaining six months ending December 31, 2020	2021	2022	2023	2024	2025-2039	Total
Intangible Assets
Leasing commissions	$87,339	$168,030	$133,682	$106,075	$88,222	$452,418	$1,035,766
Legal and marketing costs	13,587	23,749	18,879	13,960	8,894	21,304	100,373
Above market leases	107,227	214,452	121,137	33,311	7,692	26,303	510,122
Net leasehold asset	313,549	570,082	341,480	195,139	143,256	568,297	2,131,803
	$521,702	$976,313	$615,178	$348,485	$248,064	$1,068,322	$3,778,064
Intangible Liabilities
Below market leases, net	$(101,415)	$(200,044)	$(177,581)	$(131,112)	$(89,303)	$(424,457)	$(1,123,912)

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three and six months ended June 30, 2020 and 2019, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250,000. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. As of June 30, 2020, the Company held three cash accounts with a total balance that exceeded the FDIC limit by $764,018. As of December 31, 2019, the Company had no cash accounts with balances that exceeded the FDIC limit.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of June 30, 2020 and December 31, 2019, the Company reported $108,559 and $101,503, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and other operating reserves. As of June 30, 2020 and December 31, 2019, the Company reported $979,666 and $882,265, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions furniture, fixtures and equipment, and tenant improvements. As of June 30, 2020 and December 31, 2019, the Company reported $533,869 and $474,747, respectively, in capital property reserves. These funds are being held in reserve, as follows:

Property and Purpose of Reserve	June 30, 2020 (unaudited)	December 31, 2019
Hampton Inn Property – improvements	$-	$82,693
Hampton Inn Property – furniture, fixtures and equipment	18,460	-
Clemson Best Western Property - improvements	50,007	50,002
Clemson Best Western Property - furniture, fixtures and equipment	81,683	27,226
Franklin Square Property - leasing costs	357,861	307,438
Brookfield Center Property – maintenance reserve	25,858	7,388
Total	$533,869	$474,747

The escrow for mandatorily redeemable preferred stock dividends is held by a financial institution under an escrow agreement by which the funds are restricted for payment of dividends on the Company’s mandatorily redeemable preferred stock for the first 12 months. As of June 30, 2020 and December 31, 2019, the Company reported $297,363 and $0, respectively, in escrow reserves. (See Note 4 for further discussion of the Company’s mandatorily redeemable preferred stock).

Revenue Recognition

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective on January 1, 2019. This adoption did not have a material impact on the Company’s recognition of revenues from either its retail, flex or hotel properties.

Retail and Flex Center Property Revenues

The Company recognizes minimum rents from its retail center properties (the Franklin Square, Hanover Square and Ashley Plaza properties) and flex center property (Brookfield Center) on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the condensed consolidated balance sheets (unaudited). During June 2020, a tenant in the Company’s Franklin Square Property notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the portion of the unbilled rent asset carried on the condensed consolidated balance sheets (unaudited) related to this lease of $31,162 should be written off. This amount is included as a reduction to retail property revenues on the Company’s condensed consolidated statement of operations (unaudited) for the three and six months ended June 30, 2020. As of June 30, 2020 and December 31, 2019, the Company reported $533,609 and $460,888, respectively, in unbilled rent.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, on the condensed consolidated statements of operations (unaudited) under the captions "Retail center property tenant reimbursements” and “Flex center property tenant reimbursements." This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives payments for these reimbursements from substantially all its tenants on a monthly basis throughout the year.

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final. Since these differences are determined annually under the leases and accrued as of December 31 in the year earned, no such revenues were recognized during the six months ended June 30, 2020 and 2019.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the three and six months ended June 30, 2020 and 2019, respectively, no such termination costs were recognized.

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

Hotel Property Operating Expenses

All personnel of the Hampton Inn Property and Clemson Best Western Property are directly or indirectly employees of Marshall Hotels and Resorts, Inc. (“Marshall”), the Company’s hotel management firm. In addition to fees and services discussed above, the Hampton Inn Property and Clemson Best Western Property reimburse Marshall for all employee related service costs, including payroll salaries and wages, payroll taxes and other employee benefits paid by Marshall on behalf of the respective property. For the Hampton Inn Property, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the three and six months ended June 30, 2020 were $96,009 and $240,392, respectively, and for the three and six months ended June 30, 2019 were $170,768 and $337,372, respectively. For the Clemson Best Western Property, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the three and six months ended June 30, 2020 were $52,135 and $202,313, respectively and for the three and six months ended June 30, 2019 were $0, respectively. The amounts were included in hotel property operating expenses in the accompanying condensed consolidated statements of operations (unaudited).

Rent and other receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. (Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above.) The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of June 30, 2020 and December 31, 2019, the Company’s allowance for uncollectible rent totaled $296,992 and $8,615, respectively, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables. Management determined that no additional general reserve is considered necessary as of June 30, 2020 and December 31, 2019, respectively.

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

During the three and six months ended June 30, 2020 and 2019, respectively, the Company’s Hampton Inn TRS entity generated a tax loss, so no income tax expense was recorded. During the three and six months ended June 30, 2020, respectively, the Company’s Clemson Best Western TRS entity generated a tax loss, so no income tax expense was recorded. The Company did not own the Clemson Best Western during the three and six months ended June 30, 2019.

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

Noncontrolling Interests

There are three elements of noncontrolling interests in the capital structure of the Company. The ownership interests not held by the REIT are considered noncontrolling interests. Accordingly, noncontrolling interests have been reported in equity on the condensed consolidated balance sheets (unaudited) but separate from the Company’s equity. On the condensed consolidated statements of operations (unaudited), the subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests. Condensed consolidated statements of changes in stockholders’ equity include beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

The first noncontrolling interest is in the Hampton Inn Property. In 2017, the noncontrolling owner of the Hampton Inn Property provided $2.3 million as part of the acquisition of the Hampton Inn Property for a 36 percent tenancy in common ownership interest. The Company acquired a 64 percent tenancy in common interest through its subsidiaries. Effective on January 1, 2020, the Company entered into a transaction with the noncontrolling owner of the Hampton Inn Property by which the noncontrolling owner exchanged (i) approximately 7.55 percent of its tenant in common interest in the Hampton Inn Property for the settlement of $867,000 in advances made by the Company to the Hampton Inn Property; and (ii) approximately 3.45 percent of its tenant in common interest in the Hampton Inn Property for 93,850 units of the Operating Partnership. As a result of this transaction, effective on January 1, 2020, the Company’s tenant-in-common interest in the Hampton Inn Property increased from 64 percent to 75 percent, and the noncontrolling owner’s tenant-in-common interest decreased from 36 percent to 25 percent. This transaction did not have any impact on the Company’s total assets, liabilities or shareholder’s equity or total equity as of June 30, 2020.

The Hampton Inn Property’s net loss is allocated to the noncontrolling ownership interest based on its percent ownership. During the three and six months ended June 30, 2020, 25 percent of the Hampton Inn’s net loss of $388,627 and $728,463, respectively, or $97,157 and $182,117, respectively was allocated to the noncontrolling partnership interest. During the three and six months ended June 30, 2019, 36 percent of the Hampton Inn’s net loss of $1,216,108 and $1,585,216, respectively, or $437,799 and $570,678, respectively was allocated to the noncontrolling partnership interest.

The second noncontrolling interest is in the Hanover Square Property in which the Company owns an 84 percent tenancy in common interest through its subsidiary and an outside party owns a 16 percent tenancy in common interest. The Hanover Square Property’s net loss is allocated to the noncontrolling ownership interest based on its 16 percent ownership. During the three and six months ended June 30, 2020, 16 percent of the Hanover Square Property’s net loss of $107,136 and $76,099, respectively, or $17,142 and $12,176, respectively, was allocated to the noncontrolling ownership interest. During the three and six months ended June 30, 2019, 16 percent of the Hanover Square Property’s net loss of $13,374 and $42,783, respectively, or $2,140 and $6,845, respectively, was allocated to the noncontrolling ownership interest.

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

The Operating Partnership units not held by the REIT represent 4.41 percent and 2.70 percent of the outstanding Operating Partnership units as of June 30, 2020 and December 31, 2019, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships units are issued or as units are exchanged for the Company’s $0.01 par value per share Common Stock. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net loss is allocated to the noncontrolling unit holders based on their ownership interest.

During the three and six months ended June 30, 2020, a weighted average of 4.41 percent and 4.47 percent, respectively, of the Operating Partnership’s net loss of $1,162,834 and $1,793,010, respectively, or $51,282 and $80,175, respectively, was allocated to the noncontrolling unit holders. During the three and six months ended June 30, 2019, a weighted average of 2.86 percent and 3.48 percent, respectively, of the Operating Partnership’s net loss of $828,355 and $1,146,612, respectively, or $23,679 and $39,942 respectively, was allocated to the noncontrolling unit holders.

Recent Accounting Pronouncements

For each of the accounting pronouncements that affect the Company, the Company has elected or plans to elect to follow the rule that allows companies engaging in an initial public offering as an Emerging Growth Company to follow the private company implementation dates.

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this update govern a number of areas including, but not limited to, accounting for leases, replacing the existing guidance in ASC No. 840, Leases.  Under this standard, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheets (unaudited).  Other significant provisions of this standard include (i) defining the “lease term” to include the non-cancelable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheets (unaudited) to contemplate only those variable lease payments that depend on an index or that are in substance “fixed,” (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits and (iv) a requirement to bifurcate certain lease and non-lease components.  The lease standard is effective for public companies for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years) and for private companies, fiscal years beginning after December 15, 2020, with early adoption permitted.  The Company plans to adopt the standard effective on January 1, 2022. The accounting for leases under which the Company is the lessor remains largely unchanged and the Company is not currently a “lessee” under any lease agreements. Management does not believe the adoption will have a material impact on the Company’s consolidated financial statements.

Due to the business disruptions and challenges severely affecting the global economy caused by novel coronavirus (“COVID-19”) pandemic, lessors may provide rent deferrals and other lease concessions to lessees. In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected the practical expedient and will not apply lease modification accounting on a lease by lease basis where applicable. As a result, $87,263 and $0 of deferred rent is included in accounts receivable on the Company’s condensed consolidated balance sheets as of June 30, 2020 (unaudited) and December 31, 2019, respectively. In addition, the Company abated rent payments totaling $118,507 from various tenants that would have been paid during the three months ended June 30, 2020. This amount is recorded as a reduction to retail center property revenues on the Company’s condensed consolidated statement of operations (unaudited) for the three and six months ended June 30, 2020. No such rent reductions were recorded for the three or six months ended June 30, 2019. (See Note 8, below).

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

Fair Value Disclosures

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This update eliminates or modifies certain existing disclosure requirements for fair value measurements for all companies and also adds certain new disclosures for public companies. It is effective for all companies for fiscal years beginning after December 15, 2019 (including interim periods within those fiscal years). The Company adopted ASU 2018-13 effective January 1, 2020. The changes did not have a material impact on the Company’s condensed consolidated financial statements (unaudited).

Effects of Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The London Interbank Offered Rate (LIBOR), which is widely used as a reference interest rate in debt agreements and other contracts, is scheduled to be discontinued by the end of calendar year 2021. Financial market regulators in certain jurisdictions throughout the world have undertaken reference rate reform initiatives to guide the transition and modification of debt agreements and other contracts that are currently based on LIBOR to the successor reference rate that will replace it. ASU 2020-04 was issued to provide companies that will be impacted by these changes with the opportunity to elect certain expedients and exceptions that are intended to ease the potential burden of accounting for or recognizing the effects of reference rate reform on financial reporting. Companies may generally elect to make use of the expedients and exceptions provided by ASU 2020-04 for any reference rate contract modifications that occur in reporting periods that encompass the timeline from March 12, 2020 to December 31, 2022. The Company currently has two outstanding mortgage loans with corresponding interest rate protection agreement and the line of credit, short term, which use USD LIBOR as the reference interest rate (see Note 5). The Hampton Inn Property mortgage loan matures in November 2020, but may be extended for two successive twelve-month terms. The Clemson Best Western Property mortgage loan matures in October 2022. The line of credit, short term, expires on September 30, 2020. The Company is currently evaluating the guidance in ASU 2020-04 and has not made any determination at this time on whether it will use the expedients and exceptions provided therein with respect to the replacement of USD LIBOR as the reference rate in these agreements.

3.	Investment Properties

Investment properties consist of the following:

	June 30, 2020	December 31, 2019
	(unaudited)
Land	$13,242,593	$13,242,593
Site improvements	4,110,558	4,058,394
Buildings and improvements (a)	59,743,880	59,879,175
Furniture, fixtures and equipment	2,168,401	2,122,317
Investment properties at cost (b)	79,265,432	79,302,479
Less accumulated depreciation	4,969,449	3,510,654
Investment properties, net	$74,295,983	$75,791,825

(a)	Includes tenant improvements (both those acquired at the acquisition and those constructed after the acquisition), tenant inducements, capitalized leasing commissions and other capital costs incurred post-acquisition.

(b)	Excludes intangible assets and liabilities (see note, below), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $767,978 and $1,535,292 for the three and six months ended June 30, 2020, respectively and $404,796 and $808,126, for the three and six months ended June 30, 2019, respectively.

Capitalized tenant improvements

The Company carries two categories of capitalized tenant improvements on its condensed consolidated balance sheets. The first category is the allocation of acquisition costs to tenant improvements that is recorded on the Company’s condensed consolidated balance sheet as of the date of the Company’s acquisition of the investment property. The second category are tenant improvement costs incurred and paid by the Company subsequent to the acquisition of the investment property. Both are recorded as a component of investment properties on the Company’s condensed consolidated balance sheets.

The Company generally records depreciation of capitalized tenant improvements on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	June 30, 2020 (unaudited)	December 31, 2019
Capitalized tenant improvements – acquisition cost allocation, net	$1,282,590	$1,504,483
Capitalized tenant improvements incurred subsequent to acquisition, net	203,457	165,762

During the three and six months ended June 30, 2020, the Company recorded $0 and $60,000, respectively, in capitalized tenant improvements. During the three and six months ended June 30, 2019, the Company recorded $0 and $31,284, respectively in capitalized tenant improvements. During June 2020, a tenant in the Company’s Franklin Square Property notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the capitalized tenant improvement associated with this lease that was recorded as part of the purchase of the Franklin Square Property and carried on the Company’s condensed consolidated balance sheets (unaudited) related to this lease of $81,860 should be written off. This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations (unaudited) for the three and six months ended June 30, 2020.

Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $11,769 and $22,305 for the three and six months ended June 30, 2020, respectively. Depreciation on capitalized tenant improvements was $10,536 and $20,030 for the three and six months ended June 30, 2019, respectively.

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $68,366 and $140,033 for the three and six months ended June 30, 2020, respectively. Depreciation on capitalized tenant improvements arising from the acquisition cost allocation was $49,563 and $100,131 for the three and six months ended June 30, 2019, respectively.

Capitalized leasing commissions

The Company carries two categories of capitalized leasing commissions on its condensed consolidated balance sheets. The first category is the allocation of acquisition costs to leasing commissions that is recorded as an intangible asset (see Note 2, above, for a discussion of the Company’s accounting treatment of intangible assets) on the Company’s condensed consolidated balance sheet as of the date of the Company’s acquisition of the investment property. The second category is leasing commissions incurred and paid by the Company subsequent to the acquisition of the investment property. These costs are carried on the Company’s condensed consolidated balance sheets under investment properties.

The Company generally records amortization of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of amortization are as follows:

	June 30, 2020 (unaudited)	December 31, 2019
Capitalized leasing commissions, net	$336,586	$339,269

During the three and six months ended June 30, 2020, the Company recorded $2,500 and $20,239, respectively in capitalized leasing commissions. During the three and six months ended June 30, 2019, the Company recorded $3,229 and $4,575, respectively in capitalized leasing commissions. Depreciation on capitalized leasing commissions was $11,853 and $22,922 for the three and six months ended June 30, 2020, respectively. Depreciation on capitalized leasing commissions was $9,786 and $19,464 for the three and six months ended June 30, 2019, respectively.

Capitalized tenant inducements

During May 2018, the Company paid $125,000 to induce a tenant in the Franklin Square Property to release a restriction in its lease that prohibited the Company from leasing space to a similar user. During June 2020, the tenant to which the Company made this tenant inducement payment notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the unamortized balance of the tenant inducement of $89,500 carried on the Company’s condensed consolidated balance sheets (unaudited) should be written off. This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations (unaudited) for the three and six months ended June 30, 2020.

In June 2020, the tenant notified the Company that it had abandoned its leased premises and defaulted on the terms its lease, and the Company wrote off the unamortized balance of the tenant inducement of $89,500 which is recorded as a portion of the loss on impairment on the Company’s condensed consolidated statement of operations (unaudited).

During the period from May 2018 until the tenant’s default in June 2020, capitalized tenant inducements were amortized over the term of the tenant’s lease as a reduction of rental income. Amortization of the tenant inducement was $2,840 and $7,100 for the three and six months ended June 30, 2020, respectively. Amortization of the tenant inducement was $4,260 and $8,520 for the three and six months ended June 30, 2019, respectively.

The balance of the tenant inducement, net of amortization, is as follows:

	June 30, 2020 (unaudited)	December 31, 2019
Capitalized tenant inducements, net	$-	$96,600

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to each property’s transferability, use and other common rights typically associated with property ownership.

Property Acquisitions

2019 Acquisitions

The Ashley Plaza Property

On August 30, 2019, the Company completed its acquisition of the Ashley Plaza Property, a 160,356 square foot retail property located in Goldsboro, North Carolina, through a wholly owned subsidiary. The Ashley Plaza Property, built in 1977 and fully renovated in 2018, was 98 percent leased as of June 30, 2020 and is anchored by Hobby Lobby, Harbor Freight and Ashley Home Store. The purchase price for the Ashley Plaza Property was $15,200,000 paid through a combination of cash provided by the Company, the incurrence of new mortgage debt and funds from a line of credit, short term. The Company’s total investment, including $204,300 of loan issuance costs, was $15,885,444. The Company paid $357,823 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

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

The Brookfield Center Property

On October 3, 2019, the Company completed its acquisition of the Brookfield Center Property, a 64,880 square foot flex-industrial property located in Greenville, South Carolina, through a wholly owned subsidiary. The Brookfield Center Property, built in 2007, was 93.8 percent leased as of June 30, 2020. Major tenants include Gravitopia Trampoline Park and Summit Church. The purchase price for the Brookfield Center Property was $6,700,000 paid through a combination of cash provided by the Company, the incurrence of new mortgage debt and funds from related party notes payable, short term. The Company’s total investment, including $113,505 of loan issuance costs, was $7,102,643. The Company paid $207,957 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

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

On February 19, 2020, the Company issued and sold 200,000 shares of 8.0% Series A cumulative redeemable preferred stock at $23.00 per share, resulting in gross proceeds of $4,600,000. Net proceeds from the issuance were $3,860,882, which includes the impact of the underwriter’s discounts, selling commissions and legal, accounting and other professional fees, and is presented on the Company’s condensed consolidated balance sheets (unaudited) as mandatorily redeemable preferred stock. As part of this offering, the Company granted the underwriters a 45-day option to purchase up to 23,000 additional shares of mandatorily redeemable preferred stock at the public offering price, less the underwriting discount and commissions, to cover over-allotments, if any. This 45-day period terminated on April 4, 2020, and the underwriters did not exercise any portion of this option. At issuance, the Company created an escrow for $371,111 for the first year of dividends, which is reported as restricted cash on the Company’s condensed consolidated balance sheets (unaudited). As of June 30, 2020 and December 31, 2019, respectively, the balance of the preferred dividend escrow was $297,363 and $0, respectively.

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

The Company has classified the mandatorily redeemable preferred stock as a liability in accordance with ASC Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying condensed consolidated statements of operations (unaudited) (see Note 5, below).

For all periods the mandatorily redeemable preferred stock has been outstanding, we have paid a cash dividend on the mandatorily redeemable preferred stock equal to 8 percent per annum, payable quarterly. On April 27, 2020, a dividend in the amount of $0.3722 was paid to mandatorily redeemable preferred stock shareholders of record on April 24, 2020 for the stub period from February 19, 2020, the date of issuance, through April 27, 2020. On July 24, 2020, a dividend in the amount of $0.50 was paid to mandatorily redeemable preferred stock shareholders of record on July 22, 2020 for the period from April 25, 2020 through July 24, 2020.

As of June 30, 2020 and December 31, 2019, the Company reported $70,004 and $0, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock. This amount is reported in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets (unaudited).

The mandatorily redeemable preferred stock was issued at $23.00 per share, a $2.00 per share discount. The total discount of $400,000 is being amortized over the five-year life of the shares using the effective interest method. Additionally, the Company incurred $739,118 in legal, accounting, other professional fees and underwriting discounts related to this offering. These costs were recorded as deferred financing costs on the accompanying condensed consolidated balance sheets (unaudited) (unaudited) as a direct deduction from the carrying amount of the mandatorily redeemable preferred stock liability and are being amortized using the effective interest method over the term of the agreement.

Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $46,338 and $66,637 were included in interest expense for the three and six months ended June 30, 2020, respectively, in the accompanying condensed consolidated statements of operations (unaudited). For the three and six months ended June 30, 2019, respectively, $0 of amortization of the discount and deferred financing costs was included in interest expense. Accumulated amortization of the discount and deferred financing costs was $66,637 and $0 as of June 30, 2020 and December 31, 2019, respectively.

5.	Loans Payable

Mortgages Payable

The Company’s mortgages payables, net, consists of the following:

				Balance
Property	Monthly Payment	Interest Rate	Maturity	June 30, 2020 (unaudited)	December 31, 2019
Franklin Square	Interest only	4.70%	March 2021	$14,275,000	$14,275,000
Hampton Inn (a)	Interest only	Variable	November 2020	10,600,000	10,600,000
Hanover Square (b)	$56,882	4.25%	December 2027	10,479,065	8,592,195
Ashley Plaza (c)	Interest only	3.75%	September 2029	11,400,000	11,400,000
Clemson Best Western (d)	Interest only	Variable	October 2022	7,750,000	7,750,000
Brookfield Center (e)	Interest only	3.90%	November 2029	4,850,000	4,850,000
Unamortized issuance costs, net				(623,069)	(766,293)
Total mortgages payable, net				$58,730,996	$56,700,902

(a)	The mortgage loan for the Hampton Inn Property bears interest at a variable rate based on LIBOR with a minimum rate of 6.10 percent. The interest rate payable is the USD LIBOR one-month rate plus 5 percent. As of June 30, 2020 and December 31, 2019, the rate in effect for the Hampton Inn Property mortgage was 6.10 percent and 6.75 percent, respectively. The mortgage loan for the Hampton Inn property matures on November 9, 2020. However, the loan includes options, with certain conditions, to extend the term of the mortgage loan for two successive 12 month terms.

(b)

On May 8, 2020, the Company entered into a refinancing transaction with the mortgage lender for the Hanover Square Property which increased the mortgage amount and reduced the interest rate.  Under this transaction, the principal amount of the loan was increased to $10,500,000 and the interest rate reduced to a fixed rate of 4.25 percent until January 1, 2023, when the interest rate will adjust to a new fixed rate which will be determined by adding 3.00 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25 percent. The fixed monthly payment, which includes principal and interest, increased to $56,882. The Company has accounted for this transaction as a loan modification in accordance with ASC 470. Under this accounting treatment, the Company recorded $1,500 in capitalized loan issuance costs for loan fees paid to the lender and recorded $43,852 in third party costs associated with the transaction as an expense under retail property operating expenses on the Company’s condensed consolidated statement of operations (unaudited) for the three and six months ended June 30, 2020.

The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 to 1.00 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of June 30, 2020 and December 31, 2019, respectively, the Company believes that it is compliant with these covenants.

(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and is interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment will be $52,795 for the remaining term of the loan, which will include interest at the fixed rate, and principal, based on a thirty year amortization schedule.

(d)	The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of June 30, 2020 and December 31, 2019, respectively, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent.

(e)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment will be $22,876 for the remaining term of the loan, which will include interest at the fixed rate, and principal, based on a thirty year amortization schedule.

Line of credit, short term and note payable, short term

As of June 30, 2020 and December 31, 2019, the Company had a line of credit, short term, outstanding in the principal amount of $550,000 and $2,000,000, respectively. The line of credit, short term, was established on August 21, 2019 to provide short term funding for the Company’s acquisition of the Ashley Plaza Property and the Clemson Best Western Property (see note on 2019 acquisitions, above). On February 20, 2020, the Company repaid the line of credit, short term, in the amount of $2,000,000 plus accrued interest of $21,437. Effective on February 21, 2020, the original maturity date of the line of credit, short term, the Company extended the line of credit, short term, for 60 days until April 21, 2020. On March 3, 2020 the Company received $550,000 in funding from the line of credit, short term, to fund working capital and dividend payments. On April 21, 2020, the Company extended the line of credit, short term, for 40 days until May 31, 2020. On May 31, 2020, the Company extended the line of credit, short term, for 90 days until August 31, 2020. On August 12, 2020, the Company extended the line of credit, short term, until September 30, 2020.

The line of credit, short term, bears interest at a variable rate calculated at 250 basis points over USD 1-Month LIBOR as published in the Wall Street Journal. The rate adjusts on the first day of each month during which the loan is outstanding. As of June 30, 2020 and December 31, 2019, the rate in effect for the line of credit, short term, was 2.683 percent and 4.285 percent, respectively. Interest expense for the six months ended June 30, 2020, includes amortization of the capitalized issuance costs using the straight-line method, which approximates to the effective interest method, over the initial, six-month term of the loan.

Related party notes payable, short term

As of June 30, 2020, and December 31, 2019, the Company had related party notes payable, short term, outstanding in the principal amount of $0 and $852,000, respectively, payable to the Manager. These notes, which were due on demand, were issued on September 30, 2019 in the principal amount of $183,000 and on October 2, 2019 in the principal amount of $80,000, both to fund a portion of the Company’s acquisition of the Brookfield Center Property, which closed on October 3, 2019. In addition, the Company issued a related party note payable in the principal amount of $589,000 on November 29, 2019 to fund dividends and working capital requirements. The related party notes payable bore interest at a fixed rate of 5 percent annually. On February 20, 2020, the Company repaid the related party notes payable, short term, in the principal amount of $852,000 plus accrued interest of $11,710.

Notes payable

As of June 30, 2020, and December 31, 2019, the Company had notes payable outstanding in the principal amount of $305,900 and $0, respectively. These notes were issued to the Company’s subsidiaries under the Small Business Administration’s Paycheck Protection Program (the “SBA PPP Loan Program”). On April 30, 2020, the Company entered into a loan agreement for $129,600 under the SBA PPP Loan Program on behalf of a wholly owned subsidiary, MDR Clemson TRS, LLC, the entity that operates the Clemson Best Western Property. The Company plans to use these funds pursuant to the limitations established by the SBA PPP Loan Program for payroll and other eligible expenses for the Clemson Best Western Property. Under the terms of the loan, all, a portion or none of the loan may be forgiven, based on criteria established by the SBA PPP Loan Program. Any portion of the loan that is not forgiven will bear interest at a fixed rate of 1 percent per annum and be repaid in 18 monthly installments of principal and interest of $7,295 beginning on November 1, 2020.

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

The Company believes that it has expended and will continue to expend the loan funds in accordance with the criteria required for forgiveness. As a result, the Company has not accrued interest expense for the three and six months ended June 30, 2020.

Interest expense

Interest expense, including amortization of capitalized issuance costs and payments received from the Company’s interest rate protection transactions for the Hampton Inn Property, consists of the following:

	For the three months ended June 30, 2020
	(unaudited)
	Mortgage Interest Expense	Amortization of capitalized issuance costs	Interest rate protection transaction payments	Other interest expense	Total
Franklin Square	$169,594	$4,638	$-	$-	$174,232
Hanover Square	107,364	3,217	-	-	110,581
Hampton Inn	163,446	34,890	-	6,349	204,685
Ashley Plaza	108,063	4,359	-	-	112,422
Clemson Best Western	140,071	22,437	-	975	163,483
Brookfield Center	47,814	2,838	-	-	50,652
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	-	46,338	-	100,000	146,338
Line of credit, short term	-	-	-	7,773	7,773
Related party notes payable, short term	-	-	-	-	-
Other interest	-	-	-	465	465
Total interest expense	$736,352	$118,717	$-	$115,562	$970,631

	For the six months ended June 30, 2020
	(unaudited)
	Mortgage Interest Expense	Amortization of discounts and capitalized issuance costs	Interest rate protection transaction payments	Other interest expense	Total
Franklin Square	$339,189	$9,276	$-	$-	$348,465
Hanover Square	211,048	6,400	-	-	217,448
Hampton Inn	338,375	69,780	-	10,336	418,491
Ashley Plaza	216,127	8,718	-	-	224,845
Clemson Best Western	280,141	44,874	-	2,966	327,981
Brookfield Center	95,627	5,676	-	-	101,303
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	-	66,637	-	144,444	211,081
Line of credit, short term	-	10,000	-	21,345	31,345
Related party notes payable, short term	-	-	-	5,835	5,835
Other interest	-	-	-	1,969	1,969
Total interest expense	$1,480,507	$221,361	$-	$186,895	$1,888,763

	For the three months ended June 30, 2019
	(unaudited)
	Mortgage Interest Expense	Amortization of capitalized issuance costs	Interest rate protection transaction payments	Other interest expense	Total
Franklin Square	$169,594	$4,638	$-	$-	$174,232
Hanover Square	106,680	3,183	-	-	109,863
Hampton Inn	200,958	34,890	(13,544)	3,573	225,877
Other interest	-	-	-	787	787
Total interest expense	$477,232	$42,711	$(13,544))	$4,360	$510,759

	For the six months ended June 30, 2019
	(unaudited)
	Mortgage Interest Expense	Amortization of capitalized issuance costs	Interest rate protection transaction payments	Other interest expense	Total
Franklin Square	$337,325	$9,276	$-	$-	$346,601
Hanover Square	213,945	6,366	-	-	220,311
Hampton Inn	400,849	69,780	(27,935)	5,267	447,961
Other interest	-	-	-	1,960	1,960
Total interest expense	$952,119	$85,422	$(27,935)	$7,227	$1,016,833

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of June 30, 2020 (unaudited)		As of December 31, 2019
	Accrued interest	Accumulated amortization of capitalized issuance costs	Accrued interest	Accumulated amortization of capitalized issuance costs
Franklin Square	$55,910	$58,749	$57,774	$49,473
Hanover Square	-	27,620	35,085	21,220
Hampton Inn	53,883	372,161	61,613	302,381
Ashley Plaza	35,625	14,530	-	5,812
Clemson Best Western	46,177	67,311	47,716	22,437
Brookfield Center	15,763	8,514	-	2,838
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	70,004	66,637	-	-
Line of credit, short term	2,219	-	9,522	20,000
Related party notes payable, short term	-	-	5,875	-
Total	$279,581	$615,522	$217,585	$424,161

Debt Maturity

The Company’s scheduled principal repayments on mortgages payable indebtedness as of June 30, 2020 (unaudited) are as follows:

Mortgages Payable
For the remaining six months ending December 31, 2020	$10,778,955
2021	14,806,175
2022	8,303,128
2023	575,986
2024	596,975
Thereafter	24,292,846
Total Maturities	59,354,065
Less unamortized issuance costs	(623,069)
Total principal payments and debt maturities	$58,730,996

6.	Rentals under Operating Leases

Future minimum rentals (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of June 30, 2020 (unaudited) are as follows:

For the remaining six months ending December 31, 2020	$2,311,510
2021	4,465,121
2022	3,561,434
2023	2,804,905
2024	2,185,630
Thereafter	6,053,939
Total minimum rents	$21,382,539

7.	Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 shares of common stock, $0.01 par value per share ("Common Shares"), and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 95.59% and 97.30% interest in the Operating Partnership as of June 30, 2020 and December 31, 2019, respectively. Limited partners in the Operating Partnership who have held their units for one year or longer have the right to redeem their common units for cash or, at the REIT’s option, Common Shares at a ratio of one common unit for one common share. Under the Agreement of Limited Partnership, distributions to unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per unit as dividends per share are paid to the REIT’s holders of Common Shares.

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

 Common shares and operating partnership units outstanding

As of June 30, 2020 and December 31, 2019, respectively, there were 4,966,818 and 4,625,144 common units of the Operating Partnership outstanding with the REIT owning 4,747,968 and 4,500,144, respectively, of these common units. As of June 30, 2020 and December 31, 2019, respectively, there were 4,747,968 and 4,500,144 Common Shares of the REIT outstanding. As of June 30, 2020 and December 31, 2019, respectively, there were 125,000 common units of the Operating Partnership that were eligible for conversion to the Company’s Common Shares.

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

On each January 1 during the term of the Plan, the maximum number of shares of common stock that may be issued under the Plan will increase by eight percent (8%) of any additional shares of common stock or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of common stock, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of the January 1, 2020 adjustment and any subsequent adjustment. No adjustment to shares available for issuance under the Plan was made as of January 1, 2019. As of January 1, 2020, the shares available for issuance under the plan was adjusted to 313,165 shares. As of June 30, 2020, there are 65,341 shares available for issuance under the Plan.

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of June 30, 2020 and December 31, 2019, 125,000 of the Operating Partnership’s 218,850 common units outstanding were eligible to be converted, on a one-to-one basis, into Common Shares. The Operating Partnership’s common units have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's loss per common share is determined as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted shares outstanding
Weighted average Common Shares – basic	4,747,968	3,413,374	4,650,704	2,867,478
Effect of conversion of operating partnership units	125,000	125,000	125,000	125,000
Weighted average common shares – diluted	4,872,968	3,538,374	4,775,704	2,992,478

Calculation of earnings per share – basic and diluted
Net loss attributable to common shareholders	$(1,571,603)	$(1,058,995)	$(3,295,896)	$(1,745,634)
Weighted average Common Shares – basic and diluted	4,747,968	3,413,374	4,650,704	2,867,478
Earnings per share – basic and diluted	$(0.33)	$(0.31)	$(0.71)	$(0.61)

Dividends and Distributions

During the three months ended June 30, 2020, no dividends were paid. During the six months ended June 30, 2020, a dividend in the amount of $0.125 was paid on March 10, 2020 to shareholders of record on February 11, 2020. During the three months and six months ended June 30, 2019, a dividend in the amount of $0.175 was paid on May 28, 2019 to common shareholders of record on May 24, 2019.

Total dividends and distributions to noncontrolling interests paid during the three and six months ended June 30, 2020 and 2019, respectively, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Common shareholders (dividends)	$-	$737,707	$562,537	$737,707
Hanover Square Property noncontrolling interest (distribution)	299,040	12,000	319,840	28,000
Operating Partnership unit holders (distributions)	-	21,875	27,356	21,875
Total dividends and distributions	$299,040	$771,582	$909,733	$787,582

8.	Commitments and Contingencies

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in South Carolina, North Carolina and Virginia, which represented 100 percent of the total annualized base revenues of the properties in its portfolio as of June 30, 2020. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Other Risks and Uncertainties

Since March 2020, the Company’s investment properties have been significantly impacted by measures taken by local, state and federal authorities to mitigate the impact of COVID-19, such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. While some of these measures have been relaxed by the respective governmental authorities, with the uncertainty resulting from the continued spread of COVID-19 and the re-imposition of mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders by some governmental authorities, the negative impact on room demand for our hotel properties and consumer demand for the goods and services of our retail tenants within our portfolio could continue to be significant in the coming months.

As of the date of this Quarterly Report on Form 10-Q, all of the tenants in the Company’s retail properties (the Franklin Square Property, Hanover Square Property and Ashley Plaza Property) and flex property (Brookfield Center) are open, with two exceptions. A tenant in the Franklin Square Property has defaulted on its lease and abandoned its premises, resulting in the recognition of the loss on impairment discussed above. A fitness center tenant in the Ashley Plaza Property has not reopened for business due to continued governmental shut-down orders for this category of business, but is making rent payments under a rent abatement agreement. A second tenant in the Ashley Plaza Property continues to operate, but under bankruptcy protection, so future rent payments from this tenant are uncertain.

As is the case with retail landlords across the U.S., the Company has received a number of rent relief requests from tenants, which the Company evaluates on a case-by-case basis. As of the date of this Quarterly Report on Form 10-Q, the Company has granted lease concessions in the form of (i) rent deferrals or (ii) rent abatements. Under the deferral agreements, the tenant agrees to repay unpaid rent over a specified time period or before a certain date. As of the date of this Quarterly Report on Form 10-Q, the Company has agreed to defer base rent payments of $87,263 from various tenants that were due during the three months ending June 30, 2020, over varying terms, but all will be repaid by December 31, 2021. In addition, the Company has agreed to defer rent payments totaling $13,417 that would have been due during the remaining six months ending December 31, 2020. Under the abatement agreements, the Company has agreed to permanently abate rent in exchange for lease extensions of between one and three years, depending on the amount of the abatement. In one case, the Company has agreed to abate a portion of a tenant’s base rent in exchange for future rent payments based on the tenant’s monthly sales. As of the date of this Quarterly Report on Form 10-Q, the Company has agreed to abate base rent payments of $118,507 from various tenants that would have been paid during the three months ended June 30, 2020. In addition, the Company has agreed to abate rent payments totaling $55,358 that would have been due during the remaining six months ending December 31, 2020. In return, the Company has received lease extension agreements from these tenants of between one and three years.

As of the date of this Quarterly Report on Form 10-Q, the Company’s rent and CAM collections as a percentage of contractual rent and CAM due, based on existing leases and any rent deferral or rent abatement agreements signed as of June 30, 2020, for the three months ended June 30, 2020 were as follows:

	April	May	June
Percent of total rent and CAM collected	66.6%	71.8%	77.4%

The Company’s hotel properties (the Hampton Inn Property and the Clemson Best Western Property), which depend on leisure and business travel, have experienced significant declines in occupancy rates and revenues that began in March, have continued in April, May, and June, and which the Company expects to continue while leisure and business travel continue to remain at levels well below pre-COVID-19 levels. Occupancy rates for the months of April, May and June, 2020 and 2019, respectively, were:

Occupancy	April		May		June
	2020	2019	2020	2019	2020	2019
Hampton Inn Property	25.36%	62.29%	41.45%	55.82%	49.04%	55.01%
Clemson Best Western Property (1)	24.86%	47.37%	19.12%	37.49%	24.05%	38.38%

Average Daily Rate	April		May		June
	2020	2019	2020	2019	2020	2019
Hampton Inn Property	$66.01	$149.33	$68.53	$111.37%	$73.40	$103.89
Clemson Best Western Property (1)	69.62	103.92	63.28	109.69%	62.74	69.49

(1)	2019 data for the Clemson Best Western Property is from the prior owner.

While intense efforts to reduce operating costs resulted in expense reductions during the three months ended June 30, 2020, the Company cannot be certain as to what level of savings can be achieved overall to mitigate the material decline in hotel revenues we may experience. The federal government has provided assistance to the industries negatively affected by the virus, including the hospitality industry, and our two hotel properties have received loans under one of these programs (see Note 5), but the Company cannot be certain that such aid will mitigate the material reduction in revenue resulting from COVID-19 travel impacts.

The Company has reviewed its outstanding rent receivables and has determined an allowance for uncollectible portions of accrued rents and rent receivables. For the three and six months ended June 30, 2020, the Company recorded bad debt expense of $282,374, which is included as a reduction to retail center property revenue on the Company’s condensed consolidated statement of operations (unaudited). While the Company’s rent collections from its retail and flex center properties gradually improved during the three months ended June 30, 2020, the continued impact of COVID-19 on revenues from the Company’s retail and flex center properties and tenants remains uncertain.

Revenues will be impacted by the deferral and abatement agreements that the Company has granted to various tenants. Additionally, revenues could continue to be negatively impacted until consumer demand for the goods and services of the Company’s retail and flex center tenants returns to levels prior to the virus outbreak. However, there is significant uncertainty about when this could occur and (i) whether restrictions will continue to be re-imposed or extended, (ii) whether tenants’ business activity will return to pre-COVID-19 levels, and (iii) when customers will re-engage with tenants as they have in the past. Until such time as the virus is contained or eradicated and room demand for the Company’s hotel properties and consumer demand for the goods and services of the Company’s retail and flex center tenants returns to more customary levels, the Company may continue to experience material reductions in its operating revenue.

The anticipated negative impact on revenues, discussed above, from the Company’s retail, flex center and hotel properties has also, and will continue, to impact the Company’s liquidity, resulting in reduced cash flow to meet the Company’s obligations and to fund dividend distribution payments.

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

The Company pays the Manager a monthly asset management fee equal to 0.125% of stockholders’ equity, payable in arrears in cash. For purposes of calculating the asset management fee, the Company’s stockholders’ equity means: (a) the sum of (1) the net proceeds from (or equity value assigned to) all issuances of the Company’s equity and equity equivalent securities (including common stock, common stock equivalents, preferred stock and OP Units issued by the Company’s operating partnership) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that the Company has paid to repurchase its common stock issued in this or any subsequent offering. Stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items (including depreciation and amortization) that have impacted stockholders’ equity as reported in the Company’s condensed consolidated financial statements (unaudited) prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Company’s Manager and its independent director(s) and approval by a majority of its independent directors.

For the three and six months ended June 30, 2020, the Company incurred $151,516 and $296,378, in asset management fees, respectively. For the three and six months ended June 30, 2019, the Company incurred $113,771 and $207,696, in asset management fees, respectively. Asset management fees are recorded on the Company’s condensed consolidated statements of operations (unaudited) as either (i) retail center property operating expenses, (ii) hotel property operating expenses or (iii) legal, accounting and other professional fees, depending on the basis on which the asset management fee is determined.

The Manager also receives an acquisition fee of 2.0% of the purchase price plus transaction costs, for each property acquired or investment made on the Company’s behalf at the closing of the acquisition of such property or investment, in consideration for the Manager’s assistance in effectuating such acquisition. Acquisition fees are allocated and added to the fair value of the tangible assets acquired. No acquisition fees were earned or paid during the three and six months ending June 30, 2020 and 2019.

The Manager will be entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in this offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to this offering, and (B) 7%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period. For purposes of calculating the incentive fee during the first years after completion of this offering, adjusted funds from operations (“AFFO”) will be determined by annualizing the applicable period following completion of this offering. AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. The Company further adjusts funds from operations (“FFO”) for certain items that are not added to net income in the National Association of Real Estate Investment Trusts’ (NAREIT) definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on real estate investments). No incentive fees were earned or paid during the three and six months ending June 30, 2020 and 2019.

Other related parties

The Company pays Shockoe Properties, LLC, a subsidiary of Dodson Properties, an entity in which one of the owners of the Manager holds a 6.32 percent interest, an annual property management fee of up to 3 percent of the monthly gross revenues of the Franklin Square, Hanover Square, Ashley Plaza and Brookfield properties. These fees are paid in arrears on a monthly basis. During the three and six months ended June 30, 2020, the Company paid Shockoe Properties, LLC property management fees of $28,683 and $74,008, respectively. During the three and six months ended June 30, 2019, the Company paid Shockoe Properties, LLC property management fees of $26,167 and $53,301, respectively.

10.	Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. As of June 30, 2020, the Company had the following reportable segments:  retail center properties, flex center properties and hotel properties. During the periods presented, there have been no material intersegment transactions.

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

The following table presents property operating revenues, expenses and NOI by product type:

	For the three months ended June 30,
	Hotel properties		Retail center properties		Flex center property		Total
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	2020	2019	2020	2019	2020	2019	2020	2019
Revenues	$512,929	$823,947	$1,066,297	$889,147	$163,266	$-	$1,742,492	$1,713,094
Operating expenses	559,976	616,759	337,392	250,282	50,480	-	947,848	867,041
Net operating (loss) income	$(47,047)	$207,188	$728,905	$638,865	$112,786	$-	$794,644	$846,053

	For the six months ended June 30,
	Hotel properties		Retail center properties		Flex center property		Total
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	2020	2019	2020	2019	2020	2019	2020	2019
Revenues	$1,469,797	$1,468,435	$2,436,584	$1,783,141	$358,418	$-	$4,264,799	$3,251,576
Operating expenses	1,522,672	1,198,734	692,989	519,557	103,039	-	2,318,700	1,718,291
Net operating (loss) income	$(52,875)	$269,701	$1,743,595	$1,263,584	$255,379	$-	$1,946,099	$1,533,285

11.	Subsequent Events

As of August 13, 2020, the following events have occurred subsequent to the June 30, 2020 effective date of the condensed consolidated financial statements (unaudited):

Mandatorily Redeemable Preferred Stock Dividend

On July 24, 2020, a dividend in the amount of $0.50 was paid to mandatorily redeemable preferred stock shareholders of record on July 22, 2020 for the period from April 25, 2020 through July 24, 2020.

Extension of Line of Credit, Short Term

On August 12, 2020, the Company entered into a third extension of the line of credit, short term, until September 30, 2020.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the competitive environment in which we operate;
•	national, international, regional and local economic conditions;
•	capital expenditures;
•	the availability, terms and deployment of capital;
•	financing risks;
•	the general level of interest rates;
•	changes in our business or strategy;
•	fluctuations in interest rates and increased operating costs;
•	our limited operating history;
•	the degree and nature of our competition;
•	our dependence upon our Manager and key personnel;
•	defaults on or non-renewal of leases by tenants;
•	decreased rental rates or increased vacancy rates;
•	our ability to make distributions on shares of our common stock and preferred stock;
•	difficulties in identifying properties to acquire and completing acquisitions;
•	our ability to operate as a public company;
•	potential natural disasters such as hurricanes;
•	COVID-19 pandemic;

•	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;
•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates; and
•	related industry developments, including trends affecting our business, financial condition and results of operations.

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

As of June 30, 2020, our company owned and operated six investment properties, the Shops at Franklin Square (the “Franklin Square Property”), a 134,239 square foot retail property located in Gastonia, North Carolina, the Greensboro Hampton Inn (the “Hampton Inn Property”) a hotel with 125 rooms on 2.162 acres in Greensboro, North Carolina, the Hanover North Shopping Center (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 160,356 square foot retail property located in Goldsboro, North Carolina, the Clemson Best Western University Inn (the “Clemson Best Western Property”), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina and Brookfield Center (the “Brookfield Center Property”), a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina. As of June 30, 2020, we owned 75 percent of the Hampton Inn Property as a tenant in common with a noncontrolling owner which owned the remaining 25 percent interest. The tenants in common lease the Hampton Inn Property to a taxable REIT subsidiary that is also owned 75 percent by us and 25 percent by the noncontrolling owner. As of June 30, 2020, we owned 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owned the remaining 16 percent interest.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have Investments. As of June 30, 2020, our reportable segments were retail center properties, flex center properties, and hotel properties.

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

Mandatorily redeemable preferred stock issuance

On February 19, 2020, our company issued and sold 200,000 shares of 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) at $23.00 per share, resulting in gross proceeds of $4,600,000. Net proceeds from the issuance were $3,860,882, which includes the impact of the underwriter’s discounts, selling commissions and legal, accounting and other professional fees. At issuance, our company created an escrow for $371,111 for the first year of dividends. As of June 30, 2020 and December 31, 2019, respectively, the balance of the preferred dividend escrow was $297,363 and $0, respectively, which is reported as restricted cash on our company’s condensed consolidated balance sheet. Our company has classified the Series A Preferred Stock as a liability in accordance with ASC Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying condensed consolidated statements of operations (unaudited).

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

2019 Acquisitions

The Ashley Plaza Property

On August 30, 2019, our company completed its acquisition of the Ashley Plaza Property, a 160,356 square foot retail property located in Goldsboro, North Carolina, through a wholly owned subsidiary. The Ashley Plaza Property, built in 1977 and fully renovated in 2018, was 98 percent leased as of June 30, 2020 and is anchored by Hobby Lobby, Harbor Freight and Ashley Home Store. The purchase price for the Ashley Plaza Property was $15,200,000 paid through a combination of cash provided by our company, the incurrence of new mortgage debt and funds from a line of credit, short term. Our company’s total investment, including acquisition and closing costs, escrows and lease reserves was $15,885,444, including $204,300 of loan issuance costs. Our company paid $357,823 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

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

The Brookfield Center Property

On October 3, 2019, our company completed its acquisition of the Brookfield Center Property, a 64,880 square foot flex-industrial property located in Greenville, South Carolina, through a wholly owned subsidiary. The Brookfield Center Property, built in 2007, was 93.8 percent leased as of June 30, 2020. Major tenants include Gravitopia Trampoline Park and Summit Church. The purchase price for the Brookfield Center Property was $6,700,000 paid through a combination of cash provided by our company, the incurrence of new mortgage debt and funds from related party notes payable, short term. Our company’s total investment, including $113,505 of loan issuance costs, was $7,102,643. Our company paid $207,957 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Financing Activities

Mortgages payable

Our company financed its acquisitions of its investment properties through mortgages, as follows:

				Balance
Property	Monthly Payment	Interest Rate	Maturity	June 30, 2020	December 31, 2019
Franklin Square	Interest only	4.70%	March 2021	$14,275,000	$14,275,000
Hampton Inn (a)	Interest only	Variable	November 2020	10,600,000	10,600,000
Hanover Square (b)	$56,882	4.25%	December 2027	10,479,065	8,592,195
Ashley Plaza (c)	Interest only	3.75%	September 2029	11,400,000	11,400,000
Clemson Best Western (d)	Interest only	Variable	October 2022	7,750,000	7,750,000
Brookfield Center (e)	Interest only	3.9%	November 2029	4,850,000	4,850,000
				59,354,065	57,467,195

(a)	The mortgage loan for the Hampton Inn Property bears interest at a variable rate based on LIBOR with a minimum rate of 6.1 percent. The interest rate payable is the USD LIBOR one-month rate plus 5 percent. As of June 30, 2020 and December 31, 2019, respectively, the rates in effect for the Hampton Inn Property mortgage loan were 6.10 percent and 6.75 percent. The mortgage loan for the Hampton Inn property matures on November 9, 2020. However, the loan includes options, with certain conditions, to extend the term of the mortgage loan for two successive 12 month terms.

(b)

On May 8, 2020, the Company entered into a refinancing transaction with the mortgage lender for the Hanover Square Property which increased the mortgage amount and reduced the interest rate.  (See Note 11, below.) Under this transaction, the principal amount of the loan was increased to $10,500,000 and the interest rate reduced to a fixed rate of 4.25 percent until January 1, 2023, when the interest rate will adjust to a new fixed rate which will be determined by adding 3.00 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25 percent. The fixed monthly payment, which includes principal and interest, increased to $56,882. Our company has accounted for this transaction as a loan modification. Under this accounting treatment, our company recorded $1,500 in capitalized loan issuance costs for loan fees paid to the lender and recorded $43,852 in third party costs associated with the transaction as an expense under retail property operating expenses on our company’s condensed consolidated statement of operations (unaudited) for the three and six months ended June 30, 2020.

The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 to 1.00 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of June 30, 2020 and December 31, 2019, respectively, the Company believes that it is compliant with these covenants.

(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and is interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment will be $52,795 for the remaining term of the loan, which will include interest at the fixed rate, and principal, based on a thirty year amortization schedule.

(d)	The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of June 30, 2020, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent.

(e)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment will be $22,876 for the remaining term of the loan, which will include interest at the fixed rate, and principal, based on a thirty year amortization schedule.

Line of credit, short term

As of June 30, 2020 and December 31, 2019, our company had a line of credit, short term, outstanding in the principal amount of $550,000 and $2,000,000, respectively. The line of credit, short term, was established on August 21, 2019 to provide short term funding for our company’s acquisition of the Ashley Plaza Property and the Clemson Best Western Property (see note on 2019 acquisitions, above). On February 20, 2020, our company repaid the line of credit, short term, in the amount of $2,000,000 plus accrued interest of $21,437. Effective on February 21, 2020, the original maturity date of the line of credit, short term, our company extended the line of credit, short term, for 60 days until April 21, 2020. On March 3, 2020 our company received $550,000 in funding from the line of credit, short term, to fund working capital and dividend payments. On April 21, 2020, we extended the line of credit, short term, for 40 days until May 31, 2020. On May 31, 2020, we extended the line of credit, short term, for 90 days until August 31, 2020. On August 12, 2020, the Company extended the line of credit, short term, until September 30, 2020.

The line of credit, short term, bears interest at a variable rate calculated at 250 basis points over USD 1-Month LIBOR as published in the Wall Street Journal. The rate adjusts on the first day of each month during which the loan is outstanding. As of June 30, 2020, the rate in effect for the line of credit, short term, was 2.683 percent. For the six months ended June 30, 2020, interest expense includes amortization of the capitalized issuance costs using the straight-line method, which approximates to the effective interest method, over the six-month term of the loan.

Related party notes payable, short term

As of June 30, 2020 and 2019, respectively, our company had $0 and $852,000, respectively, in related party notes payable, short term, outstanding. During the six months ended June 30, 2020 our company repaid related party notes payable, short term, in the principal amount of $852,000 plus accrued interest of $11,710. These notes were issued on September 30, 2019 in the principal amount of $183,000 and on October 2, 2019 in the principal amount of $80,000, both to fund a portion of our company’s acquisition of the Brookfield Center Property, which closed on October 3, 2019. In addition, our company issued a related party note payable in the principal amount of $589,000 on November 29, 2019 to pay dividends and fund working capital requirements. The related party notes payable bore interest at a rate of 5 percent annually.

COVID-19 Impact

The following discussion is intended to provide certain information regarding the impacts of the COVID-19 pandemic on our company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding our company’s portfolio are estimates based on information available to our company as of the date of this Quarterly Report on Form 10-Q. As a result of the rapid development, fluidity and uncertainty surrounding this situation, our company expects that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our company’s business, operations, cash flows and financial condition for the third quarter of 2020 and future periods.

During the months of March, April, May and June, 2020, the spread of COVID-19 had a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the Mid-Atlantic states in which our company’s properties are located, and the broader financial markets. Nearly every industry was impacted directly or indirectly, and the U.S. hospitality and retail markets came under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders.

Impact on Retail Center and Flex Center Properties

During the months of March, April, May and June, 2020, these containment measures affected the operations of different categories of our company’s retail and flex property tenants to varying degrees with, for example, (i) certain essential businesses remaining open and operational, (ii) restaurants initially limited to take-out and delivery services, transitioning to add outside dining offerings, and currently moving to include limited capacity indoor dining, and (iii) non-essential businesses choosing to either close, or to remain open with limited hours and/or limited capacity.

The implementation of these containment measures in late March and early April significantly impacted our rent collections during April, May, and June 2020. As these containment measures were gradually relaxed during late May and June, 2020, our rent collections gradually increased, which reflected our tenants reopening or expanding the operations of their businesses. As of the date of this Quarterly Report on Form 10-Q, our company’s rent and CAM collections as a percentage of contractual rent and CAM due, based on existing leases and any rent deferral or rent abatement agreements signed as of June 30, 2020, for the three months ended June 30, 2020 were as follows:

	April	May	June
Percent of total rent and CAM collected	66.6%	71.8%	77.4%

As is the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, which we evaluate on a case-by-case basis. As of the date of this Quarterly Report on Form 10-Q, our company has granted lease concessions to various tenants in the form of (i) rent deferrals or (ii) rent abatements. Under the deferral agreements, our tenants have agreed to repay unpaid rent over a specified time period or before a certain date. As of the date of this Quarterly Report on Form 10-Q, our company has agreed to defer base rent payments of $87,263 from various tenants that were due during the three months ending June 30, 2020, over varying terms, but all will be repaid by December 31, 2021. In addition, our company has agreed to defer rent payments totaling $13,417 that would have been due during the remaining six months ending December 31, 2020. Under the abatement agreements, our company has agreed to permanently abate rent in exchange for lease extensions of between one and three years, depending on the amount of the abatement. In one case, our company has agreed to abate a portion of a tenant’s base rent in exchange for future rent payments based on the tenant’s monthly sales. As of the date of this Quarterly Report on Form 10-Q, our company has agreed to abate base rent payments of $118,507 from various tenants that would have been paid during the three months ended June 30, 2020. In addition, our company has agreed to abate rent payments totaling $55,358 that would have been due during the remaining six months ending December 31, 2020. In return, our company has received lease extension agreements from these tenants of between one and three years.

As of the date of this Quarterly Report on Form 10-Q, all of the tenants in our retail properties (the Franklin Square Property, Hanover Square Property and Ashley Plaza Property) and flex property (Brookfield Center) are open, with two exceptions. A tenant in the Franklin Square Property has defaulted on its lease and abandoned its premises. A fitness center tenant in the Ashley Plaza Property has not reopened for business due to continued governmental shut-down orders for this category of business, but is making rent payments under a rent abatement agreement. A second tenant in the Ashley Plaza Property continues to operate, but under bankruptcy protection, so future rent payments from this tenant are uncertain.

Impact on Hotel Properties

Our hotel properties (the Hampton Inn Property and the Clemson Best Western Property), which depend on leisure and business travel, have experienced significant declines in occupancy rates and revenues that began in March, have continued in April, May, and June, and which our company expects to continue while leisure and business travel continue to remain at levels well below pre-COVID-19 levels. Occupancy rates for the months of April, May and June, 2020 and 2019, respectively, were:

Occupancy	April		May		June
	2020	2019	2020	2019	2020	2019
Hampton Inn Property	25.36%	62.29%	41.45%	55.82%	49.04%	55.01%
Clemson Best Western Property (1)	24.86%	47.37%	19.12%	37.49%	24.05%	38.38%

Average Daily Rate	April		May		June
	2020	2019	2020	2019	2020	2019
Hampton Inn Property	$66.01	$149.33	$68.53	$111.37%	$73.40	$103.89
Clemson Best Western Property (1)	69.62	103.92	63.28	109.69%	62.74	69.49

(1)	2019 data for the Clemson Best Western Property is from the prior owner.

Our company has taken a number of proactive measures to maintain the strength of its business and manage the impact of COVID-19 on our company’s operations and liquidity. To enhance its liquidity position and maintain financial flexibility, our company has:

•	During May 2020, we entered into a refinancing transaction with the mortgage lender for the Hanover Square Property, under which the principal amount of the loan was increased to $10,500,000, providing $1,948,845 in financing proceeds, net of capitalized loan issuance costs. After a pro rata distribution of proceeds to the noncontrolling owner of the Hanover Square Property and the pre-payment of real estate taxes and interest at closing, our company generated $1,570,000.

•	Applied for and received loans from the Small Business Administration Paycheck Protection Program for the entities that operate its two hotel properties. The entity that operates the Hampton Inn Property received a loan of $176,300 and the entity that operates the Clemson Best Western Property received a loan of $129,600.

•	Our company’s board of directors will continue to evaluate our company’s dividend policy. Given the uncertainty of the COVID-19 pandemic’s near and potential long-term impact on our company’s business, and in order to preserve its liquidity position, our company’s board of directors may consider temporarily suspending quarterly dividend distributions. Our company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.

Discussion of Potential Future Impact

While some of the containment measures have been relaxed by the respective governmental authorities, with the uncertainty resulting from the renewed spread of COVID-19 and the re-imposition of mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders by some governmental authorities, the negative impact on room demand for our hotel properties and consumer demand for the goods and services of our retail tenants within our portfolio could continue to be significant in the coming months.

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

Off-Balance Sheet Arrangements

As of June 30, 2020 and December 31, 2019, we have no off-balance sheet arrangements.

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

Internal liquidity to fund operating needs will be provided primarily by the rental receipts from our retail properties and flex center property, and revenues from our hotel properties. However, during the three months ended June 30, 2020, the impact of the COVID-19 pandemic, including the effects on our financial and operational results that provide the liquidity for operating needs, was significant. For our retail and flex center properties, our company created an allowance for doubtful accounts of $282,374 representing rent revenues for the three months ended June 30, 2020 that have a significant chance of being uncollectible. As of June 30, 2020 and December 31, 2019, the total allowance for doubtful accounts was $296,992 and $8,615, respectively.

Subsequent to the June 30, 2020 effective date of the condensed consolidated financial statements (unaudited), we agreed to abate rent payments totaling $118,507 included in the allowance for doubtful accounts as of June 30, 2020. These rent abatement agreements also include abatement of rents totaling $55,358 that would have been due during the remaining six months ending December 31, 2020. For our hotel properties, occupancy and revenues were significantly impacted by COVID-19. Our Hampton Inn Property, which is the only hotel for which we have a prior year comparison, had a 62 percent decline in revenues for the three months ended June 30, 2020 over the three months ended June 30, 2019.

The extent of the impact will be dictated by, among other things, its nature, duration and scope, the success of efforts to contain the spread of COVID-19 and the impact of actions taken in response to the pandemic including travel bans and restrictions, quarantines, shelter in place orders, the promotion of social distancing and limitations on business activity, including business closures. The resurgence of the spread of COVID-19 in June and July are currently resulting in the re-imposition of limitations on business activity, travel and other restrictions that could increase the extent of the impact on our investment properties. Possible future declines in rental rates and expectations of future rental concessions, including granting free rent to induce tenants to renew their leases early, to retain tenants who are up for renewal, or to attract new tenants, or requests from tenants for rent abatements during periods when they are severely impacted by COVID-19, may result in decreases in our cash flows from our retail and flex properties. The current and potential future travel bans and stay at home orders have and are expected to materially affect our hotel revenues. At this point, the extent to which the COVID-19 pandemic may impact the economy and our business is uncertain, but pandemics or other significant public health events could have a material adverse effect on our business, results of operations and internal liquidity.

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

Cash Flows

At June 30, 2020, our consolidated cash and restricted cash on hand totaled $3,733,427 compared to consolidated cash on hand of $10,670,142 at June 30, 2019. Cash from operating activities, investing activities and financing activities for the three months ended June 30, 2020 and 2019 are as follows:

Operating Activities

For the six months ended June 30, 2020, our financial results include the impact of owning six properties (the Franklin Square Property, the Hampton Inn Property, the Hanover Square Property, the Ashley Plaza Property, the Clemson Best Western Property and the Brookfield Center Property). For the six months ended June 30, 2019, our company owned and operated three properties (the Franklin Square Property, the Hampton Inn Property, and the Hanover Square Property).

During the six months ended June 30, 2020 our cash used in operating activities was $898,009 compared to cash provided by operating activities of $290,817 for the six months ended June 30, 2019, a decrease of cash provided by operating activities of $1,188,826.

Cash (used in) provided by operating activities has two components. The first component consists of net operating income adjusted for non-cash operating income and expenses. During the six months ending June 30, 2020 and 2019, operating activities adjusted for non-cash items resulted in net cash used in operating activities of $239,625 and $94,111, respectively, an increase of $145,514 in cash used in operations. The increase in cash used in operations is a result of an increased net loss of $1,207,265 resulting from the reduced performance of the hotel properties due to reduced occupancy and revenues resulting from the impact of COVID-19 during the six months ended June 30, 2020, offset by the impact of the acquisition of the Ashley Plaza Property and Brookfield Center Property for the six months ended June 30, 2020.

The second component consists of changes in current assets and current liabilities. Increases in current assets and decreases in current liabilities result in cash used in operations. Decreases in current assets and increases in current liabilities result in cash provided by operations. During the six months ending June 30, 2020, net changes in current asset and current liability accounts resulted in $658,384 in cash used in operations. During the six months ending June 30, 2019, net changes in current asset and current liability accounts resulted in $384,928 in cash provided by operations. This increase of $1,043,312 in changes in assets and liabilities is a result of an increased change in rent receivables of $580,725 due to COVID-19 related rent delinquencies, which reduced cash provided from operations, normal changes in the decrease of unbilled rent of $49,550 as well as the write off of $31,162 in unbilled rent, a decrease in the changes in accounts payable and accrued liabilities of $623,166, which reduced cash provided from operations, offset by an increase in other assets of $79,867.

The net of (i) the $145,514 increase in cash used in operations from the first category and (ii) the $1,043,312 increase in cash used in operations from the second category results in a total increase of cash used in operations of $1,188,826.

Investing Activities

During the six months ended June 30, 2020, our cash used in investing activities was $217,910, compared to cash used in investing activities of $1,502,213 during the six months ended June 30, 2019, a decrease in cash used in investing activities of $1,284,303. During the six months ended June 30, 2020, cash used investing activities consisted of $217,910 in capital expenditures, including $20,239 in leasing commissions for our retail center properties, $60,000 in tenant improvements for our Ashley Plaza Property, $46,084 in furniture, fixtures and equipment, $39,423 in interior construction and $22,664 in site improvements for the Property Improvement Plan for the Hampton Inn Property and $29,500 in site improvements for the Clemson Best Western Property.

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

There were no non-cash investing activities for the six months ended June 30, 2020. Non-cash investing activities for the six months ended June 30, 2019 that did not affect our cash used in investing activities were $922,304, representing advance deposits made for Hanover Square Property furniture, fixtures and equipment that was expended during prior periods and transferred to investment properties during the six months ended June 30, 2019.

Financing Activities

During the six months ended June 30, 2020, our cash provided by financing activities was $2,777,156 compared to cash provided by investing activities of $7,760,742 during the six months ended June 30, 2019, a decrease in cash provided by financing activities of $4,983,586. During the six months ended June 30, 2020, we generated net proceeds, after offering costs, from our preferred stock issuance of $3,860,882, net funds, after loan issuance costs, from the refinancing of the Hanover Square North mortgage payable of $1,992,697, funds from a line of credit, short term, net, in the amount of $550,000 and funds from notes payable of $305,900. Additionally, our company used funds to repay a line of credit, short term, in the amount of $2,000,000, related party notes payable, short term, in the amount of $852,000, and mortgage debt principal associated with the Hanover Square Property of $107,327. Our company paid dividends and distributions of $909,733 during the six months ended June 30, 2020 and $63,263 of offering costs.

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

Our mortgages on our Hampton Inn Property and Franklin Square Property are set to mature in November 2020 and March 2021, respectively, in the amounts of approximately $10.6 million and $14.3 million, respectively.  We intend to seek extension or refinancing options for each loan, but we cannot guarantee we will extend or refinance these loans prior to maturity on the terms we expect, or at all.  We will continue to maximize our external sources of liquidity as described above.

Results of Operations

Three Months Ended June 30, 2020

Revenues

Total revenue was $1,742,492 for the three months ended June 30, 2020, consisting of $1,066,297 in revenues from retail center properties, $512,929 from hotel properties and $163,266 from the flex center property. Total revenues for the three months ended June 30, 2020 increased by $29,398 over the three months ended June 30, 2019, due to new revenues from the acquisition of three new properties, the Ashley Plaza Property, the Clemson Best Western Property and the Brookfield Center Property, offset by a decline in revenues from the hotel properties due to reduced occupancy and revenues resulting from COVID-19.

	For the three months ended June 30,		Increase /
	2020	2019	(Decrease)
Revenues
Retail center properties	$1,066,297	$889,147	$177,150
Hotel properties	512,929	823,947	(311,018)
Flex center property	163,266	-	163,266
	$1,742,492	$1,713,094	$29,398

Revenues from retail center properties were $1,066,297 for the three months ended June 30, 2020, an increase of $177,150 over retail center property revenues for the three months ended June 30, 2019. Decreased revenues from the Franklin Square Property and the Hanover Square Property due to the impact of COVID was offset by new revenues from the acquisition of the Ashley Plaza Property.

	For the three months ended June 30,		Increase /
	2020	2019	(Decrease)
Retail Center Properties
Franklin Square Property	$501,416	$558,874	$(57,458)
Hanover Square Property	261,967	330,273	(68,306)
Ashley Plaza Property	302,914	-	302,914
	$1,066,297	$889,147	$177,150

Revenues from hotel properties were $512,929 for the three months ended June 30, 2020, a decrease of $311,018 over revenues from hotel properties for the three months ended June 30, 2019. Revenues of $198,808 from the Clemson Best Western Property, which was acquired on September 27, 2019, offset a decline in revenues from the Hampton Inn Property of $509,826, due to reduced occupancy and revenues resulting from COVID-19.

	For the three months ended June 30,		Increase /
	2020	2019	(Decrease)
Hotel Properties
Hampton Inn Property	$314,121	$823,947	$(509,826)
Clemson Best Western Property	198,808	-	198,808
	$512,929	$823,947	$(311,018)

Revenues from the flex center property were $163,266 for the three months ended June 30, 2020 resulting from the acquisition of the Brookfield Center Property on October 3, 2019.

	For the three months ended June 30,		Increase /
	2020	2019	(Decrease)
Brookfield Center Property	$163,266	$-	$163,266

Operating Expenses

Total operating expenses were $2,509,821 for the three months ended June 30, 2020, consisting of $337,392 in expenses from retail center properties, $559,976 in expenses from hotel properties, $50,480 in expenses from the flex center property, $242,610 in legal, accounting and other professional fees, $87,191 in corporate general and administrative expenses, a loss on impairment of $223,097, and $1,009,075 in depreciation and amortization. Total operating expenses for the three months ended June 30, 2020 decreased by $176,763 over the three months ended June 30, 2019. Increased operating expenses for our company’s investment properties resulting from the acquisition of the Ashley Plaza Property, Brookfield Center Property and Clemson Best Western Property, increased legal, accounting and other professional fees, increased depreciation and amortization and the loss on impairment during the three months ended June 30, 2020 were offset by the loss on disposition of furniture, fixtures and equipment during the three months ended June 30, 2019.

	For the three months ended June 30,		Increase /
	2020	2019	(Decrease)
Operating Expenses
Retail center properties	$337,392	$250,282	$87,110
Hotel properties	559,976	616,759	(56,783)
Flex center property	50,480	-	50,480
Total Investment Property Operating Expenses	947,848	867,041	80,807
Legal, accounting and other professional fees	242,610	190,062	52,548
Corporate general and administrative expenses	87,191	83,444	3,747
Loss on impairment	223,097	-	223,097
Loss on disposition of furniture, fixtures and equipment	-	983,855	(983,855)
Depreciation and amortization	1,009,075	562,182	446,893
Total Operating Expenses	$2,509,821	$2,686,584	$(176,763)

Operating expenses for retail center properties were $337,392 for the three months ended June 30, 2020, an increase of $87,110 over retail center property operating expenses for the three months ended June 30, 2019. Increased operating expenses resulting from the acquisition of the Ashley Plaza Property and third-party costs related to the loan modification for the Hanover Square Property mortgage were offset by reductions in operating expenses for the Franklin Square Property and the Hanover Square Property resulting from efforts to reduce costs to offset revenue declines from COVID-19.

	For the three months ended June 30,		Increase /
	2020	2019	(Decrease)
Retail Center Properties
Franklin Square Property	$145,281	$175,831	$(30,550)
Hanover Square Property	105,288	74,451	30,837
Ashley Plaza Property	86,823	-	86,823
	$337,392	$250,282	$87,110

Operating expenses for hotel properties were $559,976 for the three months ended June 30, 2020, a decrease of $56,783 over operating expenses from hotel properties for the three months ended June 30, 2019. Operating expenses of $231,505 for the Clemson Best Western Property, which was acquired on September 27, 2019, offset a decline in operating expenses from the Hampton Inn Property of $288,288, due to reduced variable expenses from lower occupancy and cost-cutting measures put in place in response to COVID-19.

	For the three months ended June 30,		Increase /
	2020	2019	(Decrease)
Hotel Properties
Hampton Inn Property	$328,471	$616,759	$(288,288)
Clemson Best Western Property	231,505	-	231,505
	$559,976	$616,759	$(56,783)

Operating expenses from the flex center property were $50,480 for the three months ended June 30, 2020 resulting from the acquisition of the Brookfield Center Property on October 3, 2019.

	For the three months ended June 30,		Increase /
	2019	2018	(Decrease)
Brookfield Center Property	$50,480	$-	$50,480

Operating Loss

Operating loss for the three months ended June 30, 2020 was $767,329, a decrease of $206,161 over the operating loss of $973,490 for the three months ended June 30, 2019. Increased operating income of $216,091 resulting from the acquisition of the Ashley Plaza Property and $112,786 from the Brookfield Center Property was offset by (i) the operating loss from the Clemson Best Wester Property of $32,697, (ii) an increased operating loss of $221,538 from the Hampton Inn Property, (iii) decreased operating income of $99,143 from the Hanover Square Property, (iv) increased depreciation and amortization expense of $446,893 resulting from the three property acquisitions, and (v) increased legal, accounting and other professional fees of $52,548. Additionally, during the three months ended June 30, 2020, a loss on impairment of $223,097 was recorded, while during the three months ended June 30, 2019, a loss on disposition of furniture, fixtures and equipment of $983,855 was recorded.

Interest Expense

Interest expense for the three months ended June 30, 2020 was as follows:

	For the three months ended June 30,		Increase/
	2020	2019	(Decrease)
Franklin Square	$174,232	$174,232	$-
Hanover Square	110,581	109,863	718
Hampton Inn	204,685	225,877	(21,192)
Ashley Plaza	112,422	-	112,422
Clemson Best Western	163,483	-	163,483
Brookfield Center	50,652	-	50,652
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	146,338	-	146,338
Line of credit, short term	7,773	-	7,773
Related party notes payable, short term	-	-	-
Other interest	465	787	(322)
Total interest expense	$970,631	$510,759	$459,872

Total interest expense for the three months ended June 30, 2020 increased by $459,872 over the three months ended June 30, 2019. This increase was a result of new investment property interest expense from the Ashley Plaza Property, Clemson Best Western Property and Brookfield Center Property, and new interest expense resulting from the preferred stock dividends, line of credit, short term, and the related party notes payable, short term. Interest expense above includes non-cash amortization of discounts and capitalized issuance costs and, for the three months ended June 30, 2019, the impact of payments received from the interest rate protection transactions. See Note 5 of the accompanying notes to the condensed consolidated financial statements (unaudited).

Net Loss

Net loss was $1,737,184 for the three months ended June 30, 2020, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $1,571,603. Net loss was $1,522,613 for the three months ended June 30, 2019, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $1,058,995.

Net loss for the three months ended June 30, 2019 increased by $214,571, before adjustments for net loss attributable to noncontrolling interests. This increase is due to increased interest expense of $459,872, offset by decreased operating expenses of $176,763 and increased revenues of $29,398, all as discussed above.

After adjusting for noncontrolling interests, net loss for the three months ended June 30, 2020 increased by $512,608 over the net loss, after adjusting for noncontrolling interests, for the three months ended June 30, 2019. The disproportionate increase in the net loss attributable to common shareholders relative to the increase in the net loss before adjustments for noncontrolling interests was the result of an allocation of the $983,855 loss on disposition of furniture, fixtures and equipment to the noncontrolling interests.

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

Below is our company’s FFO, which is a non-GAAP measurement, for the three months ended June 30, 2020:

Net income (loss)	$(1,737,184)
Depreciation of tangible real property assets (1)	675,990
Depreciation of tenant improvements (2)	80,135
Amortization of leasing commissions (3)	11,853
Amortization of tenant inducements (4)	2,840
Amortization of intangible assets (5)	241,097
Loss on impairment (6)	223,097
Funds from operations	(502,172)

(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.

(2)	Depreciation of tenant improvements, including those (i) acquired as part of the purchase of the Franklin Square Property and Hanover Square Property and (ii) those constructed by our company subsequent to the acquisition of the properties.

(3)	Amortization of leasing commissions paid for the Franklin Square Property, Hanover Square Property, Ashley Plaza Property and Brookfield Center Property subsequent to the acquisition of the properties.

(4)	Amortization of tenant inducements paid for the Franklin Square Property during the three months ended June 30, 2020.

(5)	Amortization of (i) intangible assets acquired as part of the purchase of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property, including leasing commissions, leases in place and legal and marketing costs during the three months ended June 30, 2020 and (ii) the franchise fee paid as part of the acquisition of the Clemson Best Western Property.

(6)	NAREIT’s December 2018 White Paper provides guidance for the treatment of impairment write-downs. Specifically, “To the extent there is an impairment write-down of depreciable real estate … related to a REIT’s main business, the write-down is excluded from FFO (i.e., adjusted from net income in calculating FFO).”

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

Total AFFO for the three months ended June 30, 2020 was as follows:

Funds from operations	$(502,172)
Amortization of above market leases (1)	53,616
Amortization of below market leases (2)	(56,379)
Straight line rent (3)	(60,049)
Capital expenditures (4)	28,029
Increase (Decrease) in fair value of interest rate cap (5)	389
Amortization of loan issuance costs (6)	72,379
Amortization of preferred stock discount (7)	16,272
Amortization of preferred stock offering costs (8)	30,066
Write off unbilled rent (9)	31,162
Adjusted funds from operations (AFFO)	$(386,687)

(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets recorded as part of the purchase of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the three months ended June 30, 2020.

(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities recorded as part of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the three months ended June 30, 2020.

(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the three months ended June 30, 2020.

(4)	Adjustment to FFO for capital expenditures, including capitalized leasing commissions, tenant improvements, building and site improvements and purchases of furniture, fixtures and equipment for the Franklin Square Property, the Hanover Square Property, Hampton Inn Property, Ashley Plaza Property and Clemson Best Western Property that will not be reimbursed by property escrow accounts. During the three months ended June 30, 2020, our company paid $2,500 for leasing commissions at the Ashley Plaza Property and $52,164 in site improvements at the Hampton Inn Property and Clemson Best Western Property. During the three months ended June 30, 2020, our company received $82,693 in funds from property capital reserves held by the Hampton Inn Property mortgage holder.

(5)	Adjustment to FFO resulting from non-cash expenses recognized as a result of decreases in the fair value of the interest rate caps for the Hampton Inn Property and the Clemson Best Western Property during the three months ended June 30, 2020.

(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages during the three months ended June 30, 2020.

(7)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock discount over its five year term during the three months ended June 30, 2020.

(8)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock offering costs over its five year term during the three months ended June 30, 2020.

(9)	Adjustment to FFO for writing off the unbilled rent associated with the default of the Franklin Square Property tenant.

Results of Operations

Six Months Ended June 30, 2020

Revenues

Total revenue was $4,264,799 for the six months ended June 30, 2020, consisting of $2,436,584 in revenues from retail center properties, $1,469,797 from hotel properties and $358,418 from the flex center property. Total revenues for the six months ended June 30, 2020 increased by $1,013,223 over the six months ended June 30, 2019, due to new revenues from the acquisition of three new properties, the Ashley Plaza Property, the Clemson Best Western Property and the Brookfield Center Property, offset by a decline in revenues from the hotel properties due to reduced occupancy and revenues resulting from COVID-19.

	For the six months ended June 30,		Increase /
	2020	2019	(Decrease)
Revenues
Retail center properties	$2,436,584	$1,783,141	$653,443
Hotel properties	1,469,797	1,468,435	1,362
Flex center property	358,418	-	358,418
	$4,264,799	$3,251,576	$1,013,223

Revenues from retail center properties were $2,436,584 for the six months ended June 30, 2020, an increase of $653,443 over retail center property revenues for the six months ended June 30, 2019. Decreased revenues from the Franklin Square Property and the Hanover Square Property due to the impact of COVID was offset by new revenues from the acquisition of the Ashley Plaza Property.

	For the six months ended June 30,		Increase /
	2020	2019	(Decrease)
Retail Center Properties
Franklin Square Property	$1,080,338	$1,126,435	$(46,097)
Hanover Square Property	639,491	656,706	(17,215)
Ashley Plaza Property	716,755	-	716,755
	$2,436,584	$1,783,141	$653,443

Revenues from hotel properties were $1,469,797 for the six months ended June 30, 2020, an increase of $1,362 over revenues from hotel properties for the six months ended June 30, 2019. Revenues of $575,726 from the Clemson Best Western Property, which was acquired on September 27, 2019, offset a decline in revenues from the Hampton Inn Property of $574,364, due to reduced occupancy and revenues resulting from COVID-19.

	For the six months ended June 30,		Increase /
	2020	2019	(Decrease)
Hotel Properties
Hampton Inn Property	$894,071	$1,468,435	$(574,364)
Clemson Best Western Property	575,726	-	575,726
	$1,469,797	$1,468,435	$1,362

Revenues from the flex center property were $358,418 for the six months ended June 30, 2020 resulting from the acquisition of the Brookfield Center Property on October 3, 2019.

	For the six months ended June 30,		Increase /
	2020	2019	(Decrease)
Brookfield Center Property	$358,418	$-	$358,418

Operating Expenses

Total operating expenses were $5,946,258 for the six months ended June 30, 2020, consisting of $692,989 in expenses from retail center properties, $1,522,672 in expenses from hotel properties, $103,039 in expenses from the flex center property, $569,995 in share based compensation expenses, $645,405 in legal, accounting and other professional fees, $162,579 in corporate general and administrative expenses, a loss on impairment of $223,097, and $2,026,482 in depreciation and amortization.

	For the six months ended June 30,		Increase /
	2020	2019	(Decrease)
Operating Expenses
Retail center properties	$692,989	$519,557	$173,432
Hotel properties	1,522,672	1,198,734	323,938
Flex center property	103,039	-	103,039
Total Investment Property Operating Expenses	2,318,700	1,718,291	600,409
Share based compensation expenses	569,995	-	569,995
Legal, accounting and other professional fees	645,405	543,809	101,596
Corporate general and administrative expenses	162,579	139,149	23,430
Loss on impairment	223,097	-	223,097
Loss on disposition of furniture, fixtures and equipment	-	983,855	(983,855)
Depreciation and amortization	2,026,482	1,128,345	898,137
Total Operating Expenses	$5,946,258	$4,513,449	$1,432,809

Operating expenses for retail center properties were $692,989 for the six months ended June 30, 2020, an increase of $173,432 over retail center property operating expenses for the six months ended June 30, 2019. Increased operating expenses resulting from the acquisition of the Ashley Plaza Property were offset by reductions in operating expenses for the Franklin Square Property and the Hanover Square Property resulting from efforts to reduce costs to offset revenue declines from COVID-19.

	For the six months ended June 30,		Increase /
	2020	2019	(Decrease)
Retail Center Properties
Franklin Square Property	$332,100	$359,045	$(26,945)
Hanover Square Property	191,917	160,512	31,405
Ashley Plaza Property	168,972	-	168,972
	$692,989	$519,557	$173,432

Operating expenses for hotel properties were $1,522,672 for the six months ended June 30, 2020, an increase of $323,938 over operating expenses from hotel properties for the six months ended June 30, 2019. Operating expenses of $658,166 for the Clemson Best Western Property, which was acquired on September 27, 2019, offset a decline in operating expenses from the Hampton Inn Property of $334,228, due to reduced variable expenses from lower occupancy and cost-cutting measures put in place in response to COVID-19.

	For the six months ended June 30,		Increase /
	2020	2019	(Decrease)
Hotel Properties
Hampton Inn Property	$864,506	$1,198,734	$(334,228)
Clemson Best Western Property	658,166	-	658,166
	$1,522,672	$1,198,734	$323,938

Operating expenses from the flex center property were $103,039 for the six months ended June 30, 2020 resulting from the acquisition of the Brookfield Center Property on October 3, 2019.

	For the six months ended June 30,		Increase /
	2019	2018	(Decrease)
Brookfield Center Property	$103,039	$-	$103,039

Operating Loss

Operating loss for the six months ended June 30, 2020 was $1,681,459, an increase of $419,586 over the operating loss of $1,261,873 for the six months ended June 30, 2019. Increased operating income of $547,783 resulting from the acquisition of the Ashley Plaza Property and $255,379 from the Brookfield Center Property was offset by (i) the operating loss from the Clemson Best Wester Property of $82,440, (ii) a decrease in operating income of $240,136 from the Hampton Inn Property and $48,620 from the Hanover Square Property, (iii) increased depreciation and amortization expense of $898,137 resulting from the three property acquisitions, (iv) increased legal, accounting and other professional fees of $101,596, and (iv) increased corporate general and administrative expenses of $23,430. Additionally, during the six months ended June 30, 2020, a loss on impairment of $223,097 was recorded, while during the six months ended June 30, 2019, a loss on disposition of furniture, fixtures and equipment of $983,855 was recorded.

Interest Expense

Interest expense for the six months ended June 30, 2020 was as follows:

	For the six months ended June 30,		Increase/
	2020	2019	(Decrease)
Franklin Square	$348,465	$346,601	$1,864
Hanover Square	217,448	220,311	(2,863)
Hampton Inn	418,491	447,961	(29,470)
Ashley Plaza	224,845	-	224,845
Clemson Best Western	327,981	-	327,981
Brookfield Center	101,303	-	101,303
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	211,081	-	211,081
Line of credit, short term	31,345	-	31,345
Related party notes payable, short term	5,835	-	5,835
Other interest	1,969	1,960	9
Total interest expense	$1,888,763	$1,016,833	$871,930

Total interest expense for the six months ended June 30, 2020 increased by $871,930 over the six months ended June 30, 2019. This increase was a result of new investment property interest expense from the Ashley Plaza Property, Clemson Best Western Property and Brookfield Center Property, and new interest expense resulting from the preferred stock dividends, line of credit, short term, and the related party notes payable, short term. Interest expense above includes non-cash amortization of discounts and capitalized issuance costs and, for the six months ended June 30, 2019, the impact of payments received from the interest rate protection transactions. See Note 5 of the accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Net Loss

Net loss was $3,570,364 for the six months ended June 30, 2020, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $3,295,896. Net loss was $2,363,099 for the six months ended June 30, 2019, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $1,745,634 for the six months ended June 30, 2019.

Net loss for the six months ended June 30, 2020 increased by $1,207,265 over the six months ended June 30, 2019, before adjustments for net loss attributable to noncontrolling interests. This increase was due to increased operating expenses of $1,432,809 and increased interest expense of $871,930, offset by increased revenues of $1,013,223, all as discussed above.

After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders for the six months ended June 30, 2020 increased by $1,550,262 over the six months ended June 30, 2019. The disproportionate increase in the net loss attributable to common shareholders relative to the increase in the net loss before adjustments for noncontrolling interest was a result of an allocation of the $983,855 loss on disposition of furniture, fixtures and equipment to the noncontrolling interests.

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

Below is our company’s FFO, which is a non-GAAP measurement, for the six months ended June 30, 2020:

Net income (loss)	$(3,570,364)
Depreciation of tangible real property assets (1)	1,350,032
Depreciation of tenant improvements (2)	162,338
Amortization of leasing commissions (3)	22,922
Amortization of tenant inducements (4)	7,100
Amortization of intangible assets (5)	491,190
Loss on impairment (6)	223,097
Funds from operations	(1,313,685)

(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.

(2)	Depreciation of tenant improvements, including those (i) acquired as part of the purchase of the Franklin Square Property and Hanover Square Property and (ii) those constructed by our company subsequent to the acquisition of the properties.

(3)	Amortization of leasing commissions paid for the Franklin Square Property, Hanover Square Property, Ashley Plaza Property and Brookfield Center Property subsequent to the acquisition of the properties.

(4)	Amortization of tenant inducements paid for the Franklin Square Property during the six months ended June 30, 2020.

(5)	Amortization of (i) intangible assets acquired as part of the purchase of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property, including leasing commissions, leases in place and legal and marketing costs during the three months ended June 30, 2020 and (ii) the franchise fee paid as part of the acquisition of the Clemson Best Western Property.

(6)	NAREIT’s December 2018 White Paper provides guidance for the treatment of impairment write-downs. Specifically, “To the extent there is an impairment write-down of depreciable real estate … related to a REIT’s main business, the write-down is excluded from FFO (i.e., adjusted from net income in calculating FFO).”

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

Total AFFO for the six months ended June 30, 2020 was as follows:

Funds from operations	$(1,313,685)
Amortization of above market leases (1)	114,163
Amortization of below market leases (2)	(113,833)
Straight line rent (3)	(103,883)
Capital expenditures (4)	(135,217)
Decrease (Increase) in fair value of interest rate cap (5)	1,652
Amortization of loan issuance costs (6)	154,724
Amortization of preferred stock discount (7)	23,400
Amortization of preferred stock offering costs (8)	43,237
Share-based compensation (9)	569,995
Write off unbilled rent (10)	31,162
Adjusted funds from operations (AFFO)	(728,285)

(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets recorded as part of the purchase of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the six months ended June 30, 2020.
(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities recorded as part of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the six months ended June 30, 2020.
(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the six months ended June 30, 2020.
(4)	Adjustment to FFO for capital expenditures, including capitalized leasing commissions, tenant improvements, building and site improvements and purchases of furniture, fixtures and equipment for the Franklin Square Property, the Hanover Square Property, Hampton Inn Property, Ashley Plaza Property and Clemson Best Western Property that will not be reimbursed by property escrow accounts. During the six months ended June 30, 2020, our company paid $217,910 in costs for leasing commissions at the Franklin Square Property and Hanover Square Property, leasing commissions and tenant improvements at the Ashley Plaza Property, interior and exterior renovations and furniture and fixtures at the Hampton Inn Property and site improvements at the Clemson Best Western Property. During the six months ended June 30, 2020, our company received $82,693 in funds from property capital reserves held by the Hampton Inn Property mortgage holder.
(5)	Adjustment to FFO resulting from non-cash expenses recognized as a result of decreases in the fair value of the interest rate caps for the Hampton Inn Property and the Clemson Best Western Property during the six months ended June 30, 2020.
(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages during the six months ended June 30, 2020.
(7)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock discount over its five year term during the six months ended June 30, 2020.
(8)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock offering costs over its five year term during the six months ended June 30, 2020.
(9)	Adjustment to FFO resulting from non-cash expenses recorded for share based compensation.
(10)	Adjustment to FFO for writing off the unbilled rent associated with the default of the Franklin Square Property tenant.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s principal executive officer and principal financial officer have determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of June 30, 2020.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of Medalist Diversified REIT, Inc.*

3.2	Articles Supplementary to the Articles of Incorporation of Medalist Diversified REIT, Inc. designating the Company’s Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020).

3.3	Bylaws of Medalist Diversified REIT, Inc. *

4.1	Form of Certificate of Common Stock *

4.2	Form of Certificate of Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020)

10.1	Consulting Agreement, dated as of March 1, 2020, by and between Medalist Diversified REIT, Inc. and Gunston Consulting, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 18, 2020)

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	INSTANCE DOCUMENT

101.SCH	SCHEMA DOCUMENT

101.CAL	CALCULATION LINKBASE DOCUMENT

101.LAB	LABELS LINKBASE DOCUMENT

101.PRE	PRESENTATION LINKBASE DOCUMENT

101.DEF	DEFINITION LINKBASE DOCUMENT

†	Filed herewith.
*	Previously filed with the Amendment to the Registrant’s Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on October 5, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALIST DIVERSIFIED REIT, INC.

Date: August 13, 2020

By:	/s/ Thomas E. Messier
Thomas E. Messier

Chief Executive Officer and Chairman of the Board
(principal executive officer))

By:	/s/ C. Brent Winn
C. Brent Winn

Chief Financial Officer
(principal accounting officer and principal financial officer)