Form 10-Q
period 2020-09-30
Medalist Diversified REIT, Inc.
filed 2020-11-13
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no: 001-38719

MEDALIST DIVERSIFIED REIT, INC.

Maryland	47-5201540
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1051 E. Cary Street Suite 601

James Center Three

Richmond, VA, 23219

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at November 13, 2020 was 4,797,968.

Medalist Diversified REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2020

PART I.    FINANCIAL INFORMATION

Item 1.	Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2020	Dec. 31, 2019
	(Unaudited)
ASSETS
Investment properties, net	$73,598,443	$75,791,825
Cash	965,797	613,675
Restricted cash	2,086,569	1,458,515
Rent and other receivables, net of allowance of $154,222 and $8,615, as of September 30, 2020 and December 31, 2019, respectively	629,095	149,382
Unbilled rent	629,920	460,888
Intangible assets, net	3,508,443	4,458,071
Other assets	159,040	306,886
Total Assets	$81,577,307	$83,239,242

LIABILITIES
Accounts payable and accrued liabilities	$1,392,960	$1,565,145
Intangible liabilities, net	1,072,876	1,277,960
Line of credit, short term, net	550,000	1,990,000
Related party notes payable, short term	-	852,000
Notes payable	305,900	-
Mortgages payable, net	58,747,870	56,700,902
Mandatorily redeemable preferred stock, net	3,974,869	-
Total Liabilities	$66,044,475	$62,386,007

EQUITY
Common stock, 4,747,968 and 4,500,144 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	47,479	45,001
Additional paid-in capital	32,269,864	31,702,347
Offering costs	(2,992,357)	(2,992,357)
Accumulated deficit	(15,700,188)	(10,555,841)
Total Stockholders' Equity	13,624,798	18,199,150
Noncontrolling interests - Hampton Inn Property	648,683	1,282,782
Noncontrolling interests - Hanover Square Property	192,845	540,791
Noncontrolling interests - Operating Partnership	1,066,506	830,512
Total Equity	$15,532,832	$20,853,235
Total Liabilities and Equity	$81,577,307	$83,239,242

See notes to condensed consolidated financial statements (unaudited)

Medalist Diversified REIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019

REVENUE
Retail center property revenues	$980,833	$873,373	$2,956,252	$2,377,377
Retail center property tenant reimbursements	201,061	171,217	662,226	450,354
Flex center property revenues	173,361	-	419,937	-
Flex center property tenant reimbursements	55,982	-	167,824	-
Hotel property room revenues	842,801	846,097	2,232,499	2,276,540
Hotel property other revenues	26,105	16,878	106,204	54,870
Total Revenue	$2,280,143	$1,907,565	$6,544,942	$5,159,141

OPERATING EXPENSES
Retail center property operating expenses	$340,180	$285,694	$1,033,169	$805,251
Flex center property operating expenses	53,276	-	156,315	-
Hotel property operating expenses	876,739	718,920	2,399,411	1,917,654
Share based compensation expenses	-	61,600	569,995	61,600
Legal, accounting and other professional fees	368,307	283,980	1,013,712	827,789
Corporate general and administrative expenses	78,459	68,045	241,038	207,194
Loss on impairment	-	-	223,097	-
Loss on disposition of furniture, fixtures and equipment	-	-	-	983,855
Depreciation and amortization	989,545	627,149	3,016,027	1,755,494
Total Operating Expenses	2,706,506	2,045,388	8,652,764	6,558,837
Operating Loss	(426,363)	(137,823)	(2,107,822)	(1,399,696)
Interest expense	976,574	573,118	2,865,337	1,589,951
Net Loss from Operations	(1,402,937)	(710,941)	(4,973,159)	(2,989,647)
Other income (loss)	636	4,466	494	(79,927)
Net Loss	(1,402,301)	(706,475)	(4,972,665)	(3,069,574)
Less: Net loss attributable to Hampton Inn Property noncontrolling interests	(76,582)	(92,691)	(258,699)	(663,369)
Less: Net loss attributable to Hanover Square Property noncontrolling interests	(7,930)	(1,660)	(20,106)	(8,505)
Less: Net loss attributable to Operating Partnership noncontrolling interests	(31,875)	(5,918)	(112,050)	(45,860)
Net Loss Attributable to Medalist Common Shareholders	$(1,285,914)	$(606,206)	$(4,581,810)	$(2,351,840)

Loss per share from operations - basic and diluted	$(0.27)	$(0.13)	$(0.98)	$(0.69)

Weighted-average number of shares - basic and diluted	4,747,968	4,497,585	4,683,125	3,410,847

Dividends paid per common share	$-	$0.175	$0.125	$0.350

See notes to condensed consolidated financial statements (unaudited)

Medalist Diversified REIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity
(Unaudited)

			For the nine months ended September 30, 2020
	Common Stock						Noncontrolling Interests
	Shares	Par Value	Additional Paid in Capital	Offering Costs	Accumulated Deficit	Total Shareholders' Equity	Hampton Inn Property	Hanover Square Property	Operating Partnership	Total Equity
Balance, December 31, 2019	4,500,144	$45,001	$31,702,347	$(2,992,357)	$(10,555,841)	$18,199,150	$1,282,782	$540,791	$830,512	$20,853,235

Share based compensation	247,824	2,478	567,517	-	-	569,995	-	-	-	569,995
Net loss	-	-	-	-	(4,581,810)	(4,581,810)	(258,699)	(20,106)	(112,050)	(4,972,665)
Dividends and distributions	-	-	-	-	(562,537)	(562,537)	-	(327,840)	(27,356)	(917,733)
Non-controlling interests	-	-	-	-	-	-	(375,400)	-	375,400	-
Balance, September 30, 2020	4,747,968	$47,479	$32,269,864	$(2,992,357)	$(15,700,188)	$13,624,798	$648,683	$192,845	$1,066,506	$15,532,832

			For the nine months ended September 30, 2019
	Common Stock						Noncontrolling Interests
	Shares	Par Value	Additional Paid in Capital	Offering Costs	Accumulated Deficit	Total Shareholders' Equity	Hampton Inn Property	Hanover Square Property	Operating Partnership	Total Equity
Balance, December 31, 2018	2,321,582	$23,216	$22,077,827	$(1,835,291)	$(5,229,760)	$15,035,992	$2,009,031	$608,943	$950,627	$18,604,593

Common stock issuances	2,164,562	21,645	9,563,060	-	-	9,584,705	-	-	-	9,584,705
Share based compensation	14,000	140	61,460	-	-	61,600	-	-	-	61,600
Offering costs	-	-	-	(1,073,864)	-	(1,073,864)	-	-	-	(1,073,864)
Net loss	-	-	-	-	(2,351,840)	(2,351,840)	(663,369)	(8,505)	(45,860)	(3,069,574)
Dividends and distributions	-	-	-	-	(1,522,810)	(1,522,810)	-	(40,000)	(43,750)	(1,606,560)
Balance, September 30, 2019	4,500,144	$45,001	$31,702,347	$(2,909,155)	$(9,104,410)	$19,733,783	$1,345,662	$560,438	$861,017	$22,500,900

See notes to condensed consolidated financial statements (unaudited)

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

			For the three months ended September 30, 2020
	Common Stock						Noncontrolling Interests
	Shares	Par Value	Additional Paid in Capital	Offering Costs	Accumulated Deficit	Total Shareholders' Equity	Hampton Inn Property	Hanover Square Property	Operating Partnership	Total Equity
Balance, June 30, 2020	4,747,968	$47,479	$32,269,864	$(3,055,620)	$(14,414,274)	$14,847,449	$725,265	$208,775	$1,098,381	$16,879,870

Offering costs	-	-	-	63,263	-	63,263	-	-	-	63,263
Net loss	-	-	-	-	(1,285,914)	(1,285,914)	(76,582)	(7,930)	(31,875)	(1,402,301)
Dividends and distributions	-	-	-	-	-	-	-	(8,000)	-	(8,000)
Balance, September 30, 2020	4,747,968	$47,479	$32,269,864	$(2,992,357)	$(15,700,188)	$13,624,798	$648,683	$192,845	$1,066,506	$15,532,832

			For the three months ended September 30, 2019
	Common Stock						Noncontrolling Interests
	Shares	Par Value	Additional Paid in Capital	Offering Costs	Accumulated Deficit	Total Shareholders' Equity	Hampton Inn Property	Hanover Square Property	Operating Partnership	Total Equity
Balance, June 30, 2019	4,486,144	$44,861	$31,640,887	$(2,792,523)	$(7,713,101)	21,180,124	$1,438,353	$574,098	$888,810	$24,081,385

Share based compensation	14,000	140	61,460	-	-	61,600	-	-	-	61,600
Offering costs	-	-	-	(116,632)	-	(116,632)	-	-	-	(116,632)
Net loss	-	-	-	-	(606,206)	(606,206)	(92,691)	(1,660)	(5,918)	(706,475)
Dividends and distributions	-	-	-	-	(785,103)	(785,103)	-	(12,000)	(21,875)	(818,978)
Balance, September 30, 2019	4,500,144	$45,001	$31,702,347	$(2,909,155)	$(9,104,410)	$19,733,783	$1,345,662	$560,438	$861,017	$22,500,900

See notes to condensed consolidated financial statements  (unaudited)

Medalist Diversified REIT, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	For the nine months ending September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(4,972,665)	$(3,069,574)

Adjustments to reconcile consolidated net loss to net cash used in operating activities
Depreciation	2,300,177	1,261,379
Amortization	715,850	494,115
Loan cost amortization	227,122	134,586
Mandatorily redeemable preferred stock discount amortization	40,027	-
Mandatorily redeemable preferred stock issuance cost amortization	73,960	-
Amortization of tenant inducements	7,100	12,780
Above (below) market lease amortization, net	2,908	83,556
Bad debt expense	334,469	-
Loss on disposition of FF&E	-	983,855
Share-based compensation	569,995	61,600
Loss on impairment	223,097	-

Changes in assets and liabilities
Rent and other receivables, net	(814,182)	16,810
Unbilled rent	(169,032)	(179,529)
Other assets	121,895	(424,842)
Accounts payable and accrued liabilities	(172,185)	538,992
Net cash used in operating activities	(1,511,464)	(86,272)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment property acquisitions	-	(25,488,071)
Capital expenditures	(285,255)	(1,333,870)
Advance deposits	-	(626,650)
Net cash used in investing activities	(285,255)	(27,448,591)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(917,733)	(1,606,560)
Proceeds from line of credit, short term	550,000	1,970,000
Repayment of line of credit, short term	(2,000,000)	-
Proceeds from issuance of related party notes payable, short term	-	183,000
Repayment of related party notes payable, short term	(852,000)	-
Proceeds from notes payable	305,900	-
Proceeds from mortgages payable, net	1,992,697	18,694,646
Repayment of mortgages payable	(162,851)	(130,042)
Proceeds from sale of mandatorily preferred stock, net of capitalized offering costs	3,860,882	-
Proceeds from sales of common stock, net of offering costs	-	8,510,841
Net cash provided by investing activities	2,776,895	27,621,885

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	980,176	87,022
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	2,072,190	4,120,796
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$3,052,366	$4,207,818

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	965,797	2,573,087
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in condensed consolidated balance sheets	2,086,569	1,634,731
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statements of cash flows	$3,052,366	$4,207,818

Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid, net of interest rate cap offsetting receipts	$2,515,268	$1,418,259

Non-cash transactions:
Exchange for 7.55 percent of the noncontrolling interest in the Hampton Inn Property	(867,000)	-
Issuance of operating partnership interests in exchange for 3.45 percent of the noncontrolling interest in the Hampton Inn Property	375,400	-
Transfer advance deposits to investment properties	-	1,050,397
Transfer other assets to investment properties	-	398,705

See notes to condensed consolidated financial statements (unaudited)

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of September 30, 2020, the REIT, through the Operating Partnership, owned and operated six properties, the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), the Greensboro Airport Hampton Inn, a hotel with 125 rooms on 2.162 acres in Greensboro, North Carolina (the “Hampton Inn Property”), the Shops at Hanover Square North (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 160,356 square foot retail property located in Goldsboro, North Carolina, the Clemson Best Western University Inn (the “Clemson Best Western Property”), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina and Brookfield Center, a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina (the “Brookfield Center Property”). As of September 30, 2020, the Company owned 75 percent of the Hampton Inn Property as a tenant in common with a noncontrolling owner which owns the remaining 25 percent interest. The Company owns 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owns the remaining 16 percent interest.

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

8

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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted cash flows plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as projected future operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. Other than the tenant-specific loss on impairment described below, the Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the three and nine months ended September 30, 2020, that would result in the projected value being below the carrying value of the Company’s properties.

During June 2020 a tenant in the Company’s Franklin Square Property notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the carrying value of certain tangible and intangible assets and liabilities associated with this lease that (i) were recorded as part of the purchase of the Franklin Square Property and (ii) were related to this lease and which were recorded during the Company’s ownership of the Franklin Square Property, should be written off. As a result, the Company recorded a loss on impairment of $223,097 for the nine months ended September 30, 2020, as follows:

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

During the nine months ended September 30, 2019 the Company recognized a loss on disposition of furniture, fixtures and equipment of $983,855. The Company did not record any impairment adjustments to its investment properties during the three months ended September 30, 2020 and 2019, respectively.

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

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually. During June 2020, a tenant in the Company’s Franklin Square Property notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the book value of the intangible assets and liabilities, net, associated with this lease of $51,737 that were recorded as part of the purchase of the Franklin Square Property should be written off. This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations (unaudited) for the nine months ended September 30, 2020. The Company did not record any impairment adjustments to its intangible assets during the three months ended September 30, 2020 or the three and nine months ended September 30, 2019.

Details of these deferred costs, net of amortization, arising from the Company’s purchases of the Franklin Square Property, Hanover Square Property, Ashley Plaza Property and Brookfield Center Property are as follows:

	September 30, 2019 (unaudited)	December 31, 2019
Intangible Assets
Leasing commissions	$991,675	$1,145,948
Legal and marketing costs	93,083	122,582
Above market leases	456,508	624,285
Net leasehold asset	1,967,177	2,565,256
	$3,508,443	$4,458,071

Intangible Liabilities
Below market leases, net	$(1,072,876)	$(1,277,960)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the three and nine months ended September 30, 2020 and 2019, respectively, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020 (unaudited)	2019 (unaudited)	2020 (unaudited)	2019 (unaudited)
Amortization of above market leases	$(53,614)	$(55,830)	$(167,777)	$(165,699)
Amortization of below market leases	51,036	35,120	164,869	82,143
	$(2,578)	$(20,710)	$(2,908)	$(83,556)

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the three and nine months ended September 30, 2020 and 2019, respectively, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020 (unaudited)	2019 (unaudited)	2020 (unaudited)	2019 (unaudited)
Leasing commissions	$(44,091)	$(28,180)	$(135,667)	$(74,109)
Legal and marketing costs	(7,290)	(7,751)	(23,218)	(24,271)
Net leasehold asset	(164,626)	(137,965)	(531,014)	(395,735)
	$(216,007)	$(173,896)	$(689,899)	$(494,115)

As of September 30, 2020 and December 31, 2019, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $2,154,635 and $1,518,772, respectively.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the remaining three months ending December 31, 2020	2021	2022	2023	2024	2025 - 2039	Total
Intangible Assets
Leasing commissions	$43,248	$168,030	$133,682	$106,075	$88,222	$452,418	$991,675
Legal and marketing costs	6,297	23,749	18,879	13,960	8,894	21,304	93,083
Above market leases	53,613	214,452	121,137	33,311	7,692	26,303	456,508
Net leasehold asset	148,923	570,082	341,480	195,139	143,256	568,297	1,967,177
	$252,081	$976,313	$615,178	$348,485	$248,064	$1,068,322	$3,508,443
Intangible Liabilities
Below market leases, net	$(50,379)	$(200,044)	$(177,581)	$(131,112)	$(89,303)	$(424,457)	$(1,072,876)

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three and nine months ended September 30, 2020 and 2019, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250,000. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. As of September 30, 2020, the Company held one cash account with balance that exceeded the FDIC limit by $104,214. As of December 31, 2019, the Company had no cash accounts with balances that exceeded the FDIC limit.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of September 30, 2020 and December 31, 2019, the Company reported $116,059 and $101,503, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and other operating reserves. As of September 30, 2020 and December 31, 2019, the Company reported $1,167,185 and $882,265, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions furniture, fixtures and equipment, and tenant improvements. As of September 30, 2020 and December 31, 2019, the Company reported $605,775 and $474,747, respectively, in capital property reserves. These funds are being held in reserve, as follows:

Property and Purpose of Reserve	September 30, 2020 (unaudited)	December 31, 2019
Hampton Inn Property – improvements	$-	$82,693
Hampton Inn Property – furniture, fixtures and equipment	18,460	-
Clemson Best Western Property - improvements	50,008	50,002
Clemson Best Western Property - furniture, fixtures and equipment	108,910	27,226
Franklin Square Property - leasing costs	391,458	307,438
Brookfield Center Property – maintenance reserve	36,939	7,388
Total	$605,775	$474,747

The escrow for mandatorily redeemable preferred stock dividends is held by a financial institution under an escrow agreement by which the funds are restricted for payment of dividends on the Company’s mandatorily redeemable preferred stock for the first 12 months. As of September 30, 2020 and December 31, 2019, the Company reported $197,550 and $0, respectively, in escrow reserves. (See Note 4 for further discussion of the Company’s mandatorily redeemable preferred stock).

Revenue Recognition

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective on January 1, 2019. This adoption did not have a material impact on the Company’s recognition of revenues from either its retail, flex or hotel properties.

Retail and Flex Center Property Revenues

The Company recognizes minimum rents from its retail center properties (the Franklin Square, Hanover Square and Ashley Plaza properties) and flex center property (Brookfield Center) on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the condensed consolidated balance sheets (unaudited). During June 2020, a tenant in the Company’s Franklin Square Property notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the portion of the unbilled rent asset carried on the condensed consolidated balance sheets (unaudited) related to this lease of $31,162 should be written off. This amount is included as a reduction to retail property revenues on the Company’s condensed consolidated statement of operations (unaudited) for the three and nine months ended September 30, 2020. As of September 30, 2020 and December 31, 2019, the Company reported $629,920 and $460,888, respectively, in unbilled rent.

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

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final. Since these differences are determined annually under the leases and accrued as of December 31 in the year earned, no such revenues were recognized during the nine months ended September 30, 2020 and 2019.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the three and nine months ended September 30, 2020 and 2019, respectively, no such termination costs were recognized.

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

Hotel Property Operating Expenses

All personnel of the Hampton Inn Property and Clemson Best Western Property are directly or indirectly employees of Marshall Hotels and Resorts, Inc. (“Marshall”), the Company’s hotel management firm. In addition to fees and services discussed above, the Hampton Inn Property and Clemson Best Western Property reimburse Marshall for all employee related service costs, including payroll salaries and wages, payroll taxes and other employee benefits paid by Marshall on behalf of the respective property. For the Hampton Inn Property, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the three and nine months ended September 30, 2020 were $170,254 and $481,474, respectively, and for the three and nine months ended September 30, 2019 were $235,206 and $674,198, respectively. For the Clemson Best Western Property, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the three and nine months ended September 30, 2020 were $111,398 and $315,436, respectively and for the three and nine months ended September 30, 2019 were $5,353 and $5,353, respectively. The amounts are included in hotel property operating expenses in the accompanying condensed consolidated statements of operations (unaudited).

Rent and other receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. (Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above.) The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of September 30, 2020 and December 31, 2019, the Company’s allowance for uncollectible rent totaled $154,222 and $8,615, respectively, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables. Management determined that no additional general reserve is considered necessary as of September 30, 2020 and December 31, 2019, respectively.

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

During the three and nine months ended September 30, 2020 and 2019, respectively, the Company’s Hampton Inn TRS entity generated a tax loss, so no income tax expense was recorded. During the three and nine months ended September 30, 2020 and 2019, respectively, the Company’s Clemson Best Western TRS entity generated a tax loss, so no income tax expense was recorded.

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

The first noncontrolling interest is in the Hampton Inn Property. In 2017, the noncontrolling owner of the Hampton Inn Property provided $2.3 million as part of the acquisition of the Hampton Inn Property for a 36 percent tenancy in common ownership interest. The Company acquired a 64 percent tenancy in common interest through its subsidiaries. Effective on January 1, 2020, the Company entered into a transaction with the noncontrolling owner of the Hampton Inn Property by which the noncontrolling owner exchanged (i) approximately 7.55 percent of its tenant in common interest in the Hampton Inn Property for the settlement of $867,000 in advances made by the Company to the Hampton Inn Property; and (ii) approximately 3.45 percent of its tenant in common interest in the Hampton Inn Property for 93,850 units of the Operating Partnership. As a result of this transaction, effective on January 1, 2020, the Company’s tenant-in-common interest in the Hampton Inn Property increased from 64 percent to 75 percent, and the noncontrolling owner’s tenant-in-common interest decreased from 36 percent to 25 percent. This transaction did not have any impact on the Company’s total assets, liabilities or shareholder’s equity or total equity as of September 30, 2020.

The Hampton Inn Property’s net loss is allocated to the noncontrolling ownership interest based on its percent ownership. During the three and nine months ended September 30, 2020, 25 percent of the Hampton Inn’s net loss of $306,321 and $1,034,784, respectively, or $76,582 and $258,699, respectively was allocated to the noncontrolling partnership interest. During the three and nine months ended September 30, 2019, 36 percent of the Hampton Inn’s net loss of $257,478 and $1,842,694, respectively, or $92,691 and $663,369, respectively was allocated to the noncontrolling partnership interest.

The second noncontrolling interest is in the Hanover Square Property in which the Company owns an 84 percent tenancy in common interest through its subsidiary and an outside party owns a 16 percent tenancy in common interest. The Hanover Square Property’s net loss is allocated to the noncontrolling ownership interest based on its 16 percent ownership. During the three and nine months ended September 30, 2020, 16 percent of the Hanover Square Property’s net loss of $49,564 and $125,663, respectively, or $7,930 and $20,106, respectively, was allocated to the noncontrolling ownership interest. During the three and nine months ended September 30, 2019, 16 percent of the Hanover Square Property’s net loss of $10,378 and $53,161, respectively, or $1,660 and $8,505, respectively, was allocated to the noncontrolling ownership interest.

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

The Operating Partnership units not held by the REIT represent 4.41 percent and 2.70 percent of the outstanding Operating Partnership units as of September 30, 2020 and December 31, 2019, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships units are issued or as units are exchanged for the Company’s $0.01 par value per share Common Stock. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net loss is allocated to the noncontrolling unit holders based on their ownership interest.

During the three and nine months ended September 30, 2020, a weighted average of 4.41 percent and 4.45 percent, respectively, of the Operating Partnership’s net loss of $722,789 and $2,515,799, respectively, or $31,875 and $112,050, respectively, was allocated to the noncontrolling unit holders. During the three and nine months ended September 30, 2019, a weighted average of 2.71 percent and 3.36 percent, respectively, of the Operating Partnership’s net loss of $218,775 and $1,365,387, respectively, or $5,918 and $45,860 respectively, was allocated to the noncontrolling unit holders.

Recent Accounting Pronouncements

For each of the accounting pronouncements that affect the Company, the Company has elected or plans to elect to follow the rule that allows companies engaging in an initial public offering as an Emerging Growth Company to follow the private company implementation dates.

Accounting for Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this update govern a number of areas including, but not limited to, accounting for leases, replacing the existing guidance in ASC No. 840, Leases.  Under this standard, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheets (unaudited).  Other significant provisions of this standard include (i) defining the “lease term” to include the non-cancelable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheets (unaudited) to contemplate only those variable lease payments that depend on an index or that are in substance “fixed,” (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits and (iv) a requirement to bifurcate certain lease and non-lease components.  The lease standard is effective for public companies for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years) and for private companies, fiscal years beginning after December 15, 2020, with early adoption permitted.  The Company plans to adopt the standard effective on January 1, 2022. The accounting for leases under which the Company is the lessor remains largely unchanged and the Company is not currently a “lessee” under any lease agreements. Management does not believe the adoption will have a material impact on the Company’s consolidated financial statements.

Due to the business disruptions and challenges severely affecting the global economy caused by novel coronavirus (“COVID-19”) pandemic, lessors may provide rent deferrals and other lease concessions to lessees. In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected the practical expedient and will not apply lease modification accounting on a lease by lease basis where applicable. As a result, $177,942 and $0 of deferred rent is included in accounts receivable on the Company’s condensed consolidated balance sheets as of September 30, 2020 (unaudited) and December 31, 2019, respectively. In addition, the Company abated rent payments totaling $44,356 and $162,864 from various tenants that would have been paid during the three and nine months ended September 30, 2020. This amount is recorded as a reduction to retail center property revenues on the Company’s condensed consolidated statement of operations (unaudited) for the three and nine months ended September 30, 2020. No such rent reductions were recorded for the three or nine months ended September 30, 2019. (See Note 8, below).

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

Effects of Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The London Interbank Offered Rate (LIBOR), which is widely used as a reference interest rate in debt agreements and other contracts, is scheduled to be discontinued by the end of calendar year 2021. Financial market regulators in certain jurisdictions throughout the world have undertaken reference rate reform initiatives to guide the transition and modification of debt agreements and other contracts that are currently based on LIBOR to the successor reference rate that will replace it. ASU 2020-04 was issued to provide companies that will be impacted by these changes with the opportunity to elect certain expedients and exceptions that are intended to ease the potential burden of accounting for or recognizing the effects of reference rate reform on financial reporting. Companies may generally elect to make use of the expedients and exceptions provided by ASU 2020-04 for any reference rate contract modifications that occur in reporting periods that encompass the timeline from March 12, 2020 to December 31, 2022. The Company currently has two outstanding mortgage loans with corresponding interest rate protection agreement and the line of credit, short term, which use USD LIBOR as the reference interest rate (see Note 5, below). The Hampton Inn Property mortgage loan matured on November 9, 2020, but was extended for 18 months (see Note 11, below). The Clemson Best Western Property mortgage loan matures in October 2022. The line of credit, short term, expires on March 31, 2021. The Company is currently evaluating the guidance in ASU 2020-04 and has not made any determination at this time on whether it will use the expedients and exceptions provided therein with respect to the replacement of USD LIBOR as the reference rate in these agreements.

Evaluation of the Company’s Ability to Continue as a Going Concern

Under the accounting guidance related to the presentation of financial statements, the Company is required to evaluate, on a quarterly basis, whether or not the entity’s current financial condition, including its sources of liquidity at the date that the condensed consolidated financial statements are issued, will enable the entity to meet its obligations as they come due arising within one year of the date of the issuance of the Company’s condensed consolidated financial statements and to make a determination as to whether or not it is probable, under the application of this accounting guidance, that the entity will be able to continue as a going concern. The Company’s condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In applying applicable accounting guidance, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, the Company’s obligations due over the next twelve months as well as the Company’s recurring business operating expenses.

The Company concludes that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these condensed consolidated financial statements within the parameters set forth in the accounting guidance.

3.	Investment Properties

Investment properties consist of the following:

	September 30,2020	December 31, 2019
	(unaudited)
Land	$13,242,593	$13,242,593
Site improvements	4,110,558	4,058,394
Buildings and improvements (a)	59,794,538	59,879,175
Furniture, fixtures and equipment	2,185,088	2,122,317
Investment properties at cost (b)	79,332,777	79,302,479
Less accumulated depreciation	5,734,334	3,510,654
Investment properties, net	$73,598,443	$75,791,825

(a)	Includes tenant improvements (both those acquired at the acquisition and those constructed after the acquisition), tenant inducements, capitalized leasing commissions and other capital costs incurred post-acquisition.

(b)	Excludes intangible assets and liabilities (see Note 2, above, for a discussion of the Company’s accounting treatment of intangible assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $764,885 and $2,300,177 for the three and nine months ended September 30, 2020, respectively and $453,253 and $1,261,379, for the three and nine months ended September 30, 2019, respectively.

Capitalized tenant improvements

The Company carries two categories of capitalized tenant improvements on its condensed consolidated balance sheets. The first category is the allocation of acquisition costs to tenant improvements that is recorded on the Company’s condensed consolidated balance sheet as of the date of the Company’s acquisition of the investment property. The second category are tenant improvement costs incurred and paid by the Company subsequent to the acquisition of the investment property. Both are recorded as a component of investment properties on the Company’s condensed consolidated balance sheets. Depreciation expense on both categories of tenant improvements are recorded as a component of depreciation expense on the Company’s condensed consolidated statement of operations.

The Company generally records depreciation of capitalized tenant improvements on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	September 30 , 2020 (unaudited)	December 31, 2019
Capitalized tenant improvements – acquisition cost allocation, net	$1,218,070	$1,504,483
Capitalized tenant improvements incurred subsequent to acquisition, net	191,688	165,762

During the three and nine months ended September 30, 2020, the Company recorded $0 and $60,000, respectively, in capitalized tenant improvements. During the three and nine months ended September 30, 2019, the Company recorded $0 and $31,284, respectively in capitalized tenant improvements. During June 2020, a tenant in the Company’s Franklin Square Property notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the capitalized tenant improvement associated with this lease that was recorded as part of the purchase of the Franklin Square Property and carried on the Company’s condensed consolidated balance sheets (unaudited) related to this lease of $81,860 should be written off. This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations (unaudited) for the nine months ended September 30, 2020. No such amount was recorded for the three months ended September 30, 2020.

Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $11,769 and $34,074 for the three and nine months ended September 30, 2020, respectively. Depreciation on capitalized tenant improvements was $10,536 and $30,566 for the three and nine months ended September 30, 2019, respectively.

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $64,520 and $204,553 for the three and nine months ended September 30, 2020, respectively. Depreciation on capitalized tenant improvements arising from the acquisition cost allocation was $56,283 and $156,414 for the three and nine months ended September 30, 2019, respectively.

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

The Company generally records amortization of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of amortization are as follows:

	September 30, 2020 (unaudited)	December 31, 2019
Capitalized leasing commissions, net	$337,753	$339,269

During the three and nine months ended September 30, 2020, the Company recorded $12,642 and $32,881, respectively in capitalized leasing commissions. During the three and nine months ended September 30, 2019, the Company recorded $500 and $5,075, respectively in capitalized leasing commissions. Depreciation on capitalized leasing commissions was $11,475 and $34,397 for the three and nine months ended September 30, 2020, respectively. Depreciation on capitalized leasing commissions was $10,106 and $29,570 for the three and nine months ended September 30, 2019, respectively.

Capitalized tenant inducements

During May 2018, the Company paid $125,000 to induce a tenant in the Franklin Square Property to release a restriction in its lease that prohibited the Company from leasing space to a similar user. During June 2020, the tenant to which the Company made this tenant inducement payment notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the unamortized balance of the tenant inducement of $89,500 carried on the Company’s condensed consolidated balance sheets (unaudited) should be written off. This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations (unaudited) for the three and nine months ended September 30, 2020.

In June 2020, the tenant notified the Company that it had abandoned its leased premises and defaulted on the terms its lease, and the Company wrote off the unamortized balance of the tenant inducement of $89,500 which is recorded as a portion of the loss on impairment on the Company’s condensed consolidated statement of operations (unaudited) for the nine months ended September 30, 2020. No such loss was recorded for the three months ended September 30, 2020.

During the period from May 2018 until the tenant’s default in June 2020, capitalized tenant inducements were amortized over the term of the tenant’s lease as a reduction of rental income. Amortization of the tenant inducement was $0 and $7,100 for the three and nine months ended September 30, 2020, respectively. Amortization of the tenant inducement was $4,260 and $12,780 for the three and nine months ended September 30, 2019, respectively.

The balance of the tenant inducement, net of amortization, is as follows:

	September 30, 2020 (unaudited)	December 31, 2019
Capitalized tenant inducements, net	$-	$96,600

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to each property’s transferability, use and other common rights typically associated with property ownership.

Property Acquisitions

2019 Acquisitions

The Ashley Plaza Property

On August 30, 2019, the Company completed its acquisition of the Ashley Plaza Property, a 160,356 square foot retail property located in Goldsboro, North Carolina, through a wholly owned subsidiary. The Ashley Plaza Property, built in 1977 and fully renovated in 2018, was 98 percent leased as of September 30, 2020 and is anchored by Hobby Lobby, Harbor Freight and Ashley Home Store. The purchase price for the Ashley Plaza Property was $15,200,000 paid through a combination of cash provided by the Company, the incurrence of new mortgage debt and funds from a line of credit, short term. The Company’s total investment, including $204,300 of loan issuance costs, was $15,885,444. The Company paid $357,823 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

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

The Brookfield Center Property

On October 3, 2019, the Company completed its acquisition of the Brookfield Center Property, a 64,880 square foot flex-industrial property located in Greenville, South Carolina, through a wholly owned subsidiary. The Brookfield Center Property, built in 2007, was 93.8 percent leased as of September 30, 2020. Major tenants include Gravitopia Trampoline Park and Summit Church. The purchase price for the Brookfield Center Property was $6,700,000 paid through a combination of cash provided by the Company, the incurrence of new mortgage debt and funds from related party notes payable, short term. The Company’s total investment, including $113,505 of loan issuance costs, was $7,102,643. The Company paid $207,957 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

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

4.            Mandatorily Redeemable Preferred Stock

On February 19, 2020, the Company issued and sold 200,000 shares of 8.0% Series A cumulative redeemable preferred stock at $23.00 per share, resulting in gross proceeds of $4,600,000. Net proceeds from the issuance were $3,860,882, which includes the impact of the underwriter’s discounts, selling commissions and legal, accounting and other professional fees, and is presented on the Company’s condensed consolidated balance sheets (unaudited) as mandatorily redeemable preferred stock. As part of this offering, the Company granted the underwriters a 45-day option to purchase up to 23,000 additional shares of mandatorily redeemable preferred stock at the public offering price, less the underwriting discount and commissions, to cover over-allotments, if any. This 45-day period terminated on April 4, 2020, and the underwriters did not exercise any portion of this option. At issuance, the Company created an escrow for $371,111 for the first year of dividends, which is reported as restricted cash on the Company’s condensed consolidated balance sheets (unaudited). As of September 30, 2020 and December 31, 2019, respectively, the balance of the preferred dividend escrow was $197,550 and $0, respectively.

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

For all periods the mandatorily redeemable preferred stock has been outstanding, we have paid a cash dividend on the mandatorily redeemable preferred stock equal to 8 percent per annum, payable quarterly. On April 27, 2020, a dividend in the amount of $0.3722 was paid to mandatorily redeemable preferred stock shareholders of record on April 24, 2020 for the stub period from February 19, 2020, the date of issuance, through April 27, 2020. On July 24, 2020, a dividend in the amount of $0.50 was paid to mandatorily redeemable preferred stock shareholders of record on July 22, 2020 for the period from April 25, 2020 through July 24, 2020. On October 26, 2020, a dividend in the amount of $0.50 was paid to mandatorily redeemable preferred stock shareholders of record on October 23, 2020 for the period from July 25, 2020 through October 24, 2020.

As of September 30, 2020 and December 31, 2019, the Company reported $70,004 and $0, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock. This amount is reported in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets (unaudited).

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

Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $47,350 and $113,987 were included in interest expense for the three and nine months ended September 30, 2020, respectively, in the accompanying condensed consolidated statements of operations (unaudited). For the three and nine months ended September 30, 2019, respectively, $0 of amortization of the discount and deferred financing costs was included in interest expense. Accumulated amortization of the discount and deferred financing costs was $113,987 and $0 as of September 30, 2020 and December 31, 2019, respectively.

5.	Loans Payable

Mortgages Payable

The Company’s mortgages payables, net, consists of the following:

				Balance
Property	Monthly Payment	Interest Rate	Maturity	September 30, 2020 (unaudited)	December 31, 2019
Franklin Square (a)	Interest only	4.70%	October 2021	$14,275,000	$14,275,000
Hampton Inn (b)	Interest only	Variable	November 2020	10,600,000	10,600,000
Hanover Square (c)	$56,882	4.25%	December 2027	10,440,711	8,592,195
Ashley Plaza (d)	Interest only	3.75%	September 2029	11,382,830	11,400,000
Clemson Best Western (e)	Interest only	Variable	October 2022	7,750,000	7,750,000
Brookfield Center (f)	Interest only	3.90%	November 2029	4,850,000	4,850,000
Unamortized issuance costs, net				(550,671)	(766,293)
Total mortgages payable, net				$58,747,870	$56,700,902

(a)

The mortgage loan for the Franklin Square Property matures in October 2021. The Company will commence efforts in early 2021 to refinance this mortgage, but there is no guarantee that the Company’s efforts will be successful.

(b)

The mortgage loan for the Hampton Inn Property bears interest at a variable rate based on LIBOR with a minimum rate of 6.10 percent. The interest rate payable is the USD LIBOR one-month rate plus 5 percent.  As of September 30, 2020 and December 31, 2019, the rate in effect for the Hampton Inn Property mortgage was 6.10 percent and 6.75 percent, respectively.  The mortgage loan for the Hampton Inn property matured on November 9, 2020.  On November 9, 2020 the Company entered into an amendment to extend the loan until May 2022.  (See Note 11, below.)

(c)

On May 8, 2020, the Company entered into a refinancing transaction with the mortgage lender for the Hanover Square Property which increased the mortgage amount and reduced the interest rate.  Under this transaction, the principal amount of the loan was increased to $10,500,000 and the interest rate reduced to a fixed rate of 4.25 percent until January 1, 2023, when the interest rate will adjust to a new fixed rate which will be determined by adding 3.00 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25 percent. The fixed monthly payment, which includes principal and interest, increased to $56,882. The Company has accounted for this transaction as a loan modification in accordance with ASC 470. Under this accounting treatment, the Company recorded $1,500 in capitalized loan issuance costs for loan fees paid to the lender and recorded $43,852 in third party costs associated with the transaction as an expense under retail property operating expenses on the Company’s condensed consolidated statement of operations (unaudited) for the three and nine months ended September 30, 2020.

The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 to 1.00 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of September 30, 2020 and December 31, 2019, respectively, the Company believes that it is compliant with these covenants.

(d)

The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and is interest only for the first twelve months.  Beginning on October 1, 2020, the monthly payment will be $52,795 for the remaining term of the loan, which will include interest at the fixed rate, and principal, based on a thirty year amortization schedule.  The October 1, 2020 payment, including principal and interest, was prepaid on September 30, 2020.

(e)

The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of September 30, 2020 and December 31, 2019, respectively, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent.

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

Line of credit, short term and note payable, short term

As of September 30, 2020 and December 31, 2019, the Company had a line of credit, short term, outstanding in the principal amount of $550,000 and $2,000,000, respectively. The line of credit, short term, was established on August 21, 2019 to provide short term funding for the Company’s acquisition of the Ashley Plaza Property and the Clemson Best Western Property (see discussion of 2019 acquisitions in Note 3, above). On February 20, 2020, the Company repaid the line of credit, short term, in the amount of $2,000,000 plus accrued interest of $21,437. Effective on February 21, 2020, the original maturity date of the line of credit, short term, the Company extended the line of credit, short term, for 60 days until April 21, 2020. On March 3, 2020 the Company received $550,000 in funding from the line of credit, short term, to fund working capital and dividend payments. On April 21, 2020, the Company extended the line of credit, short term, for 40 days until May 31, 2020. On May 31, 2020, the Company extended the line of credit, short term, for 90 days until August 31, 2020. On August 12, 2020, the Company extended the line of credit, short term, until September 30, 2020. On November 4, 2020, the Company made a $225,000 payment to reduce the balance of the line of credit, short term to $325,000, and extended the line of credit, short term until March 31, 2021.

The line of credit, short term, bears interest at a variable rate calculated at 250 basis points over USD 1-Month LIBOR as published in the Wall Street Journal. The rate adjusts on the first day of each month during which the loan is outstanding. As of September 30, 2020 and December 31, 2019, the rate in effect for the line of credit, short term, was 2.657 percent and 4.285 percent, respectively. Interest expense for the nine months ended September 30, 2020, includes amortization of the capitalized issuance costs using the straight-line method, which approximates to the effective interest method, over the initial, six-month term of the loan.

Related party notes payable, short term

As of September 30, 2020, and December 31, 2019, the Company had related party notes payable, short term, outstanding in the principal amount of $0 and $852,000, respectively, payable to the Manager. These notes, which were due on demand, were issued on September 30, 2019 in the principal amount of $183,000 and on October 2, 2019 in the principal amount of $80,000, both to fund a portion of the Company’s acquisition of the Brookfield Center Property, which closed on October 3, 2019. In addition, the Company issued a related party note payable in the principal amount of $589,000 on November 29, 2019 to fund dividends and working capital requirements. The related party notes payable bore interest at a fixed rate of 5 percent annually. On February 20, 2020, the Company repaid the related party notes payable, short term, in the principal amount of $852,000 plus accrued interest of $11,710.

Notes payable

As of September 30, 2020, and December 31, 2019, the Company had notes payable outstanding in the principal amount of $305,900 and $0, respectively. These notes were issued to the Company’s subsidiaries under the Small Business Administration’s Paycheck Protection Program (the “SBA PPP Loan Program”). On April 30, 2020, the Company entered into a loan agreement for $129,600 under the SBA PPP Loan Program on behalf of a wholly owned subsidiary, MDR Clemson TRS, LLC, the entity that operates the Clemson Best Western Property. The Company has used these funds pursuant to the limitations established by the SBA PPP Loan Program for payroll and other eligible expenses for the Clemson Best Western Property. Under the terms of the loan, all, a portion or none of the loan may be forgiven, based on criteria established by the SBA PPP Loan Program. Any portion of the loan that is not forgiven will bear interest at a fixed rate of 1 percent per annum and be repaid in 18 monthly installments of principal and interest of $7,295. Under the original terms of the SBA PPP Loan Program, principal and interest payments would have commenced on November 1, 2020. However, due to changes in regulations for the SBA PPP Loan Program, commencement of principal and interest payments were extended until ten months after the completion of the borrower’s “Covered Period”, as defined by the SBA PPP Loan Program to provide borrowers sufficient time to submit loan forgiveness applications. Under these guidelines, the Company’s principal and interest payments would commence on August 15, 2021 for the Clemson Best Western PPP loan if the Company does not qualify for loan forgiveness.

On April 30, 2020, the Company entered into a loan agreement for $176,300 under the SBA PPP Loan Program on behalf of a subsidiary, MDR PMI Greensboro TRS, LLC, the entity that operates the Hampton Inn Property. The Company has used these funds pursuant to the limitations established by the SBA PPP Loan Program for payroll and other eligible expenses for the Hampton Inn Property. Under the terms of the loan, all, a portion or none of the loan may be forgiven, based on criteria established by the SBA PPP Loan Program. Any portion of the loan that is not forgiven will bear interest at a fixed rate of 1 percent per annum and be repaid in 18 monthly installments of principal and interest of $9,923. Under the original terms of the SBA PPP Loan Program, principal and interest payments would have commenced on November 1, 2020. However, due to changes in regulations for the SBA PPP Loan Program, commencement of principal and interest payments were extended until ten months after the completion of the borrower’s “Covered Period”, as defined by the SBA PPP Loan Program to provide borrowers sufficient time to submit loan forgiveness applications. Under these guidelines, the Company’s principal and interest payments for the Hampton Inn PPP loan would commence on August 15, 2021 if the Company does not qualify for loan forgiveness.

The Company believes that it has expended the loan funds in accordance with the criteria required for forgiveness.

Interest expense

Interest expense, including amortization of capitalized issuance costs and payments received from the Company’s interest rate protection transactions for the Hampton Inn Property, consists of the following:

	For the three months ended September 30, 2020
	(unaudited)
	Mortgage Interest Expense	Amortization of capitalized issuance costs	Interest rate protection transaction payments	Other interest expense	Total
Franklin Square	$171,458	$4,640	$-	$-	$176,098
Hanover Square	112,389	3,234	-	-	115,623
Hampton Inn	165,242	34,890	-	1,337	201,469
Ashley Plaza	109,251	4,359	-	-	113,610
Clemson Best Western	141,610	22,437	-	3,049	167,096
Brookfield Center	48,339	2,838	-	-	51,177
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	-	47,350	-	100,000	147,350
Line of credit, short term	-	-	-	4,099	4,099
Other interest	-	-	-	52	52
Total interest expense	$748,289	$119,748	$-	$108,537	$976,574

	For the nine months ended September 30, 2020
	(unaudited)
	Mortgage Interest Expense	Amortization of discounts and capitalized issuance costs	Interest rate protection transaction payments	Other interest expense	Total
Franklin Square	$510,647	$13,916	$-	$-	$524,563
Hanover Square	323,437	9,634	-	-	333,071
Hampton Inn	503,617	104,670	-	11,673	619,960
Ashley Plaza	325,378	13,077	-	-	338,455
Clemson Best Western	421,751	67,311	-	6,015	495,077
Brookfield Center	143,966	8,514	-	-	152,480
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	-	113,987	-	244,444	358,431
Line of credit, short term	-	10,000	-	25,444	35,444
Related party notes payable, short term	-	-	-	5,835	5,835
Other interest	-	-	-	2,021	2,021
Total interest expense	$2,228,796	$341,109	$-	$295,432	$2,865,337

	For the three months ended September 30, 2019
	(unaudited)
	Mortgage Interest Expense	Amortization of capitalized issuance costs	Interest rate protection transaction payments	Other interest expense	Total
Franklin Square	$171,458	$4,638	$-	$-	$176,096
Hanover Square	106,067	3,183	-	-	109,250
Hampton Inn	196,432	34,890	(10,122)	3,014	224,214
Ashley Plaza	38,000	1,453	-	-	39,453
Clemson Best Western	13,853	-	-	-	13,853
Line of credit, short term	-	5,000	-	4,855	9,855
Other interest	-	-	-	397	397
Total interest expense	$525,810	$49,164	$(10,122)	$8,266	$573,118

	For the nine months ended September 30, 2019
	(unaudited)
	Mortgage Interest Expense	Amortization of capitalized issuance costs	Interest rate protection transaction payments	Other interest expense	Total
Franklin Square	$508,783	$13,914	$-	$-	$522,697
Hanover Square	320,012	9,549	-	-	329,561
Hampton Inn	597,281	104,670	(38,057)	8,281	672,175
Ashley Plaza	38,000	1,453	-	-	39,453
Clemson Best Western	13,853	-	-	-	13,853
Line of credit, short term	-	5,000	-	-	5,000
Other interest	-	-	-	7,212	7,212
Total interest expense	$1,477,929	$134,586	$(38,057)	$15,493	$1,589,951

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of September 30, 2020 (unaudited)		As of December 31, 2019
	Accrued interest	Accumulated amortization of capitalized issuance costs	Accrued interest	Accumulated amortization of capitalized issuance costs
Franklin Square	$-	$63,389	$57,774	$49,473
Hanover Square	36,978	30,854	35,085	21,220
Hampton Inn	53,883	407,051	61,613	302,381
Ashley Plaza	-	18,889	-	5,812
Clemson Best Western	46,177	89,748	47,716	22,437
Brookfield Center	15,763	11,352	-	2,838
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	70,004	113,987	-	-
Line of credit, short term	3,740	-	9,522	20,000
Related party notes payable, short term	-	-	5,875	-
Total	$226,545	$735,270	$217,585	$424,161

Debt Maturity

The Company’s scheduled principal repayments on mortgages payable indebtedness as of September 30, 2020 (unaudited) are as follows:

Mortgages Payable (1)
For the remaining three months ending December 31, 2020	$321,873
2021	14,806,013
2022	18,702,955
2023	575,807
2024	596,780
Thereafter	24,295,113
Total Maturities	59,298,541
Less unamortized issuance costs	(550,671)
Total principal payments and debt maturities	$58,747,870

(1)	Reflects the extension of the Hampton Inn Property mortgage from its original maturity date of November 9, 2020 to May 9, 2022. See Note 11, below.

6.	Rentals under Operating Leases

Future minimum rentals (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of September 30, 2020 (unaudited) are as follows:

For the remaining three months ending December 31, 2020	$1,197,430
2021	4,680,081
2022	3,865,363
2023	3,153,681
2024	2,444,772
Thereafter	6,733,259
Total minimum rents	$22,074,586

7.	Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 shares of common stock, $0.01 par value per share ("Common Shares"), and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 95.59% and 97.30% interest in the Operating Partnership as of September 30, 2020 and December 31, 2019, respectively. Limited partners in the Operating Partnership who have held their units for one year or longer have the right to redeem their common units for cash or, at the REIT’s option, Common Shares at a ratio of one common unit for one common share. Under the Agreement of Limited Partnership, distributions to unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per unit as dividends per share are paid to the REIT’s holders of Common Shares.

2019 Issuances

On May 8, 2019, the Company issued and sold 1,666,667 Common Shares at an offering price of $4.80 per share. Net proceeds from the issuance totaled $7,222,501, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and legal fees. On May 21, 2019, the company issued and sold 227,062 Common Shares at an offering price of $4.80 per share, pursuant to its underwriter’s over-allotment option related to the May 8, 2019 offering. Net proceeds from the issuance totaled $991,807, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions. On May 31, 2019, the Company issued and sold 270,833 shares pursuant to a private placement at an offering price of $4.80 per share. Net proceeds from the issuance totaled $1,183,998, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and legal fees. During the three and nine months ended September 30, 2019, our company also incurred $116,632 and $887,465, respectively, in offering costs, including legal, accounting, advisory and other professional fees.

Common shares and operating partnership units outstanding

As of September 30, 2020 and December 31, 2019, respectively, there were 4,966,818 and 4,625,144 common units of the Operating Partnership outstanding with the REIT owning 4,747,968 and 4,500,144, respectively, of these common units. As of September 30, 2020 and December 31, 2019, respectively, there were 4,747,968 and 4,500,144 Common Shares of the REIT outstanding. As of September 30, 2020 and December 31, 2019, respectively, there were 125,000 common units of the Operating Partnership that were eligible for conversion to the Company’s Common Shares.

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

On each January 1 during the term of the Plan, the maximum number of shares of common stock that may be issued under the Plan will increase by eight percent (8%) of any additional shares of common stock or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of common stock, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of the January 1, 2020 adjustment and any subsequent adjustment. No adjustment to shares available for issuance under the Plan was made as of January 1, 2019. As of January 1, 2020, the shares available for issuance under the plan was adjusted to 313,165 shares. As of September 30, 2020, there are 65,341 shares available for issuance under the Plan.

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of September 30, 2020 and December 31, 2019, 125,000 of the Operating Partnership’s 218,850 common units outstanding were eligible to be converted, on a one-to-one basis, into Common Shares. The Operating Partnership’s common units have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's loss per common share is determined as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted shares outstanding
Weighted average Common Shares – basic	4,747,968	4,497,585	4,683,125	3,410,847
Effect of conversion of operating partnership units	125,000	125,000	125,000	125,000
Weighted average common shares – diluted	4,872,968	4,622,585	4,808,125	3,535,847

Calculation of earnings per share – basic and diluted
Net loss attributable to common shareholders	$(1,285,914)	$(606,206)	$(4,581,810)	$(2,351,840)
Weighted average Common Shares – basic and diluted	4,747,968	4,497,585	4,683,125	3,410,847
Earnings per share – basic and diluted	$(0.27)	$(0.13)	$(0.98)	$(0.69)

Dividends and Distributions

During the three months ended September 30, 2020, no dividends were paid. During the nine months ended September 30, 2020, a dividend in the amount of $0.125 was paid on March 10, 2020 to shareholders of record on February 11, 2020. During the three months ended September 30, 2019, a dividend was paid on July 17, 2019 to common shareholders of record on July 12, 2019. During the nine months ended September 30, 2019, a dividend was paid on May 28, 2019 payable to common shareholders of record on May 24, 2019, in addition to the dividend paid on July 18, 2019.

Total dividends and distributions to noncontrolling interests paid during the three and nine months ended September 30, 2020 and 2019, respectively, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Common shareholders (dividends)	$-	$785,103	$562,537	$1,522,810
Hanover Square Property noncontrolling interest (distribution)	8,000	12,000	327,840	40,000
Operating Partnership unit holders (distributions)	-	21,875	27,356	43,750
Total dividends and distributions	$8,000	$818,978	$917,733	$1,606,560

8.	Commitments and Contingencies

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in South Carolina, North Carolina and Virginia, which represented 100 percent of the total annualized base revenues of the properties in its portfolio as of September 30, 2020. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Other Risks and Uncertainties

Since March 2020, the Company’s investment properties have been significantly impacted by measures taken by local, state and federal authorities to mitigate the impact of COVID-19, such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. While some of these measures have been relaxed by the respective governmental authorities, with the uncertainty resulting from the continued spread of COVID-19 and the possibility of the re-imposition of mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders by some governmental authorities, the negative impact on room demand for our hotel properties and consumer demand for the goods and services of our retail tenants within our portfolio could continue to be significant in the coming months.

As of the date of this Quarterly Report on Form 10-Q, all of the tenants in the Company’s retail properties (the Franklin Square Property, Hanover Square Property and Ashley Plaza Property) and flex property (Brookfield Center) are open, with one exception. A tenant in the Franklin Square Property defaulted on its lease and abandoned its premises, resulting in the recognition of the loss on impairment discussed above. A second tenant in the Ashley Plaza Property continues to operate under bankruptcy protection. The Company has negotiated an amended lease, which has not yet been signed, but the tenant commenced rent payments under the lease amendment in September 2020.

As is the case with retail landlords across the U.S., the Company received a number of rent relief requests from tenants, which the Company has evaluated on a case-by-case basis. As of the date of this Quarterly Report on Form 10-Q, the Company has granted lease concessions in the form of (i) rent deferrals or (ii) rent abatements. Under the deferral agreements, the tenants have agreed to repay unpaid rent over a specified time period or before a certain date. As of the date of this Quarterly Report on Form 10-Q, the Company has agreed to defer base rent payments of $90,679 and $177,942 from various tenants that were due during the three and nine months ending September 30, 2020, respectively. Such deferrals were for various terms, but will be repaid by December 31, 2022. Under the abatement agreements, the Company has agreed to permanently abate rent in exchange for lease extensions of between one and three years, depending on the amount of the abatement. In one case, the Company has agreed to abate a portion of a tenant’s base rent in exchange for future rent payments based on the tenant’s monthly sales. As of the date of this Quarterly Report on Form 10-Q, the Company has agreed to abate base rent payments of $44,356 and $162,864 from various tenants that would have been paid during the three and nine months ended September 30, 2020. In addition, the Company has agreed to abate rent payments totaling $33,649 that would have been due during the remaining three months ending December 31, 2020. In return, the Company has received lease extension agreements from these tenants of between one and three years. In addition, a tenant in one of the Company’s retail property centers emerged from bankruptcy protection. As part of the bankruptcy proceeding, the tenant’s lease was restructured, resulting in rent abatement of $27,773 and $61,213 for the three and nine months ending September 30, 2020. Additionally, the Company has agreed to abate rent payments from this tenant totaling $16,440 that would have been due during the remaining three months ending December 31, 2020. Under the restructured lease, the Tenant’s lease term, which originally expired in 2023, was extended for one five-year period.

As of the date of this Quarterly Report on Form 10-Q, the Company’s rent and CAM collections as a percentage of contractual rent and CAM due, based on existing leases and any rent deferral or rent abatement agreements signed as of September 30, 2020, for the three months ended September 30, 2020 were as follows:

	July	August	September
Percent of total rent and CAM collected	85.9%	85.4%	85.5%

The Company’s hotel properties (the Hampton Inn Property and the Clemson Best Western Property), which depend on leisure and business travel, experienced significant declines in occupancy rates and revenues that began in March, have continued through July, August and September 2020, and which the Company expects to continue while leisure and business travel continue to remain at levels well below pre-COVID-19 levels. Occupancy rates for the months of July, August and September, 2020 and 2019, respectively, were:

	July		August		September
Occupancy	2020	2019	2020	2019	2020	2019
Hampton Inn Property	65.11%	60.83%	50.25%	75.69%	59.81%	65.04%
Clemson Best Western Property (1)	22.65%	31.57%	27.03%	47.19%	64.98%	38.50%

	July		August		September
Average Daily Rate	2020	2019	2020	2019	2020	2019
Hampton Inn Property	$71.34	$110.57	$77.73	$107.29	$80.27	$105.22
Clemson Best Western Property (1)	56.13	85.34	64.35	111.60	67.59	161.11

(1)	July and August 2019 data for the Clemson Best Western Property is from the prior owner. September 2019 data is from the September 2019 STR report for the Clemson Best Western Property.

While intense efforts to reduce operating costs resulted in expense reductions during the three and nine months ended September 30, 2020, the Company cannot be certain as to what level of savings can be achieved overall to mitigate the material decline in hotel revenues we may experience. The federal government has provided assistance to the industries negatively affected by the virus, including the hospitality industry, and our two hotel properties have received loans under one of these programs (see Note 5), but the Company cannot be certain that such aid will mitigate the material reduction in revenue resulting from COVID-19 travel impacts.

The Company has reviewed its outstanding rent receivables and has determined an allowance for uncollectible portions of accrued rents and rent receivables. For the three and nine months ended September 30, 2020, the Company recorded bad debt expense of $113,201 and $334,469, which is included as a reduction to retail center property revenue on the Company’s condensed consolidated statement of operations (unaudited). However, during the three months ended September 30, 2020, the Company determined that rent that was previously deemed to be uncollectible and recorded as a bad debt expense during the six months ended June 30, 2020 would be collectible. Accordingly, during the three months ended September 30, 2020, the Company recognized $67,109 in rent revenues that had been recorded as a bad debt expense during the six months ended June 30, 2020. This amount is included as retail center property revenues on the Company’s condensed consolidated statement of operations (unaudited).

While the Company’s rent collections from its retail and flex center properties stabilized during the three months ended September 30, 2020, the continued impact of COVID-19 on revenues from the Company’s retail and flex center properties and tenants remains uncertain.

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

For the three and nine months ended September 30, 2020, the Company incurred $153,086 and $449,464, in asset management fees, respectively. For the three and nine months ended September 30, 2019, the Company incurred $137,742 and $345,438, in asset management fees, respectively. Asset management fees are recorded on the Company’s condensed consolidated statements of operations (unaudited) as either (i) retail center property operating expenses, (ii) hotel property operating expenses or (iii) legal, accounting and other professional fees, depending on the basis on which the asset management fee is determined.

The Manager also receives an acquisition fee of 2.0% of the purchase price plus transaction costs, for each property acquired or investment made on the Company’s behalf at the closing of the acquisition of such property or investment, in consideration for the Manager’s assistance in effectuating such acquisition. Acquisition fees are allocated and added to the fair value of the tangible assets acquired. No acquisition fees were earned or paid during the three and nine months ending September 30, 2020. During the three and nine months ended September 30, 2019, the Company paid $512,171 in acquisition fees associated with the Ashley Plaza Property and Clemson Best Western Property acquisitions.

The Manager will be entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in this offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to this offering, and (B) 7%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period. For purposes of calculating the incentive fee during the first years after completion of this offering, adjusted funds from operations (“AFFO”) will be determined by annualizing the applicable period following completion of this offering. AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. The Company further adjusts funds from operations (“FFO”) for certain items that are not added to net income in the National Association of Real Estate Investment Trusts’ (NAREIT) definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on real estate investments). No incentive fees were earned or paid during the three and nine months ending September 30, 2020 and 2019.

Other related parties

The Company pays Shockoe Properties, LLC, a subsidiary of Dodson Properties, an entity in which one of the owners of the Manager holds a 6.32 percent interest, an annual property management fee of up to 3 percent of the monthly gross revenues of the Franklin Square, Hanover Square, Ashley Plaza and Brookfield properties. These fees are paid in arrears on a monthly basis. During the three and nine months ended September 30, 2020, the Company paid Shockoe Properties, LLC property management fees of $38,583 and $112,591, respectively. During the three and nine months ended September 30, 2019, the Company paid Shockoe Properties, LLC property management fees of $31,128 and $84,429, respectively.

10.	Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. As of September 30, 2020, the Company had the following reportable segments:  retail center properties, flex center properties and hotel properties. During the periods presented, there have been no material intersegment transactions.

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

The following table presents property operating revenues, expenses and NOI by product type:

	For the three months ended September 30,
	Hotel properties		Retail center properties		Flex center property		Total
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	2020	2019	2020	2019	2020	2019	2020	2019
Revenues	$868,906	$862,975	$1,181,894	$1,044,590	$229,343	$-	$2,280,143	$1,907,565
Operating expenses	876,739	718,920	340,180	285,694	53,276	-	1,270,195	1,004,614
Net operating (loss) income	$(7,883)	$144,055	$841,714	$758,896	$176,067	$-	$1,009,948	$902,951

	For the nine months ended September 30,
	Hotel properties		Retail center properties		Flex center property		Total
	(unaudited)		(unaudited)		(unaudited)		(unaudited)
	2020	2019	2020	2019	2020	2019	2020	2019
Revenues	$2,338,703	$2,331,410	$3,618,478	$2,827,731	$587,761	$-	$6,544,942	$5,159,141
Operating expenses	2,399,411	1,917,654	1,033,169	805,251	156,315	-	3,588,895	2,722,885
Net operating (loss) income	$(60,708)	$413,756	$2,585,309	$2,022,480	$431,446	$-	$2,956,047	$2,436,256

11.	Subsequent Events

As of November 13, 2020, the following events have occurred subsequent to the September 30, 2020 effective date of the condensed consolidated financial statements (unaudited):

Mandatorily Redeemable Preferred Stock Dividend

On October 26, 2020, a dividend in the amount of $0.50 was paid to mandatorily redeemable preferred stock shareholders of record on October 23, 2020 for the period from July 25, 2020 through October 24, 2020.

Issuance of Convertible Debentures

On October 27, 2020, the Company entered into a definitive agreement with YA II PN, LTD.  to issue and sell convertible debentures in an aggregate principal amount of up to $5.0 million pursuant to a private offering exempt from registration under the Securities Act of 1933, as amended. The private placement of such convertible debentures is subject to customary closing conditions. The convertible debentures have and will be issued and purchased in separate closings according to the following schedule: (i) convertible debenture of $1.5 million issued and purchased on October 27, 2020 upon the signing of the definitive agreement, (ii) convertible debenture of $2.0 million to be issued and purchased upon the filing of a registration statement with the U.S. Securities and Exchange Commission (“SEC”) relating to the shares of common stock that may be issued upon the conversion of the convertible debentures, and (iii) convertible debenture of $1.5 million to be issued and purchased on or about the date the registration statement is declared effective by the SEC. The second and third closings of the convertible debentures will be subject to the Company successfully obtaining approval from its common stockholders for the issuance of shares of common stock that may be issued upon the conversion of the convertible debentures. The convertible debentures to be issued will bear interest at a rate of 5% per year. The convertible debentures will mature upon the one-year anniversary of the issuance date of each debenture unless redeemed or converted in accordance with their terms prior to such date. Subject to and upon compliance with the terms of the convertible debentures, the purchaser has the right to convert all or any portion of the convertible debentures at its option at any time beginning on October 29, 2020. Upon conversion, the Company will deliver shares of common stock of the Company. The initial conversion price shall be the lower of (i) $2.47 per share, or (ii) 88% of the lowest daily volume weighted average trading price of the Company’s common stock during the ten trading days prior to the conversion; provided, that, the purchaser may not convert for a price lower than $0.6175 per share.

On October 28, 2020, the Company received $1,270,000 in net proceeds from the first closing.

Extension of Line of Credit, Short Term

On November 4, 2020, the Company made a $225,000 payment to reduce the balance of the line of credit, short term to $325,000, and extended the line of credit, short term until March 31, 2021.

Extension of Hampton Inn Property Mortgage Payable

On November 9, 2020, the Company entered into an amendment to the Hampton Inn Property mortgage loan agreement extending the term of the loan by 18 months to May 9, 2022. Under the amendment, the Company made a cash payment to reduce the mortgage loan principal amount by $200,000, resulting in a new mortgage loan principal amount of $10,400,000. In addition, the Company deposited $250,000 in reserves with the lender. The interest rate continues to be a variable rate based on LIBOR, but the spread over LIBOR was increased from 5 percent to 6.25 percent and the minimum rate was increased from 6.10 percent to 6.50 percent. The amended loan includes a second option, with certain conditions, to extend the term of the mortgage loan for one successive six month term.

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

Our company was formed to acquire, reposition, renovate, lease and manage income-producing properties, with a primary focus on (i) commercial properties, including flex-industrial and retail properties, (ii) multi-family residential properties and (iii) limited service hotel properties in secondary and tertiary markets in the southeastern part of the United States, with an expected concentration in Virginia, North Carolina, South Carolina, Georgia, Florida and Alabama. We may also pursue, in an opportunistic manner, other real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, and indirect investments in real property, such as those that may be obtained in a joint venture. While these types of investments are not intended to be a primary focus, we may make such investments in our Manager’s discretion.

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

As of September 30, 2020, our company owned and operated six investment properties, the Shops at Franklin Square (the “Franklin Square Property”), a 134,239 square foot retail property located in Gastonia, North Carolina, the Greensboro Hampton Inn (the “Hampton Inn Property”) a hotel with 125 rooms on 2.162 acres in Greensboro, North Carolina, the Hanover North Shopping Center (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 160,356 square foot retail property located in Goldsboro, North Carolina, the Clemson Best Western University Inn (the “Clemson Best Western Property”), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina and Brookfield Center (the “Brookfield Center Property”), a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina. As of September 30, 2020, we owned 75 percent of the Hampton Inn Property as a tenant in common with a noncontrolling owner which owned the remaining 25 percent interest. The tenants in common lease the Hampton Inn Property to a taxable REIT subsidiary that is also owned 75 percent by us and 25 percent by the noncontrolling owner. As of September 30, 2020, we owned 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owned the remaining 16 percent interest.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have Investments. As of September 30, 2020, our reportable segments were retail center properties, flex center properties, and hotel properties.

Recent Trends and Activities

Significant events that have impacted our company are summarized below.

Equity Issuances

On May 8, 2019, our company issued and sold 1,666,667 shares of common stock at an offering price of $4.80 per share. Net proceeds from the issuance totaled $7,222,501, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and reimbursable legal fees and other expenses. On May 21, 2019, our company issued and sold 227,062 shares of common stock at an offering price of $4.80 per share, pursuant to its underwriter’s over-allotment option related to the May 8, 2019 offering. Net proceeds from the issuance totaled $991,807, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions. On May 31, 2019, our company issued and sold 270,833 shares of common stock pursuant to a private placement at an offering price of $4.80 per share. Net proceeds from the issuance totaled $1,183,998, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and reimbursable legal fees. During the three and nine months ended September 30, 2019, our company also incurred $116,632 and $887,465, respectively, in offering costs, including legal, accounting, advisory and other professional fees.

Mandatorily redeemable preferred stock issuance

On February 19, 2020, our company issued and sold 200,000 shares of 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) at $23.00 per share, resulting in gross proceeds of $4,600,000. Net proceeds from the issuance were $3,860,882, which includes the impact of the underwriter’s discounts, selling commissions and legal, accounting and other professional fees. At issuance, our company created an escrow for $371,111 for the first year of dividends. As of September 30, 2020 and December 31, 2019, respectively, the balance of the preferred dividend escrow was $197,550 and $0, respectively, which is reported as restricted cash on our company’s condensed consolidated balance sheet. Our company has classified the Series A Preferred Stock as a liability in accordance with ASC Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying condensed consolidated statements of operations (unaudited).

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

2019 Acquisitions

The Ashley Plaza Property

On August 30, 2019, our company completed its acquisition of the Ashley Plaza Property, a 160,356 square foot retail property located in Goldsboro, North Carolina, through a wholly owned subsidiary. The Ashley Plaza Property, built in 1977 and fully renovated in 2018, was 98 percent leased as of September 30, 2020 and is anchored by Hobby Lobby, Harbor Freight and Ashley Home Store. The purchase price for the Ashley Plaza Property was $15,200,000 paid through a combination of cash provided by our company, the incurrence of new mortgage debt and funds from a line of credit, short term. Our company’s total investment, including acquisition and closing costs, escrows and lease reserves was $15,885,444, including $204,300 of loan issuance costs. Our company paid $357,823 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

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

The Brookfield Center Property

On October 3, 2019, our company completed its acquisition of the Brookfield Center Property, a 64,880 square foot flex-industrial property located in Greenville, South Carolina, through a wholly owned subsidiary. The Brookfield Center Property, built in 2007, was 93.8 percent leased as of September 30, 2020. Major tenants include Gravitopia Trampoline Park and Turning Point Church. The purchase price for the Brookfield Center Property was $6,700,000 paid through a combination of cash provided by our company, the incurrence of new mortgage debt and funds from related party notes payable, short term. Our company’s total investment, including $113,505 of loan issuance costs, was $7,102,643. Our company paid $207,957 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Financing Activities

Mortgages payable

Our company financed its acquisitions of its investment properties through mortgages, as follows:

				Balance
Property	Monthly Payment	Interest Rate	Maturity	September 30, 2020	December 31, 2019
Franklin Square (a)	Interest only	4.70%	October 2021	$14,275,000	$14,275,000
Hampton Inn (b)	Interest only	Variable	November 2020	10,600,000	10,600,000
Hanover Square (c)	$56,882	4.25%	December 2027	10,440,711	8,592,195
Ashley Plaza (d)	Interest only	3.75%	September 2029	11,382,830	11,400,000
Clemson Best Western (e)	Interest only	Variable	October 2022	7,750,000	7,750,000
Brookfield Center (f)	Interest only	3.9%	November 2029	4,850,000	4,850,000
				59,298,541	57,467,195

(a)	The mortgage loan for the Franklin Square Property matures in October 2021. Our company plans to commence efforts in early 2021 to refinance this mortgage, but there is no guarantee that our efforts will be successful.

(b)	The mortgage loan for the Hampton Inn Property bears interest at a variable rate based on LIBOR with a minimum rate of 6.1 percent. The interest rate payable is the USD LIBOR one-month rate plus 5 percent. As of September 30, 2020 and December 31, 2019, respectively, the rates in effect for the Hampton Inn Property mortgage loan were 6.10 percent and 6.75 percent. The mortgage loan for the Hampton Inn property matured on November 9, 2020. On November 9, 2020, our company entered into an amendment to the Hampton Inn Property mortgage loan agreement extending the term of the loan by 18 months to May 9, 2022. See Note 11 to the accompanying notes to the condensed consolidated financial statements.

(c)

On May 8, 2020, our company entered into a refinancing transaction with the mortgage lender for the Hanover Square Property which increased the mortgage amount and reduced the interest rate.  (See Note 11, below.) Under this transaction, the principal amount of the loan was increased to $10,500,000 and the interest rate reduced to a fixed rate of 4.25 percent until January 1, 2023, when the interest rate will adjust to a new fixed rate which will be determined by adding 3.00 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25 percent. The fixed monthly payment, which includes principal and interest, increased to $56,882. Our company has accounted for this transaction as a loan modification. Under this accounting treatment, our company recorded $1,500 in capitalized loan issuance costs for loan fees paid to the lender and recorded $43,852 in third party costs associated with the transaction as an expense under retail property operating expenses on our company’s condensed consolidated statement of operations (unaudited) for the three and nine months ended September 30, 2020.

The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 to 1.00 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of September 30, 2020 and December 31, 2019, respectively, our company believes that it is compliant with these covenants.

(d)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and is interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment will be $52,795 for the remaining term of the loan, which will include interest at the fixed rate, and principal, based on a thirty year amortization schedule. The October 1, 2020 payment, including principal and interest, was prepaid on September 30, 2020.

(e)	The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of September 30, 2020, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent.

(f)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment will be $22,876 for the remaining term of the loan, which will include interest at the fixed rate, and principal, based on a thirty year amortization schedule.

Line of credit, short term

As of September 30, 2020 and December 31, 2019, our company had a line of credit, short term, outstanding in the principal amount of $550,000 and $2,000,000, respectively. The line of credit, short term, was established on August 21, 2019 to provide short term funding for our company’s acquisition of the Ashley Plaza Property and the Clemson Best Western Property (see note on 2019 acquisitions, above). On February 20, 2020, our company repaid the line of credit, short term, in the amount of $2,000,000 plus accrued interest of $21,437. Effective on February 21, 2020, the original maturity date of the line of credit, short term, our company extended the line of credit, short term, for 60 days until April 21, 2020. On March 3, 2020 our company received $550,000 in funding from the line of credit, short term, to fund working capital and dividend payments. On April 21, 2020, we extended the line of credit, short term, for 40 days until May 31, 2020. On May 31, 2020, we extended the line of credit, short term, for 90 days until August 31, 2020. On August 12, 2020, we extended the line of credit, short term, until September 30, 2020. On November 4, 2020, the Company made a $225,000 payment to reduce the balance of the line of credit, short term to $325,000, and extended the line of credit, short term until March 31, 2021.

The line of credit, short term, bears interest at a variable rate calculated at 250 basis points over USD 1-Month LIBOR as published in the Wall Street Journal. The rate adjusts on the first day of each month during which the loan is outstanding. As of September 30, 2020, the rate in effect for the line of credit, short term, was 2.657 percent. For the nine months ended September 30, 2020, interest expense includes amortization of the capitalized issuance costs using the straight-line method, which approximates to the effective interest method, over the initial six-month term of the loan.

Related party notes payable, short term

As of September 30, 2020 and December 31, 2019, respectively, our company had $0 and $852,000, respectively, in related party notes payable, short term, outstanding. During the nine months ended September 30, 2020 our company repaid related party notes payable, short term, in the principal amount of $852,000 plus accrued interest of $11,710. These notes were issued on September 30, 2019 in the principal amount of $183,000 and on October 2, 2019 in the principal amount of $80,000, both to fund a portion of our company’s acquisition of the Brookfield Center Property, which closed on October 3, 2019. In addition, our company issued a related party note payable in the principal amount of $589,000 on November 29, 2019 to pay dividends and fund working capital requirements. The related party notes payable bore interest at a rate of 5 percent annually.

Notes payable

As of September 30, 2020, and December 31, 2019, our company had notes payable outstanding in the principal amount of $305,900 and $0, respectively. These notes were issued to our company’s subsidiaries under the Small Business Administration’s Paycheck Protection Program (the “SBA PPP Loan Program”). On April 30, 2020, our company entered into a loan agreement for $129,600 under the SBA PPP Loan Program on behalf of a wholly owned subsidiary, MDR Clemson TRS, LLC, the entity that operates the Clemson Best Western Property. Our company has used these funds pursuant to the limitations established by the SBA PPP Loan Program for payroll and other eligible expenses for the Clemson Best Western Property. Under the terms of the loan, all, a portion or none of the loan may be forgiven, based on criteria established by the SBA PPP Loan Program. Any portion of the loan that is not forgiven will bear interest at a fixed rate of 1 percent per annum and be repaid in 18 monthly installments of principal and interest of $7,295. Under the original terms of the SBA PPP Loan Program, principal and interest payments would have commenced on November 1, 2020. However, due to changes in regulations for the SBA PPP Loan Program, commencement of principal and interest payments were extended until ten months after the completion of the borrower’s “Covered Period”, as defined by the SBA PPP Loan Program to provide borrowers sufficient time to submit loan forgiveness applications. Under these guidelines, our company’s principal and interest payments would commence on August 15, 2021 for the Clemson Best Western PPP loan if our company does not qualify for loan forgiveness.

On April 30, 2020, our company entered into a loan agreement for $176,300 under the SBA PPP Loan Program on behalf of a subsidiary, MDR PMI Greensboro TRS, LLC, the entity that operates the Hampton Inn Property. Our Company has used these funds pursuant to the limitations established by the SBA PPP Loan Program for payroll and other eligible expenses for the Hampton Inn Property. Under the terms of the loan, all, a portion or none of the loan may be forgiven, based on criteria established by the SBA PPP Loan Program. Any portion of the loan that is not forgiven will bear interest at a fixed rate of 1 percent per annum and be repaid in 18 monthly installments of principal and interest of $9,923. Under the original terms of the SBA PPP Loan Program, principal and interest payments would have commenced on November 1, 2020. However, due to changes in regulations for the SBA PPP Loan Program, commencement of principal and interest payments were extended until ten months after the completion of the borrower’s “Covered Period”, as defined by the SBA PPP Loan Program to provide borrowers sufficient time to submit loan forgiveness applications. Under these guidelines, our company’s principal and interest payments for the Hampton Inn PPP loan would commence on August 15, 2021 if our company does not qualify for loan forgiveness.

Our Company believes that it has expended the loan funds in accordance with the criteria required for forgiveness.

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

Since March, 2020, the spread of COVID-19 has had a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the Mid-Atlantic states in which our company’s properties are located, and the broader financial markets. Nearly every industry was impacted directly or indirectly, and the U.S. hospitality and retail markets came under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. While some of these measures have been relaxed by the respective governmental authorities, with the uncertainty resulting from the continued spread of COVID-19, recent spikes in cases, and the possibility of the re-imposition of mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders by some governmental authorities, the negative impact on room demand for our hotel properties and consumer demand for the goods and services of our retail tenants within our portfolio could continue to be significant in the coming months.

Impact on Retail Center and Flex Center Properties

During the months of March through September, 2020, these containment measures affected the operations of different categories of our company’s retail and flex property tenants to varying degrees with, for example, (i) certain essential businesses remaining open and operational, (ii) restaurants initially limited to take-out and delivery services, transitioning to add outside dining offerings, and currently moving to include limited capacity indoor dining, and (iii) non-essential businesses choosing to either close, or to remain open with limited hours and/or limited capacity. Certain containment measures were relaxed in May and June, 2020, allowing our tenants to reopen, as conditions related to their specific businesses permitted and, as of September 30, 2020, all of the tenants in our retail center properties and flex center property were open and operating. As of the date of this Quarterly Report on Form 10-Q, our company’s rent and CAM collections as a percentage of contractual rent and CAM due, based on existing leases and any rent deferral or rent abatement agreements signed as of September 30, 2020, for the three months ended September 30, 2020 were as follows:

	July	August	September
Percent of total rent and CAM collected	85.9%	85.4%	85.5%

As is the case with retail landlords across the U.S., we have received a number of rent relief requests from tenants, which we evaluate on a case-by-case basis. As of the date of this Quarterly Report on Form 10-Q, our company has granted lease concessions to various tenants in the form of (i) rent deferrals or (ii) rent abatements. Under the deferral agreements, our tenants have agreed to repay unpaid rent over a specified time period or before a certain date. As of the date of this Quarterly Report on Form 10-Q, our company has agreed to defer base rent payments of $90,679 and $177,942 from various tenants that were due during the three and nine months ending September 30, 2020. Such deferrals were for varying terms, but will be repaid by December 31, 2022. In addition, our company has agreed to defer rent payments totaling $54,804 that would have been due during the remaining three months ending December 31, 2020. Under the abatement agreements, our company has agreed to permanently abate rent in exchange for lease extensions of between one and three years, depending on the amount of the abatement. In one case, our company has agreed to abate a portion of a tenant’s base rent in exchange for future rent payments based on the tenant’s monthly sales. As of the date of this Quarterly Report on Form 10-Q, our company has agreed to abate base rent payments of $44,356 and $162,864 from various tenants that would have been paid during the three and nine months ended September 30, 2020. In addition, our company has agreed to abate rent payments totaling $33,649 that would have been due during the remaining three months ending December 31, 2020. In return, our company has received lease extension agreements from these tenants of between one and three years. In addition, a tenant in one of our company’s retail property centers has emerged from bankruptcy protection. As part of the bankruptcy proceeding, the tenant’s lease was restructured resulting in rent abatement of $27,773 and $61,213 for the three and nine months ending September 30, 2020. Additionally, we have agreed to abate rent payments from this tenant totaling $16,440 that would have been due during the remaining three months ending December 31, 2020. Under the restructured lease, the Tenant’s lease term, which originally expired in 2023, was extended for one five-year period.

Impact on Hotel Properties

Our hotel properties (the Hampton Inn Property and the Clemson Best Western Property), which depend on leisure and business travel, experienced significant declines in occupancy rates and revenues beginning in March, 2020 and continuing through the three months ended September 30, 2020, and which our company expects to continue while leisure and business travel continue to remain at levels well below pre-COVID-19 levels. Occupancy rates for the months of July, August and September, 2020 and 2019, respectively, were:

Occupancy	July		August		September
	2020	2019	2020	2019	2020	2019
Hampton Inn Property	65.11%	60.83%	50.25%	75.69%	59.81%	65.04%
Clemson Best Western Property (1)	22.65%	31.57%	27.03%	47.19%	64.98%	38.50%

Average Daily Rate	July		August		September
	2020	2019	2020	2019	2020	2019
Hampton Inn Property	$71.34	$110.57	$77.73	$107.29	$80.27	$105.22
Clemson Best Western Property (1)	56.13	85.34	64.35	111.60	67.59	161.11

(1)	July and August 2019 data for the Clemson Best Western Property is from the prior owner. September 2019 data is from the September 2019 STR report for the Clemson Best Western Property.

Our company has taken a number of proactive measures to maintain the strength of its business and manage the impact of COVID-19 on our company’s operations and liquidity. To enhance its liquidity position and maintain financial flexibility, our company has:

·	Continued to pursue opportunities to raise additional funding in the public markets through the issuance of either equity or debt. As discussed above and in note 11 of the accompanying notes to the condensed consolidated financial statements, on October 27, we entered into an agreement to issue and sell convertible debentures in an aggregate amount of up to $5.0 million pursuant to a private offering exempt from registration under the Securities Act of 1933, as amended. The convertible debentures have and will be issued and purchased in separate closings according to the following schedule: (i) convertible debenture of $1.5 million issued and purchased on October 27, 2020 upon the signing of the definitive agreement, (ii) convertible debenture of $2.0 million to be issued and purchased upon the filing of a registration statement with the U.S. Securities and Exchange Commission (“SEC”) relating to the shares of common stock that may be issued upon the conversion of the convertible debentures, and (iii) convertible debenture of $1.5 million to be issued and purchased on or about the date the registration statement is declared effective by the SEC. On October 28, 2020, our company received $1,270,000 in net proceeds from the first closing.

·	During May 2020, we entered into a refinancing transaction with the mortgage lender for the Hanover Square Property, under which the principal amount of the loan was increased to $10,500,000, providing $1,948,845 in financing proceeds, net of loan issuance costs. After a pro rata distribution of proceeds to the noncontrolling owner of the Hanover Square Property and the pre-payment of real estate taxes and interest at closing, our company generated $1,570,000.

·	Applied for and received loans from the Small Business Administration Paycheck Protection Program for the entities that operate its two hotel properties. The entity that operates the Hampton Inn Property received a loan of $176,300 and the entity that operates the Clemson Best Western Property received a loan of $129,600.

·	Our company’s board of directors will continue to evaluate our company’s dividend policy. Given the uncertainty of the COVID-19 pandemic’s near and potential long-term impact on our company’s business, and in order to preserve its liquidity position, our company’s board of directors may consider temporarily suspending quarterly dividend distributions. Our company intends to continue to operate its business in a manner that will allow it to qualify as a REIT for U.S. federal income tax requirements.

Discussion of Potential Future Impact

While some of the containment measures have been relaxed by the respective governmental authorities, with the uncertainty resulting from the renewed spread of COVID-19 and the possibilities of the re-imposition of mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders by some governmental authorities, the negative impact on room demand for our hotel properties and consumer demand for the goods and services of our retail tenants within our portfolio could continue to be significant in the coming months.

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

Off-Balance Sheet Arrangements

As of September 30, 2020 and December 31, 2019, we have no off-balance sheet arrangements.

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

Evaluation of the Company’s Ability to Continue as a Going Concern

Under the accounting guidance related to the presentation of financial statements, the Company is required to evaluate, on a quarterly basis, whether or not the entity’s current financial condition, including its sources of liquidity at the date that the condensed consolidated financial statements are issued, will enable the entity to meet its obligations as they come due arising within one year of the date of the issuance of the Company’s condensed consolidated financial statements and to make a determination as to whether or not it is probable, under the application of this accounting guidance, that the entity will be able to continue as a going concern. The Company’s condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In applying applicable accounting guidance, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and the Company’s obligations due over the next twelve months, as well as the Company’s recurring business operating expenses.

The Company concludes that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these condensed consolidated financial statements within the parameters set forth in the accounting guidance.

For additional information regarding the Company’s liquidity, see Note 5 – Loans Payable to the Company’s condensed consolidated financial statements located in Part I, Item 1, “Notes to Condensed Consolidated Financial Statements” of this Quarterly Report.

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

Internal liquidity to fund operating needs will be provided primarily by the rental receipts from our retail properties and flex center property, and revenues from our hotel properties. However, during the three and nine months ended September 30, 2020, the impact of the COVID-19 pandemic, including the effects on our financial and operational results that provide the liquidity for operating needs, was significant. For our retail and flex center properties, our company created an allowance for doubtful accounts of $288,377 representing rent revenues for the six months ended June 30, 2020 that had a significant chance of being uncollectible. During the three months ended September 30, 2020, it became evident to us that certain of these rent revenues were, in fact, collectible, and we recognized $67,109 in revenues that we had previously determined would be uncollectible. Additionally, during the three months ended September 30, 2020, we created an additional allowance for doubtful accounts of $113,201, representing rent revenues for the three months ending September 30, 2020 that have a significant chance of being uncollectible. Finally, during the three months ending September 30, 2020, we wrote off permanently $188,861 in rents that had previously been included in the allowance for doubtful accounts representing rent revenues from tenants that had been permanently abated through lease concession agreements. As of September 30, 2020 and December 31, 2019, the total allowance for doubtful accounts was $154,222 and $8,615, respectively.

For our hotel properties, occupancy and revenues were significantly impacted by COVID-19. For the nine months ended September 30, 2020, revenues from our Hampton Inn Property were 61.2 percent of the revenues for the nine months ended September 30, 2019. For our Clemson Best Western Property, room revenues were approximately 49.7 percent of the prior year estimated room revenues for the prior owner.

The full extent of the impact will be dictated by, among other things, its nature, duration and scope, the success of efforts to contain the spread of COVID-19 and the impact of actions taken in response to the pandemic including travel bans and restrictions, quarantines, shelter in place orders, the promotion of social distancing and limitations on business activity, including business closures. The resurgence of the spread of COVID-19 in September could result in the re-imposition of limitations on business activity, travel and other restrictions that could increase the extent of the impact on our investment properties. Possible future declines in rental rates and expectations of future rental concessions, including granting free rent to induce tenants to renew their leases early, to retain tenants who are up for renewal, or to attract new tenants, or requests from tenants for rent abatements during periods when they are severely impacted by COVID-19, may result in decreases in our cash flows from our retail and flex properties. The past and potential for future travel bans and stay at home orders have and could continue to materially affect our hotel revenues. At this point, the extent to which the COVID-19 pandemic may impact the economy and our business is uncertain, but pandemics or other significant public health events could have a material adverse effect on our business, results of operations and internal liquidity.

External liquidity sources that we have currently identified are (i) our ongoing efforts to raise capital by the issuance of shares of common or preferred stock or convertible debt securities, (ii) bank financing through line of credits, either short term (for a term less than one year) or long term (for a term between one and two years) and (iii) refinancing of mortgages payable. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure, including our mortgages payable. While some of our mortgages are not pre-payable, some mortgages payable present opportunities for refinancing.

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

Cash Flows

At September 30, 2020, our consolidated cash and restricted cash on hand totaled $3,052,366 compared to consolidated cash on hand of $4,207,818 at September 30, 2019. Cash from operating activities, investing activities and financing activities for the nine months ended September 30, 2020 and 2019 are as follows:

Operating Activities

For the nine months ended September 30, 2020, our financial results include the impact of owning six properties (the Franklin Square Property, the Hampton Inn Property, the Hanover Square Property, the Ashley Plaza Property, the Clemson Best Western Property and the Brookfield Center Property). For the nine months ended September 30, 2019, our company owned and operated three properties (the Franklin Square Property, the Hampton Inn Property, and the Hanover Square Property) for the full nine month period, the Ashley Plaza Property for one month and the Clemson Best Western Hotel Property for less than a month.

During the nine months ended September 30, 2020 our cash used in operating activities was $1,511,464 compared to cash used in operating activities of $86,272 for the nine months ended September 30, 2019, an increase of cash used in operating activities of $1,425,192.

Cash used in operating activities has two components. The first component consists of net operating loss adjusted for non-cash operating activities. During the nine months ending September 30, 2020 and 2019, operating activities adjusted for non-cash items resulted in net cash used in operating activities of $477,960 and $37,703, respectively, an increase of $440,257 in cash used in operations. The increase in cash used in operations is a result of an increased net loss of $1,903,091 resulting from the reduced performance of the hotel properties due to reduced occupancy and revenues resulting from the impact of COVID-19 during the nine months ended September 30, 2020, offset by the impact of the acquisition of the Ashley Plaza Property and Brookfield Center Property for the nine months ended September 30, 2020.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations. During the nine months ending September 30, 2020, net changes in asset and liability accounts resulted in $1,033,504 in cash used in operations. During the nine months ending September 30, 2019, net changes in asset and liability accounts resulted in $48,569 in cash used in operations. This increase of $984,935 in changes in assets and liabilities is a result of an increased change in rent receivables of $830,992 due to COVID-19 related rent delinquencies, which reduced cash provided from operations, normal changes in the decrease of unbilled rent of $41,659 as well as the write off of $31,162 in unbilled rent, a decrease in the changes in accounts payable and accrued liabilities of $711,177 (during the nine months ended September 30, 2019, our increase in accounts payable was $538,992, the result of additional accounts payables and accrued liabilities from the newly acquired Ashley Plaza Property and Clemson Best Western Property, and increased accounts payable and accrued liabilities from the Hampton Inn Property), which reduced cash provided from operations, offset by an increase in other assets of $546,737, primarily related to the $398,795 non-cash transfer of other assets to investment properties during the nine months ended September 30, 2019.

The net of (i) the $440,257 increase in cash used in operations from the first category and (ii) the $984,935 increase in cash used in operations from the second category results in a total increase of cash used in operations of $1,425,192.

Investing Activities

During the nine months ended September 30, 2020, our cash used in investing activities was $285,255, compared to cash used in investing activities of $27,448,591 during the nine months ended September 30, 2019, a decrease in cash used in investing activities of $27,163,336. During the nine months ended September 30, 2020, cash used in investing activities consisted of $285,255 in capital expenditures, including $32,881 in leasing commissions for our retail center properties, $60,000 in tenant improvements for our Ashley Plaza Property, $62,771 in furniture, fixtures and equipment, $39,423 in interior construction and $22,664 in site improvements related to the Property Improvement Plan for the Hampton Inn Property and $38,016 in building improvements and $29,500 in site improvements for the Clemson Best Western Property.

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

There were no non-cash investing activities for the nine months ended September 30, 2020. Non-cash investing activities for the nine months ended September 30, 2019 that did not affect our cash used in investing activities were $1,050,397, representing advance deposits made for Hanover Square Property furniture, fixtures and equipment that was expended and transferred to investment properties, and $398,705, representing deposits and other payments made for investment property acquisitions prior to the closing of the acquisition that, upon closing, were transferred to investment properties.

Financing Activities

During the nine months ended September 30, 2020, our cash provided by financing activities was $2,776,895 compared to cash provided by financing activities of $27,621,885 during the nine months ended September 30, 2019, a decrease in cash provided by financing activities of $24,844,990. During the nine months ended September 30, 2020, we generated net proceeds, after offering costs, from our preferred stock issuance of $3,860,882, net funds, after loan issuance costs, from the refinancing of the Hanover Square North mortgage payable of $1,992,697, funds from a line of credit, short term, net, in the amount of $550,000 and funds from notes payable of $305,900. Additionally, our company used funds to repay a line of credit, short term, in the amount of $2,000,000, related party notes payable, short term, in the amount of $852,000, and mortgage debt principal associated with the Hanover Square Property and Ashley Square Property of $162,851. Our company paid dividends and distributions of $917,733 during the nine months ended September 30, 2020.

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

Our mortgage on our Hampton Inn Property matures on November 9, 2020 in the amount of $10,600,000.  On November 9, 2020, our company entered into an amendment to the Hampton Inn Property mortgage loan agreement extending the term of the loan by 18 months to May 9, 2022. See Note 11 to the accompanying notes to the condensed consolidated financial statements.

Our mortgage on our Franklin Square Property matures in October 2021 in the amount of $14,275,000. We intend to seek extension or refinancing options for this loan, but we cannot guarantee we will extend or refinance this loan prior to maturity on the terms we expect, or at all.  We will continue to maximize our external sources of liquidity as described above.

Results of Operations

Comparison of Three Months Ended September 30, 2020 to Three Months Ended September 30, 2019

Revenues

Total revenue was $2,280,143 for the three months ended September 30, 2020, consisting of $1,181,894 in revenues from retail center properties, $868,906 from hotel properties and $229,343 from the flex center property. Total revenues for the three months ended September 30, 2020 increased by $372,578 over the three months ended September 30, 2019, due to new revenues from the acquisition of three new properties, the Ashley Plaza Property, the Clemson Best Western Property and the Brookfield Center Property, offset by a decline in revenues from the Hampton Inn Property due to reduced occupancy and revenues resulting from COVID-19.

	For the three months ended September 30,		Increase /
	2020	2019	(Decrease)
Revenues
Retail center properties	$1,181,894	$1,044,590	$137,304
Hotel properties	868,906	862,975	5,931
Flex center property	229,343	-	229,343
	$2,280,143	$1,907,565	$372,578

Revenues from retail center properties were $1,181,894 for the three months ended September 30, 2020, an increase of $137,304 over retail center property revenues for the three months ended September 30, 2019. Decreased revenues from the Franklin Square Property and the Hanover Square Property due to the impact of COVID was offset by increased revenues from owning the Ashley Plaza Property for the full three month period ending September 30, 2020.

	For the three months ended September 30,		Increase /
	2020	2019	(Decrease)
Retail Center Properties
Franklin Square Property	$456,047	$568,071	$(112,024)
Hanover Square Property	307,733	330,403	(22,670)
Ashley Plaza Property	418,114	146,116	271,998
	$1,181,894	$1,044,590	$137,304

Revenues from hotel properties were $868,906 for the three months ended September 30, 2020, an increase of $5,931 over revenues from hotel properties for the three months ended September 30, 2019. Increased revenues of $330,861 from the Clemson Best Western Property, which was acquired on September 27, 2019 and owned for four days during the three months ended September 30, 2019, offset a decline in revenues from the Hampton Inn Property of $324,930, due to reduced occupancy and revenues resulting from COVID-19.

	For the three months ended September 30,		Increase /
	2020	2019	(Decrease)
Hotel Properties
Hampton Inn Property	$522,048	$846,978	$(324,930)
Clemson Best Western Property	346,858	15,997	330,861
	$868,906	$862,975	$5,931

Revenues from the flex center property were $229,343 for the three months ended September 30, 2020 resulting from owning the Brookfield Center Property, which was acquired on October 3, 2019, for the three months ended September 30, 2020.

	For the three months ended September 30,		Increase /
	2020	2019	(Decrease)
Brookfield Center Property	$229,343	$-	$229,343

Operating Expenses

Total operating expenses were $2,706,506 for the three months ended September 30, 2020, consisting of $340,180 in expenses from retail center properties, $876,739 in expenses from hotel properties, $53,276 in expenses from the flex center property, $368,307 in legal, accounting and other professional fees, $78,459 in corporate general and administrative expenses, and $989,545 in depreciation and amortization. Total operating expenses for the three months ended September 30, 2020 increased by $661,118 over the three months ended September 30, 2019. Increased operating expenses for our company’s investment properties resulting from the acquisition of the Ashley Plaza Property, Brookfield Center Property and Clemson Best Western Property, increased legal, accounting and other professional fees and increased depreciation and amortization during the three months ended September 30, 2020 were slightly offset by share based compensation expenses during the three months ended September 30, 2019.

	For the three months ended September 30,		Increase /
	2020	2019	(Decrease)
Operating Expenses
Retail center properties	$340,180	$285,694	$54,486
Hotel properties	876,739	718,920	157,819
Flex center property	53,276	-	53,276
Total Investment Property Operating Expenses	1,270,195	1,004,614	265,581
Share based compensation expenses	-	61,600	(61,600)
Legal, accounting and other professional fees	368,307	283,980	84,327
Corporate general and administrative expenses	78,459	68,045	10,414
Depreciation and amortization	989,545	627,149	362,396
Total Operating Expenses	$2,706,506	$2,045,388	$661,118

Operating expenses for retail center properties were $340,180 for the three months ended September 30, 2020, an increase of $54,486 over retail center property operating expenses for the three months ended September 30, 2019. The increased operating expenses were a result of the acquisition of the Ashley Plaza Property, third-party costs related to the loan modification for the Hanover Square Property mortgage and a slight increase in operating expenses for the Franklin Square Property.

	For the three months ended September 30,		Increase /
	2020	2019	(Decrease)
Retail Center Properties
Franklin Square Property	$167,993	$166,201	$1,792
Hanover Square Property	95,571	74,379	21,192
Ashley Plaza Property	76,616	45,114	31,502
	$340,180	$285,694	$54,486

Operating expenses for hotel properties were $876,739 for the three months ended September 30, 2020, an increase of $157,819 over operating expenses from hotel properties for the three months ended September 30, 2019. Operating expenses of $418,155 for the Clemson Best Western Property, which was acquired on September 27, 2019, offset a decline in operating expenses from the Hampton Inn Property of $249,369, due to reduced variable expenses from lower occupancy and cost-cutting measures put in place in response to COVID-19.

	For the three months ended September 30,		Increase /
	2020	2019	(Decrease)
Hotel Properties
Hampton Inn Property	$458,584	$707,953	$(249,369)
Clemson Best Western Property	418,155	10,967	407,188
	$876,739	$718,920	$157,819

Operating expenses from the flex center property were $53,276 for the three months ended September 30, 2020 resulting from owning the Brookfield Center Property, which was acquired on October 3, 2019, for the three months ended September 30, 2020.

	For the three months ended September 30,		Increase /
	2020	2019	(Decrease)
Brookfield Center Property	$53,276	$-	$53,276

Operating Loss

Operating loss for the three months ended September 30, 2020 was $426,363, an increase of $288,540 over the operating loss of $137,823 for the three months ended September 30, 2019. Increased operating income of $240,496 resulting from the acquisition of the Ashley Plaza Property and $176,067 from the Brookfield Center Property was offset by (i) an increased operating loss from the Clemson Best Western Property of $76,327, (ii) decreased operating income of $75,561 from the Hampton Inn Property, $43,862 from the Hanover Square Property, and $113,816 from the Franklin Square property (iv) increased depreciation and amortization expense of $362,396 resulting from the three property acquisitions, and (v) increased legal, accounting and other professional fees of $84,327. Additionally, during the three months ended September 30, 2019, $61,600 in share based compensation was recorded.

Interest Expense

Interest expense was $976,574 and $573,118 for the three months ended September 30, 2020 and 2019, respectively, as follows:

	For the three months ended September 30,		Increase/
	2020	2019	(Decrease)
Franklin Square	$176,098	$176,096	$2
Hanover Square	115,623	109,250	6,373
Hampton Inn	201,469	224,214	(22,745)
Ashley Plaza	113,610	39,453	74,157
Clemson Best Western	167,096	13,853	153,243
Brookfield Center	51,177	-	51,177
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	147,350	-	147,350
Line of credit, short term	4,099	9,855	(5,756)
Other interest	52	397	(345)
Total interest expense	$976,574	$573,118	$403,456

Total interest expense for the three months ended September 30, 2020 increased by $403,456 over the three months ended September 30, 2019. This increase was a result of new investment property interest expense from the Ashley Plaza Property, Clemson Best Western Property and Brookfield Center Property, and new interest expense resulting from the preferred stock dividends, line of credit, short term, and the related party notes payable, short term. Interest expense above includes non-cash amortization of discounts and capitalized issuance costs and, for the three months ended September 30, 2019, the impact of payments received from the interest rate protection transactions. See Note 5 of the accompanying notes to the condensed consolidated financial statements (unaudited).

Net Loss

Net loss was $1,402,301 for the three months ended September 30, 2020, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $1,285,914. Net loss was $706,475 for the three months ended September 30, 2019, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $606,206.

Net loss for the three months ended September 30, 2019 increased by $695,826, before adjustments for net loss attributable to noncontrolling interests. This increase is due to increased interest expense of $403,456, increased operating expenses of $661,118, offset by increased revenues of $372,578, all as discussed above. After adjusting for noncontrolling interests, net loss for the three months ended September 30, 2020 increased by $679,708 over the net loss, after adjusting for noncontrolling interests, for the three months ended September 30, 2019.

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

Below is our company’s FFO, which is a non-GAAP measurement, for the three months ended September 30, 2020:

Net income (loss)	$(1,402,301)
Depreciation of tangible real property assets (1)	677,121
Depreciation of tenant improvements (2)	76,289
Amortization of leasing commissions (3)	11,475
Amortization of intangible assets (4)	224,660
Funds from operations	(412,756)

(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.
(2)	Depreciation of tenant improvements, including those (i) acquired as part of the purchase of the Franklin Square Property and Hanover Square Property and (ii) those constructed by our company subsequent to the acquisition of the properties.
(3)	Amortization of leasing commissions paid for the Franklin Square Property, Hanover Square Property, Ashley Plaza Property and Brookfield Center Property subsequent to the acquisition of the properties.
(4)	Amortization of (i) intangible assets acquired as part of the purchase of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property, including leasing commissions, leases in place and legal and marketing costs during the three months ended September 30, 2020 and (ii) the franchise fee paid as part of the acquisition of the Clemson Best Western Property.

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

Total AFFO for the three months ended September 30, 2020 was as follows:

Funds from operations	$(412,756)
Amortization of above market leases (1)	53,614
Amortization of below market leases (2)	(51,036)
Straight line rent (3)	(96,311)
Capital expenditures (4)	(67,345)
Increase (Decrease) in fair value of interest rate cap (5)	171
Amortization of loan issuance costs (6)	72,398
Amortization of preferred stock discount (7)	16,627
Amortization of preferred stock offering costs (8)	30,723
Adjusted funds from operations (AFFO)	$(453,915)

(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets recorded as part of the purchase of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the three months ended September 30, 2020.
(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities recorded as part of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the three months ended September 30, 2020.
(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the three months ended September 30, 2020.
(4)	Adjustment to FFO for capital expenditures, including capitalized leasing commissions, tenant improvements, building and site improvements and purchases of furniture, fixtures and equipment for the Franklin Square Property, the Hanover Square Property, Hampton Inn Property, Ashley Plaza Property and Clemson Best Western Property that will not be reimbursed by property escrow accounts. During the three months ended September 30, 2020, our company paid $12,642 for leasing commissions at the Franklin Square Property, $12,161 for furniture, fixtures and equipment for the Hampton Inn Property, and $4,526 and $38,016 in furniture, fixtures and equipment and building improvements, respectively, for the Clemson Best Western Property
(5)	Adjustment to FFO resulting from non-cash expenses recognized as a result of decreases in the fair value of the interest rate caps for the Hampton Inn Property and the Clemson Best Western Property during the three months ended September 30, 2020.
(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages during the three months ended September 30, 2020.
(7)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock discount over its five year term during the three months ended September 30, 2020.
(8)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock offering costs over its five year term during the three months ended September 30, 2020.

Results of Operations

Comparison of Nine Months Ended September 30, 2020 to Nine Months Ended September 30, 2019

Revenues

Total revenue was $6,544,942 for the nine months ended September 30, 2020, consisting of $3,618,478 in revenues from retail center properties, $2,338,703 from hotel properties and $587,761 from the flex center property. Total revenues for the nine months ended September 30, 2020 increased by $1,385,801 over the nine months ended September 30, 2019, due to new revenues from the acquisition of three new properties, the Ashley Plaza Property, the Clemson Best Western Property and the Brookfield Center Property, offset by a decline in revenues from the Hampton Inn Property due to reduced occupancy and revenues resulting from COVID-19.

	For the nine months ended September 30,		Increase /
	2020	2019	(Decrease)
Revenues
Retail center properties	$3,618,478	$2,827,731	$790,747
Hotel properties	2,338,703	2,331,410	7,293
Flex center property	587,761	-	587,761
	$6,544,942	$5,159,141	$1,385,801

Revenues from retail center properties were $3,618,478 for the nine months ended September 30, 2020, an increase of $790,747 over retail center property revenues for the nine months ended September 30, 2019. Decreased revenues from the Franklin Square Property and the Hanover Square Property due to the impact of COVID were offset by new revenues from the acquisition of the Ashley Plaza Property.

	For the nine months ended September 30,		Increase /
	2020	2019	(Decrease)
Retail Center Properties
Franklin Square Property	$1,536,385	$1,694,506	$(158,121)
Hanover Square Property	947,224	987,109	(39,885)
Ashley Plaza Property	1,134,869	146,116	988,753
	$3,618,478	$2,827,731	$790,747

Revenues from hotel properties were $2,338,703 for the nine months ended September 30, 2020, an increase of $7,293 over revenues from hotel properties for the nine months ended September 30, 2019. Increased revenues of $906,587 from the Clemson Best Western Property, which was acquired on September 27, 2019 and owned for four days during the three months ended September 30, 2019, offset a decline in revenues from the Hampton Inn Property of $899,294, due to reduced occupancy and revenues resulting from COVID-19.

	For the nine months ended September 30,		Increase /
	2020	2019	(Decrease)
Hotel Properties
Hampton Inn Property	$1,416,119	$2,315,413	$(899,294)
Clemson Best Western Property	922,584	15,997	906,587
	$2,338,703	$2,331,410	$7,293

Revenues from the flex center property were $587,761 for the nine months ended September 30, 2020 resulting from owning the Brookfield Center Property, which was acquired on October 3, 2019, for the nine months ended September 30, 2020.

	For the nine months ended September 30,		Increase /
	2020	2019	(Decrease)
Brookfield Center Property	$587,761	$-	$587,761

Operating Expenses

Total operating expenses were $8,652,764 for the nine months ended September 30, 2020, consisting of $1,033,169 in expenses from retail center properties, $2,399,411 in expenses from hotel properties, $156,315 in expenses from the flex center property, $569,995 in share based compensation expenses, $1,013,712 in legal, accounting and other professional fees, $241,038 in corporate general and administrative expenses, a loss on impairment of $223,097, and $3,016,027 in depreciation and amortization.

	For the nine months ended September 30,		Increase /
	2020	2019	(Decrease)
Operating Expenses
Retail center properties	$1,033,169	$805,251	$227,918
Hotel properties	2,399,411	1,917,654	481,757
Flex center property	156,315	-	156,315
Total Investment Property Operating Expenses	3,588,895	2,722,905	865,990
Share based compensation expenses	569,995	61,600	508,395
Legal, accounting and other professional fees	1,013,712	827,789	185,923
Corporate general and administrative expenses	241,038	207,194	33,844
Loss on impairment	223,097	-	223,097
Loss on disposition of furniture, fixtures and equipment	-	983,855	(983,855)
Depreciation and amortization	3,016,027	1,755,494	1,260,533
Total Operating Expenses	$8,652,764	$6,558,837	$2,093,927

Operating expenses for retail center properties were $1,033,169 for the nine months ended September 30, 2020, an increase of $227,918 over retail center property operating expenses for the nine months ended September 30, 2019. Increased operating expenses resulting from the acquisition of the Ashley Plaza Property and third-party costs related to the loan modification for the Hanover Square Property mortgage were offset by reductions in operating expenses for the Franklin Square Property resulting from efforts to reduce costs to offset revenue declines from COVID-19.

	For the nine months ended September 30,		Increase /
	2020	2019	(Decrease)
Retail Center Properties
Franklin Square Property	$500,093	$525,246	$(25,153)
Hanover Square Property	287,488	234,891	52,597
Ashley Plaza Property	245,588	45,114	200,474
	$1,033,169	$805,251	$227,918

Operating expenses for hotel properties were $2,399,411 for the nine months ended September 30, 2020, an increase of $481,757 over operating expenses from hotel properties for the nine months ended September 30, 2019. Increased operating expenses of $1,065,354 resulting from owning the Clemson Best Western Property for the full three months ended September 30, 2020, offset a decline in operating expenses from the Hampton Inn Property of $583,597, due to reduced variable expenses from lower occupancy and cost-cutting measures put in place in response to COVID-19.

	For the nine months ended September 30,		Increase /
	2020	2019	(Decrease)
Hotel Properties
Hampton Inn Property	$1,323,090	$1,906,687	$(583,597)
Clemson Best Western Property	1,076,321	10,967	1,065,354
	$2,399,411	$1,917,654	$481,757

Operating expenses from the flex center property were $156,315 for the nine months ended September 30, 2020 resulting from owning the Brookfield Center Property, which was acquired on October 3, 2019, for the nine months ended September 30, 2020.

	For the nine months ended September 30,		Increase /
	2020	2019	(Decrease)
Brookfield Center Property	$156,315	$-	$156,315

Operating Loss

The operating loss for the nine months ended September 30, 2020 was $2,107,822, an increase of $708,126 over the operating loss of $1,399,696 for the nine months ended September 30, 2019. Increased operating income of $788,279 resulting from the acquisition of the Ashley Plaza Property and $431,546 from the Brookfield Center Property was offset by decreased operating income of $158,767 from the Clemson Best Western Property, $315,697 from the Hampton Inn Property, $92,482 from the Hanover Square Property and $132,968 from the Franklin Square Property, (iii) increased depreciation and amortization expense of $1,260,533 resulting from the three property acquisitions, (iv) increased legal, accounting and other professional fees of $185,923, and (iv) increased corporate general and administrative expenses of $33,844. Additionally, during the nine months ended September 30, 2020, a loss on impairment of $223,097 was recorded, while during the nine months ended September 30, 2019, a loss on disposition of furniture, fixtures and equipment of $983,855 was recorded.

Interest Expense

Interest expense was $2,865,337 and $1,589,951 for the nine months ended September 30, 2020, as follows:

	For the nine months ended September 30,		Increase/
	2020	2019	(Decrease)
Franklin Square	$524,563	$522,697	$1,866
Hanover Square	333,071	329,561	3,510
Hampton Inn	619,960	672,175	(52,215)
Ashley Plaza	338,455	39,453	299,002
Clemson Best Western	495,077	13,853	481,224
Brookfield Center	152,480	-	152,480
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	358,431	-	358,431
Line of credit, short term	35,444	5,000	30,444
Related party notes payable, short term	5,835	-	5,835
Other interest	2,021	7,212	(5,191)
Total interest expense	$2,865,337	$1,589,951	$1,275,386

Total interest expense for the nine months ended September 30, 2020 increased by $1,275,386 over the nine months ended September 30, 2019. This increase was a result of new investment property interest expense from the Ashley Plaza Property, Clemson Best Western Property and Brookfield Center Property, and new interest expense resulting from the preferred stock dividends, line of credit, short term, and the related party notes payable, short term. Interest expense above includes non-cash amortization of discounts and capitalized issuance costs and, for the nine months ended September 30, 2019, the impact of payments received from the interest rate protection transactions. See Note 5 of the accompanying notes to the Condensed Consolidated Financial Statements (unaudited).

Net Loss

Net loss was $4,972,665 for the nine months ended September 30, 2020, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $4,581,810. Net loss was $3,069,574 for the nine months ended September 30, 2019, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $2,351,840 for the nine months ended September 30, 2019.

Net loss for the nine months ended September 30, 2020 increased by $1,903,091 over the nine months ended September 30, 2019, before adjustments for net loss attributable to noncontrolling interests. This increase was due to increased operating expenses of $2,093,927 and increased interest expense of $1,275,386, offset by increased revenues of $1,385,801, all as discussed above.

After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders for the nine months ended September 30, 2020 increased by $2,229,970 over the nine months ended September 30, 2019. The disproportionate increase in the net loss attributable to common shareholders relative to the increase in the net loss before adjustments for noncontrolling interest was a result of an allocation of the $983,855 loss on disposition of furniture, fixtures and equipment to the noncontrolling interests during the nine months ended September 30, 2019.

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

Below is our company’s FFO, which is a non-GAAP measurement, for the nine months ended September 30, 2020:

Net income (loss)	$(4,972,665)
Depreciation of tangible real property assets (1)	2,027,153
Depreciation of tenant improvements (2)	238,627
Amortization of leasing commissions (3)	34,397
Amortization of tenant inducements (4)	7,100
Amortization of intangible assets (5)	715,850
Loss on impairment (6)	223,097
Funds from operations	(1,726,441)

(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.

(2)	Depreciation of tenant improvements, including those (i) acquired as part of the purchase of the Franklin Square Property and Hanover Square Property and (ii) those constructed by our company subsequent to the acquisition of the properties.

(3)	Amortization of leasing commissions paid for the Franklin Square Property, Hanover Square Property, Ashley Plaza Property and Brookfield Center Property subsequent to the acquisition of the properties.

(4)	Amortization of tenant inducements paid for the Franklin Square Property during the nine months ended September 30, 2020.

(5)	Amortization of (i) intangible assets acquired as part of the purchase of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property, including leasing commissions, leases in place and legal and marketing costs during the three months ended September 30, 2020 and (ii) the franchise fee paid as part of the acquisition of the Clemson Best Western Property.

(6)	NAREIT’s December 2018 White Paper provides guidance for the treatment of impairment write-downs. Specifically, “To the extent there is an impairment write-down of depreciable real estate … related to a REIT’s main business, the write-down is excluded from FFO (i.e., adjusted from net income in calculating FFO).”

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

Total AFFO for the nine months ended September 30, 2020 was as follows:

Funds from operations	$(1,726,441)
Amortization of above market leases (1)	167,777
Amortization of below market leases (2)	(164,869)
Straight line rent (3)	(200,194)
Capital expenditures (4)	(202,562)
Decrease (Increase) in fair value of interest rate cap (5)	1,823
Amortization of loan issuance costs (6)	227,122
Amortization of preferred stock discount (7)	40,027
Amortization of preferred stock offering costs (8)	73,960
Share-based compensation (9)	569,995
Write off unbilled rent (10)	31,162
Adjusted funds from operations (AFFO)	(1,182,200)

(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets recorded as part of the purchase of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the nine months ended September 30, 2020.

(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities recorded as part of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the nine months ended September 30, 2020.

(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the nine months ended September 30, 2020.

(4)	Adjustment to FFO for capital expenditures, including capitalized leasing commissions, tenant improvements, building and site improvements and purchases of furniture, fixtures and equipment for the Franklin Square Property, the Hanover Square Property, Hampton Inn Property, Ashley Plaza Property and Clemson Best Western Property that will not be reimbursed by property escrow accounts. During the nine months ended September 30, 2020, our company paid $62,771 in furniture, fixtures and equipment, $77,439 in building improvements and $52,164 in site improvements for the Hampton Inn Property and Clemson Best Western Property, and $32,881 in leasing commissions and $60,000 in tenant improvements at the Franklin Square Property, Hanover Square Property, and Ashley Plaza Property. During the nine months ended September 30, 2020, our company received $82,693 in funds from property capital reserves held by the Hampton Inn Property mortgage holder.

(5)	Adjustment to FFO resulting from non-cash expenses recognized as a result of decreases in the fair value of the interest rate caps for the Hampton Inn Property and the Clemson Best Western Property during the nine months ended September 30, 2020.

(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages during the nine months ended September 30, 2020.

(7)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock discount over its five year term during the nine months ended September 30, 2020.

(8)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock offering costs over its five year term during the nine months ended September 30, 2020.

(9)	Adjustment to FFO resulting from non-cash expenses recorded for share based compensation.

(10)	Adjustment to FFO for writing off the unbilled rent associated with the default of the Franklin Square Property tenant.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s principal executive officer and principal financial officer have determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of September 30, 2020.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of Medalist Diversified REIT, Inc.*
3.2	Articles Supplementary to the Articles of Incorporation of Medalist Diversified REIT, Inc. designating the Company’s Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020).
3.3	Bylaws of Medalist Diversified REIT, Inc. *
4.1	Form of Certificate of Common Stock *
4.2	Form of Certificate of Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020)
4.3	Form of Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020)
10.1	Securities Purchase Agreement, dated as of October 27, 2020, between Medalist Diversified REIT, Inc. and YA II PN, LTD. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020)
10.2	Registration Rights Agreement, dated as of October 27, 2020, between Medalist Diversified REIT, Inc. and YA II PN, LTD. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 2, 2020)
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	INSTANCE DOCUMENT
101.SCH	SCHEMA DOCUMENT
101.CAL	CALCULATION LINKBASE DOCUMENT
101.LAB	LABELS LINKBASE DOCUMENT
101.PRE	PRESENTATION LINKBASE DOCUMENT
101.DEF	DEFINITION LINKBASE DOCUMENT

†	Filed herewith.
*	Previously filed with the Amendment to the Registrant’s Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on October 5, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALIST DIVERSIFIED REIT, INC.

Date: November 13, 2020

By:	/s/ Thomas E. Messier
Thomas E. Messier

Chief Executive Officer and Chairman of the Board
(principal executive officer))

By:	/s/ C. Brent Winn
C. Brent Winn

Chief Financial Officer
(principal accounting officer and principal financial officer)

