Form 10-K
period 2020-12-31
Medalist Diversified REIT, Inc.
filed 2021-03-11
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $8,688,782, based on the closing sales price of $1.83 per share as reported on the Nasdaq Capital Market.

As of March 10, 2021, the registrant had 6,380,520 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

MEDALIST DIVERSIFIED REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

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

Overview

Medalist Diversified REIT, Inc. was formed in 2015 as a Maryland corporation, to acquire, reposition, renovate, lease and manage income-producing properties, with a primary focus on (i) commercial properties, including flex-industrial and retail properties, (ii) multi-family residential properties and (iii) limited service hotel properties. We invest primarily in properties across secondary and tertiary markets in the southeastern part of the United States, with a concentration in Virginia, North Carolina, South Carolina, Georgia, Florida and Alabama. Beginning with our taxable year ended December 31, 2017, we believe that we have operated in a manner qualifying us as a REIT, and we have elected to be taxed as a REIT for federal income tax purposes. We are externally managed and advised by Medalist Fund Manager, Inc., a Virginia corporation, or our Manager. Our Manager makes all investment decisions for us. Our Manager is owned fifty percent each by Mr. Bill Elliott and Mr. Tim Messier, who are co-Presidents thereof.

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

The principal executive offices of the company and our Manager are located at 1051 E. Cary Street, Suite 601, James Center Three, Richmond, Virginia 23219. Our telephone number is (804) 344-4445.

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

Our Portfolio

Our goal is to acquire and own, through wholly owned subsidiaries of our operating partnership, a portfolio of commercial, retail and hotel properties located primarily in the southeastern United States. We currently own six Investments comprised of three retail properties, two hotel properties and one flex/industrial property. We own 100% of the interests in our Investments, except for one hotel property of which we own 78% tenant-in-common interest in the property and one retail property of which we own 84% tenant-in-common interest in the property. For further information on properties and our tenant base, see “Item 2—Properties.”

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have Investments. As of December 31, 2020, we had the following reportable segments:  retail center properties, flex center properties and hotel properties.

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

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have Investments. As of December 31, 2020, we had the following reportable segments: (i) retail center properties, consisting of the Franklin Square Property, an undivided 84% tenant-in-common interest in the Hanover Square Property and the Ashley Plaza Property; (ii) flex center properties, consisting of the Brookfield Center Property and (iii) hotel properties, consisting of the Clemson Best Western Property and an undivided 78% tenant-in-common interest in the Hampton Inn Property.

Name	Type	Description
Franklin Square Property	Retail	134,239 square foot retail property located at 3940 East Franklin Boulevard in Gastonia, North Carolina 28056, on 10.293 acres, built in 2006 and 2007, that is 82.3% occupied as of December 31, 2020 and anchored by Ashley Furniture and Altitude.

Hampton Inn Property	Hotel	Located at 7803 National Service Road, Greensboro, North Carolina, 27409. The hotel has 125 rooms, was built in 1996, is approximately 65,400 square feet and sits on 2.162 acres.

Hanover Square Property	Retail	73,441 square foot retail center located at 7230 Bell Creek Road in Mechanicsville, Virginia 23111, on 9.630 acres, built in 2007, that is 100% occupied as of December 31, 2020 and anchored by a Marshalls store and an Old Navy store.

Ashley Plaza Property	Retail	160,356 square foot retail property located at 201–221 North Berkeley Boulevard in Goldsboro, North Carolina 27534, built in 1977, fully renovated in 2018, 98.0 percent leased as of December 31, 2020, and is anchored by Hobby Lobby, Harbor Freight, Ashley Home Store and Planet Fitness.

Clemson Best Western Property	Hotel	Located at 1310 Tiger Boulevard, Clemson, South Carolina, 29631 The Clemson Best Western Property has 148 rooms, was built in 1982, substantially renovated in 2016 and 2017, is approximately 85,300 square feet and sits on 5.92 acres.

Brookfield Center Property	Flex-industrial	64,880 square foot flex-industrial property located at 48 Brookfield Center Drive, Greenville, South Carolina 29607, built in 2007, 93.8 percent leased as of December 31, 2020, and is anchored by Gravitopia Trampoline Park and Turning Point Greenville Church.

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

Tenants occupying 10% or more of the rentable square footage:

Tenant	Business	Leased Square Footage	Percentage of Rentable Square Footage	Annual Rent	Lease Expiration	Renewal Options
Ashley Furniture	Retail	34,682	25.84%	$277,456	12/31/2025	12/31/2030 12/31/2035
Altitude Trampoline Park	Entertainment	30,000	22.35%	300,000	7/31/2029	7/31/2034 7/31/2039 7/31/2044

Occupancy data for the five preceding years (as of December 31, unless otherwise noted):

	2020	2019	2018	2017	2016
Occupancy Rate	82.3%	92.4%	92.5%	71.0%	95.1%

Average effective annual rent per square foot for the five preceding years:

	2020	2019	2018	2017	2016
Average Effective Annual Rent Per Square Foot (1)	$12.67	$13.47	$11.98	$9.87	$12.86

(1)	Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements or rent deferrals.

Lease expirations in the next 10 years:

	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030
Leases Expiring	1	2	1	4	6	-	3	-	1	0

Square Footage	4,260	3,656	4,235	9,564	49,713	-	9,061	-	30,000	-

Annual Rent (1)	$89,460	$83,424	$95,964	$222,924	$622,224	$-	$238,644	$-	$300,000	$-

Percentage of Aggregate Annual Rent (2)	6.0%	5.6%	6.4%	14.9%	41.6%	0.0%	15.9%	0.0%	20.0%	-%

(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.

(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the total 2021 projected rent.

Monkey Joe’s, a tenant occupying 12,632 square feet defaulted on its lease and abandoned its premises in June 2020. Monkey Joe’s annual rent for the remainder of its term, through August 31, 2025, would have been $113,688. During the year ended December 31, 2020, the lease of a second tenant, Ashley HomeStore, was renegotiated, resulting in a $334,871 reduction in annual rent, but with a 42 month extension of the term of the lease.

Hampton Inn Property

On November 3, 2017, we purchased an undivided 64% tenant-in-common interest in the property commonly referred to as the Greensboro Airport Hampton Inn located at 7803 National Service Road in Greensboro, North Carolina, or the Hampton Inn Property. The purchase price for the Hampton Inn Property was $15,100,000. The Hampton Inn Property has 125 rooms, was built in 1996, is approximately 65,400 square feet and sits on 2.162 acres. In the transaction, our operating partnership acquired an undivided sixty-four percent (64%) tenant-in-common interest in the Hampton Inn Property and PMI Greensboro, LLC, or PMI Greensboro, a noncontrolling owner, acquired the remaining undivided thirty-six percent (36%) tenant-in-common interest, each from Medalist Properties 8, LLC, a Delaware limited liability company and affiliate of our company.

The purchase price, closing costs and acquisition fee for the Hampton Inn Property was financed with (a) $7,823,312 in equity, comprised of (i) $4,048,281 in cash from our company, (ii) $300,000 in the form of 3,000 shares of our common stock, (iii) $1,175,000 in the form of 125,000 common units of limited partnership interest in our operating partnership, or OP Units, and (iv) $2,300,031 in cash from PMI Greensboro, and (b) net mortgage loan proceeds of $10,181,309 from a senior mortgage loan made by Benefit Street Partners Realty Operating Partnership, L.P., or the Greensboro Lender, in the original principal amount of $10,600,000, or the Greensboro Senior Loan.

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

The Hampton Inn Senior Loan had an initial 36-month term, maturing on November 9, 2020. The borrowers, however, had extension options, which if exercised, could extend the maturity date of the Hampton Inn Senior Loan for two (2) successive 12-month periods. On November 9, 2020, our company entered into an amendment to the Hampton Inn Property mortgage loan agreement extending the term of the loan by 18 months to May 9, 2022.

The Hampton Inn Senior Loan requires monthly interest only payments. Under the terms of the loan amendment extending its term, the Hampton Inn Senior Loan bears interest at the greater of (i) 6.25% plus the Adjusted LIBOR rate (which is calculated by multiplying the LIBOR rate by the resulting reciprocal fraction of 1.0 less the reserve percentage of the Greensboro Lender), and (ii) 6.5%. The Hampton Inn Senior Loan may be prepaid, subject to certain conditions and payments. The Hampton Inn Senior Loan is secured by the Hampton Inn Property.

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

In connection with our acquisition of the Hampton Inn Property, we, through a subsidiary, entered into the Tenants in Common Agreement with PMI Greensboro, as amended, or the Greensboro TIC Agreement. Among other approvals, under the Greensboro TIC Agreement, the consent of both tenants in common is required to approve (i) any lease, sublease, deed restriction, or grant of easement of/on all or any portion of the Hampton Inn Property, (ii) any sale or exchange of the Hampton Inn Property, or (iii) any indebtedness or loan, and any negotiation or refinancing thereof, secured by a lien on the Hampton Inn Property. In the event the tenants in common are unable to agree on a decision which requires the consent of both tenants in common, a tenant in common may purchase the undivided interest of the other tenant in common subject to certain rights contained in the Greensboro TIC Agreement.

On January 1, 2020, we effected a transaction by which PMI Greensboro exchanged (i) approximately 7.55% of its tenant in common interest in the Hampton Inn Property for the settlement of $867,000 in advances made by our company to the Hampton Inn Property; and (ii) approximately 3.45% of its tenant in common interest in the Hampton Inn Property for 93,580 OP Units. As a result of this transaction, our company’s tenant-in-common interest in the Hampton Inn Property increased from 64% to 75%, and PMI Greensboro’s tenant in common interest decreased from 36% to 25%.

Effective on November 9, 2020, the noncontrolling owner exchanged approximately 3.00 percent of its tenant in common interest in the Hampton Inn Property for the settlement of $1,021,960 in advances made by our company to the Hampton Inn Property. As a result of this transaction, our company’s tenant-in-common interest in the Hampton Inn Property increased from 75 percent to 78 percent, and the noncontrolling owner’s tenant-in-common interest decreased from 25 percent to 22 percent. These transactions did not have any impact on our company’s total assets, liabilities or shareholder’s equity or total equity as of December 31, 2020.

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

The Hampton Inn Property average occupancy rate, average daily rate, or ADR and RevPAR for the past five years are as follows:

Period	Average Occupancy Rate	ADR	RevPAR
Year Ended December 31, 2020	44.38%	$84.10	$37.10

Year Ended December 31, 2019	60.62%	$113.41	$68.72

Year Ended December 31, 2018	67.62%	$117.88	$79.71

Year Ended December 31, 2017	70.10%	$115.31	$80.83

Year Ended December 31, 2016	70.08%	$114.80	$80.45

Hanover Square Property

On May 8, 2018, we acquired an undivided 84% tenant-in-common interest in the Shops at the Hanover Square Property from COF North, LLC, a Virginia limited liability company. The property is comprised of (i) an approximately 73,441 square foot retail center located on 8.766 acres of land at 7230 Bell Creek Road in Mechanicsville, Virginia 23111 and (ii) a contiguous, undeveloped parcel of land totaling 0.864 acres. We refer to both parcels herein as the Hanover Square Property. The contract purchase price for the Hanover Square Property was $12,173,000. We acquired the Hanover Square Property with $3,291,404 in cash from us, $648,120 in cash from an unaffiliated tenant-in-common, and the assumption of a secured loan of approximately $8,527,315 from Langley Federal Credit Union, which amount was increased by an additional $372,685, or the Hanover Square Property Loan. In connection with the acquisition, we paid our Manager an acquisition fee of $252,451. Our company purchased the Hanover Square Property as a tenant-in-common with PMI Hanover Square, LLC, an unaffiliated party. Our company acquired an 84% interest in the Hanover Square Property, and PMI Hanover Square, LLC owns the remaining 16% interest. The retail center forming a part of the Hanover Square Property was built in 2007 and, as of December 31, 2020, was 100% occupied.

We assumed the Hanover Square Property Loan as of the closing of the acquisition. The Hanover Square Property Loan matures on December 1, 2027. The Hanover Square Property Loan requires monthly payments of principal, on a 25-year amortization schedule, and interest during the term. On May 8, 2020, our company entered into a refinancing transaction with the mortgage lender for the Hanover Square Property which increased the mortgage amount and reduced the interest rate.  Under this transaction, the principal amount of the loan was increased to $10,500,000 and the interest rate reduced to a fixed rate of 4.25 percent until January 1, 2023, when the interest rate will adjust to a new fixed rate which will be determined by adding 3.00 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25 percent. The fixed monthly payment, which includes principal and interest, increased to $56,882.

In connection with our acquisition of the Hanover Square Property, we, through a subsidiary, entered into the Tenants in Common Agreement with PMI Hanover SQ, LLC, or the Hanover Square TIC Agreement. Among other approvals, under the Hanover Square TIC Agreement, the consent of both tenants in common is required to approve (i) any lease, sublease, deed restriction, or grant of easement of/on all or any portion of the Hanover Square Property, (ii) any sale or exchange of the Hanover Square Property, or (iii) any indebtedness or loan, and any negotiation or refinancing thereof, secured by a lien on the Hanover Square Property. In the event the tenants in common are unable to agree on a decision which requires the consent of both tenants in common, a tenant in common may purchase the undivided interest of the other tenant in common subject to certain rights contained in the Hanover Square Property TIC Agreement.

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

As of December 31, 2020, tenants occupying 10% or more of the rentable square footage are:

Tenant	Business	Leased Square Footage	Percentage of Rentable Square Footage	Annual Rent	Lease Expiration	Renewal Options
Old Navy	Retail	15,000	20.42%	$104,400	4/30/2024	4/30/2029
Marshall’s	Retail	28,000	38.13%	$322,000	2/28/2022	2/28/2027
						2/28/2032
						2/28/2037

Occupancy data for the five preceding years (as of December 31):

	2020	2019	2018	2017	2016
Occupancy Rate	100%	100%	97%	92%	96%

Average effective annual rent per square foot for the five preceding years:

	2020	2019	2018	2017	2016
Average Effective Annual Rent Per Square Foot (1)	$14.59	$15.31	$14.71	$15.83	$15.42

(1)	Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements. For the year ended December 31, 2018, we owned the Hanover Square Property for eight months, the period on which the average annual rent per square foot is based.

Lease expirations in the next 10 years:

	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030
Leases Expiring	-	4	4	3	-	1	-	-	-	-

Square Footage	-	36,400	14,900	18,140	-	4,000	-	-	-	-

Annual Rent (1)	$-	$543,828	$193,608	$300,288	$-	$69,276	$-	$-	$-	$-

Percentage of Aggregate Annual Rent (2)	0.0%	53.2%	18.9%	29.4%	0.0%	6.8%	0%	0%	0%	0%

(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.

(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the projected 2021 rent.

During the year ended December 31, 2020, Old Navy’s lease was renegotiated, resulting in a $104,400 reduction in annual base rent, but with a 24 month extension of the term of the lease. In addition, Old Navy will pay additional rent based on a percentage of its monthly sales if such sales are in excess of a specified amount, but there is no guarantee that the tenant’s sales will exceed such amounts.

Ashley Plaza Property

On August 30, 2019, we purchased from RCG-Goldsboro, LLC, a Georgia limited liability company, Ashley Plaza, a 160,356 square foot retail property located at 201–221 North Berkeley Boulevard in Goldsboro, North Carolina 27534, or the Ashley Plaza Property, for $15,200,000. The Ashley Plaza Property was built in 1977, fully renovated in 2018, was 98 percent leased as of December 31, 2020, and is anchored by Hobby Lobby, Harbor Freight, Ashley Home Store and Planet Fitness.

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

The Ashley Plaza Senior Loan will mature on September 1, 2029. The Ashley Plaza Senior Loan required monthly interest only payments during the first 12 months of the term. For the remainder of the term, the Ashley Plaza Senior Loan requires monthly payments of principal on a 30-year amortization schedule, and interest. The Ashley Plaza Senior Loan bears interest at 3.75%. The Ashley Plaza Senior Loan may not be prepaid until June 1, 2029, subject to certain conditions and limitations contained in the loan documents. The Ashley Plaza Senior Loan is secured by the Ashley Plaza Property.

The Virginia Commonwealth Bank line of credit had an original term of six months, maturing on February 21, 2020, and bears interest at 2.5% plus the 30 day LIBOR rate. As of December 31, 2020, the rate in effect was 2.653%. The Virginia Commonwealth Bank line of credit requires interest payments every three months. Effective on February 21, 2020, the original maturity date of the line of credit, short term, our company extended the line of credit, short term, for 60 days until April 21, 2020. On March 3, 2020 our company received $550,000 in funding from the line of credit, short term, to fund working capital and dividend payments. On April 21, 2020, our company extended the line of credit, short term, for 40 days until May 31, 2020. On May 31, 2020, our company extended the line of credit, short term, for 90 days until August 31, 2020. On August 12, 2020, our company extended the line of credit, short term, until September 30, 2020. On November 4, 2020, our company made a $225,000 payment to reduce the balance of the line of credit, short term to $325,000, and extended the line of credit, short term, until March 31, 2021.

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

Tenants occupying 10% or more of the rentable square footage:

Tenant	Business	Leased Square Footage	Percentage of Rentable Square Footage	Annual Rent	Lease Expiration	Renewal Options
Ashley Home Store	Retail	17,920	11.2%	$161,280	8/31/2028	8/31/2033 8/31/2038 8/31/2043 8/31/2048
Harbor Freight Tools	Retail	21,416	13.4%	$159,840	2/28/2029	2/28/2034 2/28/2039
Hobby Lobby	Retail	50,000	31.2%	$250,000	3/31/2029	3/31/2034 3/31/2039 3/31/2044
Planet Fitness	Fitness	20,131	12.6%	$181,179	4/30/2030	4/30/2033 4/30/2038

Occupancy data for the five preceding years (as of December 31):

	2020	2019	2018	2017	2016
Occupancy Rate	98%	98.0%	52.5%	28.7%	94.6%

Average effective annual rent per square foot for the five preceding years:

	2020	2019	2018	2017	2016
Average Effective Annual Rent Per Square Foot (1)	$7.98	$7.74	$4.60	$3.32	$3.44

(1)	Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements. For the year ended December 31, 2019, we owned Ashley Plaza for four months. The average annual rent per square foot is based on rents from the prior owner for period from January, 2019 through August, 2019 and on rents from our ownership period from September, 2019 through December, 2019.

Lease expirations in the next 10 years:

	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030
Leases Expiring	1	-	2	1	2	-	1	2	2	1

Square Footage	3,000	-	18,199	1,575	4,000	-	1,400	29,320	71,416	20,131

Annual Rent (1)	$120,000	$-	$104,160	$29,925	$57,600	$-	$40,575	$304,344	$438,324	$181,179

Percentage of Aggregate Annual Rent (2)	9.9%	0.0%	8.6%	2.5%	4.8%	0.0%	3.3%	25.1%	36.2%	14.9%

(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.

(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the projected 2021 rent.

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

The Virginia Commonwealth Bank line of credit has a six month term, maturing on February 21, 2020 and bears interest at 2.5% plus the 30 day LIBOR rate. As of December 31, 2020, and 2019 the rate in effect was 2.653% and 4.285%, respectively. The Virginia Commonwealth Bank line of credit requires interest payments every three months. On February 20, 2020, our company repaid the line of credit, short term in the amount of $2,000,000 plus accrued interest of $21,437. Effective on February 21, 2020, the maturity date of the line of credit, short term, our company extended the line of credit, short term for 60 days. On March 3, 2020, our company received $550,000 in funding from the line of credit, short term to fund working capital and dividend payments. On April 21, 2020, our company extended the line of credit, short term, for 40 days until May 31, 2020. On May 31, 2020, our company extended the line of credit, short term, for 90 days until August 31, 2020. On August 12, 2020, our company extended the line of credit, short term, until September 30, 2020. On November 4, 2020, our company made a $225,000 payment to reduce the balance of the line of credit, short term to $325,000, and extended the line of credit, short term, until March 31, 2021.

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

The Clemson Best Western Property is operated by Marshall Hotels and Resorts.

The Clemson Best Western Property average occupancy rate, average daily rate, or ADR and RevPAR for the past five years are as follows:

Period	Average Occupancy Rate	ADR	RevPAR
Year Ended December 31, 2020	47.2%	$59.08	$27.93

Year Ended December 31, 2019	39.4%	$110.16	$43.40

Year Ended December 31, 2018	35.1%	$110.63	$38.88

Year Ended December 31, 2017	24.6%	$131.26	$32.33

Year Ended December 31, 2016	13.7%	$120.93	$16.58

Brookfield Center Property

On October 3, 2019, we purchased from Appian-Brookfield South 48, LLC, a South Carolina limited liability company, Brookfield Center, a 64,880 square foot flex-industrial property located at 48 Brookfield Center Drive, Greenville, South Carolina 29607, or the Brookfield Center Property, for $6,700,000. The Brookfield Center Property was built in 2007, was 93.8 percent leased as of December 31, 2020, and is anchored by the Gravitopia Trampoline Park and Summit Church.

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

We entered into related party notes, short term, with the Manager by which the Manager provided an aggregate of $263,000 to fund a portion of our company’s acquisition of the Brookfield Center Property. The notes are due on demand and bear interest at a rate of 5 percent annually. On February 20, 2020, our company repaid these related party notes payable, short term, as well as additional related party notes, short term, in the principal amount of $852,000 plus accrued interest of $11,710.

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

The property is considered to be in good overall condition and appears to have been proactively maintained.

Occupancy data for the five preceding years (as of December 31):

	2020	2019	2018	2017	2016
Occupancy Rate	93.8%	93.8%	93.8%	93.8%	100.0%

Average effective annual rent per square foot for the five preceding years:

	2020	2019	2018	2017	2016
Average Effective Annual Rent Per Square Foot (1)	$8.33	$6.52	$7.86	$8.49	$6.62

(1)	Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements.

Tenants occupying 10% or more of the rentable square footage:

Tenant	Business	Leased Square Footage	Percentage of Rentable Square Footage	Annual Rent	Lease Expiration	Renewal Options
Turning Point Greenville Church	Religious	9,000	13.9%	$92,250	9/30/2025
S&ME	Engineering	8,582	13.2%	$101,097	11/30/2023	N/A
Gravitopia	Entertainment	35,160	54.2%	$272,576	4/30/2026	4/30/2031

Lease expirations in the next 10 years:

	2021	2022	2023	2024	2025	2026	2027	2028	2029	2030
Leases Expiring	-	1	1	1	1	1	-	-	-	-

Square Footage	-	4,046	8,582	4,046	9,000	35,160	-	-	-	-

Annual Rent (1)	$-	$40,784	$105,994	$39,971	$106,612	$296,986	$-	$-	$-	$-

Percentage of Aggregate Annual Rent (2)	0.0%	7.5%	19.5%	7.4%	19.6%	54.6%	0%	0%	0%	0%

(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.

(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the total 2021 projected rent.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “MDRR” since November 28, 2018. Prior to that time, there was no public market for our common stock. On March 10, 2021, the closing sale price of our common stock on the Nasdaq Capital Market was $2.00. On January 11, 2021, we had 2,785 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

Given the uncertainty of the COVID-19 pandemic’s near and potential long-term impact on our company’s business, and in order to preserve its liquidity position, our company’s board of directors has only declared dividends on our company’s mandatorily redeemable preferred stock ($344,444 declared and paid during the year ended December 31, 2020). Our company’s board of directors has not declared a common dividend since the fourth quarter of 2019 ($562,357 paid during the first quarter of 2020) and may consider continuing to suspend quarterly dividend distributions. The actual amount and timing of distributions will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Internal Revenue Code of 1986, as amended, and no assurance can be given as to the amounts or timing of future distributions.

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

During October 2020, our company issued a $1,500,000 convertible debenture. The proceeds were used as working capital and general corporate purposes. The convertible debenture was issued pursuant to an exemption from registration pursuant to Section 4(a)(2) the Securities Act.

During December 2020, our company issued a $2,000,000 convertible debenture. The proceeds were used as working capital and general corporate purposes. The convertible debenture was issued pursuant to an exemption from registration pursuant to Section 4(a)(2) the Securities Act.

During January 2021, our company issued a $1,500,000 convertible debenture. The proceeds were used as working capital and general corporate purposes. The convertible debenture was issued pursuant to an exemption from registration pursuant to Section 4(a)(2) the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with, the consolidated financial statements and the related notes thereto of Medalist Diversified REIT, Inc. for the years ended December 31, 2020 and December 31, 2019.

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

As of December 31, 2020, our company owned and operated six investment properties, the Shops at Franklin Square (the “Franklin Square Property”), a 134,239 square foot retail property located in Gastonia, North Carolina, the Greensboro Hampton Inn (the “Hampton Inn Property”) a hotel with 125 rooms on 2.162 acres in Greensboro, North Carolina, the Hanover North Shopping Center (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 160,356 square foot retail property located in Goldsboro, North Carolina, the Clemson Best Western University Inn (the “Clemson Best Western Property”), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina and Brookfield Center (the “Brookfield Center Property”), a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina. As of December 31, 2020, we owned 78 percent of the Hampton Inn Property as a tenant in common with a noncontrolling owner which owned the remaining 22 percent interest. The tenants in common lease the Hampton Inn Property to a taxable REIT subsidiary that, as of December 31,2020, is also owned 78 percent by us and 22 percent by the noncontrolling owner. As of December 31, 2020, we owned 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owned the remaining 16 percent interest.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have Investments. As of December 31, 2020, our reportable segments were retail center properties, flex center properties, and hotel properties.

Recent Trends and Activities

Significant events that have impacted our company are summarized below.

Equity Issuances

On May 8, 2019, our company issued and sold 1,666,667 shares of common stock at an offering price of $4.80 per share. Net proceeds from the issuance totaled $7,222,501, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and reimbursable legal fees and other expenses. On May 21, 2019, our company issued and sold 227,062 shares of common stock at an offering price of $4.80 per share, pursuant to its underwriter’s over-allotment option related to the May 8, 2019 offering. Net proceeds from the issuance totaled $991,807, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions. On May 31, 2019, our company issued and sold 270,833 shares of common stock pursuant to a private placement at an offering price of $4.80 per share. Net proceeds from the issuance totaled $1,183,998, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and reimbursable legal fees. During the year ended December 31, 2019, our company also incurred $116,632 and $887,465, respectively, in offering costs, including legal, accounting, advisory and other professional fees.

Mandatorily redeemable preferred stock issuance

On February 19, 2020, our company issued and sold 200,000 shares of 8.0% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”) at $23.00 per share, resulting in gross proceeds of $4,600,000. Net proceeds from the issuance were $3,860,882, which includes the impact of the underwriter’s discounts, selling commissions and legal, accounting and other professional fees. At issuance, our company created an escrow for $371,111 for the first year of dividends. As of December 31, 2020 and December 31, 2019, respectively, the balance of the preferred dividend escrow was $97,632 and $0, respectively, which is reported as restricted cash on our company’s consolidated balance sheet. Our company has classified the Series A Preferred Stock as a liability in accordance with ASC Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying consolidated statements of operations.

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

2019 Acquisitions

The Ashley Plaza Property

On August 30, 2019, our company completed its acquisition of the Ashley Plaza Property, a 160,356 square foot retail property located in Goldsboro, North Carolina, through a wholly owned subsidiary. The Ashley Plaza Property, built in 1977 and fully renovated in 2018, was 98 percent leased as of December 31, 2020 and is anchored by Hobby Lobby, Harbor Freight and Ashley Home Store. The purchase price for the Ashley Plaza Property was $15,200,000 paid through a combination of cash provided by our company, the incurrence of new mortgage debt and funds from a line of credit, short term. Our company’s total investment, including acquisition and closing costs, escrows and lease reserves was $15,885,444, including $204,300 of loan issuance costs. Our company paid $357,823 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

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

The Brookfield Center Property

On October 3, 2019, our company completed its acquisition of the Brookfield Center Property, a 64,880 square foot flex-industrial property located in Greenville, South Carolina, through a wholly owned subsidiary. The Brookfield Center Property, built in 2007, was 93.8 percent leased as of December 31, 2020. Major tenants include Gravitopia Trampoline Park and Turning Point Church. The purchase price for the Brookfield Center Property was $6,700,000 paid through a combination of cash provided by our company, the incurrence of new mortgage debt and funds from related party notes payable, short term. Our company’s total investment, including $113,505 of loan issuance costs, was $7,102,643. Our company paid $207,957 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Financing Activities

Mortgages payable

Our company financed its acquisitions of its investment properties through mortgages, as follows:

	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2020	2019
Franklin Square (a)	Interest only	4.70%	October 2021	$14,275,000	$14,275,000
Hanover Square (b)	$56,882	4.25%	December 2027	10,380,791	8,592,195
Ashley Plaza (c)	$52,795	3.75%	September 2029	11,349,518	11,400,000
Clemson Best Western (d)	$22,876	Variable	October 2022	7,750,000	7,750,000
Brookfield Center (e)	Interest only	3.90%	November 2029	4,842,887	4,850,000
Total mortgages payable, net				$48,598,196	$46,867,195

(a)	The mortgage loan for the Franklin Square Property matures in October 2021. Our company plans to commence efforts in early 2021 to refinance this mortgage, but there is no guarantee that our efforts will be successful. See Future Liquidity Needs, below.

(b)

On May 8, 2020, our company entered into a refinancing transaction with the mortgage lender for the Hanover Square Property which increased the mortgage amount and reduced the interest rate.   Under this transaction, the principal amount of the loan was increased to $10,500,000 and the interest rate reduced to a fixed rate of 4.25 percent until January 1, 2023, when the interest rate will adjust to a new fixed rate which will be determined by adding 3.00 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25 percent. The fixed monthly payment, which includes principal and interest, increased to $56,882. Our company has accounted for this transaction as a loan modification. Under this accounting treatment, our company recorded $1,500 in capitalized loan issuance costs for loan fees paid to the lender and recorded $43,852 in third party costs associated with the transaction as an expense under retail property operating expenses on our company’s consolidated statement of operations for the year ended December 31, 2020.

The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 to 1.00 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of December 31, 2020 and December 31, 2019, respectively, our company believes that it is compliant with these covenants.

(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and is interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.

(d)	The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of December 31, 2020, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent.

(e)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.

Our company financed its acquisitions of its assets held for sale through mortgages, which as of December 31, 2020 are recorded as mortgages payable, net, associated with assets held for sale, on our consolidated balance sheets, as follows:

	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2020	2019
Hampton Inn (a)	Interest only	Variable	May 2022	10,400,000	10,600,000

(a)

As of December 31, 2020, our company reclassified the mortgage loan for the Hampton Inn property to liabilities associated with assets held for sale. The mortgage loan for the Hampton Inn property matured on November 9, 2020 and, on November 9, 2020 our company entered into an amendment to extend the loan until May 2022. Our company has accounted for this transaction as a loan modification in accordance with ASC 470. Under this accounting treatment, our company recorded $54,000 in capitalized loan issuance costs for loan fees paid to the lender and recorded $22,784 in third party costs associated with the transaction as an expense under hotel property operating expenses on our company’s consolidated statement of operations for the year ended December 31, 2020.

The mortgage loan for the Hampton Inn Property bears interest at a variable rate based on LIBOR with a minimum rate of 6.50 percent. The interest rate payable is the USD LIBOR one-month rate plus 6.25 percent.  As of December 31, 2020 and 2019, the rate in effect for the Hampton Inn Property mortgage was 6.50 percent and 6.75 percent, respectively.

Convertible debenture issuance

On October 27, 2020, our company entered into an agreement providing for the issuance of convertible debentures in the principal amount of $5 million to a financing entity. The debentures were issued at a 5 percent discount to the principal amount, accrue interest at a rate of 5.00 percent per annum (payable at maturity), and were closed in three separate tranches. During the year ended December 31, 2020, two tranches were closed with a total principal amount of $3,500,000 resulting in net proceeds of $2,926,483. The third tranche closed on January 5, 2021 in the principal amount of $1,500,000 and net proceeds of $1,305,000. (See Note 5 of the accompanying notes to consolidated financial statements.)

Line of credit, short term

As of December 31, 2020 and December 31, 2019, our company had a line of credit, short term, outstanding in the principal amount of $325,000 and $2,000,000, respectively. The line of credit, short term, was established on August 21, 2019 to provide short term funding for our company’s acquisition of the Ashley Plaza Property and the Clemson Best Western Property (see note on 2019 acquisitions, above). On February 20, 2020, our company repaid the line of credit, short term, in the amount of $2,000,000 plus accrued interest of $21,437. Effective on February 21, 2020, the original maturity date of the line of credit, short term, our company extended the line of credit, short term, for 60 days until April 21, 2020. On March 3, 2020 our company received $550,000 in funding from the line of credit, short term, to fund working capital and dividend payments. On April 21, 2020, we extended the line of credit, short term, for 40 days until May 31, 2020. On May 31, 2020, we extended the line of credit, short term, for 90 days until August 31, 2020. On August 12, 2020, we extended the line of credit, short term, until September 30, 2020. On November 4, 2020, our company made a $225,000 payment to reduce the balance of the line of credit, short term to $325,000, and extended the line of credit, short term until March 31, 2021.

The line of credit, short term, bears interest at a variable rate calculated at 250 basis points over USD 1-Month LIBOR as published in the Wall Street Journal. The rate adjusts on the first day of each month during which the loan is outstanding. As of December 31, 2020 and 2019, the rate in effect for the line of credit, short term, was 2.653 percent and 4.285 percent, respectively. For the year ended December 31, 2020, interest expense includes amortization of the capitalized issuance costs using the straight-line method, which approximates to the effective interest method, over the initial six-month term of the loan.

Related party notes payable, short term

As of December 31, 2020 and December 31, 2019, respectively, our company had $0 and $852,000, respectively, in related party notes payable, short term, outstanding. During the year ended December 31, 2020 our company repaid related party notes payable, short term, in the principal amount of $852,000 plus accrued interest of $11,710. These notes were issued on September 30, 2019 in the principal amount of $183,000 and on October 2, 2019 in the principal amount of $80,000, both to fund a portion of our company’s acquisition of the Brookfield Center Property, which closed on October 3, 2019. In addition, our company issued a related party note payable in the principal amount of $589,000 on November 29, 2019 to pay dividends and fund working capital requirements. The related party notes payable bore interest at a rate of 5 percent annually.

Notes payable

As of December 31, 2020 and 2019, our company had a note payable outstanding in the principal amount of $176,300 and $0, respectively, under the Small Business Administration’s Paycheck Protection Program (the “SBA PPP Loan Program”). This note was issued on April 30, 2020, on behalf of a subsidiary, MDR PMI Greensboro TRS, LLC, the entity that operates the Hampton Inn Property. Our company believes that it has used these funds pursuant to the limitations established by the SBA PPP Loan Program for payroll and other eligible expenses for the Hampton Inn Property. Under the terms of the loan, all, a portion or none of the loan may be forgiven, based on criteria established by the SBA PPP Loan Program. Our company believes that it has expended the loan funds in accordance with the criteria required for forgiveness and has submitted its forgiveness application to the SBA PPP Loan Program, but there is no assurance that all or a portion of the loan will be forgiven. Any portion of the loan that is not forgiven will bear interest at a fixed rate of 1 percent per annum and be repaid in 18 monthly installments of principal and interest of $9,923. Under the original terms of the SBA PPP Loan Program, principal and interest payments would have commenced on November 1, 2020. However, due to changes in regulations for the SBA PPP Loan Program, commencement of principal and interest payments were extended until ten months after the completion of the borrower’s “Covered Period”, as defined by the SBA PPP Loan Program to provide borrowers sufficient time to submit loan forgiveness applications. Under these guidelines, our company’s principal and interest payments for the Hampton Inn PPP loan would commence on August 15, 2021 if our company does not qualify for loan forgiveness.

In addition, during the year ended December 31, 2020, a second note payable in the principal amount of $129,600 that was issued on April 30, 2020 under the SBA PPP Loan Program to a wholly owned subsidiary, MDR Clemson TRS, LLC, the entity that operates the Clemson Best Western Property, was forgiven by the SBA. Our company used these funds pursuant to the limitations established by the SBA PPP Loan Program for payroll and other eligible expenses for the Clemson Best Western Property. On December 8, 2020, our company received confirmation that the note payable had been forgiven, in full, including $799 of accrued interest. The forgiven principal and interest were recognized as a gain upon debt extinguishment and are recorded on our company’s consolidated statement of operations as other income.

COVID-19 Impact

The following discussion is intended to provide certain information regarding the impacts of the COVID-19 pandemic on our company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding our company’s portfolio are estimates based on information available to our company as of the date of this Annual Report on Form 10-K. As a result of the rapid development, fluidity and uncertainty surrounding this situation, our company expects that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our company’s business, operations, cash flows and financial condition for the third quarter of 2020 and future periods.

Since March, 2020, the spread of COVID-19 has had a significant impact on the global economy, the U.S. economy, the economies of the local markets throughout the Mid-Atlantic states in which our company’s properties are located, and the broader financial markets. Nearly every industry was impacted directly or indirectly, and the U.S. hospitality and retail markets came under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. While some of these measures have been relaxed by the respective governmental authorities, with the uncertainty resulting from the continued spread of COVID-19, new variants of the disease, delays in the production and delivery of vaccines, and the possibility of the re-imposition of mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders by some governmental authorities, the negative impact on room demand for our hotel properties and consumer demand for the goods and services of our retail tenants within our portfolio could continue to be significant in the coming months.

Impact on Retail Center and Flex Center Properties

As of the date of this Annual Report on Form 10-K, all of the tenants in our company’s retail properties (the Franklin Square Property, Hanover Square Property and Ashley Plaza Property) and flex property (Brookfield Center) are open, with two exceptions. A tenant in the Franklin Square Property defaulted on its lease and abandoned its premises, resulting in the recognition of the loss on impairment discussed in the accompanying notes to consolidated financial statements. A second tenant in the Hanover Square Property which was operating under bankruptcy protection, did not renew its lease upon its expiration. However, this space was re-leased during the year ended December 31, 2020 and the tenant has taken occupancy and will commence rent payments during the year ended December 31, 2021.

As is the case with retail landlords across the U.S., our company received a number of rent relief requests from tenants, which our company evaluated on a case-by-case basis. As of the date of this Annual Report on Form 10-K, our company has granted lease concessions in the form of (i) rent deferrals or (ii) rent abatements.

Under the rent deferral agreements, the tenants have agreed to repay unpaid rent over a specified time period or before a certain date. As of the date of this Annual Report on Form 10-K, our company has agreed to defer base rent payments of $228,345 from various tenants that were due during the year ended December 31, 2020. In addition, our company has agreed to defer future rents of $81,773 that would have been due during the period from January 1, 2021 through December 31, 2021. Such deferrals were for various terms, but will be repaid by January 1, 2023.

	Rent Deferrals				Rent Deferral Repayments
	Number	Year ended December 31,			Year ended December 31,
	of Tenants	2020	2021	Total Deferrals	2021	2022	2023	Total Repayments
Franklin Square	1	$56,250	$-	$56,250	$-	$53,581	$2,669	$56,250
Hanover Square	1	26,833	-	26,833	26,833	-	-	26,833
Ashley Plaza	-	-	-	-	-	-	-	-
Brookfield Center	1	145,262	81,773	227,035	-	227,035	-	227,035
Total	3	$228,345	$81,773	$310,118	$26,833	$280,616	$2,669	$310,118

Under the rent abatement agreements, our company has agreed to permanently abate rent in exchange for lease extensions of between one and three years, depending on the amount of the abatement. In one case, our company has agreed to abate a portion of a tenant’s base rent in exchange for future rent payments based on the tenant’s monthly sales. As of the date of this Annual Report on Form 10-K, our company has agreed to abate base rent payments of $346,897 from various tenants that would have been paid during the year ended December 31, 2020. In addition, our company has agreed to abate future rent payments totaling $439,271 that would have been due during the year ending December 31, 2021 and $174,330 that would have been due during the year ending December 31, 2022.

Rent Abatements

		For the year ended December 31,
	Number of Tenants	2020	2021	2022	Total Rent Abated
Franklin Square	2	$204,721	$334,871	$139,530	$679,122
Hanover Square	2	71,971	104,400	34,800	211,171
Ashley Plaza	2	70,205	-	-	70,205
Brookfield Center	-	-	-	-	-
Total	6	$346,897	$439,271	$174,330	$960,498

In addition to the deferrals and abatements, two tenants in our company’s retail property centers declared bankruptcy and one tenant defaulted on its lease during the year ended December 31, 2020. While under bankruptcy protection, the first tenant’s term expired on June 30, 2020 and our company was unable to collect rent totaling $18,750. This rent was recognized and then written off and is recorded as bad debt expense on our company’s consolidated statement of operations for the year ended December 31, 2020. A second tenant declared bankruptcy and then emerged from bankruptcy protection during the year ended December 31, 2020. As part of the bankruptcy proceeding, the tenant’s lease was restructured, resulting in a rent abatement of $77,653 for the year ended December 31, 2020. In addition, under the restructured lease, our company granted rent reductions for the year ended December 31, 2021 of $53,760, for the year ended December 31, 2022 of $22,760 and for the year ended December 31, 2023 of $7,300. Under the restructured lease, the Tenant’s lease term, which originally expired in 2023, was extended for one five-year period.

A third tenant defaulted on its lease and abandoned its premises. During the year ended December 31, 2020, our company wrote off a total of $34,556 in rent and CAM. Of this amount, $16,842 was initially recorded as retail center property revenues, $8,817 was initially recorded as retail property tenant reimbursements on our company’s consolidated statement of operations during the year ended December 31, 2020 and $8,897 was initially recorded as retail center property revenues and retail property tenant reimbursements on our company’s consolidated statement of operations during the year ended December 31, 2019. These amounts were then recorded as bad debt expense on our company’s consolidated statement of operations for the year ended December 31, 2020. In addition, our company was not able to collect rent totaling $61,055 for the year ending December 31, 2020 and will not collect future rents of $530,544 under this lease.

	Rent Losses and Reductions Due to Bankruptcies, Bankruptcy Restructuring and Tenant Default
	Number	Year ended December 31,
	of Tenants	2020	2021	2022	2023	2024	2025	Total Rent Reductions
Franklin Square	1	$77,898	$113,688	$113,688	$113,688	$113,688	$75,792	$608,442
Hanover Square	1	14,563	-	-	-	-	-	14,563
Ashley Plaza	1	77,653	53,760	22,760	7,300	-	-	161,473
Brookfield Center	-	-	-	-	-	-	-	-
Total	3	$170,114	$167,448	$136,448	$120,988	$113,688	$75,792	$784,478

In return for (i) granting abatements and (ii) restructuring the lease of the tenant under bankruptcy protection, our company received lease extension agreements of between one and five years, resulting in additional future rents payable under these leases as follows.

	Additional Rent Under Term Extensions (1)
	For the year ended December 31,
	2020	2021	2022	2023	2024	2025	Thereafter	Total
Franklin Square	$-	$-	$161,849	$277,456	$333,039	$360,830	$111,165	$1,244,339
Hanover Square	-	-	242,069	259,306	76,550	-	-	577,925
Ashley Plaza	-	-	-	124,993	125,000	128,333	744,858	1,123,184
Brookfield Center	-	-	-	-	-	-	-	-
Total	$-	$-	$403,918	$661,755	$534,589	$489,163	$856,023	$2,945,448

(1)	Excludes future rent payments based on tenant’s monthly sales revenues.

There is no assurance that our company will receive these future rent payments.

While our company’s rent collections from its retail and flex center properties stabilized during the last six months of the year, the continued impact of COVID-19 on revenues from our company’s retail and flex center properties and tenants remains uncertain. Future revenues will be impacted by the deferral and abatement agreements (discussed above) that our company has granted to various tenants. Additionally, revenues could continue to be negatively impacted until consumer demand for the goods and services of our company’s retail and flex center tenants returns to levels prior to the virus outbreak. However, there is significant uncertainty about when this could occur and (i) whether restrictions will continue to be re-imposed or extended, (ii) whether tenants’ business activity will return to pre-COVID-19 levels, and (iii) when customers will re-engage with tenants as they have in the past. Until such time as the virus is contained or eradicated and room demand for our company’s hotel properties and consumer demand for the goods and services of our company’s retail and flex center tenants returns to more customary levels, our company may continue to experience material reductions in its operating revenue.

Impact on Hotel Properties

Our company’s hotel properties (the Hampton Inn Property and the Clemson Best Western Property), which depend on leisure and business travel, experienced significant declines in occupancy rates and revenues that began in March and continued throughout the year ending December 31, 2020.

Operating statistics for the years ended December 31, 2020 and 2019, respectively, for the Hampton Inn Property were as follows:

	Occupancy		Average Daily Rate
Hampton Inn Property	2020	2019	2020	2019
January	41.6%	43.9%	$100.41	$94.57
February	72.0%	51.9%	102.73	105.15
March	33.3%	64.1%	106.98	109.11
April	25.7%	62.3%	65.15	149.33
May	41.5%	55.8%	67.87	111.37
June	49.0%	55.0%	73.40	103.89
July	65.1%	60.8%	71.34	110.57
August	50.3%	75.7%	77.73	107.29
September	59.8%	65.0%	80.27	105.22
October	41.8%	75.0%	99.43	160.01
November	28.8%	66.6%	83.02	106.43
December	24.4%	48.7%	75.67	99.43
Full Year	44.4%	60.6%	$84.10	$113.41

From April 2020 through September 2020, the Hampton Inn Property had a contract with the City of Greensboro to house homeless families. During this period, this contract resulted in 5,704 room nights of occupancy, or approximately 28 percent of the total occupied rooms during the year ended December 31, 2020. Additionally, during September 2020, High Point University rented 1,241 rooms for quarantined students.

Operating statistics for the years ended December 31, 2020 and 2019, respectively, for the Clemson Best Western Property were as follows:

	Occupancy		Average Daily Rate
Clemson Best Western Property	2020	2019 (1)	2020	2019 (1)
January	24.8%	27.4%	$77.04	$98.10
February	31.9%	34.8%	94.07	92.03
March	26.7%	67.3%	90.58	92.61
April	24.5%	47.4%	68.97	103.92
May	19.9%	37.5%	61.54	109.69
June	24.0%	38.4%	61.24	93.80
July	22.7%	31.6%	56.13	85.34
August	27.0%	47.2%	64.35	111.60
September	65.0%	38.5%	67.59	161.11
October	100.0%	38.3%	58.99	143.35
November	100.0%	39.3%	58.48	121.87
December	99.7%	28.4%	26.94	83.12
Full Year	47.2%	34.9%	$59.08	$118.64

(1)	January through August 2019 data for the Clemson Best Western Property is from the prior owner. September 2019 data is from the September 2019 STR report for the Clemson Best Western Property.

Occupancy rates in October, November and December, 2020 were a result of an agreement by which our company leased the entire Clemson Best Western Property to Clemson University from September 14, 2020 through December 15, 2020. In January 2021, this agreement was amended to extend the agreement through May 5, 2020.

While intense efforts to reduce operating costs resulted in expense reductions during the year ended December 31, 2020, our company cannot be certain as to what level of savings can continue to be achieved overall to mitigate the material decline in hotel revenues we may experience. The federal government has provided assistance to the industries negatively affected by the virus, including the hospitality industry, and our two hotel properties have received loans under one of these programs (see Note 5 to the accompanying notes to the consolidated financial statements), but the aid has not mitigated the material reduction in revenue resulting from COVID-19 travel impacts. Our company was not eligible to participate in the new Payroll Protection Program loans announced in December 2020.

The anticipated negative impact on revenues, discussed above, from our company’s retail, flex center and hotel properties has also, and will continue, to impact our company’s liquidity, resulting in reduced cash flow to meet our company’s obligations and to fund dividend distribution payments.

Due to the depressed outlook for leisure and business travel, on which both of our company’s hotel properties rely significantly, our company committed to a plan to sell the Hampton Inn Property. On February 17, 2021, we entered into a contract with an unrelated party to sell the Hampton Inn property, as discussed in Note 11 to the accompanying notes to the consolidated financial statements. Also as discussed in Note 11, on February 5, 2021, our company committed to a plan to sell the Clemson Best Western Property. There is no assurance that our company will be able to complete the sales of the two hotel properties on the terms we expect, or at all.

Discussion of Potential Future Impact

While some of the containment measures have been relaxed by the respective governmental authorities, with the uncertainty resulting from new variants of COVID-19 and the possibilities of the re-imposition of mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders by some governmental authorities, the negative impact on room demand for our hotel properties and consumer demand for the goods and services of our retail tenants within our portfolio could continue to be significant in the coming months.

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

Off-Balance Sheet Arrangements

As of December 31, 2020 and December 31, 2019, we have no off-balance sheet arrangements.

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

Evaluation of our company’s Ability to Continue as a Going Concern

Under the accounting guidance related to the presentation of financial statements, our company is required to evaluate, on a quarterly basis, whether or not the entity’s current financial condition, including its sources of liquidity at the date that the consolidated financial statements are issued, will enable the entity to meet its obligations as they come due arising within one year of the date of the issuance of our company’s consolidated financial statements and to make a determination as to whether or not it is probable, under the application of this accounting guidance, that the entity will be able to continue as a going concern. Our company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In applying applicable accounting guidance, management considered our company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our company’s obligations due over the next twelve months, as well as our company’s recurring business operating expenses.

Our company concludes that it is probable that our company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance. For additional information regarding our company’s liquidity, see Note 5 – Loans Payable and Note 8 – Commitments and Contingencies in our company’s consolidated financial statements.

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

Internal liquidity to fund operating needs will be provided primarily by the rental receipts from our retail properties and flex center property, and revenues from our hotel properties. However, during year ended December 31, 2020, the impact of the COVID-19 pandemic, including the effects on our financial and operational results that provide the liquidity for operating needs, was significant. For our retail and flex center properties, our company recognized $431,143 in bad debt expense during the year ended December 31, 2020.

For our hotel properties, occupancy and revenues were significantly impacted by COVID-19. For the year ended December 31, 2020, total revenues from our Hampton Inn Property were 54.5 percent of the revenues for the year ended December 31, 2019. For our Clemson Best Western Property, room revenues for the year ended December 31, 2020 were approximately 65.8 percent of the estimated room revenues for the year ended December 31, 2019, based on the prior owner’s records.

The full extent of the impact will be dictated by, among other things, its nature, duration and scope, the success of efforts to contain the spread of COVID-19 and the impact of actions taken in response to the pandemic including travel bans and restrictions, quarantines, shelter in place orders, the promotion of social distancing and limitations on business activity, including business closures. New variants of COVID-19 and continued delays in vaccine distribution could result in the re-imposition of limitations on business activity, travel and other restrictions that could increase the extent of the impact on our investment properties. Possible future declines in rental rates and expectations of future rental concessions, including granting free rent to induce tenants to renew their leases early, to retain tenants who are up for renewal, or to attract new tenants, or requests from tenants for rent abatements during periods when they are severely impacted by COVID-19, may result in decreases in our cash flows from our retail and flex properties. The past and potential for future travel bans and stay at home orders have and could continue to materially affect our hotel revenues. At this point, the extent to which the COVID-19 pandemic may impact the economy and our business is uncertain, but pandemics or other significant public health events could have a material adverse effect on our business, results of operations and internal liquidity.

Cash Flows

At December 31, 2020, our consolidated cash and restricted cash on hand totaled $5,096,928 compared to consolidated cash on hand of $2,072,190 at December 31, 2019. Cash from operating activities, investing activities and financing activities for the year ended December 31, 2020 and 2019 are as follows:

Operating Activities

For the year ended December 31, 2020, our financial results include the impact of owning six properties (the Franklin Square Property, the Hampton Inn Property, the Hanover Square Property, the Ashley Plaza Property, the Clemson Best Western Property and the Brookfield Center Property) for the full 12 month period. For the year ended December 31, 2019, our company owned and operated three properties (the Franklin Square Property, the Hampton Inn Property, and the Hanover Square Property) for the full year, the Ashley Plaza Property for four months, the Clemson Best Western Hotel Property for approximately three months and the Brookfield Center for approximately three months.

During the year ended December 31, 2020 our cash used in operating activities was $1,684,934 compared to cash provided by operating activities of $805,689 for the year ended December 31, 2019, an increase of cash used in operating activities of $2,490,623.

Cash used in operating activities has two components. The first component consists of net operating loss adjusted for non-cash operating activities. During the year ended December 31, 2020, operating activities adjusted for non-cash items resulted in net cash used in operating activities of $435,537. During the year ended December 31, 2019, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $348,122. The increase of $783,659 in cash used in operations for the year ended December 31, 2020 was a result of the reduced year over year net operating income of the Hampton Inn Property, Franklin Square Property and Hanover Square Property due to reduced revenues resulting from the impact of COVID-19 and increased legal, accounting and other professional fees and corporate general and administrative expenses during the year ended December 31, 2020, offset by increased net operating income from the owning the Ashley Plaza Property, Clemson Best Western Property and Brookfield Center Property for the full year ended December 31, 2020.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations. During the year ended December 31, 2020, net changes in asset and liability accounts resulted in $1,249,397 in cash used in operations. During the year ended December 31, 2019, net changes in asset and liability accounts resulted in $457,567 in cash provided by operations. This increase of $1,706,964 in changes in assets and liabilities is a result of an increased change in rent receivables of $690,994 due to COVID-19 related rent delinquencies, which reduced cash provided from operations, normal changes in the increase of unbilled rent of $11,168, a decrease in the changes in accounts payable and accrued liabilities of $995,898, which reduced cash provided from operations, and a decrease in the changes in other assets of $8,904.

The net of (i) the $783,659 increase in cash used in operations from the first category and (ii) the $1,706,964 increase in cash used in operations from the second category results in a total increase of cash used in operations of $2,490,623.

Investing Activities

During the year ended December 31, 2020, our cash used in investing activities was $414,361, compared to cash used in investing activities of $34,930,405 during the year ended December 31, 2019, a decrease in cash used in investing activities of $34,516,044. During the year ended December 31, 2020, cash used in investing activities consisted of $414,361 in capital expenditures, including $103,194 in site improvements for our Hanover Square Property, $56,746 in leasing commissions for our retail center properties, $60,000 in tenant improvements for our Ashley Plaza Property, $64,818 in furniture, fixtures and equipment, $39,423 in interior construction and $22,664 in site improvements related to the Property Improvement Plan for the Hampton Inn Property and $38,016 in building improvements and $29,500 in site improvements for the Clemson Best Western Property.

During the year ended December 31, 2019, cash used in investing activities included $32,794,733 used for investment property acquisitions (the Ashley Plaza Property, the Clemson Best Western Property and the Brookfield Center Property, including tangible and intangible assets recorded as part of the Ashley Plaza Property and Brookfield Center acquisitions) and $2,135,672 in capital expenditures, consisting of $1,995,892 in interior and exterior construction costs and furniture, fixtures and equipment for the Property Improvement Plan for the Hampton Inn Property, $83,520 in tenant improvements, leasing commissions and building improvements for the Franklin Square Property, $2,598 in leasing commissions for the Hanover Square Property, $18,736 in leasing commissions for the Ashley Plaza Property, $30,066 in leasing commissions for the Brookfield Center property and $4,860 in equipment for the Clemson Best Western Property.

There were no non-cash investing activities for the year ended December 31, 2020. Non-cash investing activities for the year ended December 31, 2019 that did not affect our cash used in investing activities were $423,747, representing advance deposits made for Hanover Square Property furniture, fixtures and equipment that was expended during the year ended December 31, 2018 and transferred to investment properties during the year ended December 31, 2019.

Financing Activities

During the year ended December 31, 2020, our cash provided by financing activities was $5,124,033 compared to cash provided by financing activities of $32,076,110 during the year ended December 31, 2019, a decrease in cash provided by financing activities of $26,952,077. During the year ended December 31, 2020, we generated net proceeds, after offering costs, from our preferred stock issuance of $3,860,882, net proceeds, after issuance costs, from the closings on the first and second tranches of our convertible debentures of $2,926,483, net funds of $1,938,697, after loan issuance costs, from the refinancing of the Hanover Square North mortgage payable ($1,992,697) and extension of the Hampton Inn Property mortgage (capitalized issuance costs of $54,000), funds from a line of credit, short term, net, in the amount of $550,000 and funds from notes payable of $305,900. Additionally, our company used funds to repay a line of credit, short term, in the amount of $2,225,000, related party notes payable, short term, in the amount of $852,000, and mortgage debt principal associated with the Hanover Square Property, Ashley Square Property and Brookfield Center Property of $263,196, and $200,000 in principal reduction payments associated with the extension of the Hampton Inn Property mortgage. Our company paid dividends and distributions of $917,733 during the year ended December 31, 2020.

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

Non-cash financing activities for the year ended December 31, 2020, that did not affect our cash provided by financing activities were the exchanges of operating partnership units for portions of the noncontrolling owner’s interest in the Hampton Inn Property, the settlement of advances made by our company for additional portions of the noncontrolling owner’s interest in the Hampton Inn Property, the $129,600 forgiveness of the Clemson Best Western Hotel property’s note payable under the SBA PPP loan program and the conversion of operating partnership common units for common shares in our company. For the year ended December 31, 2019, there were no non-cash financing activities.

Future Liquidity Needs

Liquidity for general operating needs and our company’s investment properties is generally provided by the rental receipts from our retail properties and flex center property, and revenues from our hotel properties. Liquidity for growth (acquisition of new investment properties) will be provided by raising additional investment capital. In addition, our company continually reviews and evaluates its outstanding mortgages payable for refinancing opportunities. While some of our mortgages payable are not pre-payable, some mortgages payable may present opportunities for refinancing.

The primary liquidity needs of our company, in addition to the funding of our ongoing operations, are $14,275,000 in mortgage debt maturities (the Franklin Square Property mortgage), the maturity of the $325,000 balance of the line of credit, short term, and the maturity of the $2,000,000 outstanding balance of the convertible debentures (see subsequent events Note 11 for conversion of $3,000,000 of convertible debentures in January and February, 2021) during the year ended December 31, 2021 and as described in Note 5 in the notes to consolidated financial statements included in this Form 10-K. Our company also has approximately $530,000 in principal payments due on its mortgages payable during the year ending December 31, 2021. In addition to liquidity required to fund these principal payments, we may also incur some level of capital expenditures during the year for our existing properties that cannot be passed on to our tenants. Our company plans to pay these obligations through a combination of mortgage refinancings, capital raises, potential dispositions and operating cash. Management intends to refinance or extend the remaining maturing debt as it comes due.

As discussed above, the continuing COVID-19 pandemic outbreak has adversely impacted states and cities where our company’s tenants operate their businesses and where our company’s properties are located. The COVID-19 pandemic could have a material adverse effect on our company’s financial condition, results of operations and cash flows as the reduced economic activity severely impacts certain of our company’s tenants’ businesses, financial condition and liquidity and may cause certain tenants to be unable to meet their obligations to our company in full. Closures of stores operated by our company’s tenants could reduce our company’s cash flows.

To meet these future liquidity needs, we have the following resources:

•	$2,862,994 in unrestricted cash as of December 31, 2020

•

$1,305,000 in proceeds from the January 5, 2021 closing on the third tranche of the convertible debentures (see Note 5 and 11 of the notes to consolidated financial statements included in this Form 10-K)

•	$2,233,934 held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance premiums

•	cash generated from operations during the year ended December 31, 2021, if any.

In addition, the Board has not declared a dividend since the fourth quarter 2019 dividend, paid in March 2020. The Board plans to continually evaluate our company’s approach to dividends. The Board believes that forgoing quarterly dividends will provide our company funding to help meet its ongoing liquidity needs. Additionally, our company plans to undertake measures to grow its operations and increase liquidity through its continued efforts to raise capital and acquire additional investment properties.

Our success in refinancing the debt, and executing on our strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and reinstate dividends may be limited without additional capital.

Results of Operations

Revenues

Total revenue was $9,276,160 for the year ended December 31, 2020, consisting of $5,152,150 in revenues from retail center properties, $3,337,176 from hotel properties and $786,834 from the flex center property. Total revenues for the year ended December 31, 2020 increased by $998,777 over the year ended December 31, 2019, due to new revenues from the acquisition of three new properties, the Ashley Plaza Property, the Clemson Best Western Property and the Brookfield Center Property, offset by declines in revenues from the Franklin Square Property and Hampton Inn Property due to reduced occupancy and revenues resulting from COVID-19.

	For the year ended December 31,		Increase /
	2020	2019	(Decrease)
Revenues
Retail center properties	$5,152,150	$4,195,360	$956,790
Hotel properties	3,337,176	3,898,254	(561,078)
Flex center property	786,834	183,769	603,065
	$9,276,160	$8,277,383	$998,777

Revenues from retail center properties were $5,152,150 for the year ended December 31, 2020, an increase of $956,790 over retail center property revenues for the year ended December 31, 2019. Decreased revenues from the Franklin Square Property due to the impact of COVID were offset by new revenues from the acquisition of the Ashley Plaza Property and a slight increase in revenues from the Hanover Square Property.

	For the year ended December 31,		Increase /
	2020	2019	(Decrease)
Retail Center Properties
Franklin Square Property	$2,130,702	$2,312,328	$(181,626)
Hanover Square Property	1,348,164	1,329,695	18,469
Ashley Plaza Property	1,673,284	553,337	1,119,947
	$5,152,150	$4,195,360	$956,790

Revenues from hotel properties were $3,337,176 for the year ended December 31, 2020, a decrease of $561,078 over revenues from hotel properties for the year ended December 31, 2019. Increased revenues of $903,371 from the Clemson Best Western Property, which was acquired on September 27, 2019 and owned for approximately three months during the year ended December 31, 2019, offset a decline in revenues from the Hampton Inn Property of $1,464,449 due to reduced occupancy and revenues resulting from COVID-19.

	For the year ended December 31,		Increase /
	2020	2019	(Decrease)
Hotel Properties
Hampton Inn Property	$1,758,682	$3,223,131	$(1,464,449)
Clemson Best Western Property	1,578,494	675,123	903,371
	$3,337,176	$3,898,254	$(561,078)

Revenues from the flex center property were $786,834 for the year ended December 31, 2020, an increase of $603,065 over revenues from flex center properties for the year ended December 31, 2019, resulting from owning the Brookfield Center Property, which was acquired on October 3, 2019, for the full year ended December 31, 2020.

	For the year ended December 31,		Increase /
	2020	2019	(Decrease)
Brookfield Center Property	$786,834	$183,769	$603,065

Operating Expenses

Total operating expenses were $15,018,058 for the year ended December 31, 2020, consisting of $1,793,675 in expenses from retail center properties, $3,164,646 in expenses from hotel properties, $231,209 in expenses from the flex center property, $569,995 in share based compensation expenses, $1,258,863 in legal, accounting and other professional fees, $300,641 in corporate general and administrative expenses, a loss on impairment of $223,097, impairment of assets held for sale of $3,494,058 and $3,981,874 in depreciation and amortization.

	For the year ended December 31,		Increase /
	2020	2019	(Decrease)
Operating Expenses
Retail center properties (1)	$1,793,675	$1,143,333	$650,342
Hotel properties	3,164,646	3,156,664	7,982
Flex center property	231,209	55,266	175,943
Total Investment Property Operating Expenses	5,189,530	4,355,263	834,267
Share based compensation expenses	569,995	61,600	508,395
Legal, accounting and other professional fees	1,258,863	1,089,246	169,617
Corporate general and administrative expenses	300,641	261,934	38,707
Loss on impairment	223,097	-	223,097
Impairment of assets held for sale	3,494,058	-	3,494,058
Loss on disposition of furniture, fixtures and equipment	-	983,855	(983,855)
Depreciation and amortization	3,981,874	2,773,805	1,208,069
Total Operating Expenses	$15,018,058	$9,525,703	$5,492,355

(1)	Includes $431,143 and $8,615 of bad debt expense for the year ended December 31, 2020 and 2019, respectively.

Operating expenses for retail center properties were $1,793,675 for the year ended December 31, 2020, an increase of $650,342 over retail center property operating expenses for the year ended December 31, 2019. Increased operating expenses resulting from the ownership of the Ashley Plaza Property for the full year ended December 31, 2020, third-party costs related to the loan modification for the Hanover Square Property mortgage and bad debt expenses were offset by a slight reduction in operating expenses (excluding the bad debt expense of $220,700 and $8,615 for the year ended December 31, 2020 and 2019, respectively) for the Franklin Square Property of $28,945 resulting from efforts to reduce costs to offset revenue declines from COVID-19.

	For the year ended December 31,		Increase /
	2020	2019	(Decrease)
Retail Center Properties
Franklin Square Property (1)	$901,739	$718,599	$183,140
Hanover Square Property (2)	451,593	311,759	139,834
Ashley Plaza Property (3)	440,343	112,975	327,368
	$1,793,675	$1,143,333	$650,342

(1)	Includes bad debt expense of $220,700 and $8,615 for the year ending December 31, 2020 and 2019, respectively

(2)	Includes bad debt expense of $95,271 and $0 for the year ending December 31, 2020 and 2019, respectively

(3)	Includes bad debt expense of $115,172 and $0 for the year ending December 31, 2020 and 2019, respectively

Operating expenses for hotel properties were $3,164,646 for the year ended December 31, 2020, an increase of $7,982 over operating expenses from hotel properties for the year ended December 31, 2019. Increased operating expenses of $847,410 resulting from owning the Clemson Best Western Property for the full year ended December 31, 2020, offset a decline in operating expenses from the Hampton Inn Property of $839,428, due to reduced variable expenses from lower occupancy and cost-cutting measures put in place in response to COVID-19.

	For the year ended December 31,		Increase /
	2020	2019	(Decrease)
Hotel Properties
Hampton Inn Property	$1,755,684	$2,595,112	$(839,428)
Clemson Best Western Property	1,408,962	561,552	847,410
	$3,164,646	$3,156,664	$7,982

Operating expenses from the flex center property were $231,209 for the year ended December 31, 2020 an increase of $175,943 over flex center property operating expenses for the year ended December 31, 2019 due to owning the Brookfield Center Property for the full year ended December 31, 2020.

	For the year ended December 31,		Increase /
	2020	2019	(Decrease)
Brookfield Center Property	$231,209	$55,266	$175,943

Operating Loss

The operating loss for the year ended December 31, 2020 was $5,741,898, an increase of $4,493,578 over the operating loss of $1,248,320 for the year ended December 31, 2019. Increased operating income from the three properties acquired during the year ended December 31, 2019 and owned for the full year ended December 31, 2020 of $792,579 from the Ashley Plaza Property, $427,122 from the Brookfield Center Property and $55,961 from the Clemson Best Western Property, was offset by decreased operating income of $625,021 from the Hampton Inn Property, $121,365 from the Hanover Square Property and $364,766 from the Franklin Square Property due to a reduction in rent revenues and bad debt expense resulting from the impact of COVID-19 on the properties, (iii) increased depreciation and amortization expense of $1,208,069 resulting from the three property acquisitions, (iv) increased legal, accounting and other professional fees of $169,617, and (iv) increased corporate general and administrative expenses of $38,707. Additionally, during the year ended December 31, 2020, a loss on impairment of $223,097 and impairment on assets held for sale of $3,494,058 were recorded, while during the year ended December 31, 2019, a loss on disposition of furniture, fixtures and equipment of $983,855 was recorded.

Interest Expense

Interest expense was $3,960,626 and $2,472,628 for the year ended December 31, 2020 and 2019, respectively, as follows:

	For the year ended December 31,		Increase/
	2020	2019	(Decrease)
Franklin Square	$698,342	$698,793	$(451)
Hanover Square	445,875	439,367	6,508
Hampton Inn	811,214	895,205	(83,991)
Ashley Plaza	451,741	153,063	298,678
Clemson Best Western	662,276	179,948	482,328
Brookfield Center	203,633	50,652	152,981
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	506,819	-	506,819
Amortization and interest on convertible debentures	136,171	-	-
Line of credit, short term	36,699	46,916	(10,217)
Related party notes payable, short term	5,835	5,875	(40)
Other interest	2,021	2,809	(788)
Total interest expense	$3,960,626	$2,472,628	$1,487,998

Total interest expense for the year ended December 31, 2020 increased by $1,487,998 over the year ended December 31, 2019. This increase was a result of new investment property interest expense from the Ashley Plaza Property, Clemson Best Western Property and Brookfield Center Property, and new interest expense resulting from the preferred stock dividends (recorded as interest expense on our consolidated statements of operations), convertible debentures and the related party notes payable, short term, offset by reduced interest expense from the Hampton Inn Mortgage as a result of the principal reduction made as part of the loan extension, and from the line of credit, short term. Interest expense above includes non-cash amortization of discounts and capitalized issuance costs and, for the year ended December 31, 2019, the impact of payments received from the interest rate protection transactions. See Note 5 of the accompanying notes to the Consolidated Financial Statements.

Net Loss

Net loss was $9,581,542 for the year ended December 31, 2020, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $8,180,609. Net loss was $3,804,494 for the year ended December 31, 2019, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $3,015,718 for the year ended December 31, 2019.

Net loss for the year ended December 31, 2020 increased by $5,777,048 over the year ended December 31, 2019, before adjustments for net loss attributable to noncontrolling interests. This increase was due to increased operating expenses of $5,500,970 and increased interest expense of $1,487,998, offset by increased revenues of $1,007,392, all as discussed above.

After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders for the year ended December 31, 2020 increased by $5,164,891 over the year ended December 31, 2019.

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

Below is our company’s FFO, which is a non-GAAP measurement, for the year ended December 31, 2020:

Net income (loss)	$(9,581,542)
Depreciation of tangible real property assets (1)	2,705,017
Depreciation of tenant improvements (2)	312,961
Amortization of leasing commissions (3)	49,578
Amortization of tenant inducements (4)	7,100
Amortization of intangible assets (5)	914,318
Loss on impairment (6)	223,097
Impairment of assets held for sale (7)	3,494,058
Funds from operations	(1,875,413)

(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.

(2)	Depreciation of tenant improvements, including those (i) acquired as part of the purchase of the Franklin Square Property and Hanover Square Property and (ii) those constructed by our company subsequent to the acquisition of the properties.

(3)	Amortization of leasing commissions paid for the Franklin Square Property, Hanover Square Property, Ashley Plaza Property and Brookfield Center Property subsequent to the acquisition of the properties.

(4)	Amortization of tenant inducements paid for the Franklin Square Property during the year ended December 31, 2020.

(5)	Amortization of (i) intangible assets acquired as part of the purchase of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property, including leasing commissions, leases in place and legal and marketing costs during the year ended December 31, 2020 and (ii) the franchise fee paid as part of the acquisition of the Clemson Best Western Property.

(6)	NAREIT’s December 2018 White Paper provides guidance for the treatment of impairment write-downs. Specifically, “To the extent there is an impairment write-down of depreciable real estate … related to a REIT’s main business, the write-down is excluded from FFO (i.e., adjusted from net income in calculating FFO).”

(7)	NAREIT’s December 2018 White Paper provides guidance for the treatment of impairment write-downs. Specifically, “To the extent there is an impairment write-down of depreciable real estate … related to a REIT’s main business, the write-down is excluded from FFO (i.e., adjusted from net income in calculating FFO).” Additionally, NAREIT’s December 2018 White Paper provides guidance on gains or losses on the sale of assets, stating “the REIT has the option to include or exclude such gains and losses in the calculation of FFO.”

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

Total AFFO for the year ended December 31, 2020 was as follows:

Funds from operations	$(1,875,413)
Amortization of above market leases (1)	221,390
Amortization of below market leases (2)	(215,248)
Straight line rent (3)	(244,003)
Capital expenditures (4)	(226,640)
Decrease (Increase) in fair value of interest rate cap (5)	12,124
Amortization of loan issuance costs (6)	279,951
Amortization of preferred stock discount (7)	57,019
Amortization of preferred stock offering costs (8)	105,356
Share-based compensation (9)	569,995
Write off unbilled rent (10)	31,162
Bad debt expense (11)	431,143
Debt forgiveness (11)	(129,600)
Adjusted funds from operations (AFFO)	(982,764)

(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets recorded as part of the purchase of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the year ended December 31, 2020.

(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities recorded as part of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the year ended December 31, 2020.

(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the year ended December 31, 2020.

(4)

Adjustment to FFO for capital expenditures, including capitalized leasing commissions, tenant improvements, building and site improvements and purchases of furniture, fixtures and equipment for the Franklin Square Property, the Hanover Square Property, Hampton Inn Property, Ashley Plaza Property and Clemson Best Western Property that will not be reimbursed by property escrow accounts.  During the year ended December 31, 2020, our company paid $103,194 in site improvements for our Hanover Square Property, $56,746 in leasing commissions for our retail center properties, $60,000 in tenant improvements for our Ashley Plaza Property, $64,818 in furniture, fixtures and equipment, $39,423 in interior construction and $22,664 in site improvements related to the Property Improvement Plan for the Hampton Inn Property and $38,016 in building improvements and $29,500 in site improvements for the Clemson Best Western Property. During the year ended December 31, 2020, our company received $82,693 in funds from property capital reserves held by the Hampton Inn Property mortgage holder.

(5)	Adjustment to FFO resulting from non-cash expenses recognized as a result of decreases in the fair value of the interest rate caps for the Hampton Inn Property and the Clemson Best Western Property during the year ended December 31, 2020.

(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages during the year ended December 31, 2020.

(7)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock discount over its five year term during the year ended December 31, 2020.

(8)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock offering costs over its five year term during the year ended December 31, 2020.

(9)	Adjustment to FFO resulting from non-cash expenses recorded for share based compensation.

(10)	Adjustment to FFO for writing off the unbilled rent associated with the default of the Franklin Square Property tenant.

(11)	NAREIT’s December 2018 White Paper provides guidance on non-cash revenues and expenses, stating, “To provide an opportunity for consistent analysis of operating results among REITs, NAREIT encourages those reporting FFO to make supplemental disclosure of all material non-cash revenues and expenses affecting their results for each period. Our company has elected to include non-cash revenues (debt forgiveness) and expenses (bad debt expense) in its calculation of AFFO.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer has concluded, as of December 31, 2020, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer, evaluated, as of December 31, 2020, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our Chief Executive Officer concluded that our internal control over financial reporting, as of December 31, 2020, were effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2021 annual stockholders’ meeting.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2021 annual stockholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2021 annual stockholders’ meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2021 annual stockholders’ meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2021 annual stockholders’ meeting.

38

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

MEDALIST DIVERSIFIED REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Medalist Diversified REIT, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Medalist Diversified REIT, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes and schedule III (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its operations and their cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter

As discussed in Note 2 to the consolidated financial statements, the novel strain of coronavirus and the disease it causes (“COVID-19”) has had and continues to have an adverse effect on the Company’s operations. As a result of COVID-19, the Company’s properties have been operating subject to state and local regulatory restrictions. The Company has taken certain actions to mitigate the impact of COVID-19 at its properties and is committed to using its liquidity to support the properties. Our opinion is not modified with respect to this matter.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2017.

Richmond, Virginia March 10, 2021

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Balance Sheets

	Dec. 31, 2020	Dec. 31, 2019
ASSETS
Investment properties, net	$57,055,862	$75,791,825
Cash	2,862,994	613,675
Restricted cash	2,233,934	1,458,515
Rent and other receivables, net of allowance of $4,693 and $8,615, as of December 31, 2020 and 2019, respectively	458,752	149,382
Assets held for sale	12,410,250	-
Unbilled rent	673,728	460,888
Intangible assets, net	3,256,362	4,458,071
Other assets	319,890	306,886
Total Assets	$79,271,772	$83,239,242

LIABILITIES
Accounts payable and accrued liabilities	$1,308,056	$1,565,145
Intangible liabilities, net	1,022,497	1,277,960
Line of credit, short term, net	325,000	1,990,000
Related party notes payable, short term	-	852,000
Notes payable	176,300	-
Convertible debentures, net	2,260,565	-
Mortgages payable, net	48,094,354	56,700,902
Mortgages payable, net, associated with assets held for sale	10,352,000	-
Redeemable preferred stock Mandatorily redeemable preferred stock, net	4,023,257	-
Total Liabilities	$67,562,029	$62,386,007

EQUITY
Common stock, 4,803,287 and 4,500,144 shares issued and outstanding at December 31, 2020 and 2019, respectively	48,032	45,001
Additional paid-in capital	33,105,099	31,702,347
Offering costs	(2,992,357)	(2,992,357)
Accumulated deficit	(19,298,987)	(10,555,841)
Total Stockholders' Equity	10,861,787	18,199,150
Noncontrolling interests - Hampton Inn Property	(224,383)	1,282,782
Noncontrolling interests - Hanover Square Property	189,784	540,791
Noncontrolling interests - Operating Partnership	882,555	830,512
Total Equity	$11,709,743	$20,853,235
Total Liabilities and Equity	$79,271,772	$83,239,242

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019
REVENUE
Retail center property revenues	$4,284,779	$3,504,011
Retail center property tenant reimbursements	867,371	691,349
Flex center property revenues	559,641	138,607
Flex center property tenant reimbursements	227,193	45,162
Hotel property room revenues	3,207,405	3,723,173
Hotel property other revenues	129,771	175,081
Total Revenue	$9,276,160	$8,277,383

OPERATING EXPENSES
Retail center property operating expenses	$1,362,532	$1,134,718
Flex center property operating expenses	231,209	55,266
Hotel property operating expenses	3,164,646	3,156,664
Bad debt expense	431,143	8,615
Share based compensation expenses	569,995	61,600
Legal, accounting and other professional fees	1,258,863	1,089,246
Corporate general and administrative expenses	300,641	261,934
Loss on impairment	223,097	-
Impairment of assets held for sale	3,494,058	-
Loss on disposition of furniture, fixtures and equipment	-	983,855
Depreciation and amortization	3,981,874	2,773,805
Total Operating Expenses	15,018,058	9,525,703
Operating Loss	(5,741,898)	(1,248,320)
Interest expense	3,960,626	2,472,628
Net Loss from Operations	(9,702,524)	(3,720,948)
Other income (loss)	120,982	(83,546)
Net Loss	(9,581,542)	(3,804,494)
Less: Net loss attributable to Hampton Inn Property noncontrolling interests	(1,131,765)	(726,249)
Less: Net loss attributable to Hanover Square Property noncontrolling interests	(23,167)	(8,037)
Less: Net loss attributable to Operating Partnership noncontrolling interests	(246,001)	(54,490)
Net Loss Attributable to Medalist Common Shareholders	$(8,180,609)	$(3,015,718)

Loss per share from operations - basic and diluted	$(1.74)	$(0.82)

Weighted-average number of shares - basic and diluted	4,709,980	3,683,171

Dividends paid per common share	$0.125	$0.525

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders' Equity

For the years ended December 31, 2020 and 2019

	Common Stock						Noncontrolling Interests
	Shares	Par Value	Additional Paid in Capital	Offering Costs	Accumulated Deficit	Total Shareholders' Equity	Hampton Inn Property	Hanover Square Property	Operating Partnership	Total Equity
Balance, December 31, 2018	2,321,582	$23,216	$22,077,827	$(1,835,291)	$(5,229,760)	$15,035,992	$2,009,031	$608,943	$950,627	$18,604,593

Common stock issuances	2,164,562	$21,645	$9,563,060	$-	$-	$9,584,705	$-	$-	$-	$9,584,705
Share based compensation	14,000	140	61,460	-	-	61,600	-	-	-	61,600
Offering costs	-	-	-	(1,157,066)	-	(1,157,066)	-	-	-	(1,157,066)
Net loss	-	-	-	-	(3,015,718)	(3,015,718)	(726,249)	(8,037)	(54,490)	(3,804,494)
Dividends and distributions	-	-	-	-	(2,310,363)	(2,310,363)	-	(60,115)	(65,625)	(2,436,103)

Balance, December 31, 2019	4,500,144	$45,001	$31,702,347	$(2,992,357)	$(10,555,841)	$18,199,150	$1,282,782	$540,791	$830,512	$20,853,235

Common stock issuances	50,000	$500	$122,500	$-	$-	$123,000	$-	$-	$-	$123,000
Share based compensation	247,824	2,478	567,517	-	-	569,995	-	-	-	569,995
Operating partnership unit conversion	5,319	53	49,947	-	-	50,000	-	-	(50,000)	-
Convertible debenture beneficial conversion feature	-	-	662,788	-	-	662,788	-	-	-	662,788
Net loss	-	-	-	-	(8,180,609)	(8,180,609)	(1,131,765)	(23,167)	(246,001)	(9,581,542)
Dividends and distributions	-	-	-	-	(562,537)	(562,537)	-	(327,840)	(27,356)	(917,733)
Non-controlling interests	-	-	-	-	-	-	(375,400)	-	375,400	-

Balance, December 31, 2020	4,803,287	$48,032	$33,105,099	$(2,992,357)	$(19,298,987)	$10,861,787	$(224,383)	$189,784	$882,555	$11,709,743

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(9,581,542)	$(3,804,494)

Adjustments to reconcile consolidated net loss to net cash flows from operating activities
Depreciation	3,067,556	2,025,544
Amortization	914,318	748,261
Loan cost amortization	279,951	221,931
Mandatorily redeemable preferred stock issuance cost and discount amortization	162,375	-
Convertible debenture issuance cost, discount and beneficial conversion feature amortization	119,870	-
Amortization of tenant inducements	7,100	17,040
Above (below) market lease amortization, net	6,142	85,770
Bad debt expense	431,143	8,615
Note payable forgiveness	(129,600)	-
Loss on disposition of FF&E	-	983,855
Share-based compensation	569,995	61,600
Impairment of assets held for sale	3,494,058	-
Loss on impairment	223,097	-

Changes in assets and liabilities
Rent and other receivables, net	(740,513)	(49,519)
Unbilled rent	(212,840)	(201,672)
Other assets	(38,955)	(30,051)
Accounts payable and accrued liabilities	(257,089)	738,809
Net cash flows from operating activities	(1,684,934)	805,689

CASH FLOWS FROM INVESTING ACTIVITIES

Investment property acquisitions	-	(32,794,733)
Capital expenditures	(414,361)	(2,135,672)
Net cash flows from investing activities	(414,361)	(34,930,405)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(917,733)	(2,436,103)
Proceeds from line of credit, short term, net	550,000	1,970,000
Repayment of line of credit, short term	(2,225,000)	-
Proceeds from issuance of related party notes payable, short term	-	852,000
Repayment of related party notes payable, short term	(852,000)	-
Proceeds from notes payable	305,900	-
Proceeds from mortgages payable, net	1,938,697	23,442,941
Repayment of mortgages payable	(463,196)	(180,367)
Proceeds from sale of mandatorily preferred stock, net of capitalized offering costs	3,860,882	-
Proceeds from sale of convertible debentures, net of capitalized offering costs	2,926,483
Proceeds from sales of common stock, net of capitalized offering costs	-	8,427,639
Net cash flows from financing activities	5,124,033	32,076,110

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,024,738	(2,048,606)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	2,072,190	4,120,796
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$5,096,928	$2,072,190

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	2,862,994	613,675
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in condensed consolidated balance sheets	2,233,934	1,458,515
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statements of cash flows	$5,096,928	$2,072,190

Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid, net of interest rate cap offsetting receipts	$3,276,544	$2,090,886

Non-cash transactions:
Exchange for 7.55 percent of the noncontrolling interest in the Hampton Inn Property	867,000	-
Exchange for 3.00 percent of the noncontrolling interest in the Hampton Inn Property	1,021,960	-
Issuance of operating partnership interests in exchange for 3.45 percent of the noncontrolling interest in the Hampton Inn Property	375,400	-
Transfer advance deposits to investment properties	-	423,747
Forgiveness of note payable	129,600	-
Conversion of operating partnership units to common shares	123,000	-

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.	Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of December 31, 2020, the REIT, through the Operating Partnership, owned and operated six properties, the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), the Greensboro Airport Hampton Inn, a hotel with 125 rooms on 2.162 acres in Greensboro, North Carolina (the “Hampton Inn Property”), the Shops at Hanover Square North (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 160,356 square foot retail property located in Goldsboro, North Carolina, the Clemson Best Western University Inn (the “Clemson Best Western Property”), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina and Brookfield Center, a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina (the “Brookfield Center Property”). As of December 31, 2020, the Company owned 78 percent of the Hampton Inn Property as a tenant in common with a noncontrolling owner which owns the remaining 22 percent interest. The Company owns 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owns the remaining 16 percent interest.

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

The Company was formed to acquire, reposition, renovate, lease and manage income-producing properties, with a primary focus on (i) commercial properties, including flex-industrial, limited-service hotels, and retail properties, and (ii) multi-family residential properties in secondary and tertiary markets in the southeastern part of the United States, with an expected concentration in Virginia, North Carolina, South Carolina, Georgia, Florida and Alabama. The Company may also pursue, in an opportunistic manner, other real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, indirect investments in real property, such as those that may be obtained in a joint venture. While these types of investments are not intended to be a primary focus, the Company may make such investments in its Manager’s discretion.

Medalist Diversified REIT, Inc.
Limited Partners (4.26%)
Medalist Diversified Holdings, LP
Owns 78% of the Hampton Inn TRS
Owns 100% of MDR Clemson TRS, LLC
MDR Greensboro, LLC
Owns 78% TIC interest in the Hampton Inn Property
Noncontrolling owner
Owns 22% of the TRS
PMI Greensboro, LLC
Owns a 22% TIC interest in the Hampton Inn
Hampton Inn Property
TIC owners hold legal title to assets, lease assets to TRS
Hampton Inn Taxable REIT Subsidiary ("TRS")
Operates hotel under lease from TIC owners
MDR Clemson, LLC
Owns the Clemson Best Western Property
Clemson Best Western Property
Owned by MDR Clemson, LLC and leased to MDR Clemson TRS, LLC
MDR Clemson TRS, LLC
Operates hotel under lease from MDR Clemson, LLC
MDR Franklin Square, LLC
Owns 100% of the Franklin Square Property
MDR Ashley Plaza, LLC
Owns 100% of the Ashley Plaza Property
MDR Brookfield, LLC
Owns 100% of the Brookfield Center Property
MDR Hanover Square, LLC
Owns an 84% TIC interest in the Hanover Square Property
Noncontrolling owner
Owns a 16% TIC interest in the Hanover Square Property
Franklin Square Property
Ashley Plaza Property
Brookfield Center Property
Hanover Square Property

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

The Company reviews investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted cash flows plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as projected future operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. Other than the tenant-specific loss on impairment and impairment of assets held for sale, described below, the Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the year ended December 31, 2020, that would result in the projected value being below the carrying value of the Company’s properties.

During June 2020, a tenant in the Company’s Franklin Square Property notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the carrying value of certain tangible and intangible assets and liabilities associated with this lease that (i) were recorded as part of the purchase of the Franklin Square Property and (ii) were related to this lease and which were recorded during the Company’s ownership of the Franklin Square Property, should be written off. As a result, the Company recorded a loss on impairment of $223,097 for the year ended December 31, 2020, as follows:

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

During the year ended December 31, 2019 the Company recognized a loss on disposition of furniture, fixtures and equipment of $983,855.

Assets Held for Sale

The Company may decide to sell properties that are held as investment properties. The Company records these properties, and any associated liabilities, as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Properties classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell, an impairment charge is recognized. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2020, the Company committed to a plan to sell the Hampton Inn Property. The Company’s plan includes the sale of an asset group that includes the land, site improvements, building, building improvements and furniture, fixtures and equipment associated with the Hampton Inn Property. As a result, the Company determined that as of December 31, 2020, the carrying value of the Hampton Inn Property exceeded its fair value, less estimated costs to sell, and recorded impairment of assets held for sale of $3,494,058 and $0 on its consolidated statements of operations during the years ended December 31, 2020 and 2019, respectively. The impairment of assets held for sale represents the difference between the carrying value of the Hampton Inn Property and its estimated fair value, less estimated closing costs.

The Company based its estimate of the fair value of the Hampton Inn Property on the actual contract sale price, less estimated closing costs, a level 2 input. The fair value measurement date is as of December 31, 2020.

See Note 3 for additional details on impairment of assets held for sale for the years ended December 31, 2020 and 2019.

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

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually. During June 2020, a tenant in the Company’s Franklin Square Property notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the book value of the intangible assets and liabilities, net, associated with this lease of $51,737 that were recorded as part of the purchase of the Franklin Square Property should be written off. This amount is included in the loss on impairment reported on the Company’s consolidated statement of operations for the year ended December 31, 2020. The Company did not record any impairment adjustments to its intangible assets during the year ended December 31, 2019.

Details of these deferred costs, net of amortization, arising from the Company’s purchases of the Franklin Square Property, Hanover Square Property, Ashley Plaza Property and Brookfield Center Property are as follows:

	December 31,
	2020	2019
Intangible Assets
Leasing commissions	$948,427	$1,145,948
Legal and marketing costs	86,786	122,582
Above market leases	402,895	624,285
Net leasehold asset	1,818,254	2,565,256
	$3,256,362	$4,458,071

Intangible Liabilities
Below market leases, net	$(1,022,497)	$(1,277,960)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the years ended December 31, 2020 and 2019, respectively, were as follows:

	For the year ended December 31,
	2020	2019
Amortization of above market leases	$(221,390)	$(226,251)
Amortization of below market leases	215,248	140,481
	$(6,142)	$(85,770)

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the years ended December 31, 2020 and 2019, respectively, were as follows:

	For the year ended December 31,
	2020	2019
Leasing commissions	$(178,915)	$(121,150)
Legal and marketing costs	(29,515)	(32,944)
Net leasehold asset	(679,937)	(585,518)
	$(888,367)	$(739,612)

As of December 31, 2020 and 2019, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $2,353,103 and $1,518,772, respectively.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	2021	2022	2023	2024	2025	2026-2039	Total
Intangible Assets
Leasing commissions	$168,030	$133,682	$106,075	$88,222	$79,830	$372,588	$948,427
Legal and marketing costs	23,749	18,879	13,960	8,894	5,366	15,938	86,786
Above market leases	214,452	121,137	33,311	7,692	7,692	18,611	402,895
Net leasehold asset	570,082	341,480	195,139	143,256	122,282	446,015	1,818,254
	$976,313	$615,178	$348,485	$248,064	$215,170	$853,152	$3,256,362

Intangible Liabilities
Below market leases, net	$(200,044)	$(177,581)	$(131,112)	$(89,303)	$(63,039)	$(361,418)	$(1,022,497)

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the years ended December 31, 2020 and 2019, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250,000. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. As of December 31, 2020, the Company held two cash accounts with balances that exceeded the FDIC limit by an aggregate amount of $1,719,233. As of December 31, 2019, the Company had no cash accounts with balances that exceeded the FDIC limit.

Restricted cash represents (i) amounts held by the Company for tenant security deposits, (ii) escrow deposits held by lenders for real estate tax, insurance, and operating reserves, (iii) capital reserves held by lenders for investment property capital improvements and (iv) an escrow for the first year of dividends on the Company’s mandatorily redeemable preferred stock (see Note 4, below).

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of December 31, 2020 and 2019, the Company reported $109,059 and $101,503, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and other operating reserves. As of December 31, 2020 and 2019, the Company reported $1,352,723 and $882,265, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions furniture, fixtures and equipment, and tenant improvements. As of December 31, 2020 and 2019, the Company reported $674,520 and $474,747, respectively, in capital property reserves. These funds are being held in reserve, as follows:

	December 31,
Property and Purpose of Reserve	2020	2019
Hampton Inn Property – improvements	$-	$82,693
Hampton Inn Property – furniture, fixtures and equipment	18,460	-
Clemson Best Western Property - improvements	50,009	50,002
Clemson Best Western Property - furniture, fixtures and equipment	149,752	27,226
Franklin Square Property - leasing costs	408,278	307,438
Brookfield Center Property – maintenance reserve	48,021	7,388
Total	$674,520	$474,747

The escrow for mandatorily redeemable preferred stock dividends is held by a financial institution under an escrow agreement by which the funds are restricted for payment of dividends on the Company’s mandatorily redeemable preferred stock for the first 12 months. As of December 31, 2020 and 2019, the Company reported $97,632 and $0, respectively, in escrow reserves. (See Note 4 for further discussion of the Company’s mandatorily redeemable preferred stock).

Revenue Recognition

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective on January 1, 2019. This adoption did not have a material impact on the Company’s recognition of revenues from either its retail, flex or hotel properties.

Retail and Flex Center Property Revenues

The Company recognizes minimum rents from its retail center properties (the Franklin Square, Hanover Square and Ashley Plaza properties) and flex center property (Brookfield Center) on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the consolidated balance sheets. During June 2020, a tenant in the Company’s Franklin Square Property notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the portion of the unbilled rent asset carried on the consolidated balance sheets related to this lease of $31,162 should be written off. This amount is included as a reduction to retail property revenues on the Company’s consolidated statement of operations for the year ended December 31, 2020. As of December 31, 2020 and 2019, the Company reported $673,728 and $460,888, respectively, in unbilled rent.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, on the consolidated statements of operations under the captions "Retail center property tenant reimbursements” and “Flex center property tenant reimbursements." This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives payments for these reimbursements from substantially all its tenants on a monthly basis throughout the year.

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final. During the years ended December 31, 2020 and 2019, respectively, the Company recognized $14,934 and $50,498, respectively, in CAM reimbursement revenues.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the years ended December 31, 2020 and 2019, respectively, no such termination costs were recognized.

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

Hotel Property Operating Expenses

All personnel of the Hampton Inn Property and Clemson Best Western Property are directly or indirectly employees of Marshall Hotels and Resorts, Inc. (“Marshall”), the Company’s hotel management firm. In addition to fees and services discussed above, the Hampton Inn Property and Clemson Best Western Property reimburse Marshall for all employee related service costs, including payroll salaries and wages, payroll taxes and other employee benefits paid by Marshall on behalf of the respective property. For the Hampton Inn Property, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the years ended December 31, 2020 and 2019 were $642,760 and $897,421, respectively. For the Clemson Best Western Property, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the years ended December 31, 2020 and 2019 were $463,175 and $207,893, respectively. The amounts are included in hotel property operating expenses in the accompanying consolidated statements of operations.

Rent and other receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. (Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above.) The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of December 31, 2020 and 2019, the Company’s allowance for uncollectible rent totaled $4,693 and $8,615, respectively, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables. Management determined that no additional general reserve is considered necessary as of December 31, 2020 and 2019, respectively.

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

During the years ended December 31, 2020 and 2019, respectively, the Company’s Hampton Inn TRS entity generated a tax loss, so no income tax expense was recorded. During the years ended December 31, 2020 and 2019, respectively, the Company’s Clemson Best Western TRS entity generated a tax loss, so no income tax expense was recorded.

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

Noncontrolling Interests

There are three elements of noncontrolling interests in the capital structure of the Company. The ownership interests not held by the REIT are considered noncontrolling interests. Accordingly, noncontrolling interests have been reported in equity on the consolidated balance sheets but separate from the Company’s equity. On the consolidated statements of operations the subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests. Consolidated statements of changes in stockholders’ equity include beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

The first noncontrolling interest is in the Hampton Inn Property. In 2017, the noncontrolling owner of the Hampton Inn Property provided $2.3 million as part of the acquisition of the Hampton Inn Property for a 36 percent tenancy in common ownership interest. The Company acquired a 64 percent tenancy in common interest through its subsidiaries. Effective on January 1, 2020, the Company entered into a transaction with the noncontrolling owner of the Hampton Inn Property by which the noncontrolling owner exchanged (i) 7.55 percent of its tenant in common interest in the Hampton Inn Property for the settlement of $867,000 in advances made by the Company to the Hampton Inn Property; and (ii)  3.45 percent of its tenant in common interest in the Hampton Inn Property for 93,850 units of the Operating Partnership. As a result of this transaction, effective on January 1, 2020, the Company’s tenant-in-common interest in the Hampton Inn Property increased from 64 percent to 75 percent, and the noncontrolling owner’s tenant-in-common interest decreased from 36 percent to 25 percent. Effective on November 9, 2020, the noncontrolling owner exchanged 3 percent of its tenant in common interest in the Hampton Inn Property for the settlement of $1,021,960 in advances made by the Company to the Hampton Inn Property. As a result of this transaction, the Company’s tenant-in-common interest in the Hampton Inn Property increased from 75 percent to 78 percent, and the noncontrolling owner’s tenant-in-common interest decreased from 25 percent to 22 percent. These transactions did not have any impact on the Company’s total assets, liabilities or shareholder’s equity or total equity as of December 31, 2020.

The Hampton Inn Property’s net loss is allocated to the noncontrolling ownership interest based on its percent ownership. During the year ended December 31, 2020, a weighted average of 22.68 percent of the Hampton Inn’s net loss of $4,990,531, or $1,131,765, was allocated to the noncontrolling partnership interest. During the year ended December 31, 2019, 36 percent of the Hampton Inn’s net loss of $2,017,362, or $726,249 was allocated to the noncontrolling partnership interest.

The second noncontrolling interest is in the Hanover Square Property in which the Company owns an 84 percent tenancy in common interest through its subsidiary and an outside party owns a 16 percent tenancy in common interest. The Hanover Square Property’s net loss is allocated to the noncontrolling ownership interest based on its 16 percent ownership. During the year ended December 31, 2020, 16 percent of the Hanover Square Property’s net loss of $144,795 or $23,167 was allocated to the noncontrolling ownership interest. During the year ended December 31, 2019, 16 percent of the Hanover Square Property’s net loss of $50,240 or $8,037 was allocated to the noncontrolling ownership interest.

The third noncontrolling ownership interest are the units in the Operating Partnership that are not held by the REIT. In 2017, 125,000 Operating Partnership units were issued to members of the selling LLC which owned the Hampton Inn Property who elected to participate in a 721 exchange, which allows the exchange of interests in real property for shares in a real estate investment trust. These members of the selling LLC invested $1,175,000 in the Operating Partnership in exchange for 125,000 Operating Partnership units. Additionally, as discussed above, effective on January 1, 2020, 93,850 Operating Partnership units were issued in exchange for approximately 3.45 percent of the noncontrolling owner’s tenant in common interest in the Hampton Inn Property. On August 31, 2020, a unitholder converted 5,319 Operating Partnership units into shares of Common Stock. As of December 31, 2020, there were 213,531 Operating Partnership units outstanding.

The Operating Partnership units not held by the REIT represent 4.26 percent and 2.70 percent of the outstanding Operating Partnership units as of December 31, 2020 and 2019, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships units are issued or as units are exchanged for the Company’s $0.01 par value per share Common Stock. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net loss is allocated to the noncontrolling unit holders based on their ownership interest.

During the year ended December 31, 2020, a weighted average of 4.34 percent of the Operating Partnership’s net loss of $5,663,167, or $246,001, was allocated to the noncontrolling unit holders. During the year ended December 31, 2019, a weighted average of 3.23 percent of the Operating Partnership’s net loss of $1,685,001, or $54,490, was allocated to the noncontrolling unit holders.

Recent Accounting Pronouncements

For each of the accounting pronouncements that affect the Company, the Company has elected or plans to elect to follow the rule that allows companies engaging in an initial public offering as an Emerging Growth Company to follow the private company implementation dates.

Accounting for Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this update govern a number of areas including, but not limited to, accounting for leases, replacing the existing guidance in ASC No. 840, Leases.  Under this standard, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheets.  Other significant provisions of this standard include (i) defining the “lease term” to include the non-cancelable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheets to contemplate only those variable lease payments that depend on an index or that are in substance “fixed,” (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits and (iv) a requirement to bifurcate certain lease and non-lease components.  The lease standard was effective for public companies for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years) and for private companies, fiscal years beginning after December 15, 2019, with early adoption permitted.  The FASB subsequently deferred the effective date of ASU 2016-02 for private companies by one year, to fiscal years beginning after December 15, 2020, to provide those companies with additional time to address various implementation challenges and complexities. In June 2020, the FASB further deferred the effective date due to the effects on private companies from business and capital market disruptions caused by the novel coronavirus (“COVID-19”) pandemic. ASU 2016-02 is now effective for private companies for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. The Company plans to adopt the standard effective on January 1, 2022. The accounting for leases under which the Company is the lessor remains largely unchanged and the Company is not currently a “lessee” under any lease agreements. Management does not believe the adoption will have a material impact on the Company’s consolidated financial statements.

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, lessors may provide rent deferrals and other lease concessions to lessees. In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected the practical expedient and will not apply lease modification accounting on a lease-by-lease basis where applicable. As a result, $228,345 and $0 of deferred rent is included in accounts receivable on the Company’s consolidated balance sheets as of December 31, 2020 and 2019, respectively. In addition, the Company abated rent payments totaling $346,897 from various tenants that would have been paid during the year ended December 31, 2020. In the case of prospective rent abatements (those granted in advance of the due date of the abated rental payments), these amounts are recorded as a reduction to retail center property revenues on the Company’s consolidated statement of operations for the year ended December 31, 2020. In the case of retroactive rent abatements (those granted for past due, unpaid rent that has already been recognized as rent revenue on the Company’s consolidated statement of operations), these amounts are recorded as a bad debt expense on the Company’s consolidated statement of operations for the year ended December 31, 2020. No such rent reductions were recorded for the year ended December 31, 2019. (See “other risks and uncertainties” in Note 8, below).

Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, such as accounts receivable and loans. The guidance will require that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. The Company is continuing to evaluate the impact the adoption of the guidance will have on its consolidated financial statements and has not yet determined if it will adopt the update effective on the required effective date of January 1, 2023, or whether it will elect earlier adoption.

Fair Value Disclosures

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This update eliminates or modifies certain existing disclosure requirements for fair value measurements for all companies and also adds certain new disclosures for public companies. It is effective for all companies for fiscal years beginning after December 15, 2019 (including interim periods within those fiscal years). The Company adopted ASU 2018-13 effective January 1, 2020. The changes did not have a material impact on the Company’s consolidated financial statements.

Effects of Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The London Interbank Offered Rate (LIBOR), which is widely used as a reference interest rate in debt agreements and other contracts, is scheduled to be discontinued by the end of calendar year 2021. Financial market regulators in certain jurisdictions throughout the world have undertaken reference rate reform initiatives to guide the transition and modification of debt agreements and other contracts that are currently based on LIBOR to the successor reference rate that will replace it. ASU 2020-04 was issued to provide companies that will be impacted by these changes with the opportunity to elect certain expedients and exceptions that are intended to ease the potential burden of accounting for or recognizing the effects of reference rate reform on financial reporting. Companies may generally elect to make use of the expedients and exceptions provided by ASU 2020-04 for any reference rate contract modifications that occur in reporting periods that encompass the timeline from March 12, 2020 to December 31, 2022. The Company currently has two outstanding mortgage loans with corresponding interest rate protection agreements and the line of credit, short term, which use USD LIBOR as the reference interest rate (see Note 5, below). The Hampton Inn Property mortgage loan matures on May 9, 2022. The Clemson Best Western Property mortgage loan matures in October 2022. The line of credit, short term, expires on March 31, 2021. The Company is currently evaluating the guidance in ASU 2020-04 and has not made any determination at this time on whether it will use the expedients and exceptions provided therein with respect to the replacement of USD LIBOR as the reference rate in these agreements.

Debt With Conversion Options

In August 2020, the FASB issued ASU 2020-06, Debt - Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The objective of ASU 2020-06 is to reduce the current complexity involved in accounting for convertible financial instruments by reducing the number of accounting models applicable to those instruments in the existing guidance. Following the adoption of ASU 2020-06, companies are expected to encounter fewer instances in which a convertible financial instrument must be separated into a debt or equity component and a derivative component for accounting purposes due to the embedded conversion feature. As a result of these revisions, debt instruments issued with a beneficial conversion feature will no longer require separation and thus will be accounted for as a single debt instrument under the updated guidance. In addition to those changes, ASU 2020-06 adds several incremental financial statement disclosures with respect to a company’s convertible financial instruments and makes certain refinements with respect to calculating the effect of those instruments on a company’s diluted earnings per share. ASU 2020-06 is effective for public companies for fiscal years beginning after December 15, 2021 (including interim periods within those fiscal years), and for private companies, fiscal years beginning after December 15, 2023. Early adoption of the guidance is permitted, but no earlier than fiscal years beginning after December 15, 2020. As discussed in Note 5, below, during the period from October 2020 to January 2021, the Company issued debentures that are convertible into shares of its common stock. Those debentures are subject to the accounting guidance for convertible financial instruments. The Company is currently evaluating the changes to that guidance under ASU 2020-06, but is not required to adopt the updated guidance before January 1, 2024. No determination has been made at this time with respect to early adoption.

Evaluation of the Company’s Ability to Continue as a Going Concern

Under the accounting guidance related to the presentation of financial statements, the Company is required to evaluate, on a quarterly basis, whether or not the entity’s current financial condition, including its sources of liquidity at the date that the consolidated financial statements are issued, will enable the entity to meet its obligations as they come due arising within one year of the date of the issuance of the Company’s consolidated financial statements and to make a determination as to whether or not it is probable, under the application of this accounting guidance, that the entity will be able to continue as a going concern. The Company’s consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

In applying applicable accounting guidance, management considered the Company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows, the Company’s obligations due over the next twelve months as well as the Company’s recurring business operating expenses.

The Company concludes that it is probable that the Company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance.

3.	Investment Properties

Investment properties consist of the following:

	December 31,
	2020	2019 (1)
Land	$12,281,693	$13,242,593
Site improvements	3,751,212	4,058,394
Buildings and improvements (2)	45,137,682	59,879,175
Furniture, fixtures and equipment	825,147	2,122,317
Investment properties at cost (3)	61,995,734	79,302,479
Less accumulated depreciation	4,939,872	3,510,654
Investment properties, net	$57,055,862	$75,791,825

(1)	As of December 31, 2019, the Hampton Inn Property is recorded as an investment property. As of December 31, 2020, the Hampton Inn Property is recorded as an asset held for sale. Please see the note on “assets held for sale”, below.

(2)	Includes tenant improvements (both those acquired at the acquisition and those constructed after the acquisition), tenant inducements, capitalized leasing commissions and other capital costs incurred post-acquisition.

(3)	Excludes intangible assets and liabilities (see Note 2, above, for a discussion of the Company’s accounting treatment of intangible assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $3,067,556 and $2,025,544 for the years ended December 31, 2020 and 2019, respectively.

Capitalized tenant improvements

The Company carries two categories of capitalized tenant improvements on its consolidated balance sheets. The first category is the allocation of acquisition costs to tenant improvements that is recorded on the Company’s consolidated balance sheet as of the date of the Company’s acquisition of the investment property. The second category are tenant improvement costs incurred and paid by the Company subsequent to the acquisition of the investment property. Both are recorded as a component of investment properties on the Company’s consolidated balance sheets. Depreciation expense on both categories of tenant improvements is recorded as a component of depreciation expense on the Company’s consolidated statement of operations.

The Company generally records depreciation of capitalized tenant improvements on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	December 31,
	2020	2019
Capitalized tenant improvements – acquisition cost allocation, net	$1,155,505	$1,504,483
Capitalized tenant improvements incurred subsequent to acquisition, net	179,919	165,762

During the years ended December 31, 2020 and 2019, the Company recorded $60,000 and $31,284, respectively, in capitalized tenant improvements. During June 2020, a tenant in the Company’s Franklin Square Property notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the capitalized tenant improvement associated with this lease that was recorded as part of the purchase of the Franklin

Square Property and carried on the Company’s consolidated balance sheets related to this lease of $81,860 should be written off. This amount is included in the loss on impairment reported on the Company’s consolidated statement of operations for the year ended December 31, 2020.

Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $45,843 and $41,102 for the years ended December 31, 2020 and 2019, respectively.

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $267,118 and $229,101 for the years ended December 31, 2020 and 2019, respectively.

Capitalized leasing commissions

The Company carries two categories of capitalized leasing commissions on its consolidated balance sheets. The first category is the allocation of acquisition costs to leasing commissions that is recorded as an intangible asset (see Note 2, above, for a discussion of the Company’s accounting treatment for intangible assets) on the Company’s consolidated balance sheet as of the date of the Company’s acquisition of the investment property. The second category is leasing commissions incurred and paid by the Company subsequent to the acquisition of the investment property. These costs are carried on the Company’s consolidated balance sheets under investment properties.

The Company generally records depreciation of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	December 31,
	2020	2019
Capitalized leasing commissions, net	$346,437	$339,269

During the years ended December 31, 2020 and 2019, the Company recorded $56,746 and $56,475, respectively in capitalized leasing commissions. Depreciation on capitalized leasing commissions was $49,578 and $40,067 for the years ended December 31, 2020 and 2019, respectively.

Capitalized tenant inducements

During May 2018, the Company paid $125,000 to induce a tenant in the Franklin Square Property to release a restriction in its lease that prohibited the Company from leasing space to a similar user. During June 2020, the tenant to which the Company made this tenant inducement payment notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the unamortized balance of the tenant inducement of $89,500 carried on the Company’s consolidated balance sheets should be written off. This amount is included in the loss on impairment reported on the Company’s consolidated statement of operations for the year ended December 31, 2020. No such loss was recorded for the year ended December 31, 2019.

During the period from May 2018 until the tenant’s default in June 2020, capitalized tenant inducements were amortized over the term of the tenant’s lease as a reduction of rental income. Amortization of the tenant inducement was $7,100 and $17,040 for the years ended December 31, 2020 and 2019, respectively.

The balance of the tenant inducement, net of amortization, is as follows:

	December 31,
	2020	2019
Capitalized tenant inducements, net	$-	$96,600

A significant portion of the Company’s land, buildings and improvements serve as collateral for its mortgage loans payable portfolio. Accordingly, restrictions exist as to each property’s transferability, use and other common rights typically associated with property ownership.

Assets held for sale

As of December 31, 2020, the assets held for sale on the Company’s consolidated balance sheets include certain assets associated with the Hampton Inn Property. As of December 31, 2020, the Company committed to a plan to sell an asset group associated with the Hampton Inn Property that includes the land, site improvements, building, building improvements and furniture, fixtures and equipment. As a result, as of December 31, 2020, the Company reclassified these assets, and the related mortgage payable, net, for the Hampton Inn Property as assets held for sale and liabilities associated with assets held for sale, respectively. The Company expects that it will retain cash and restricted cash and will be responsible for the extinguishment of any accounts payable and other liabilities associated with the Hampton Inn Property. Accordingly, these amounts are excluded from the assets and related liabilities that have been reclassified as assets held for sale and liabilities associated with assets held for sale as of December 31, 2020.

The impairment charge on assets held for sale was $3,494,058 and $0 for the years ended December 31, 2020 and 2019, respectively. This impairment charge resulted from reducing the carrying value of the Hampton Inn Property for the amounts that exceeded the property’s estimated fair value less estimated selling costs. See Note 2, above.

As of December 31, 2020 and 2019, assets held for sale and liabilities associated with assets held for sale consisted of the following:

	December 31,
	2020	2019
Investment properties, net	$12,410,250	$-
Total assets held for sale	$12,410,250	$-

	December 31,
	2020	2019
Mortgages payable, net	$10,352,000	$-
Total liabilities associated with assets held for sale	$10,352,000	$-

Property Acquisitions

2019 Acquisitions

The Ashley Plaza Property

On August 30, 2019, the Company completed its acquisition of the Ashley Plaza Property, a 160,356 square foot retail property located in Goldsboro, North Carolina, through a wholly owned subsidiary. The Ashley Plaza Property, built in 1977 and fully renovated in 2018, was 98 percent leased as of December 31, 2020 and is anchored by Hobby Lobby, Harbor Freight and Ashley Home Store. The purchase price for the Ashley Plaza Property was $15,200,000 paid through a combination of cash provided by the Company, the incurrence of new mortgage debt and funds from a line of credit, short term. The Company’s total investment, including $204,300 of loan issuance costs, was $15,885,444. The Company paid $357,823 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

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

The Brookfield Center Property

On October 3, 2019, the Company completed its acquisition of the Brookfield Center Property, a 64,880 square foot flex-industrial property located in Greenville, South Carolina, through a wholly owned subsidiary. The Brookfield Center Property, built in 2007, was 93.8 percent leased as of December 31, 2020. Major tenants include Gravitopia Trampoline Park and Summit Church. The purchase price for the Brookfield Center Property was $6,700,000 paid through a combination of cash provided by the Company, the incurrence of new mortgage debt and funds from related party notes payable, short term. The Company’s total investment, including $113,505 of loan issuance costs, was $7,102,643. The Company paid $207,957 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

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

On February 19, 2020, the Company issued and sold 200,000 shares of 8.0% Series A cumulative redeemable preferred stock at $23.00 per share, resulting in gross proceeds of $4,600,000. Net proceeds from the issuance were $3,860,882, which includes the impact of the underwriter’s discounts, selling commissions and legal, accounting and other professional fees, and is presented on the Company’s consolidated balance sheets as mandatorily redeemable preferred stock. As part of this offering, the Company granted the underwriters a 45-day option to purchase up to 30,000 additional shares of mandatorily redeemable preferred stock at the public offering price, less the underwriting discount and commissions, to cover over-allotments, if any. This 45-day period terminated on April 4, 2020, and the underwriters did not exercise any portion of this option. At issuance, the Company created an escrow for $371,111 for the first year of dividends, which is reported as restricted cash on the Company’s consolidated balance sheets. As of December 31, 2020 and 2019, respectively, the balance of the preferred dividend escrow was $97,632 and $0, respectively.

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

If outstanding at on February 19, 2025, the mandatorily redeemable preferred stock must be redeemed by the Company on that date, the fifth anniversary of the date of issuance. Beginning on February 19, 2022, the second anniversary of the issuance, the Company may redeem the outstanding mandatorily redeemable preferred stock for an amount equal to its aggregate liquidation preference, plus any accrued but unpaid dividends. The holders of the mandatorily redeemable preferred stock may also require the Company to redeem the stock upon a change of control of the Company for an amount equal to its aggregate liquidation preference plus any accrued and unpaid dividends thereon.

Holders of the mandatorily redeemable preferred stock generally have no voting rights. However, if the Company does not pay dividends on the mandatorily redeemable preferred stock for six consecutive quarterly periods, the holders of that stock, voting together as a single class with the holders of any outstanding Parity Stock having similar voting rights, will be entitled to vote for the election of two additional directors to serve on the Company’s Board of Directors until the Company pays all dividends owed on the mandatorily redeemable preferred stock. The affirmative vote of the holders of at least two-thirds of the outstanding shares of mandatorily redeemable preferred stock, voting together as a single class with the holders of any other class or series of the Company’s preferred stock upon which like voting rights have been conferred and are exercisable, is required for the Company to authorize, create or increase the number of shares of any class or series of capital stock expressly designated as ranking senior to the mandatorily redeemable preferred stock as to distribution rights and rights upon the Company’s liquidation, dissolution or winding up. In addition, the affirmative vote of at least two-thirds of the outstanding shares of mandatorily redeemable preferred stock (voting as a separate class) is required to amend the Company’s charter (including the articles supplementary designating the mandatorily redeemable preferred stock) in a manner that materially and adversely affects the rights of the holders of mandatorily redeemable preferred stock. Among other things, the Company may, without any vote of the holders of mandatorily redeemable preferred stock, issue additional shares of mandatorily redeemable preferred stock and may authorize and issue additional shares of any class or series of any Junior Stock or Parity Stock.

The Company has classified the mandatorily redeemable preferred stock as a liability in accordance with ASC Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying consolidated statements of operations (see Note 5, below, for a discussion of interest expense associated with the mandatorily redeemable preferred stock).

For all periods the mandatorily redeemable preferred stock has been outstanding, the Company has paid a cash dividend on the stock equal to 8 percent per annum, paid quarterly, as follows:

Payment Date	Record Date	Amount per share	For the period
April 27, 2020	April 24, 2020	$0.37	February 19, 2020 - April 27, 2020
July 24, 2020	July 22, 2020	0.50	April 28, 2020 - July 24, 2020
October 26, 2020	October 23, 2020	0.50	July 25, 2020 - October 26, 2020
February 1, 2021	January 29, 2021	0.50	October 27, 2020 - February 1, 2021

As of December 31, 2020 and 2019, the Company reported $70,004 and $0, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock. This amount is reported in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

The mandatorily redeemable preferred stock was issued at $23.00 per share, a $2.00 per share discount. The total discount of $400,000 is being amortized over the five-year life of the shares using the effective interest method. Additionally, the Company incurred $739,118 in legal, accounting, other professional fees and underwriting discounts related to this offering. These costs were recorded as deferred financing costs on the accompanying consolidated balance sheets as a direct deduction from the carrying amount of the mandatorily redeemable preferred stock liability and are being amortized using the effective interest method over the term of the agreement.

Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $162,375 and $0 were included in interest expense for the years ended December 31, 2020 and 2019, respectively, in the accompanying consolidated statements of operations. Accumulated amortization of the discount and deferred financing costs was $162,375 and $0 as of December 31, 2020 and 2019, respectively.

5.	Loans Payable

Mortgages Payable

The Company’s mortgages payables, net, consists of the following:

	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2020	2019
Franklin Square (a)	Interest only	4.70%	October 2021	$14,275,000	$14,275,000
Hampton Inn (b)	Interest only	Variable	May 2022	-	10,600,000
Hanover Square (c)	$56,882	4.25%	December 2027	10,380,791	8,592,195
Ashley Plaza (d)	$52,795	3.75%	September 2029	11,349,518	11,400,000
Clemson Best Western (e)	Interest only	Variable	October 2022	7,750,000	7,750,000
Brookfield Center (f)	$22,876	3.90%	November 2029	4,842,887	4,850,000
Unamortized issuance costs, net				(503,842)	(766,293)
Total mortgages payable, net				$48,094,354	$56,700,902

(a)

The mortgage loan for the Franklin Square Property matures in October 2021. The Company will commence efforts in early 2021 to refinance this mortgage, but there is no guarantee that the Company’s efforts will be successful.

(b)	As of December 31, 2020, the Company reclassified the mortgage loan for the Hampton Inn property to mortgages payable, net, associated with assets held for sale (see below).
(c)

On May 8, 2020, the Company entered into a refinancing transaction with the mortgage lender for the Hanover Square Property which increased the mortgage amount and reduced the interest rate.  Under this transaction, the principal amount of the loan was increased to $10,500,000 and the interest rate reduced to a fixed rate of 4.25 percent until January 1, 2023, when the interest rate will adjust to a new fixed rate which will be determined by adding 3.00 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25 percent. The fixed monthly payment, which includes principal and interest, increased to $56,882. The Company has accounted for this transaction as a loan modification in accordance with ASC 470. Under this accounting treatment, the Company recorded $1,500 in capitalized loan issuance costs for loan fees paid to the lender and recorded $43,852 in third party costs associated with the transaction as an expense under retail property operating expenses on the Company’s consolidated statement of operations for the year ended December 31, 2020.

The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 to 1.00 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of December 31, 2020 and 2019, respectively, the Company believes that it is compliant with these covenants.

(d)

The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and is interest only for the first twelve months.  Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.

(e)

The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of December 31, 2020 and 2019, respectively, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent.

(f)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.

Mortgages payable, net, associated with assets held for sale

The Company’s mortgages payables, net, associated with assets held for sale, consists of the following:

	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2020	2019
Hampton Inn (a)	Interest only	Variable	May 2022	10,400,000	-
Unamortized issuance costs, net				(48,000)	-
Total mortgages payable, net, associated with assets held for sale				$10,352,000	$-

(a)

As of December 31, 2020, the Company reclassified the mortgage loan for the Hampton Inn property to mortgages payable, net, associated with assets held for sale. The mortgage loan for the Hampton Inn property matured on November 9, 2020 and, on November 9, 2020 the Company entered into an amendment to extend the loan until May 2022. The Company has accounted for this transaction as a loan modification in accordance with ASC 470. Under this accounting treatment, the Company recorded $54,000 in capitalized loan issuance costs for loan fees paid to the lender and recorded $22,784 in third party costs associated with the transaction as an expense under hotel property operating expenses on the Company’s consolidated statement of operations for the year ended December 31, 2020.

The mortgage loan for the Hampton Inn Property bears interest at a variable rate based on LIBOR with a minimum rate of 6.50 percent. The interest rate payable is the USD LIBOR one-month rate plus 6.25 percent.  As of December 31, 2020 and 2019, the rate in effect for the Hampton Inn Property mortgage was 6.50 percent and 6.75 percent, respectively.

Convertible Debentures

On October 27, 2020, the Company entered into an agreement providing for the issuance of convertible debentures in the principal amount of $5 million to a financing entity. The debentures were issued at a 5 percent discount to the principal amount, accrue interest at a rate of 5.00 percent per annum (payable at maturity), and were closed in three separate tranches as follows:

Tranche	Closing Date	Principal Amount	Discount	Debt Issuance Costs – Cash	Net Proceeds
Tranche 1	October 27, 2020	$1,500,000	$(75,000)	$(155,555)	$1,269,445
Tranche 2	December 22, 2020	2,000,000	(100,000)	(207,407)	1,692,593
Tranche 3 – allocation of debt issuance costs (1)		-	-	(35,555)	(35,555)
Total for the year ended December 31, 2020		$3,500,000	$175,000	$398,517	$2,926,483
Tranche 3	January 5, 2021	1,500,000	(75,000)	(120,000)	1,305,000
Total		$5,000,000	$250,000	$518,517	$4,231,483

(1)	A total of $398,517 in debt issuance costs was paid in cash during the year ended December 31, 2020. These costs reduce the net cash proceeds received during the year ended December 31, 2020, but are allocated to all three tranches for purposes of determining amortization expense.

The principal amount outstanding at December 31, 2020 was $3,500,000. During the year ended December 31, 2020, net cash proceeds from the issuance of the debentures, after deducting the discount and cash issuance costs, totaled approximately $2,926,483. Including the closing of the third tranche on January 5, 2021, the total principal amount outstanding was $5,000,000 and total net cash proceeds were $4,231,483.

The 5 percent issue discount totaled $250,000 ($175,000 for the first and second tranches issued through December 31, 2020) and is being amortized over the one-year term of the debentures using the effective interest method. During the year ended December 31, 2020, the Company also paid a total of $398,517 in issuance costs, including legal, accounting, other professional fees, and underwriting discounts. Including the closing of the third tranche on January 5, 2021, total issuance costs paid in cash were $518,517. In addition to the closing costs paid in cash, the Company paid $123,000 in debt issuance costs in common shares of the Company during the year ended December 31, 2020.These issuance costs were recorded as deferred debt issuance costs on the accompanying consolidated balance sheets as a direct deduction from the carrying amount of the convertible debentures and are being amortized over the one-year term of the debentures using the effective interest method.

Based on the terms and relevant conversion details, the debt component and embedded conversion option of the debentures are not bifurcated for accounting purposes under ASC 815, Derivative Instruments and Hedging Activities. Because the variable conversion price of the debentures was lower than the market price of the Company’s common stock at the commitment date, the debentures have a beneficial conversion feature as outlined in ASC 470, Debt. The intrinsic value of the beneficial conversion feature totaled $662,788 for the 1st and 2nd tranches issued during the year ended December 31, 2020 and was recorded as an increase in additional paid-in capital and a corresponding incremental discount on the carrying value of the debentures.

Net of the beneficial conversion feature, issue discount, and deferred debt issuance costs (cash and non-cash), the carrying amount of the $3,500,000 principal amount of debentures issued through December 31, 2020 was $2,260,565.

Tranche	Net Proceeds	Debt Issuance Costs – Stock (1)	Beneficial Conversion Feature	Balance December 31, 2020
Tranche 1	$1,269,445	$(36,900)	$(284,052)	$948,493
Tranche 2	1,692,593	(49,200)	(378,736)	1,264,657
Tranche 3 – allocation of debt issuance costs	(35,555)	(36,900)	-	(72,455)
Convertible debentures	2,926,483	(123,000)	(662,788)	2,140,695
Accumulated amortization (2)				119,870
Convertible debentures, net				$2,260,565

(1)	A total of $123,000 in debt issuance costs was paid in common shares of the Company during the year ended December 31, 2020. These costs are allocated to all three tranches for purposes of determining amortization expense.

(2)	Accumulated amortization for the year ended December 31, 2020 includes amortization of the debt discount, debt issuance costs and beneficial conversion feature.

Each tranche of the convertible debentures has a maturity date one year from its closing date. At its option, the holder at any time may elect to convert any portion of the principal and accrued interest into shares of the Company’s common stock. Conversions into common stock occur at the lower of (1) a fixed conversion price of $2.47, or (2) a variable conversion price equal to 88 percent of the volume-weighted average price of the Company’s common shares for the ten consecutive trading days preceding the conversion date, except that the conversion price cannot be lower than $0.6175. Based on securities and stock exchange regulations, the agreement limits the percentage of the Company’s common shares that may be held at any time by the debenture holder, which effectively limits the amount of principal and interest that the debenture holder may convert without disposing of shares received in earlier conversions. The agreement includes customary representations and warranties, as well as provisions for conversion price adjustments that prevent dilution of the holder’s conversion shares in the event the Company issues additional shares of its common stock prior to the maturity or full conversion of the debentures. At its option, the Company may redeem all or any portion of the outstanding principal and accrued interest prior to the maturity date at a 15% premium to the principal amount, provided that the trading price of its common stock at that time is less than the $2.47 fixed conversion price and it provides the holder with ten business days’ written notice to allow the holder the opportunity to elect conversion of the debentures prior to the redemption.

Amortization of the beneficial conversion feature, discount, and deferred debt issuance costs related to the convertible debentures totaled $119,870 for the year ended December 31, 2020, and was included in interest expense in the accompanying consolidated statement of operations. Accumulated amortization of those items at December 31, 2020 also totaled $119,870.

As of March 10, 2021, subsequent to the December 31, 2020 effective date of the consolidated financial statements, the holder has elected to convert a total of $3,000,000 principal of the debentures and $21,014 in accrued interest into common stock, receiving 1,577,075 conversion shares at an average conversion price of $1.92 per share. (See Note 11, Subsequent Events, below.)

Line of credit, short term and note payable, short term

As of December 31, 2020 and 2019, the Company had a line of credit, short term, outstanding in the principal amount of $325,000 and $2,000,000, respectively. The line of credit, short term, was established on August 21, 2019 to provide short term funding for the Company’s acquisition of the Ashley Plaza Property and the Clemson Best Western Property (see discussion of 2019 acquisitions in Note 3, above). On February 20, 2020, the Company repaid the line of credit, short term, in the amount of $2,000,000 plus accrued interest of $21,437. Effective on February 21, 2020, the original maturity date of the line of credit, short term, the Company extended the line of credit, short term, for 60 days until April 21, 2020. On March 3, 2020 the Company received $550,000 in funding from the line of credit, short term, to fund working capital and dividend payments. On April 21, 2020, the Company extended the line of credit, short term, for 40 days until May 31, 2020. On May 31, 2020, the Company extended the line of credit, short term, for 90 days until August 31, 2020. On August 12, 2020, the Company extended the line of credit, short term, until September 30, 2020. On November 4, 2020, the Company made a $225,000 payment to reduce the balance of the line of credit, short term to $325,000, and extended the line of credit, short term, until March 31, 2021.

The line of credit, short term, bears interest at a variable rate calculated at 250 basis points over USD 1-Month LIBOR as published in the Wall Street Journal. The rate adjusts on the first day of each month during which the loan is outstanding. As of December 31, 2020 and 2019, the rate in effect for the line of credit, short term, was 2.653 percent and 4.285 percent, respectively. Interest expense for the year ended December 31, 2020, includes amortization of the capitalized issuance costs using the straight-line method, which approximates to the effective interest method, over the initial, six-month term of the loan.

Related party notes payable, short term

As of December 31, 2020, and December 31, 2019, the Company had related party notes payable, short term, outstanding in the principal amount of $0 and $852,000, respectively, payable to the Manager. These notes, which were due on demand, were issued on September 30, 2019 in the principal amount of $183,000 and on October 2, 2019 in the principal amount of $80,000, both to fund a portion of the Company’s acquisition of the Brookfield Center Property, which closed on October 3, 2019. In addition, the Company issued a related party note payable in the principal amount of $589,000 on November 29, 2019 to fund dividends and working capital requirements. The related party notes payable bore interest at a fixed rate of 5 percent annually. On February 20, 2020, the Company repaid the related party notes payable, short term, in the principal amount of $852,000 plus accrued interest of $11,710.

Notes payable

As of December 31, 2020 and 2019, the Company had a note payable outstanding in the principal amount of $176,300 and $0, respectively, under the Small Business Administration’s Paycheck Protection Program (the “SBA PPP Loan Program”). This note was issued on April 30, 2020, on behalf of a subsidiary, MDR PMI Greensboro TRS, LLC, the entity that operates the Hampton Inn Property. The Company used these funds pursuant to the limitations established by the SBA PPP Loan Program for payroll and other eligible expenses for the Hampton Inn Property. Under the terms of the loan, all, a portion or none of the loan may be forgiven, based on criteria established by the SBA PPP Loan Program. The Company believes that it has expended the loan funds in accordance with the criteria required for forgiveness and has submitted its forgiveness application to the SBA PPP Loan Program, but there is no assurance that all or a portion of the loan will be forgiven. Any portion of the loan that is not forgiven will bear interest at a fixed rate of 1 percent per annum and be repaid in 18 monthly installments of principal and interest of $9,923. Under the original terms of the SBA PPP Loan Program, principal and interest payments would have commenced on November 1, 2020. However, due to changes in regulations for the SBA PPP Loan Program, commencement of principal and interest payments were extended until ten months after the completion of the borrower’s “Covered Period”, as defined by the SBA PPP Loan Program to provide borrowers sufficient time to submit loan forgiveness applications. Under these guidelines, the Company’s principal and interest payments for the Hampton Inn PPP loan would commence on August 15, 2021 if the Company does not qualify for loan forgiveness.

In addition, during the year ended December 31, 2020, a second note payable in the principal amount of $129,600 that was issued on April 30, 2020 under the SBA PPP Loan Program to a wholly owned subsidiary, MDR Clemson TRS, LLC, the entity that operates the Clemson Best Western Property, was forgiven by the SBA. The Company used these funds pursuant to the limitations established by the SBA PPP Loan Program for payroll and other eligible expenses for the Clemson Best Western Property. On December 8, 2020, the Company received confirmation that the note payable had been forgiven, in full, including $799 of accrued interest. The forgiven principal and interest were recognized as a gain upon debt extinguishment and are recorded on the Company’s consolidated statement of operations as other income.

Interest expense

Interest expense, including amortization of capitalized issuance costs and payments received from the Company’s interest rate protection transactions for the Hampton Inn Property, consists of the following:

	For the year ended December 31, 2020
	Mortgage Interest Expense	Amortization of discounts and capitalized issuance costs	Interest rate protection transaction payments	Other interest expense	Total
Franklin Square	$682,105	$16,237	$-	$-	$698,342
Hanover Square	433,007	12,868	-	-	445,875
Hampton Inn	674,331	122,310	-	14,573	811,214
Ashley Plaza	434,305	17,436	-	-	451,741
Clemson Best Western	563,360	89,748	-	9,168	662,276
Brookfield Center	192,281	11,352	-	-	203,633
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	-	162,375	-	344,444	506,819
Amortization and interest on convertible debentures	-	119,870	-	16,301	136,171
Line of credit, short term	-	10,000	-	26,699	36,699
Related party notes payable, short term	-	-	-	5,835	5,835
Other interest	-	-	-	2,021	2,021
Total interest expense	$2,979,389	$562,196	$-	$419,041	$3,960,626

	For the year ended December 31, 2019
	Mortgage Interest Expense	Amortization of capitalized issuance costs	Interest rate protection transaction payments	Other interest expense	Total
Franklin Square	$680,241	$18,552	$-	$-	$698,793
Hanover Square	426,635	12,732	-	-	439,367
Hampton Inn	783,517	139,560	(39,161)	11,289	895,205
Ashley Plaza	147,251	5,812	-	-	153,063
Clemson Best Western	155,463	22,437	-	2,048	179,948
Brookfield Center	47,814	2,838	-	-	50,652
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	-	-	-	-	-
Line of credit, short term	-	20,000	-	26,916	46,916
Related party notes payable, short term	-	-	-	5,875	5,875
Other interest	-	-	-	2,809	2,809
Total interest expense	$2,240,921	$221,931	$(39,161)	$48,937	$2,472,628

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of December 31, 2020		As of December 31, 2019
	Accrued interest	Accumulated amortization of capitalized issuance costs	Accrued interest	Accumulated amortization of capitalized issuance costs
Franklin Square	$57,774	$65,710	$57,774	$49,473
Hanover Square	35,820	34,088	35,085	21,220
Hampton Inn	58,211	424,691	61,613	302,381
Ashley Plaza	36,649	23,248	-	5,812
Clemson Best Western	47,716	112,185	47,716	22,437
Brookfield Center	16,264	14,190	-	2,838
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	70,004	162,375	-	-
Amortization and interest on convertible debentures	16,301	119,870	-	-
Line of credit, short term	732	-	9,522	20,000
Related party notes payable, short term	-	-	5,875	-
Total	$339,471	$956,357	$217,585	$424,161

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of December 31, 2020 are as follows:

	Mortgages Payable	Mortgages Payable Associated with Assets Held for Sale	Convertible Debentures	Line of Credit, Short Term	Notes Payable, Short Term	Total
2021	$14,805,180	$-	$3,500,000	$325,000	$176,300	$18,806,480
2022	8,302,085	10,400,000	-	-	-	18,702,085
2023	574,905	-	-	-	-	574,905
2024	595,838	-	-	-	-	595,838
2025	623,300	-	-	-	-	623,300
Thereafter	23,696,888	-	-	-	-	23,696,888
Total principal payments and debt maturities	48,598,196	10,400,000	3,500,000	325,000	176,300	62,999,496
Less unamortized issuance costs	(503,842)	(48,000)	(1,239,435)	-	-	(1,791,277)
Net principal payments and debt maturities	$48,094,354	$10,352,000	$2,260,565	$325,000	$176,300	$61,208,219

6.	Rentals under Operating Leases

Future minimum rentals (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of December 31, 2020 are as follows:

2021	$4,404,121
2022	3,946,592
2023	3,525,302
2024	2,816,405
2025	2,356,145
Thereafter	5,092,961
Total minimum rents	$22,141,526

7.	Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 shares of common stock, $0.01 par value per share ("Common Shares"), and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 95.74% and 97.30% interest in the Operating Partnership as of December 31, 2020 and 2019, respectively. Limited partners in the Operating Partnership who have held their units for one year or longer have the right to redeem their common units for cash or, at the REIT’s option, Common Shares at a ratio of one common unit for one common share. Under the Agreement of Limited Partnership, distributions to unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per unit as dividends per share are paid to the REIT’s holders of Common Shares.

2019 Issuances

On May 8, 2019, the Company issued and sold 1,666,667 Common Shares at an offering price of $4.80 per share. Net proceeds from the issuance totaled $7,222,501, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and legal fees. On May 21, 2019, the company issued and sold 227,062 Common Shares at an offering price of $4.80 per share, pursuant to its underwriter’s over-allotment option related to the May 8, 2019 offering. Net proceeds from the issuance totaled $991,807, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions. On May 31, 2019, the Company issued and sold 270,833 shares pursuant to a private placement at an offering price of $4.80 per share. Net proceeds from the issuance totaled $1,183,998, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and legal fees. During the year ended December 31, 2019, our company also incurred $116,632 and $887,465, respectively, in offering costs, including legal, accounting, advisory and other professional fees.

Common shares and operating partnership units outstanding

As of December 31, 2020 and 2019, respectively, there were 5,016,818 and 4,625,144 common units of the Operating Partnership outstanding with the REIT owning 4,803,287 and 4,500,144, respectively, of these common units. As of December 31, 2020 and 2019, respectively, there were 4,803,287 and 4,500,144 Common Shares of the REIT outstanding. On August 31, 2020, 5,319 common units of the Operating Partnership were converted to the Company’s Common Shares. As of December 31, 2020 and 2019, respectively, there were 119,681 common units of the Operating Partnership that were eligible for conversion to the Company’s Common Shares. Effective on January 1, 2021, the remaining 93,850 common units of the Operating partnership became eligible for conversion to the Company’s Common Shares.

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

On each January 1 during the term of the Plan, the maximum number of shares of common stock that may be issued under the Plan will increase by eight percent (8%) of any additional shares of common stock or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of common stock, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of any adjustment subsequent to January 1, 2020. As of January 1, 2020, the shares available for issuance under the plan was adjusted to 313,165 shares. As of December 31, 2020, there were 65,341 shares available for issuance under the Plan. As of January 1, 2021, the shares available for issuance under the plan will adjust to 76,849 shares.

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of December 31, 2020 and 2019, respectively, 119,681 of the Operating Partnership’s 213,531 common units outstanding were eligible to be converted, on a one-to-one basis, into Common Shares. On January 1, 2021 the remaining 93,850 common units became eligible for conversion. In addition, the Company’s convertible debentures outstanding at December 31, 2020 (tranches 1 and 2) were eligible to be converted at the option of the holder into Common Shares at the prevailing variable conversion price. The Operating Partnership’s common units and the equivalent common shares attributable to the convertible debentures have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's loss per common share is determined as follows:

	Year ended December 31,
	2020	2019
Basic and diluted shares outstanding
Weighted average Common Shares – basic	4,709,980	3,683,171
Effect of conversion of operating partnership units	119,681	125,000
Effect of conversion of convertible debentures (1)	1,843,022	-
Weighted average Common Shares – diluted	6,672,683	3,808,171

Calculation of earnings per share – basic and diluted
Net loss attributable to common shareholders	$(8,180,609)	$(3,015,718)
Weighted average Common Shares – basic and diluted	4,709,980	3,683,171
Loss per share – basic and diluted	$(1.74)	$(0.82)

(1)	Represents the number of shares that would be issued if all outstanding convertible debentures and accrued interest were converted into Common Shares on December 31, 2020 at a price equal to 88 percent of the lowest volume weighted average price for the prior 10 trading days, or $1.9079 per share.

On January 5, 2021, the Company issued the third tranche of its convertible debentures (see Note 5), resulting in an additional 786,205 potentially-dilutive Common Shares, which also would have been antidilutive if outstanding during the year ended December 31, 2020.

Dividends and Distributions

During the year ended December 31, 2020, a dividend in the amount of $0.125 was paid on March 10, 2020 to shareholders of record on February 11, 2020.

During the year ended December 31, 2019, dividends were paid as follows:

Declaration date	Record date	Payment date	Dividend per share
May 14, 2019	May 24, 2019	May 28, 2019	$0.175
June 28, 2019	July 12, 2019	July 17, 2019	$0.175
October 23, 2019	November 13, 2019	December 4, 2019	$0.175

Total dividends and distributions to noncontrolling interests paid during the years ended December 31, 2020 and 2019, respectively, are as follows:

	Year ended December 31,
	2020	2019
Common shareholders (dividends)	$562,537	$2,310,363
Hanover Square Property noncontrolling interest (distributions)	327,840	60,115
Operating Partnership unit holders (distributions)	27,356	65,625
Total dividends and distributions	$917,733	$2,436,103

8.	Commitments and Contingencies

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in South Carolina, North Carolina and Virginia, which represented 100 percent of the total annualized base revenues of the properties in its portfolio as of December 31, 2020. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Mortgage Maturity

The Company’s Franklin Square Property mortgage in the principal amount of $14,275,000 matures during the year ending December 31, 2021. While the Company anticipates being able to refinance the mortgage at reasonable market terms upon maturity, inability to do so may materially impact the Company’s financial position and results of operations.

Convertible Debt Maturity

The Company’s convertible debentures in the remaining principal amount of $2,000,000 mature during the year ending December 31, 2021. While the Company anticipates that the debenture holder will convert these debentures to common stock, the requirement to redeem the debentures for cash at maturity may materially impact the Company’s financial position and results of operations.

Other Risks and Uncertainties

Since March 2020, the Company’s investment properties have been significantly impacted by measures taken by local, state and federal authorities to mitigate the impact of COVID-19, such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders. While some of these measures have been relaxed by the respective governmental authorities, with the uncertainty resulting from the continued spread of COVID-19 and its new variants and the possibility of the re-imposition of mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders by some governmental authorities, the negative impact on room demand for our hotel properties and consumer demand for the goods and services of our retail tenants within our portfolio could continue to be significant in the coming months.

Retail Center and Flex Center Properties

As of the date of this Annual Report on Form 10-K, all of the tenants in the Company’s retail properties (the Franklin Square Property, Hanover Square Property and Ashley Plaza Property) and flex property (Brookfield Center) are open, with two exceptions. A tenant in the Franklin Square Property defaulted on its lease and abandoned its premises, resulting in the recognition of the loss on impairment discussed above. A second tenant in the Hanover Square Property which was operating under bankruptcy protection, did not renew its lease upon its expiration. However, this space has been re-leased.

As is the case with retail landlords across the U.S., the Company received a number of rent relief requests from tenants, which the Company evaluated on a case-by-case basis. As of the date of this Annual Report on Form 10-K, the Company has granted lease concessions in the form of (i) rent deferrals or (ii) rent abatements.

Under the rent deferral agreements, the tenants have agreed to repay unpaid rent over a specified time period or before a certain date. As of the date of this Annual Report on Form 10-K, the Company has agreed to defer base rent payments of $228,345 from various tenants that were due during the year ended December 31, 2020. In addition, the Company has agreed to defer future rents of $81,773 that would have been due during the period from January 1, 2021 through December 31, 2021. Such deferrals were for various terms, but will be repaid by January 1, 2023.

	Rent Deferrals				Rent Deferral Repayments
		Year ended December 31,			Year ended December 31,
	Number of Tenants	2020	2021	Total Deferrals	2021	2022	2023	Total Repayments
Franklin Square	1	$56,250	$-	$56,250	$-	$53,581	$2,669	$56,250
Hanover Square	1	26,833	-	26,833	26,833	-	-	26,833
Ashley Plaza	-	-	-	-	-	-	-	-
Brookfield Center	1	145,262	81,773	227,035	-	227,035	-	227,035
Total	3	$228,345	$81,773	$310,118	$26,833	$280,616	$2,669	$310,118

Under the rent abatement agreements, the Company has agreed to permanently abate rent in exchange for lease extensions of between one and three years, depending on the amount of the abatement. In one case, the Company has agreed to abate a portion of a tenant’s base rent in exchange for future rent payments based on the tenant’s monthly sales. As of the date of this Annual Report on Form 10-K, the Company has agreed to abate base rent payments of $346,897 from various tenants that would have been paid during the year ended December 31, 2020. In addition, the Company has agreed to abate future rent payments totaling $439,271 that would have been due during the year ending December 31, 2021 and $174,330 that would have been due during the year ending December 31, 2022.

Rent Abatements
		For the year ended December 31,
	Number of Tenants	2020	2021	2022	Total Rent Abated
Franklin Square	2	$204,721	$334,871	$139,530	$679,122
Hanover Square	2	71,971	104,400	34,800	211,171
Ashley Plaza	2	70,205	-	-	70,205
Brookfield Center	-	-	-	-	-
Total	6	$346,897	$439,271	$174,330	$960,498

In addition to the deferrals and abatements, two tenants in the Company’s retail property centers declared bankruptcy and one tenant defaulted on its lease during the year ended December 31, 2020. While under bankruptcy protection, the first tenant’s term expired on June 30, 2020 and the Company was unable to collect rent totaling $18,750. This rent was recognized and then written off and is recorded as bad debt expense on the Company’s consolidated statement of operations for the year ended December 31, 2020. A second tenant declared bankruptcy and then emerged from bankruptcy protection during the year ended December 31, 2020. As part of the bankruptcy proceeding, the tenant’s lease was restructured, resulting in a rent abatement of $77,653 for the year ended December 31, 2020. In addition, under the restructured lease, the Company granted rent reductions for the year ended December 31, 2021 of $53,760, for the year ended December 31, 2022 of $22,760 and for the year ended December 31, 2023 of $7,300. Under the restructured lease, the Tenant’s lease term, which originally expired in 2023, was extended for one five-year period.

A third tenant defaulted on its lease and abandoned its premises. During the year ended December 31, 2020, the Company wrote off a total of $34,556 in rent and CAM. Of this amount, $16,842 was initially recorded as retail center property revenues, $8,817 was initially recorded as retail property tenant reimbursements on the Company’s consolidated statement of operations during the year ended December 31, 2020 and $8,897 was initially recorded as retail center property revenues and retail property tenant reimbursements on the Company’s consolidated statement of operations during the year ended December 31, 2019. These amounts were then recorded as bad debt expense on the Company’s consolidated statement of operations for the year ended December 31, 2020. In addition, the Company was not able to collect rent totaling $61,055 for the year ending December 31, 2020 and will not collect future rents of $530,544 under this lease.

	Rent Losses and Reductions Due to Bankruptcies, Bankruptcy Restructuring and Tenant Default
		Year ended December 31,
	Number of Tenants	2020	2021	2022	2023	2024	2025	Total Rent Reductions
Franklin Square	1	$77,898	$113,688	$113,688	$113,688	$113,688	$75,792	$608,442
Hanover Square	1	14,563	-	-	-	-	-	14,563
Ashley Plaza	1	77,653	53,760	22,760	7,300	-	-	161,473
Brookfield Center	-	-	-	-	-	-	-	-
Total	3	$170,114	$167,448	$136,448	$120,988	$113,688	$75,792	$784,478

In return for (i) granting abatements and (ii) restructuring the lease of the tenant under bankruptcy protection, the Company received lease extension agreements of between one and five years, resulting in additional future rents payable under these leases as follows.

	Additional Rent Under Term Extensions (1)
	For the year ended December 31,
	2020	2021	2022	2023	2024	2025	Thereafter	Total
Franklin Square	$-	$-	$161,849	$277,456	$333,039	$360,830	$111,165	$1,244,339
Hanover Square	-	-	242,069	259,306	76,550	-	-	577,925
Ashley Plaza	-	-	-	124,993	125,000	128,333	744,858	1,123,184
Brookfield Center	-	-	-	-	-	-	-	-
Total	$-	$-	$403,918	$661,755	$534,589	$489,163	$856,023	$2,945,448

(1)	Excludes future rent payments based on tenant’s monthly sales revenues.

There is no assurance that the Company will receive these future rent payments.

While the Company’s rent collections from its retail and flex center properties stabilized during the last six months of the year, the continued impact of COVID-19 on revenues from the Company’s retail and flex center properties and tenants remains uncertain. Revenues will be impacted by the deferral and abatement agreements (discussed above) that the Company has granted to various tenants. Additionally, revenues could continue to be negatively impacted until consumer demand for the goods and services of the Company’s retail and flex center tenants returns to levels prior to the virus outbreak. However, there is significant uncertainty about when this could occur and (i) whether restrictions will continue to be re-imposed or extended, (ii) whether tenants’ business activity will return to pre-COVID-19 levels, and (iii) when customers will re-engage with tenants as they have in the past. Until such time as the virus is contained or eradicated and room demand for the Company’s hotel properties and consumer demand for the goods and services of the Company’s retail and flex center tenants returns to more customary levels, the Company may continue to experience material reductions in its operating revenue.

Hotel Properties

The Company’s hotel properties (the Hampton Inn Property and the Clemson Best Western Property), which depend on leisure and business travel, experienced significant declines in occupancy rates and revenues that began in March and continued throughout the year ending December 31, 2020.

Operating statistics for the years ended December 31, 2020 and 2019, respectively, for the Hampton Inn Property were as follows:

	Occupancy		Average Daily Rate
Hampton Inn Property	2020	2019	2020	2019
January	41.6%	43.9%	$100.41	$94.57
February	72.0%	51.9%	102.73	105.15
March	33.3%	64.1%	106.98	109.11
April	25.7%	62.3%	65.15	149.33
May	41.5%	55.8%	67.87	111.37
June	49.6%	72.1%	73.40	103.89
July	65.1%	60.8%	71.34	110.57
August	50.3%	75.7%	77.73	107.29
September	59.8%	65.0%	80.27	105.22
October	41.8%	75.0%	99.43	160.01
November	28.8%	66.6%	83.02	106.43
December	24.4%	48.7%	75.67	99.43
Full Year	44.4%	60.6%	$84.10	$113.41

From April 2020 through September 2020, the Hampton Inn Property had a contract with the City of Greensboro to house homeless families. During this period, this contract resulted in 5,704 room nights of occupancy, or approximately 28 percent of the total occupied rooms during the year ended December 31, 2020. Additionally, during September 2020, High Point University rented 1,241 rooms for quarantined students.

Operating statistics for the years ended December 31, 2020 and 2019, respectively, for the Clemson Best Western Property were as follows:

	Occupancy		Average Daily Rate
Clemson Best Western Property	2020	2019 (1)	2020	2019 (1)
January	24.8%	27.4%	$77.04	$98.10
February	31.9%	34.8%	94.07	92.03
March	26.7%	67.3%	90.58	92.61
April	24.5%%	47.4%	68.97	103.92
May	19.9%%	37.5%	61.54	109.69
June	24.0%%	38.4%	61.24	93.80
July	22.7%	31.6%	56.13	85.34
August	27.0%	47.2%	64.35	111.60
September	65.0%	38.5%	67.59	161.11
October	100.0%	38.3%	58.99	143.35
November	100.0%	39.3%	58.48	121.87
December	99.7%	28.4%	26.94	83.12
Full Year	47.2%	34.9%	$59.08	$118.64

(1)	January through August 2019 data for the Clemson Best Western Property is from the prior owner. September 2019 data is from the September 2019 STR report for the Clemson Best Western Property.

Occupancy rates in October, November and December, 2020 were a result of an agreement by which the leased the entire Clemson Best Western Property to Clemson University from September 14, 2020 through December 15, 2020. In January 2021, this agreement was amended to extend the agreement through May 5, 2020.

While intense efforts to reduce operating costs resulted in expense reductions during the year ended December 31, 2020, the Company cannot be certain as to what level of savings can continue to be achieved overall to mitigate the material decline in hotel revenues we may experience. The federal government has provided assistance to the industries negatively affected by the virus, including the hospitality industry, and our two hotel properties have received loans under one of these programs (see Note 5), but the aid has not mitigated the material reduction in revenue resulting from COVID-19 travel impacts. The Company was not eligible to participate in the new Payroll Protection Program loans announced in December 2020.

The anticipated negative impact on revenues, discussed above, from the Company’s retail, flex center and hotel properties has also, and will continue, to impact the Company’s liquidity, resulting in reduced cash flow to meet the Company’s obligations and to fund dividend distribution payments.

Due to the depressed outlook for leisure and business travel, on which both of the Company’s hotel properties rely significantly, the Company committed to a plan to sell the Hampton Inn Property, as discussed above, and in Note 11, below. Also as discussed in Note 11, below, on February 5, 2021, the Company committed to a plan to sell the Clemson Best Western Property. There is no assurance that the Company will be able to complete the sales of the two hotel properties.

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

For the years ended December 31, 2020 and 2019, the Company incurred $605,414 and $486,042, in asset management fees, respectively. Asset management fees are recorded on the Company’s consolidated statements of operations as either (i) retail center property operating expenses, (ii) hotel property operating expenses or (iii) legal, accounting and other professional fees, depending on the basis on which the asset management fee is determined.

The Manager also receives an acquisition fee of 2.0% of the purchase price plus transaction costs, for each property acquired or investment made on the Company’s behalf at the closing of the acquisition of such property or investment, in consideration for the Manager’s assistance in effectuating such acquisition. Acquisition fees are allocated and added to the fair value of the tangible assets acquired and recorded as part of investment properties, net, on the Company’s consolidated balance sheets. No acquisition fees were earned or paid during the year ending December 31, 2020. During the year ended December 31, 2019, the Company paid $512,171 in acquisition fees associated with the Ashley Plaza Property and Clemson Best Western Property acquisitions.

The Manager will be entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in this offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to this offering, and (B) 7%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period. For purposes of calculating the incentive fee during the first years after completion of this offering, adjusted funds from operations (“AFFO”) will be determined by annualizing the applicable period following completion of this offering. AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. The Company further adjusts funds from operations (“FFO”) for certain items that are not added to net income in the National Association of Real Estate Investment Trusts’ (NAREIT) definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on real estate investments). No incentive fees were earned or paid during the year ended December 30, 2020 and 2019.

The Company entered into a series of related party notes payable, short term with the Manager by which the Manager advanced funds for acquisitions, dividends and working capital. On September 30, 2019 and October 2, 2019, the Manager advanced $183,000 and $80,000 respectively, to fund a portion of the Company’s acquisition of the Brookfield Center Property which closed on October 3, 2019. On November 29, 2019, the Manager advanced $589,000 to the Company to fund dividends and working capital requirements. The notes are due on demand and bears interest at a rate of 5 percent annually. Interest accrued on the related party notes payable, short term was $5,875 as of December 31, 2019. On February 20, 2020, the Company repaid the related party notes payable, short term, in the principal amount of $852,000 plus accrued interest of $11,710. As of December 31, 2020, the Company had no related party notes payable, short term, outstanding.

Other related parties

The Company pays Shockoe Properties, LLC, a subsidiary of Dodson Properties, an entity in which one of the owners of the Manager holds a 6.32 percent interest, an annual property management fee of up to three percent of the monthly gross revenues of the Franklin Square, Hanover Square, Ashley Plaza and Brookfield properties. These fees are paid in arrears on a monthly basis. During the years ended December 31, 2020 and 2019, the Company paid Shockoe Properties, LLC property management fees of $146,417 and $130,620, respectively.

10.	Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. As of December 31, 2020, the Company had the following reportable segments:  retail center properties, flex center properties and hotel properties. During the periods presented, there have been no material intersegment transactions.

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

The following table presents property operating revenues, expenses and NOI by product type:

	For the year ended December 31,
	Hotel properties		Retail center properties		Flex center property		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Revenues	$3,337,176	$3,898,254	$5,152,150	$4,186,745	$786,834	$183,769	$9,276,160	$8,268,768
Operating expenses	3,164,646	3,156,664	1,362,532	1,134,718	231,209	55,266	4,758,387	4,346,648
Bad debt expense	-	-	431,143	-	-	-	431,143	-
Net operating income	$172,530	$741,590	$3,358,475	$3,052,027	$555,625	$128,503	$4,086,630	$3,922,120

11.	Subsequent Events

As of March 10, 2021, the following events have occurred subsequent to the December 31, 2020 effective date of the consolidated financial statements:

Closing on the Third Tranche of Convertible Debentures

As discussed above in Note 4, on October 27, 2020, the Company entered into a definitive agreement with a financing entity to issue and sell convertible debentures in an aggregate principal amount of up to $5.0 million pursuant to a private offering exempt from registration under the Securities Act of 1933, as amended. The convertible debentures were to be issued and purchased in separate closings according to the following schedule: (i) convertible debenture of $1.5 million issued and purchased on October 27, 2020 upon the signing of the definitive agreement, (ii) convertible debenture of $2.0 million to be issued and purchased upon the filing of a registration statement with the U.S. Securities and Exchange Commission (“SEC”) relating to the shares of common stock that may be issued upon the conversion of the convertible debentures, which closing occurred on December 23, 2020 and (iii) convertible debenture of $1.5 million to be issued and purchased on or about the date the registration statement is declared effective by the SEC. The second and third closings of the convertible debentures were subject to the Company successfully obtaining approval from its common stockholders for the issuance of shares of common stock that may be issued upon the conversion of the convertible debentures. On January 5, 2021, the Company closed on the third tranche of the convertible debentures and received $1,305,000 in net proceeds.

Conversions of Convertible Debentures

As of March 10, 2021, subsequent to the December 31, 2020 effective date of the consolidated financial statements, the convertible debenture holder has elected to convert a total of $3,000,000 in principal of the debentures and $21,014 in accrued interest to the Company’s common shares, receiving 1,577,075 common shares at an average conversion price of $1.92, as set forth in the table below.

Conversion Date	Principal Amount Converted	Accrued and Unpaid Interest Converted	Total Conversion Amount	Conversion Price	Common Shares Issued
January 6, 2021	$100,000	$411	$100,411	$1.9079	52,629
January 14, 2021	200,000	1,534	201,534	1.9079	105,631
January 15, 2021	300,000	164	300,164	1.9079	157,327
January 21, 2021	300,000	740	300,740	2.0060	149,920
January 26, 2021	500,000	411	500,411	2.0060	249,457
February 9, 2021	100,000	192	100,192	2.0078	49,901
February 9, 2021	400,000	13,699	413,699	2.0078	206,046
February 10, 2021	500,000	219	500,219	2.0078	249,138
February 17, 2021	200,000	1,055	$201,055	2.0193	99,567
March 10, 2021	400,000	2,589	402,589	1.5637	257,459
Total Conversions	$3,000,000	$21,014	$3,021,014		1,577,075

Contract to Acquire the Lancer Center Shopping Center

On January 18, 2021, the Company entered into an agreement with an unrelated party to acquire a retail center commonly referred to as the Lancer Center property.  On February 17, 2021, the Company and the Lancer Seller entered into an amendment by which the closing of the acquisition is contingent upon the Company obtaining a final, approved and firm commitment for a loan to be used by the Company to acquire Lancer Center.

Mandatorily Redeemable Preferred Stock Dividend

On February 1, 2021, a dividend in the amount of $0.50 was paid to mandatorily redeemable preferred stock shareholders of record on January 29, 2021 for the period from October 24, 2020 through January 29, 2021.

Plan for Sale of the Clemson Best Western Property

On February 5, 2021, the Company committed to a plan to sell the Clemson Best Western Hotel Property. The Company records properties as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Management believes that its plans to sell the Clemson Best Western Hotel Property meet these criteria and, as of February 5, 2021, the Company will reclassify certain assets and liabilities related to the Clemson Best Western Hotel Property as assets held for sale and liabilities associated with assets held for sale on the Company’s consolidated balance sheets.

Contract for the Sale of the Hampton Inn Property

On February 17, 2021, the Company entered into a contract with an unrelated party to sell the Hampton Inn Property for $12,650,000.

Medalist Diversified REIT, Inc. and Subsidiaries

Schedule III - Real Estate Properties and Accumulated Depreciation

December 31, 2020

		Initial Cost to Company							Gross Amount at Which Carried at Close of Period
Description	Encum-brances	Land	Buildings, Improvements and Furniture, Fixtures & Equipment		Costs Capitalized Subsequent to Acquisition	Costs Written Off Due to Impairment and Loss on Disposition		Fully Amortized Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation in Latest Income Statements is Computed
Retail properties

The Shops at Franklin Square	$14,275,000	$3,343,164	$15,418,158	(1)	$807,681	$(309,435)		$(7,742)	$3,343,164	$15,908,662	$19,251,826	$2,181,039	2006	April 28, 2017	Building - 38 years
Gastonia, North Carolina															Site Improvements - 13 years

Hanover North Shopping Center	10,380,791	3,158,882	8,334,478	(1)	124,496	-		-	3,158,882	8,458,974	11,617,856	909,211	2007	May 8, 2018	Building - 39 years
Mechanicsville, Virginia															Site Improvements - 12 years

Ashley Plaza Shopping Center	11,349,518	3,007,721	11,191,307	(1)	83,736	-		-	3,007,721	11,275,043	14,282,764	808,059	1977	August 30, 2019	Building - 26.7 years
Goldsboro, North Carolina															Site Improvements - 5 years

Total retail properties	36,005,309	9,509,767	34,943,943		1,015,913	(309,435)		(7,742)	9,509,767	35,642,679	45,152,446	3,898,309

Hotel properties

Greensboro Airport Hampton Inn	10,400,000	960,900	14,798,479		3,182,549	(4,969,837	)(2)	-	960,900	13,011,191	13,972,091	1,561,841	1996	November 3, 2017	Building - 51 years
Greensboro, North Carolina															Site Improvements - 10 years

Clemson Best Western Inn	7,750,000	2,057,706	8,271,247		76,902	-		-	2,057,706	8,348,149	10,405,855	722,300	1982	September 27, 2019	Building - 30 years
Clemson, South Carolina															Site Improvements - 6.4 years

Total hotel properties	$18,150,000	$3,018,606	$23,069,726		$3,259,451	$(4,969,837)		$-	$3,018,606	$21,359,340	$24,377,946	$2,284,141

Flex property

Brookfield Center	4,842,887	714,220	5,693,147	(1)	30,066	-		-	714,220	5,723,213	6,437,433	319,263	2007	October 3, 2019	Building - 40 years
Greenville, South Carolina															Site Improvements - 4.3 years

Total investment properties and assets held for sale	$58,998,196	$13,242,593	$63,706,816		$4,305,430	$(5,279,272)		$(7,742)	$13,242,593	$62,725,232	$75,967,825	$6,501,713

(1)	Excludes intangible assets
(2)	Total loss, prior to reduction for accumulated depreciation

	Franklin	Hanover	Hampton	Ashley	Clemson	Brookfield
	Square	Square	Inn	Plaza	Best Western	Center	Total
Investments in real estate - 2020

Balance at beginning of period - January 1, 2020	$19,467,626	$11,502,073	$17,343,770	$14,217,764	$10,333,813	$6,437,433	$79,302,479
Additions during period:
Acquisitions	-	-	-	-	-	-	-
Capitalized leasing commissions	39,157	-	-	5,000	-	-	44,157
Capitalized tenant improvements	-	12,589	-	60,000	-	-	72,589
Capitalized tenant inducements	-	-	-	-	-	-	-
Building and site improvements	-	103,194	62,087	-	67,516	-	232,797
Impairment write-offs	(254,957)	-	(3,494,058)	-	-	-	(3,749,015)
Fully amortized tenant improvements	-	-	-	-	-	-	-
Furniture, Fixtures and Equipment	-	-	60,292		4,526		64,818
Balance at end of period - December 31, 2020	$19,251,826	$11,617,856	$13,972,091	$14,282,764	$10,405,855	$6,437,433	$75,967,825

Accumulated depreciation - 2020

Balance at beginning of period	$1,646,374	$572,300	$884,281	$200,544	$143,603	$63,552	$3,510,654
Additions charged to costs and expenses	618,262	336,911	677,560	607,515	578,697	255,711	3,074,656
Impairment write-offs	(83,597)	-	-	-	-	-	(83,597)

Balance at end of period	$2,181,039	$909,211	$1,561,841	$808,059	$722,300	$319,263	$6,501,713

Net investments in real estate - December 31, 2020	$17,070,787	$10,708,645	$12,410,250	$13,474,705	$9,683,555	$6,118,170	$69,466,112

Investments in real estate - 2019

Balance at beginning of period - January 1, 2019	$19,391,848	$11,499,475	$16,399,910	$-	$-	$-	$47,291,233
Additions during period:
Acquisitions	-	-	-	14,199,028	10,328,953	6,407,367	30,935,348
Capitalized leasing commissions	5,075	2,598	-	18,736	-	30,066	56,475
Capitalized tenant improvements	31,284	-	-	-	-	-	31,284
Capitalized tenant inducements	-	-	-	-	-	-	-
Building and site improvements	47,161	-	1,375,437	-	-	-	1,422,598
Impairment write-offs	-	-	(1,475,779)	-	-	-	(1,475,779)
Fully amortized tenant improvements	(7,742)	-	-	-	-	-	(7,742)
Furniture, Fixtures and Equipment			1,044,202		4,860		1,049,062
Balance at end of period - December 31, 2019	$19,467,626	$11,502,073	$17,343,770	$14,217,764	$10,333,813	$6,437,433	$79,302,479

Accumulated depreciation - 2019

Balance at beginning of period	$1,006,272	$229,238	$732,226	$-	$-	$-	$1,967,736
Additions charged to costs and expenses	640,102	343,062	643,979	200,544	143,603	63,552	2,034,842
Impairment write-offs	-	-	(491,924)	-	-	-	(491,924)

Balance at end of period	$1,646,374	$572,300	$884,281	$200,544	$143,603	$63,552	$3,510,654

Net investments in real estate - December 31, 2019	$17,821,252	$10,929,773	$16,459,489	$14,017,220	$10,190,210	$6,373,881	$75,791,825

Investments in real estate - 2018

Balance at beginning of period - January 1, 2018	$18,959,453	$-	$15,769,254	$-	$-	$-	$34,728,707
Additions during period:
Acquisitions	-	11,493,360	-	-	-	-	11,493,360
Capitalized leasing commissions	299,533	6,115	-	-	-	-	305,648
Capitalized tenant improvements	62,340	-	-	-	-	-	62,340
Capitalized tenant inducements	125,000	-	-	-	-	-	125,000
Building and site improvements	-	-	-	-	-	-	-
Building improvements - construction in progress	-	-	575,830	-	-	-	575,830
Impairment write-offs	(54,478)	-	-	-	-	-	(54,478)
Furniture, Fixtures and Equipment	-	-	54,826				54,826
Balance at end of period - December 31, 2018	$19,391,848	$11,499,475	$16,399,910	$-	$-	$-	$47,291,233

Accumulated depreciation - 2018

Balance at beginning of period	$394,746	$-	$104,073	$-	$-	$-	$498,819
Additions charged to costs and expenses	615,599	229,238	628,153	-	-	-	1,472,990
Impairment write-offs	(4,073)	-	-	-	-	-	(4,073)
Balance at end of period	$1,006,272	$229,238	$732,226	$-	$-	$-	$1,967,736

Net investments in real estate - December 31, 2018	$18,385,576	$11,270,237	$15,667,684	$-	$-	$-	$45,323,497

Investments in real estate - 2017

Balance at beginning of period - 1/1/17	$-	$-	$-	$-	$-	$-	$-
Additions during period:
Acquisitions	18,761,322	-	15,759,379	-	-	-	34,520,701
Capitalized leasing commissions	43,321	-	-	-	-	-	43,321
Capitalized tenant improvements	154,810	-	-	-	-	-	154,810
Building improvements - CIP	-	-	9,875	-	-	-	9,875
Balance at end of period - 12/31/17	$18,959,453	$-	$15,769,254	$-	$-	$-	$34,728,707

Accumulated depreciation - 2017

Balance at beginning of period	$-	$-	$-	$-	$-	$-	$-
Additions charged to costs and expenses	394,746	-	104,073	-	-	-	498,819
Balance at end of period	$394,746	$-	$104,073	$-	$-	$-	$498,819

Net investments in real estate - end of period	$18,564,707	$-	$15,665,181	$-	$-	$-	$34,229,888

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of Medalist Diversified REIT, Inc.*
3.2	Articles Supplementary to the Articles of Incorporation of Medalist Diversified REIT, Inc. designating the Company’s Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020).
3.3	Bylaws of Medalist Diversified REIT, Inc. *
4.1	Form of Certificate of Common Stock *
4.2	Form of Certificate of Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020)
4.3	Form of Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020).
10.1	Management Agreement by and among Medalist Diversified REIT, Inc. *
10.2	Real Estate Purchase and Sale Agreement, dated as of June 1, 2016, by and between Medalist Fund 1-A, LLC and Medalist Diversified Holdings, L.P. *
10.3	First Amendment Real Estate Purchase and Sale Agreement, dated as of September 2016, by and between Medalist Fund 1-A, LLC and Medalist Diversified Holdings, L.P. *
10.4	Second Amendment Real Estate Purchase and Sale Agreement, dated as of April 18, 2017, by and between Medalist Fund 1-A, LLC and Medalist Diversified Holdings, L.P. *
10.5	Third Amendment Real Estate Purchase and Sale Agreement, dated as of April 28, 2017, by and between Medalist Fund 1-A, LLC and Medalist Diversified Holdings, L.P. *
10.6	Loan Agreement, dated as of February 10, 2016, by and between Medalist Fund 1-A, LLC and Jefferies Loancore LLC*
10.7	Promissory Note, dated as of February 10, 2016 by Medalist Fund 1-A, LLC for the benefit of Jefferies Loancore LLC*
10.8	Deed of Trust, Assignment of Leases and Rents, and Security Agreement, dated as of February 10, 2016, by Medalist Fund 1-A, LLC for the benefit of Jefferies Loancore LLC*
10.9	Modification, Consent and Assumption Agreement with Release, dated as of April 28, 2017, by and among Medalist Fund 1-A, LLC, MDR Franklin Square, LLC, William R. Elliott, Thomas E. Messier, Medalist Diversified REIT, Inc. and Wells Fargo Bank, National Association *
10.10	Real Estate Purchase and Sale Agreement, dated as of July 31, 2016, by and between Medalist Properties 8, LLC and Medalist Diversified Holdings, L.P. *
10.11	First Amendment and Reinstatement of Real Estate Purchase and Sale Agreement, dated as of July 25, 2017, by and between Medalist Properties 8, LLC and Medalist Diversified Holdings, L.P. *
10.12	Second Amendment and Reinstatement of Real Estate Purchase and Sale Agreement, dated as of October 12, 2017, by and between Medalist Properties 8, LLC and Medalist Diversified Holdings, L.P. *
10.13	Assignment of Real Estate Purchase and Sale Agreement, dated as of September 2017, by and among Medalist Diversified Holdings, L.P., MDR Greensboro, LLC and PMI Greensboro, LLC *
10.14	Loan Agreement, dated as of November 3, 2017, by and among MDR Greensboro, LLC, PMI Greensboro, LLC and Benefit Street Partners Realty Operating Partnership, L.P. *
10.15	Promissory Note, dated as of November 3, 2017, by MDR Greensboro, LLC and PMI Greensboro, LLC for the benefit of Benefit Street Partners Realty Operating Partnership, L.P. *
10.16	Deed of Trust, Security Agreement, Assignment of Leases and Fixture Filing, dated as of November 3, 2017, by MDR Greensboro, LLC and PMI Greensboro, LLC for the benefit of Benefit Street Partners Realty Operating Partnership, L.P. *
10.17	Security Agreement, dated as of November 3, 2017, by MDR Greensboro HI TRS, LLC for the benefit of Benefit Street Partners Realty Operating Partnership, L.P. *
10.18	Tenants in Common Agreement, dated as of November 3, 2017, by and between MDR Greensboro, LLC and PMI Greensboro, LLC *
10.19	First Amendment to Tenants in Common Agreement, dated as of November 3, 2017, by and between MDR Greensboro, LLC and PMI Greensboro, LLC *

10.20	Limited Liability Company Agreement of MDR Greensboro HI TRS, LLC, dated as of September 15, 2017, by and between Medalist Diversified Holdings, L.P. and Peter Mueller, Inc. *
10.21	Real Estate Purchase and Sale Agreement, dated as of February 26, 2018, by and between COF North, LLC and Medalist Diversified Holdings, L.P. *
10.22	Assignment of Real Estate Purchase and Sale Agreement, dated as of May 3, 2018, by and between Medalist Diversified Holdings, L.P., MDR Hanover Square, LLC and PMI Hanover Sq., LLC *
10.23	Business Loan Agreement, dated as of November 3, 2017, by and between COF North, LLC and Langley Federal Credit Union *
10.24	Promissory Note, dated as of November 3, 2017, by COF North for the benefit of Langley Federal Credit Union *
10.25	Change in Terms Agreement, dated as of May 8, 2018, by MDR Hanover Square, LLC and PMI Hanover Sq., LLC *
10.26	Deed of Trust, dated as of November 3, 2017, by COF North for the benefit of Langley Federal Credit Union *
10.27	Modification of Deed of Trust, dated as of May 8, 2018, by MDR Hanover Square, LLC and PMI Hanover Sq., LLC for the benefit of Langley Federal Credit Union *
10.28	Tenants in Common Agreement, dated as of May 8, 2018, by and between MDR Hanover Square, LLC and PMI Hanover Sq., LLC *
10.29	Medalist Diversified REIT, Inc. 2018 Equity Incentive Plan *
10.30	Purchase and Sale Agreement, dated May 24, 2019, by and between HERI AUM LCC and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2019).
10.31	Purchase Agreement, dated May 30, 2019, by and among Medalist Diversified REIT, Inc., Medalist Diversified Holdings, L.P. and Virginia Birth-Related Neurological Injury Compensation Program (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 31, 2019).
10.32	Placement Agency Agreement, dated May 30, 2019, by and among Medalist Diversified REIT, Inc., Medalist Diversified Holdings, L.P. and Aegis Capital Corp. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 31, 2019).
10.33	Purchase and Sale Agreement, dated July 9, 2019, by and between RCG-Goldsboro, LLC and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2019).
10.34	Reinstatement of and First Amendment to Purchase and Sale Agreement, dated July 19, 2019, by and between HERI AUM LLC and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 23, 2019).
10.35	Contract of Sale and Purchase, dated July 19, 2019, by and among Appian-Brookfield South 48, LLC, Appian-Brookfield TIC, LLC and Medalist Fund Manager, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2019).
10.36	Assignment of Real Estate Purchase and Sale Agreement, dated August 5, 2019, by and between Medalist Fund Manager, Inc. and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 5, 2019).
10.37	Agreement of Limited Partnership of Medalist Diversified Holdings, L.P. *
10.38	First Amendment to Agreement of Limited Partnership of Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2020).
10.39	Escrow Agreement, dated February 18, 2020, by and between Medalist Diversified REIT, Inc. and Virginia Commonwealth Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 20, 2020).
10.40	Consulting Agreement, dated as of March 1, 2020, by and between Medalist Diversified REIT, Inc. and Gunston Consulting, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 18, 2020).
10.41	Securities Purchase Agreement, dated as of October 27, 2020, between Medalist Diversified REIT, Inc. and YA II PN, LTD. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020).

10.42	Registration Rights Agreement, dated as of October 27, 2020, between Medalist Diversified REIT, Inc. and YA II PN, LTD. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 2, 2020).
10.43	Purchase and Sale Agreement, dated as of January 18, 2021, by and between BVC Lancer LLC and Medalist Diversified Holdings, L.P (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2021).
10.44	First Amendment to Purchase and Sale Agreement, dated as of February 17, 2021, by and between BVC Lancer LLC and Medalist Diversified Holdings, L.P (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2021).
10.45	Agreement of Sale, dated as of February 17, 2021, by and among Krishna Prasad Maganti, Ramesh Gandhamanei, PMI Greensboro, LLC and MDR Greensboro HI TRS, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2021).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Amendment No. 1 to its Registration Statement on Form S-11 filed January 21, 2020).
23.1	Consent of Cherry Bekaert LLP †
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	INSTANCE DOCUMENT**

101.SCH	SCHEMA DOCUMENT**

101.CAL	CALCULATION LINKBASE DOCUMENT**

101.LAB	LABELS LINKBASE DOCUMENT**

101.PRE	PRESENTATION LINKBASE DOCUMENT**

101.DEF	DEFINITION LINKBASE DOCUMENT**

†	Filed herewith.

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

MEDALIST DIVERSIFIED REIT, INC.

Date: March 11, 2021	By:	/s/ Thomas E. Messier
Thomas E. Messier
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas E. Messier	Chief Executive Officer and Chairman of the Board	March 11, 2021
Thomas E. Messier	(principal executive officer)

/s/ Brent Winn, Jr.	Chief Financial Officer	March 11, 2021
Brent Winn, Jr.	(principal accounting officer and principal financial officer)

/s/ William R. Elliott	President, Chief Operating Officer and	March 11, 2021
William R. Elliott	Vice Chairman of the Board

	Director	March 11, 2021
Neil P. Farmer

/s/ Charles S. Pearson, Jr.	Director	March 11, 2021
Charles S. Pearson, Jr.

	Director	March 11, 2021
Charles M. Polk, III