Form 10-K/A
period 2020-12-31
Medalist Diversified REIT, Inc.
filed 2021-03-31
CIK 1654595

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

As of March 30, 2021, the registrant had 7,198,303 shares of common stock outstanding.

EXPLANTORY NOTE

This Amendment No.1 amends the Annual Report on Form 10-K, as filed by Medalist Diversified REIT, Inc. (the “Company”) with the Securities and Exchange Commission on March 11, 2021 (the “Form 10-K”), and is being filed solely to amend and replace (i) Part III of the Form 10-K and (ii) Note 9 to the Notes to Consolidated Financial Statements included in Part IV of the Form 10-K to correct the amount of acquisition fees paid by the Company during the year ended December 31, 2019. No other information or disclosures in the Form 10-K including the Company’s financial statements and the other footnotes thereto, have been amended or updated by this Amendment No. 1.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers and Directors

The individuals listed as our executive officers below serve to manage the day-to-day affairs and carry out the directives of our Board in the review, selection and recommendation of investment opportunities and operating acquired investments and monitoring the performance of those investments to ensure that they are consistent with our investment objectives. The duties that these executive officers perform also include the performance of corporate governance activities on our behalf that require the attention of our corporate officers, including signing certifications required under Sarbanes-Oxley Act of 2002, as amended, for filing with the periodic reports.

The following table and biographical descriptions set forth certain information with respect to the individuals who currently serve as our executive officers and directors:

Name	Age*	Position
Thomas E. Messier	66	Chairman of the Board, Chief Executive Officer, Secretary and Treasurer
William R. Elliott	70	Vice Chairman of the Board, President and Chief Operating Officer
Neil P. Farmer	64	Independent Director
Charles S. Pearson, Jr.	63	Independent Director
Charles M. Polk, III	56	Independent Director

Thomas E. Messier, Chairman of the Board and Chief Executive Officer.   Mr. Messier is Chairman & CEO of Medalist Diversified REIT Inc. He is also Co-President of Medalist Fund Manager Inc., the external manager to the Company. Since 2003 he has co-managed the Medalist property portfolios as co-President of our Manager and its predecessor. Prior to 2003, Mr. Messier worked with institutional investors in the fixed income securities industry as a Director of Global Capital Markets with Wells Fargo. Prior to that, he was a Senior Vice President of Capital Markets with Bank of America. Mr. Messier received his BBA from the Terry College of Business at the University of Georgia in 1977. Mr. Messier has been selected to our board of directors because, we believe that as our Chief Executive Officer, he is well positioned to provide essential insight and guidance to our board of directors from the inside perspective of the day-to-day operations of the company. Furthermore, Mr. Messier brings to the board approximately 23 years of experience in capital market transactions and approximately 15 years of experience in commercial real estate and managing real estate private equity funds.

William R. Elliott, Vice Chairman of the Board, President and Chief Operating Officer.   Mr. Elliott has been involved in the commercial real estate industry since 1983. Prior to that he was a civil engineer from 1977 to 1983. Mr. Elliott co-founded the Medalist companies with Mr. Messier in 2003 and is currently co-President of our Manager with Mr. Messier. As co-President of our Manager, Mr. Elliott is involved in sourcing, executing and the management of investment properties. He was formerly Managing Partner of Prudential Commercial Real Estate, former President of Virginia Realty and Development Company and former President of the Central Virginia Region of Goodman, Segar, Hogan, Hoffler. As a commercial real estate professional, he has demonstrated proficiency in transactions including major office buildings, shopping centers, industrial land and facility sales and large mixed-use development land sales. Mr. Elliott is a licensed real estate broker, certified property manager, Vice President of the Institute of Real Estate Management, a Certified Value Engineer and a member of the American Society of Civil Engineers and the Building Owners and Managers Association. Mr. Elliott received his B.S. in Building Construction from Auburn University in 1974. He received his Master’s in Civil Engineering from Virginia Polytechnic Institute in 1977. Mr. Elliott has been selected to our board of directors because, we believe that as our President, he is well positioned to provide essential insight and guidance to our board of directors from the inside perspective of the day-to-day operations of the company. Furthermore, Mr. Elliott brings to the board approximately 35 years of experience in the commercial real estate industry.

Neil P. Farmer, Independent Director.   Mr. Farmer is an independent director being appointed to our board of directors as of April 28, 2017. Mr. Farmer founded Farmer Properties, Inc., a real estate development firm located in Richmond, Virginia in 1983. Mr. Farmer is the President of Farmer Properties with responsibility over the entirety of its real estate development business. He received his B.A. in Government and Foreign Affairs from Hampden-Sydney College in 1978. Mr. Farmer has been in the commercial real estate and residential real estate business for over 30 years, and management believes he provides the Company with real estate expertise gained in his career, especially with regard to renovations and large capital projects.

Charles S. Pearson, Jr., Independent Director.   Mr. Pearson has been providing accounting, tax and consulting services in the metro Richmond area for more than 30 years. He began his career with Deloitte and Touche in 1978 rising to Senior Manager before leaving the firm to open his own practice in 1989. His currently focuses on small businesses with a concentration in real estate and construction. Mr. Pearson is a fellow member of the American Institute of Certified Public Accountants (AICPA) and the Virginia Society of Certified Public Accountants. He graduated with honors from the University of Richmond in 1978. Mr. Pearson has specialized in accounting for real estate focused companies throughout his career, and management believes that experience will be a significant contribution to the Company, especially with regard to his service on the committees of our board.

Charles M. Polk, III, Independent Director.   Mr. Polk joined JLL in 2009 as Managing Director with primary responsibility for the brokerage and management businesses in the Richmond and Hampton Roads regions. In addition to providing leadership and management, Charlie specializes in offering comprehensive services including tenant representation and agency leasing to corporations, institutions, and associations on a diverse array of real estate matters. Mr. Polk leads our tenant representation and brokerage practices for the Richmond office and he has completed transactions for tenant clients locally, nationally, and internationally. With more than 29 years of experience in providing expert service. He has extensive experience in advising clients and acting on their behalf for relocation, renegotiation and disposition of industrial and office space on a multi-market basis. Mr. Polk graduated with a B.S. with a concentration in Finance and Marketing from the University of Richmond. Mr. Polk has spent 30 years in the commercial real estate business, and management believes he will be a valuable resource with regard to acquisitions, dispositions, leasing and other transactional decisions related to the assets of the Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports.

Based solely on a review of the copies of such reports received by the Company and on written representations from certain reporting persons that no reports were required, or if required, such reports were filed on a timely basis for those persons, the Company believes that reports, other than eight reports, were filed on a timely basis by all directors and executive officers in 2020. Each of our current directors, Messrs. Messier, Elliott, Farmer, Pearson and Polk, each of our directors who resigned in 2020, Mr. Mullinix and Ms. Raedle, and our chief financial officer, Mr. Winn, filed one untimely report on Form 4 to report a single transaction. Such reports were for stock grants that occurred on May 27, 2020.

Code of Ethics and Whistleblower Policy

Our Board has adopted a Code of Business Conduct and Ethics, Code of Ethics for Senior Executive and Financial Officers, Whistleblower Policy, and Corporate Governance Guidelines that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our Board. We believe these policies are reasonably designed to deter wrongdoing and promote honest and ethical conduct; full, fair, accurate, timely, and understandable disclosure in our reporting to our stockholders and the SEC; compliance with applicable laws; reporting of violations of the code; and accountability for adherence to the code. We will provide to any person without charge a copy of our Code of Business Conduct and Ethics, Code of Ethics for Senior Executive and Financial Officers, Whistleblower Policy, and Corporate Governance Guidelines, including any amendments or waivers thereto, upon written request delivered to our principal executive office at the address listed on the cover page to our Annual Report on Form 10-K, as amended.

Board of Directors Committees

Our board of directors has established a standing audit committee, a standing compensation committee, a standing nominating and corporate governance committee and a standing acquisition committee. The principal functions of these committees are briefly described below. Our board of directors may from time to time establish other committees to facilitate our management.

Audit Committee

The audit committee meets on a regular basis, at least quarterly and more frequently as necessary. The audit committee’s primary functions are:

•	to evaluate and approve the services and fees of our independent registered public accounting firm;

•	to periodically review the auditors’ independence; and

•	to assist our board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, management’s system of internal controls and the audit and financial reporting process.

The audit committee is comprised of three independent directors. The audit committee also considers and approves the audit and non-audit services and fees provided by the independent public accountants.

Charles S. Pearson, Jr. is the chairman of the audit committee, and he is joined by Neil P. Farmer and Charles M. Polk, III as members of the audit committee. Our board of directors has determined that all members of the audit committee are independent under standards established by the SEC and Nasdaq.

Our board of directors has determined that Charles S. Pearson, Jr. qualifies as an “audit committee financial expert,” as that term is defined by the applicable SEC regulations and Nasdaq corporate governance listing standards. Our Board of Directors adopted a written charter for the audit committee, which is available on our corporate website at http://www.medalistereit.com.

Compensation Committee

Our compensation committee consists of two independent directors, and our compensation committee charter details the principal functions of the compensation committee. These functions include:

•	reviewing and approving the compensation, if any, of all of our executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans, if any;

•	assisting management in complying with our report disclosure requirements; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Neil P. Farmer is the chairman of the compensation committee, and he is joined by Charles S. Pearson, Jr. Our Board of Directors adopted a written charter for the compensation committee, which is available on our corporate website at http://www.medalistereit.com.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of two independent directors, and our nominating and corporate governance committee charter details the principal functions of the nominating and corporate governance committee. The nominating and corporate governance committee’s principal duties include identifying individuals qualified to become members of our Board of Directors. When identifying such individuals the nominating and corporate governance committee considers a variety of factors including (a) whether each such nominee has demonstrated, by significant accomplishment in his or her field, an ability to make a meaningful contribution to the Board’s oversight of the business and affairs of our Company, and (b) the nominee’s reputation for honesty and ethical conduct in his or her personal and professional activities. Additional factors which the nominating and corporate governance committee consider include a candidate’s specific experiences and skills, relevant industry background and knowledge, time availability in light of other commitments, age, potential conflicts of interest, material relationships with our Company and independence from management and our Company. The nominating and corporate governance committee may also seek to have the Board consist of directors with diverse backgrounds and experience.

The nominating and corporate governance committee’s other principal duties include the following:

•	identifying and recommending to our full board of directors qualified candidates for election as directors and recommending nominees for election as directors at the annual meeting of stockholders;

•	developing and recommending to our board of directors’ corporate governance guidelines and implementing and monitoring such guidelines;

•	reviewing and making recommendations on matters involving the general operation of our board of directors, including board size and composition, and committee composition and structure;

•	recommending to our board of directors’ nominees for each committee of our board of directors;

•	annually facilitating the assessment of our board of directors’ performance as a whole and of the individual directors, as required by applicable law, regulations and Nasdaq Capital Market or another national exchange’s corporate governance listing standards, if applicable; and

•	overseeing our board of directors’ evaluation of management.

Charles S. Pearson, Jr. is the chairman of the nominating and corporate governance committee, and he is joined by Neil Farmer and Charles M. Polk, III. Our Board of Directors adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website at http://www.medalistereit.com.

Acquisition Committee

Our acquisition committee consists of two independent directors, and our acquisition committee charter details the principal functions of the acquisition committee. The acquisition committee establishes guidelines for acquisitions and dispositions to be presented to our board of directors and leads the Board in its review of potential acquisitions and dispositions presented by management. The acquisition committee evaluates and approves acquisitions and dispositions with an equity investment of more than $10 million and leads the Board in its review of acquisitions and dispositions that require board approval under the investment guidelines set forth in the Management Agreement. The acquisition committee makes recommendations to the Board and senior management regarding potential acquisitions and dispositions and reviews due diligence reports prepared by management conducted on all potential acquisitions.

Charles M. Polk, III is the chairman of the acquisition committee, and he is joined by Neil P. Farmer. Our Board of Directors adopted a written charter for the acquisition committee, which is available on our corporate website at http://www.medalistereit.com.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

We do not provide Messrs. Messier and Elliott with any cash compensation or bonus. We do provide Mr. Winn cash compensation as our consultant. We do not provide any named executive officer with pension benefits or nonqualified deferred compensation plans. We have not entered into any employment agreements with any person, and are not obligated to make any cash payments upon termination of employment or a change in control of us.

The table below summarizes the total compensation paid or awarded to each of our named executive officers for the fiscal years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total
Thomas E. Messier, Chief Executive Officer, Secretary and Treasurer	2020	$—	$—	$180,000	$—	$180,000
	2019	—	—	—	—	—

William R. Elliott, Chief Operating Officer and President	2020	—	—	180,000	—	180,000
	2019	—	—	—	—	—

C. Brent Winn, Jr., Chief Financial Officer (2)	2020	217,070	—	60,000	—	217,070
	2019	166,235	—	—	—	166,235

(1)	The amounts in the Stock Awards column represent the aggregate grant date fair values, computed in accordance with FASB ASC Topic 718, of stock awards during the applicable fiscal year under the Company’s equity incentive plan.
(2)	Prior to Mr. Winn’s appointment as the Company’s Chief Financial Officer in March 2020, Mr. Winn was employed by an unaffiliated service provider through which he provided services to the Company as an independent contractor during the period from January 1, 2020 through February 29, 2020 and the full fiscal year ended December 31, 2019. The compensation disclosed in this table reflects the payments Mr. Winn received for his services rendered to the Company for the fiscal years ended December 31, 2019 and 2020.

Potential Payments Upon Termination or Change in Control

If we experience a change in control, outstanding options, stock appreciation rights, stock awards, performance units, incentive awards or other equity-based awards (including LTIP units) under the 2018 Equity Incentive Plan, or the Plan, will automatically become vested. Thus, outstanding options and stock appreciation rights will be fully exercisable on the change in control, restrictions and conditions on outstanding stock awards and other equity-based awards will lapse upon the change in control and performance units, incentive awards and other equity-based awards (including LTIP units) will become earned and nonforfeitable in their entirety on the change in control. The administrator may provide that outstanding awards (all of which will then be vested) will be assumed by the surviving entity or will be replaced by a comparable substitute award of substantially equal value granted by the surviving entity. The administrator may also provide that participants must surrender their outstanding options and stock appreciation rights, stock awards, performance units, incentive awards and other equity based awards (including LTIP units) (all of which will then be vested) in exchange for a payment, in cash or shares of our common stock or other securities or consideration received by stockholders in the change in control transaction, equal to the value received by stockholders in the change in control transaction (or, in the case of options and stock appreciation rights, the amount by which that transaction value exceeds the exercise price) after acceleration of vesting for the change in control.

In summary, a change in control under the Equity Incentive Plan occurs if:

•	a person, entity or affiliated group (with certain exceptions) acquires, in a transaction or series of transactions, more than 50% of the total combined voting power of our outstanding securities;

•	there occurs a merger, consolidation, reorganization, or business combination, unless the holders of our voting securities immediately prior to such transaction have more than 50% of the combined voting power of the securities in the successor entity or its parent;

•	we (i) sell or dispose of all or substantially all of our assets or (ii) acquire assets or stock of another entity, unless the holders of our voting securities immediately prior to such transaction have more than 50% of the combined voting power of the securities in the successor entity or its parent; or

•	during any period of two consecutive years, individuals who, at the beginning of such period, constitute our Board together with any new directors (other than individuals who become directors in connection with certain transactions or election contests) cease for any reason to constitute a majority of our Board.

The Code has special rules that apply to “parachute payments,” i.e., compensation or benefits the payment of which is contingent upon a change in control. If certain individuals receive parachute payments in excess of a safe harbor amount prescribed by the Code, the payor is denied a federal income tax deduction for a portion of the payments and the recipient must pay a 20% excise tax, in addition to income tax, on a portion of the payments.

If we experience a change in control, benefits provided under the Equity Incentive Plan could be treated as parachute payments. In that event, the Equity Incentive Plan provides that the benefits under the Equity Incentive Plan, and all other parachute payments provided under other plans and agreements, will be reduced to the safe harbor amount, i.e., the maximum amount that may be paid without excise tax liability or loss of deduction, if the reduction allows the participant to receive greater after-tax benefits. The benefits under the Equity Incentive Plan and other plans and agreements will not be reduced, however, if the participant will receive greater after-tax benefits (taking into account the 20% excise tax payable by the participant) by receiving the total benefits. The Equity Incentive Plan also provides that these provisions do not apply to a participant who has an agreement with us providing that the individual is entitled to indemnification or other payment from us for the 20% excise tax or if the participant has an agreement with us providing that the participant cannot receive payments in excess of the safe harbor amount.

Director Compensation

The following table sets forth information regarding the compensation paid or accrued by our Company during 2020 to each of our independent directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Neil P. Farmer	$—	$29,999	$29,999
Charles S. Pearson, Jr.	—	29,999	29,999
Charles M. Polk, III	—	29,999	29,999
Dianna Raedle (2)	—	29,999	29,999
Mark Mullinix (2)	—	29,999	29,999
	$—	$149,995	$149,995

(1)	The amounts in the Stock Awards column represent the aggregate grant date fair values, computed in accordance with FASB ASC Topic 718, of stock awards during the applicable fiscal year under the Company’s Equity Incentive Plan.
(2)	Ms. Raedle and Mr. Mullinix resigned from the board of directors during the year ended 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth the number and percentage owned by each person who, to the knowledge of the Company as of March 30, 2021, is the beneficial owner of more than 5% of the outstanding shares of common stock. This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Shares of common stock issuable pursuant to warrants or convertible notes are deemed to be outstanding for purposes of computing the percentage ownership of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common Stock	Virginia Birth-Related Neurological Injury Compensation Program(2)	1,151,228	15.53%

(1)	Based on 7,198,303 shares of common stock outstanding and 213,531 common units outstanding that are convertible to common shares as of March 30, 2021.
(2)	7501 Boulders View, Suite 210, Richmond, Virginia 23225

The following tables set forth the number and percentage owned as of March 30, 2021 by each of our present directors, each of our named executive officers, and each of our named executive officers and directors as a group of our shares of common stock.

This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Shares of common stock issuable pursuant to vested options, warrants or share appreciation rights are deemed to be outstanding for purposes of computing the percentage ownership of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

Title of Class	Name of Beneficial Owner (3)	Number of Shares Beneficially Owned	Number of Shares and OP Units Beneficially Owned	Percentage of all Shares (1)	Percentage of all Shares on a Fully Diluted Basis (2)
Common Stock and OP Units	Thomas Messier	127,001	137,639	1.76%	1.86%
Common Stock and OP Units	William Elliott	128,064	138,702	1.78%	1.87%
Common Stock	C. Brent Winn, Jr.	65,487	65,487	0.91%	0.88%
Common Stock	Neil Farmer	47,775	47,775	0.66%	0.64%
Common Stock and OP Units	Charles Polk, III	30,495	41,133	0.42%	0.55%
Common Stock	Charles Pearson, Jr.	30,495	30,495	0.42%	0.41%
	All Named Executive Officers and Directors as a Group	429,317	461,231	5.96%	6.22%

(1)	Based on 7,198,303 shares of common stock outstanding.
(2)	Based on 7,198,303 shares of common stock outstanding and 213,531 common units outstanding, that are convertible to common shares as of March 30, 2021.
(3)	The address of each beneficial owner is 1051 E. Cary Street, Suite 601, James Center Three, Richmond, VA, 23219

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our Plan as of December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (1)
Equity compensation plans approved by security holders	—	—	65,341
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	65,341

(1)	On each January 1 during the term of the Plan, the maximum number of shares of common stock that may be issued under the Plan will increase by eight percent (8%) of any additional shares of common stock or interests in the Operating Partnership issued in the preceding calendar year. As of January 1, 2021, the shares available for issuance under the plan will adjust to 76,849 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Agreement

We have entered into a Management Agreement with our Manager pursuant to which it will provide for the day-to-day management of our operations. The Management Agreement requires our Manager to manage our business affairs in conformity with the investment guidelines and other policies as approved and monitored by our board of directors. Our Manager’s role as Manager is under the supervision and direction of our board of directors. Our Manager does not currently manage or advise any other entities and is not actively seeking new clients in such a capacity, although it is not prohibited from doing so under the Management Agreement.

Management Fees, Incentive Fees and Expense Reimbursements

Type	Description

Asset Management Fee	We pay our Manager a monthly asset management fee equal to 0.125% of our stockholders’ equity payable in arrears in cash. For purposes of calculating the asset management fee, our stockholders’ equity means: (a) the sum of (1) the net proceeds from (or equity value assigned to) all issuances of our company’s equity and equity equivalent securities (including common stock, common stock equivalents, preferred stock and OP Units issued by our operating partnership) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) our company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that our company has paid to repurchase our common stock issued in this or any subsequent offering. Stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items (including depreciation and amortization) that have impacted stockholders’ equity as reported in our company’s financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between our Manager and our independent director(s) and approval by a majority of our independent directors. For the years ended December 31, 2019 and 2020, we incurred $486,042 and $605,414, in asset management fees, respectively.

Property Management Fee	Dodson Properties, an entity in which Mr. Elliott holds a 6.32% interest, wholly owns Shockoe Properties. Shockoe Properties receives an annual property management fee, of up to 3.0% of the monthly gross revenue from any of our properties it manages. The Property Management Fee is paid in arrears on a monthly basis. Shockoe Properties manages our Franklin Square Property and Hanover Square North property, and it may manage additional properties we may acquire.

Acquisition Fee	Our Manager receives an acquisition fee, of 2.0% of the purchase price plus transaction costs, for each Investment made on our behalf at the closing of such Investment, in consideration for our Manager’s assistance in identifying and effectuating the Investment. Our Manager has agreed to defer the payment of half of any acquisition fee it earns until the public trading price of our common stock reaches $5.00 per share as reported on the Nasdaq Capital Market. No acquisition fees were earned or paid during the year ending December 31, 2020. During the year ended December 31, 2019, the Company paid $649,171 in acquisition fees associated with the Ashley Plaza Property, Clemson Best Western Property and Brookfield Center Property acquisitions.

Incentive Fee

Our Manager is entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between  (1) the product of (x) 20% and (y) the difference between (i) our Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in our 2018 exempt offering and in future offerings and transactions, multiplied by the weighted average number of all shares of our common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and common units) in the previous 12-month period, exclusive of equity securities issued prior to our 2018 exempt offering, and (B) 7%, and (2) the sum of any incentive fee paid to our Manager with respect to the first three calendar quarters of such previous 12-month period.

AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. We further adjust FFO for certain items that are not added to net income in NAREIT’s definition of FFO, such as acquisition expenses, equity-based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of our properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on our real estate investments). The following example illustrates how we would calculate our quarterly incentive fee in accordance with the Management Agreement. Our actual results may differ materially from the following example.

Assume the following:

•☐	AFFO for the 12-month period equals $4,000,000;

•☐	3,000,000 shares of common stock are outstanding and the weighted average number of shares of common stock outstanding during the 12-month period is 3,000,000;

•☐	weighted average issue price per share of common stock is $10.00; and

•☐	incentive fees paid during the first three quarters of such 12-month period are $300,000.

Under these assumptions, the quarterly incentive fee payable to our Manager would be $80,000, as calculated below:

1.	AFFO	$4,000,000
2.	Weighted average issue price per share of common stock of $10.00 multiplied by the weighted average number of shares of common stock outstanding of 3,000,000 multiplied by 7%	$2,100,000
3.	Excess of AFFO over amount calculated in 2 above	$1,900,000
4.	20% of the amount calculated in 3 above	$380,000
5.	Incentive fee equals the amount calculated in 4 above less the incentive fees paid during the first three quarters of such previous 12-month period;	$300,000
6.	Quarterly incentive fee payable to our Manager:	$80,000

Pursuant to the calculation formula, if AFFO increases and the weighted average share price and weighted average number of shares of common stock outstanding remain constant, the incentive fee will increase.

Our Manager computes each quarterly installment of the incentive fee within 45 days after the end of the calendar quarter with respect to which such installment is payable and promptly delivers such calculation to our board of directors. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to our board of directors.

We have yet to pay our Manager or accrue any incentive fees.

Related Person Transaction Policy

Our board of directors has adopted a written related person transaction policy, for which the audit committee oversees compliance. The purpose of this policy is to describe the procedures used to identify, review and approve any existing or proposed transaction, arrangement, relationship (or series of similar transactions, arrangements or relationships) in which (a) we, our Operating Partnership or any of our subsidiaries were, are or will be a participant, (b) the aggregate amount involved exceeds $120,000, and (c) a related person has or will have a direct or indirect interest. For purposes of this policy, a related person is (i) any person who is, or at any time since the beginning of the current fiscal year was, a director, director nominee, or executive officer of the Company, (ii) any beneficial owner of more than 5% of our stock, or (iii) any immediate family member of any of the foregoing persons.

Under this policy, our audit committee is responsible for reviewing and approving or ratifying each related person transaction or proposed related person transaction. In determining whether to approve or ratify a related person transaction, the audit committee is required to consider all relevant facts and circumstances of the related person transaction available to the audit committee and to approve only those related person transactions that are in, or not inconsistent with, the best interests of the Company and its stockholders, as the audit committee determines in good faith. No member of the audit committee is permitted to participate in any consideration of a related person transaction with respect to which that member or any of his or her immediate family is a related person. A copy of our related person transaction policy is available in the Corporate Governance section of our website at http://medalistreit.com.

Related Party Notes

We issued a note to our Manager in exchange for cash in the amount of $183,000 on September 30, 2019 and issued a second note to our Manager in exchange for cash in the amount of $80,000 on October 2, 2019, or $263,000 in the aggregate, to fund a portion of our company’s acquisition of the Brookfield Center Property which closed on October 3, 2019. We also issued a note to our Manager in exchange for cash in the amount of $589,000 on November 29, 2019. The notes were due on demand and beared interest at a rate of 5 percent annually. We paid off these notes in their entirety in February 2020.

Director Independence

A majority of the members of our Board, and all of the members of the audit committee, are “independent.” Two of our current directors, Messrs. Messier and Elliott, are affiliated with us and we do not consider them to be an independent director. Our other current directors, Messrs. Farmer, Pearson and Polk, qualify as “independent directors” as defined under the rules of the Nasdaq Capital Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table presents the aggregate fees billed by Cherry Bekaert LLP for each of the services listed below for the fiscal years ended December 31, 2019 and 2020.

	2019	2020
Audit Fees (1)	$410,815	$297,325
Audit-Related Fees	—	—
Tax Fees (2)	28,240	73,532
All Other Fees (3)	—	14,657
Total	$439,055	$385,514

(1)	Audit fees consist of the aggregate fees billed for professional services rendered by Cherry Bekaert LLP in connection with its audit of our consolidated financial statements, audits required in connection with property acquisitions, and certain additional services associated with our public equity offerings, including reviewing registration statements and the issuance of comfort letters and consents.

(2)	Tax preparation fees consist of the aggregate fees billed for professional services rendered by Cherry Bekaert LLP in connection with the preparation of tax returns for the Company.

(3)	All other fees consist of consulting services provided by Cherry Bekaert LLP in connection with our efforts to identify and select a new accounting system.

Exchange Act rules generally require any engagement by a public company of an accountant to provide audit or non-audit services to be pre-approved by the audit committee of that public company. This pre-approval requirement is waived with respect to the provision of services other than audit, review or attest services if certain conditions set forth in Rule 2-01(c)(7)(i)(C) of Regulation S-X are met. The audit committee charter provides guidelines for the pre-approval of independent auditor services. All of the Tax Fees and All Other Fees detailed above were approved by the audit committee.

PART IV

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

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

The Manager also receives an acquisition fee of 2.0% of the purchase price plus transaction costs, for each property acquired or investment made on the Company’s behalf at the closing of the acquisition of such property or investment, in consideration for the Manager’s assistance in effectuating such acquisition. Acquisition fees are allocated and added to the fair value of the tangible assets acquired and recorded as part of investment properties, net, on the Company’s consolidated balance sheets. No acquisition fees were earned or paid during the year ending December 31, 2020. During the year ended December 31, 2019, the Company paid $649,171 in acquisition fees associated with the Ashley Plaza Property, Clemson Best Western Property and Brookfield Center Property acquisitions.

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

PART IV

EXHIBIT INDEX

Exhibit Number	Description
23.1	Consent of Cherry Bekaert LLP
31.1	Certification of Annual Report by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALIST DIVERSIFIED REIT, INC.

Date: March 31, 2021	/s/ Thomas E. Messier
Thomas E. Messier
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas E. Messier	Chief Executive Officer and Chairman of the Board	March 31, 2021
Thomas E. Messier	(principal executive officer)

/s/ Brent Winn, Jr.	Chief Financial Officer	March 31, 2021
Brent Winn, Jr.	(principal accounting officer and principal financial officer)

/s/ William R. Elliott	President, Chief Operating Officer and	March 31, 2021
William R. Elliott	Vice Chairman of the Board

/s/ Neil P. Farmer	Director	March 31, 2021
Neil P. Farmer

/s/ Charles S. Pearson, Jr.	Director	March 31, 2021
Charles S. Pearson, Jr.

	Director	March 31, 2021
Charles M. Polk, III