Form 10-Q
period 2021-03-31
Medalist Diversified REIT, Inc.
filed 2021-05-14
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at May 14, 2021 was 16,052,617.

Medalist Diversified REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2021

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2021	Dec. 31, 2020
	(Unaudited)
ASSETS
Investment properties, net	$46,962,683	$57,055,862
Cash	3,681,292	2,862,994
Restricted cash	2,669,952	2,233,934
Rent and other receivables, net of allowance of $0 and $4,693, as of March 31, 2021 and December 31, 2020, respectively	347,957	458,752
Assets held for sale	22,093,805	12,410,250
Unbilled rent	761,820	673,728
Intangible assets, net	3,004,290	3,256,362
Other assets	608,414	319,890
Total Assets	$80,130,213	$79,271,772

LIABILITIES
Accounts payable and accrued liabilities	$1,683,755	$1,308,056
Intangible liabilities, net	972,121	1,022,497
Line of credit, short term, net	325,000	325,000
Notes payable	176,300	176,300
Convertible debentures, net	986,837	2,260,565
Mortgages payable, net	40,380,026	48,094,354
Mortgages payable, net, associated with assets held for sale	17,976,368	10,352,000
Mandatorily redeemable preferred stock, net	4,072,706	4,023,257
Total Liabilities	$66,573,113	$67,562,029

EQUITY
Common stock, 6,945,476 and 4,803,287 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	69,453	48,032
Additional paid-in capital	37,316,979	33,105,099
Offering costs	(3,058,559)	(2,992,357)
Accumulated deficit	(21,576,511)	(19,298,987)
Total Stockholders’ Equity	12,751,362	10,861,787
Noncontrolling interests - Hampton Inn Property	(249,621)	(224,383)
Noncontrolling interests - Hanover Square Property	170,764	189,784
Noncontrolling interests - Operating Partnership	884,595	882,555
Total Equity	$13,557,100	$11,709,743
Total Liabilities and Equity	$80,130,213	$79,271,772

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUE
Retail center property revenues	$1,010,293	$1,130,503
Retail center property tenant reimbursements	183,348	245,787
Flex center property revenues	139,704	139,989
Flex center property tenant reimbursements	43,123	55,163
Hotel property room revenues	1,286,748	888,550
Hotel property other revenues	8,637	68,318
Total Revenue	$2,671,853	$2,528,310

OPERATING EXPENSES
Retail center property operating expenses	$327,930	$355,597
Flex center property operating expenses	54,088	52,559
Hotel property operating expenses	797,395	962,696
Bad debt expense	3,196	6,003
Share based compensation expenses	149,981	569,995
Legal, accounting and other professional fees	498,612	402,795
Corporate general and administrative expenses	62,380	75,388
Depreciation and amortization	653,233	1,017,407
Total Operating Expenses	2,546,815	3,442,440
Operating income (loss)	125,038	(914,130)
Interest expense	2,434,132	918,132
Net Loss from Operations	(2,309,094)	(1,832,262)
Other income (loss)	1,352	(918)
Net Loss	(2,307,742)	(1,833,180)
Less: Net loss attributable to Hampton Inn Property noncontrolling interests	(25,238)	(84,960)
Less: Net (loss) income attributable to Hanover Square Property noncontrolling interests	(7,020)	4,966
Less: Net income (loss) attributable to Operating Partnership noncontrolling interests	2,040	(28,893)
Net Loss Attributable to Medalist Common Shareholders	$(2,277,524)	$(1,724,293)

Loss per share from operations - basic and diluted	$(0.39)	$(0.38)

Weighted-average number of shares - basic and diluted	5,856,365	4,553,440

Dividends paid per common share	$-	$0.125

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

For the three months ended March 31, 2021 and 2020

(Unaudited)

	Common Stock						Noncontrolling Interests
	Shares	Par Value	Additional Paid in Capital	Offering Costs	Accumulated Deficit	Total Shareholders’ Equity	Hampton Inn Property	Hanover Square Property	Operating Partnership	Total Equity
Balance, January 1, 2021	4,803,287	$48,032	$33,105,099	$(2,992,357)	$(19,298,987)	$10,861,787	$(224,383)	$189,784	$882,555	$11,709,743

Common stock issuances	2,074,933	$20,748	$3,778,520	$-	$-	$3,799,268	$-	$-	$-	$3,799,268
Share based compensation	67,256	673	149,308	-	-	149,981	-	-	-	149,981
Convertible debenture beneficial conversion feature	-	-	284,052	-	-	284,052	-	-	-	284,052
Offering costs	-	-	-	(66,202)	-	(66,202)	-	-	-	(66,202)
Net (loss) income	-	-	-	-	(2,277,524)	(2,277,524)	(25,238)	(7,020)	2,040	(2,307,742)
Dividends and distributions	-	-	-	-	-	-	-	(12,000)	-	(12,000)
Balance, March 31, 2021	6,945,476	$69,453	$37,316,979	$(3,058,559)	$(21,576,511)	$12,751,362	$(249,621)	$170,764	$884,595	$13,557,100

Balance January 1, 2020	4,500,144	$45,001	$31,702,347	$(2,992,357)	$(10,555,841)	$18,199,150	$1,282,782	$540,791	$830,512	$20,853,235

Share based compensation	247,824	$2,478	$567,517	$-	$-	$569,995	$-	$-	$-	$569,995
Offering costs	-	-	-	-	-	-	-	-	-	-
Net (loss) income	-	-	-	-	(1,724,293)	(1,724,293)	(84,960)	4,966	(28,893)	(1,833,180)
Dividends and distributions	-	-	-	-	(562,537)	(562,537)	-	(20,800)	(27,356)	(610,693)
Non-controlling interests	-	-	-	-	-	-	(375,400)	-	375,400	-

Balance, March 31, 2020	4,747,968	$47,479	$32,269,864	$(2,992,357)	$(12,842,671)	$16,482,315	$822,422	$524,957	$1,149,663	$18,979,357

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(2,307,742)	$(1,833,180)

Adjustments to reconcile consolidated net loss to net cash flows from operating activities
Depreciation	454,774	767,314
Amortization	198,459	250,093
Loan cost amortization	44,190	82,345
Mandatorily redeemable preferred stock issuance cost and discount amortization	49,449	7,128
Convertible debenture issuance cost, discount and beneficial conversion feature amortization	1,455,324	13,171
Amortization of tenant inducements	-	4,260
Above (below) market lease amortization, net	3,237	3,093
Bad debt expense	3,196	6,003
Share-based compensation	149,981	569,995

Changes in assets and liabilities
Rent and other receivables, net	107,599	(5,056)
Unbilled rent	(88,092)	(43,834)
Other assets	(288,524)	34,178
Accounts payable and accrued liabilities	424,967	161,274
Net cash flows from operating activities	206,818	16,784

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(45,150)	(163,246)
Net cash flows from investing activities	(45,150)	(163,246)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(12,000)	(610,693)
Proceeds from line of credit, short term, net	-	550,000
Repayment of line of credit, short term	-	(2,000,000)
Repayment of related party notes payable, short term	-	(852,000)
Repayment of mortgages payable	(134,150)	(50,924)
Proceeds from sale of mandatorily preferred stock, net of capitalized offering costs	-	3,860,882
Proceeds from sale of convertible debentures, net of capitalized offering costs	1,305,000	-
Offering costs paid related to common stock offering	(66,202)	-
Net cash flows from investing activities	1,092,648	897,265

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,254,316	750,803
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	5,096,928	2,072,190
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$6,351,244	$2,822,993

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	3,681,292	701,719
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in condensed consolidated balance sheets	2,669,952	2,121,274
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statements of cash flows	$6,351,244	$2,822,993
	-
Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid	$897,369	$733,113

Non-cash transactions:
Conversion of convertible debentures and accrued interest to common stock	$3,799,268	$-
Transfer of investment properties, net to assets held for sale, net	9,683,555	-
Transfer of mortgages payable, net to mortgages payable associated with assets held for sale, net	7,592,931	-
Exchange for 7.55 percent of the noncontrolling interest in the Hampton Inn Property	-	867,000
Issuance of operating partnership interests in exchange for 3.45 percent of the noncontrolling interest in the Hampton Inn Property	-	375,400

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.	Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of March 31, 2021, the REIT, through the Operating Partnership, owned and operated six properties, the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), the Greensboro Airport Hampton Inn, a hotel with 125 rooms on 2.162 acres in Greensboro, North Carolina (the “Hampton Inn Property”), the Shops at Hanover Square North (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 160,356 square foot retail property located in Goldsboro, North Carolina, the Clemson Best Western University Inn (the “Clemson Best Western Property”), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina and Brookfield Center, a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina (the “Brookfield Center Property”). As of March 31, 2021, the Company owned 78 percent of the Hampton Inn Property as a tenant in common with a noncontrolling owner which owns the remaining 22 percent interest. The Company owns 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owns the remaining 16 percent interest.

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

The Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the three months ended March 31, 2021 or 2020, respectively.

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

As of December 31, 2020, the Company had committed to a plan to sell the Hampton Inn Property. The Company’s plan includes the sale of an asset group that includes the land, site improvements, building, building improvements and furniture, fixtures and equipment associated with the Hampton Inn Property. As a result, the Company determined that as of December 31, 2020, the carrying value of the Hampton Inn Property exceeded its fair value, less estimated costs to sell, and recorded impairment of assets held for sale of $3,494,058 on its condensed consolidated statements of operations during the year ended December 31, 2020. There was no such impairment recorded during the three months ended March 31, 2021 and 2020, respectively. The impairment of assets held for sale represents the difference between the carrying value of the Hampton Inn Property and its estimated fair value, less estimated closing costs. The Company based its estimate of the fair value of the Hampton Inn Property on the actual contract sale price, less estimated closing costs, a level 2 input. The fair value measurement date is as of December 31, 2020. As of March 31, 2021, the Company does not believe that the estimated fair value of the Hampton Inn Property has changed, and the Company has not recorded any further impairment of assets held for sale related to the Hampton Inn Property.

During February 2021, the Company committed to a plan to sell the Clemson Best Western Hotel Property. The Company’s plan includes the sale of an asset group that includes the land, site improvements, building, building improvements and furniture, fixtures and equipment associated with the Clemson Best Western Property. The Company believes that the fair value, less estimated costs to sell, exceeds the Company’s carrying cost, so the Company has not recorded any impairment of assets held for sale related to the Clemson Best Western Property for the three months ended March 31, 2021.

See Note 3 for additional details on impairment of assets held for sale as of March 31, 2021 and December 31, 2020.

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

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually. The Company did not record any impairment adjustments to its intangible assets during the three months ended March 31, 2021 or 2020, respectively.

Details of the deferred costs, net of amortization, arising from the Company’s purchases of the Franklin Square Property, Hanover Square Property, Ashley Plaza Property and Brookfield Center Property are as follows:

	March 31, 2021 (unaudited)	December 31, 2020
Intangible Assets
Leasing commissions	$905,182	$948,427
Legal and marketing costs	80,492	86,786
Above market leases	349,282	402,895
Net leasehold asset	1,669,334	1,818,254
	$3,004,290	$3,256,362
Intangible Liabilities
Below market leases, net	$(972,121)	$(1,022,497)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the three months ended March 31, 2021 and 2020, respectively, were as follows:

	For the three months ending March 31,
	2021 (unaudited)	2020 (unaudited)
Amortization of above market leases	$(53,613)	$(60,547)
Amortization of below market leases	50,376	57,454
	$(3,237)	$(3,093)

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the three months ended March 31, 2021 and 2020, respectively, were as follows:

	For the three months ending March 31,
	2021 (unaudited)	2020 (unaudited)
Leasing commissions	$(43,245)	$(46,480)
Legal and marketing costs	(6,294)	(8,343)
Net leasehold asset	(148,920)	(186,621)
	$(198,459)	$(241,444)

As of March 31, 2021 and December 31, 2020, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $2,551,562 and $2,353,103, respectively.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the remaining nine months ending December 31, 2021	2022	2023	2024	2025	2026-2039	Total
Intangible Assets
Leasing commissions	$124,785	$133,682	$106,075	$88,222	$79,830	$372,588	$905,182
Legal and marketing costs	17,455	18,879	13,960	8,894	5,366	15,938	80,492
Above market leases	160,839	121,137	33,311	7,692	7,692	18,611	349,282
Net leasehold asset	421,162	341,480	195,139	143,256	122,282	446,015	1,669,334
	$724,241	$615,178	$348,485	$248,064	$215,170	$853,152	$3,004,290

Intangible Liabilities
Below market leases, net	$(149,668)	$(177,581)	$(131,112)	$(89,303)	$(63,039)	$(361,418)	$(972,121)

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three months ended March 31, 2021 and 2020, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250,000. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. As of March 31, 2021, the Company held one cash account with a balance that exceeded the FDIC limit by $2,181,325. As of December 31, 2020, the Company held two cash accounts with balances that exceeded the FDIC limit by an aggregate amount of $1,719,233.

Restricted cash represents (i) amounts held by the Company for tenant security deposits, (ii) escrow deposits held by lenders for real estate tax, insurance, and operating reserves, (iii) capital reserves held by lenders for investment property capital improvements and (iv) an escrow for the first year of dividends on the Company’s mandatorily redeemable preferred stock (see Note 4, below).

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of March 31, 2021 and December 31, 2020, the Company reported $109,059 and $109,059, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and other operating reserves. As of March 31, 2021 and December 31, 2020, the Company reported $1,847,252 and $1,352,723, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions furniture, fixtures and equipment, and tenant improvements. As of March 31, 2021 and December 31, 2020, the Company reported $713,641 and $674,520, respectively, in capital property reserves. These funds are being held in reserve, as follows:

Property and Purpose of Reserve	March 31, 2021 (unaudited)	December 31, 2020
Hampton Inn Property – furniture, fixtures and equipment	$18,460	$18,460
Clemson Best Western Property - improvements	50,010	50,009
Clemson Best Western Property - furniture, fixtures and equipment	152,578	149,752
Franklin Square Property - leasing costs	433,490	408,278
Brookfield Center Property – maintenance reserve	59,103	48,021
Total	$713,641	$674,520

Revenue Recognition

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective on January 1, 2019. This adoption did not have a material impact on the Company’s recognition of revenues from either its retail, flex or hotel properties.

Retail and Flex Center Property Revenues

The Company recognizes minimum rents from its retail center properties (the Franklin Square, Hanover Square and Ashley Plaza properties) and flex center property (Brookfield Center) on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, the Company reported $761,820 and $673,728, respectively, in unbilled rent.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, on the condensed consolidated statements of operations under the captions "Retail center property tenant reimbursements” and “Flex center property tenant reimbursements." This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives payments for these reimbursements from substantially all its tenants on a monthly basis throughout the year.

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final. Since these differences are determined annually under the leases and accrued as of December 31 in the year earned, no such revenues were recognized during the three months ended March 31, 2021 and 2020.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the three months ended March 31, 2021 and 2020, respectively, no such termination costs were recognized.

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

Hotel Property Operating Expenses

All personnel of the Hampton Inn Property and Clemson Best Western Property are directly or indirectly employees of Marshall Hotels and Resorts, Inc. (“Marshall”), the Company’s hotel management firm. In addition to fees and services discussed above, the Hampton Inn Property and Clemson Best Western Property reimburse Marshall for all employee related service costs, including payroll salaries and wages, payroll taxes and other employee benefits paid by Marshall on behalf of the respective property. For the Hampton Inn Property, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the three months ended March 31, 2021 and 2020 were $164,427 and $144,383, respectively. For the Clemson Best Western Property, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the three months ended March 31, 2021 and 2020 were $103,553 and $150,178, respectively. The amounts are included in hotel property operating expenses in the accompanying condensed consolidated statements of operations.

Rent and other receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. (Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above.) The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of March 31, 2021 and December 31, 2020, the Company’s allowance for uncollectible rent totaled $0 and $4,693, respectively, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables. Management determined that no additional general reserve is considered necessary as of March 31, 2021 and December 31, 2020, respectively.

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

 During the three months ended March 31, 2021 and 2020, respectively, the Company’s Hampton Inn TRS entity generated a tax loss, so no income tax expense was recorded. During the three months ended March 31, 2021 and 2020, respectively, the Company’s Clemson Best Western TRS entity generated taxable income, but the Company believes that its net operating loss carryforwards from prior periods will offset this taxable income, so no income tax expense was recorded.

Management has evaluated the effect of the guidance provided by GAAP on Accounting for Uncertainty of Income Taxes and has determined that the Company had no uncertain income tax positions.

Use of Estimates

The Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and revenues and expenses during the reported period. The Company’s actual results could differ from these estimates.

Noncontrolling Interests

There are three elements of noncontrolling interests in the capital structure of the Company. The ownership interests not held by the REIT are considered noncontrolling interests. Accordingly, noncontrolling interests have been reported in equity on the condensed consolidated balance sheets but separate from the Company’s equity. On the condensed consolidated statements of operations, the subsidiaries are reported at the condensed consolidated amount, including both the amount attributable to the Company and noncontrolling interests. The Company’s condensed consolidated statements of changes in stockholders’ equity includes beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

The first noncontrolling interest is in the Hampton Inn Property. In 2017, the noncontrolling owner of the Hampton Inn Property provided $2.3 million as part of the acquisition of the Hampton Inn Property for a 36 percent tenancy in common ownership interest. The Company acquired a 64 percent tenancy in common interest through its subsidiaries. Effective on January 1, 2020, the Company entered into a transaction with the noncontrolling owner of the Hampton Inn Property by which the noncontrolling owner exchanged (i) 7.55 percent of its tenant in common interest in the Hampton Inn Property for the settlement of $867,000 in advances made by the Company to the Hampton Inn Property (of which $312,120, or 36 percent, were made on behalf of the noncontrolling owner); and (ii) 3.45 percent of its tenant in common interest in the Hampton Inn Property for 93,850 units of the Operating Partnership. As a result of this transaction, effective on January 1, 2020, the Company’s tenant-in-common interest in the Hampton Inn Property increased from 64 percent to 75 percent, and the noncontrolling owner’s tenant-in-common interest decreased from 36 percent to 25 percent. Effective on November 9, 2020, the noncontrolling owner exchanged 3 percent of its tenant in common interest in the Hampton Inn Property for the settlement of $1,021,960 in advances made by the Company to the Hampton Inn Property (of which $255,490, or 25 percent, were made on behalf of the noncontrolling owner). As a result of this transaction, the Company’s tenant-in-common interest in the Hampton Inn Property increased from 75 percent to 78 percent, and the noncontrolling owner’s tenant-in-common interest decreased from 25 percent to 22 percent. These transactions did not have any impact on the Company’s total assets, liabilities or shareholder’s equity or total equity as of March 31, 2021 or December 31, 2020.

The Hampton Inn Property’s net loss is allocated to the noncontrolling ownership interest based on its percent ownership. During the three months ended March 31, 2021, 22 percent of the Hampton Inn’s net loss of $114,717 or $25,238, was allocated to the noncontrolling partnership interest. During the three months ended March 31, 2020, 25 percent of the Hampton Inn’s net loss of $339,836, or $84,960 was allocated to the noncontrolling partnership interest.

The second noncontrolling interest is in the Hanover Square Property in which the Company owns an 84 percent tenancy in common interest through its subsidiary and an outside party owns a 16 percent tenancy in common interest. The Hanover Square Property’s net loss is allocated to the noncontrolling ownership interest based on its 16 percent ownership. During the three months ended March 31, 2021, 16 percent of the Hanover Square Property’s net loss of $43,882 or $7,020 was allocated to the noncontrolling ownership interest. During the three months ended March 31, 2020, 16 percent of the Hanover Square Property’s net income of $31,037 or $4,966 was allocated to the noncontrolling ownership interest.

The third noncontrolling ownership interest are the units in the Operating Partnership that are not held by the REIT. In 2017, 125,000 Operating Partnership units were issued to members of the selling LLC which owned the Hampton Inn Property who elected to participate in a 721 exchange, which allows the exchange of interests in real property for shares in a real estate investment trust. These members of the selling LLC invested $1,175,000 in the Operating Partnership in exchange for 125,000 Operating Partnership units. Additionally, as discussed above, effective on January 1, 2020, 93,850 Operating Partnership units were issued in exchange for approximately 3.45 percent of the noncontrolling owner’s tenant in common interest in the Hampton Inn Property. On August 31, 2020, a unitholder converted 5,319 Operating Partnership units into shares of Common Stock. As of March 31, 2021, there were 213,531 Operating Partnership units outstanding.

The Operating Partnership units not held by the REIT represent 2.98 percent and 4.41 percent of the outstanding Operating Partnership units as of March 31, 2021 and December 31, 2020, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships units are issued or as units are exchanged for the Company’s $0.01 par value per share Common Stock. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net loss is allocated to the noncontrolling unit holders based on their ownership interest.

During the three months ended March 31, 2021, a weighted average of 3.37 percent of the Operating Partnership’s net income of $60,555, or $2,040, was allocated to the noncontrolling unit holders. During the three months ended March 31, 2020, a weighted average of 4.58 percent of the Operating Partnership’s net loss of $630,176, or $28,893, was allocated to the noncontrolling unit holders.

Recent Accounting Pronouncements

For each of the accounting pronouncements that affect the Company, the Company has elected or plans to elect to follow the rule that allows companies engaging in an initial public offering as an Emerging Growth Company to follow the private company implementation dates.

Accounting for Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this update govern a number of areas including, but not limited to, accounting for leases, replacing the existing guidance in ASC No. 840, Leases.  Under this standard, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheets.  Other significant provisions of this standard include (i) defining the “lease term” to include the non-cancelable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheets to contemplate only those variable lease payments that depend on an index or that are in substance “fixed,” (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits and (iv) a requirement to bifurcate certain lease and non-lease components.  The lease standard was effective for public companies for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years) and for private companies, fiscal years beginning after December 15, 2019, with early adoption permitted.  The FASB subsequently deferred the effective date of ASU 2016-02 for private companies by one year, to fiscal years beginning after December 15, 2020, to provide those companies with additional time to address various implementation challenges and complexities. In June 2020, the FASB further deferred the effective date due to the effects on private companies from business and capital market disruptions caused by the novel coronavirus (“COVID-19”) pandemic. ASU 2016-02 is now effective for private companies for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. The Company plans to adopt the standard effective on January 1, 2022. The accounting for leases under which the Company is the lessor remains largely unchanged and the Company is not currently a “lessee” under any lease agreements. Management does not believe the adoption will have a material impact on the Company’s condensed consolidated financial statements.

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, lessors may provide rent deferrals and other lease concessions to lessees. In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected the practical expedient and will not apply lease modification accounting on a lease-by-lease basis where applicable. As a result, $248,521 and $228,346 of deferred rent is included in accounts receivable on the Company’s condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

In addition, to the deferred rent agreements granted by the Company, the Company has abated rent payments totaling $456,714 from various tenants that would have been paid from the March 2020 onset of the COVID-19 pandemic through March 31, 2021, as follows:

	Three months ended March 31,		Remaining nine months ended December 31,
	2021 Actual (1) (unaudited)	2020 Actual (unaudited)	2021 Future (2) (unaudited)	2020 Actual (1) (unaudited)
Rent abated	$109,818	$-	$329,453	$346,896

(1)	Actual rent abatements reduce rental revenues recorded on the Company's condensed consolidated statement of operations.
(2)	Projected future rent abatements are reflected as reductions of future minimum rents in Note 6, below.

	As of March 31,		As of December 31,
	2021 (1) (unaudited)	2020 (1) (unaudited)	2021 (2) (unaudited)	2020 (1)
Cumulative rent abated	$456,714	$-	$786,167	$346,896

(1)	Actual
(2)	Projected

In the case of prospective rent abatements (those granted in advance of the due date of the abated rental payments), these amounts are recorded as a reduction to retail center property revenues on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2021 and for the year ended December 31, 2020. In the case of retroactive rent abatements (those granted for past due, unpaid rent that has already been recognized as rent revenue on the Company’s condensed consolidated statement of operations), these amounts were recorded as a bad debt expense on the Company’s consolidated statement of operations for the year ended December 31, 2020. No such rent reductions were recorded for the three months ended March 31, 2021 or 2020. (See “other risks and uncertainties” in Note 8, below).

Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, such as accounts receivable and loans. The guidance will require that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. The Company is continuing to evaluate the impact the adoption of the guidance will have on its condensed consolidated financial statements and has not yet determined if it will adopt the update effective on the required effective date of January 1, 2023, or whether it will elect earlier adoption.

Effects of Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The London Interbank Offered Rate (LIBOR), which is widely used as a reference interest rate in debt agreements and other contracts, is scheduled to be discontinued for new contracts by December 31, 2021, and its publication for existing contracts is scheduled to be discontinued by June 30, 2023. Financial market regulators in certain jurisdictions throughout the world have undertaken reference rate reform initiatives to guide the transition and modification of debt agreements and other contracts that are currently based on LIBOR to the successor reference rate that will replace it. ASU 2020-04 was issued to provide companies that will be impacted by these changes with the opportunity to elect certain expedients and exceptions that are intended to ease the potential burden of accounting for or recognizing the effects of reference rate reform on financial reporting. Companies may generally elect to make use of the expedients and exceptions provided by ASU 2020-04 for any reference rate contract modifications that occur in reporting periods that encompass the timeline from March 12, 2020 to December 31, 2022. The Company currently has two outstanding mortgage loans with corresponding interest rate protection agreements and the line of credit, short term, which use USD LIBOR as the reference interest rate (see Note 5, below). The Hampton Inn Property mortgage loan matures on May 9, 2022. The Clemson Best Western Property mortgage loan matures in October 2022. Since both mortgage loans are expected to mature prior to the date that publication of the applicable USD LIBOR rate is discontinued, no transition to a replacement reference rate is currently expected for either loan. The line of credit, short term, was repaid on April 21, 2021. While the Company is continuing to review the guidance in ASU 2020-04, it does not currently expect that it will need to use the expedients and exceptions provided therein with respect to the replacement of USD LIBOR as the reference rate in any agreements.

Debt With Conversion Options

In August 2020, the FASB issued ASU 2020-06, Debt - Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The objective of ASU 2020-06 is to reduce the current complexity involved in accounting for convertible financial instruments by reducing the number of accounting models applicable to those instruments in the existing guidance. Following the adoption of ASU 2020-06, companies are expected to encounter fewer instances in which a convertible financial instrument must be separated into a debt or equity component and a derivative component for accounting purposes due to the embedded conversion feature. As a result of these revisions, debt instruments issued with a beneficial conversion feature will no longer require separation and thus will be accounted for as a single debt instrument under the updated guidance. In addition to those changes, ASU 2020-06 adds several incremental financial statement disclosures with respect to a company’s convertible financial instruments and makes certain refinements with respect to calculating the effect of those instruments on a company’s diluted earnings per share. ASU 2020-06 is effective for public companies for fiscal years beginning after December 15, 2021 (including interim periods within those fiscal years), and for private companies, fiscal years beginning after December 15, 2023. Early adoption of the guidance is permitted, but no earlier than fiscal years beginning after December 15, 2020. As discussed in Note 5, below, during the period from October 2020 to January 2021, the Company issued debentures that are convertible into shares of its common stock. Those debentures are subject to the accounting guidance for convertible financial instruments. During the three months ended March 31, 2021, $4,250,000 of the $5,000,000 total principal amount of the debentures was converted to common stock. The Company is currently evaluating the changes to the accounting guidance for convertible financial instruments set forth under ASU 2020-06, but is not required to adopt the updated guidance before January 1, 2024. No determination has been made at this time with respect to early adoption.

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

3.	Investment Properties

Investment properties consist of the following:

	March 31, 2021 (unaudited)	December 31, 2020 (1)
Land	$10,223,987	$12,281,693
Site improvements	3,285,639	3,751,212
Buildings and improvements (2)	38,125,403	45,137,682
Furniture, fixtures and equipment	-	825,147
Investment properties at cost (3)	51,635,029	61,995,734
Less accumulated depreciation	4,672,346	4,939,872
Investment properties, net	$46,962,683	$57,055,862

(1)	As of December 31, 2020, the Clemson Best Western Property is recorded as an investment property. As of March 31, 2021, the Clemson Best Western Property is recorded as an asset held for sale. Please see the note on “assets held for sale”, below.

(2)	Includes tenant improvements (both those acquired at the acquisition and those constructed after the acquisition), tenant inducements, capitalized leasing commissions and other capital costs incurred post-acquisition.

(3)	Excludes intangible assets and liabilities (see Note 2, above, for a discussion of the Company’s accounting treatment of intangible assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $454,774 and $767,314 for the three months ended March 31, 2021 and 2020, respectively.

Capitalized tenant improvements

The Company carries two categories of capitalized tenant improvements on its condensed consolidated balance sheets, both of which are recorded under Investment properties, net on the Company’s condensed consolidated balance sheets. The first category is the allocation of acquisition costs to tenant improvements that is recorded on the Company’s condensed consolidated balance sheet as of the date of the Company’s acquisition of the investment property. The second category are tenant improvement costs incurred and paid by the Company subsequent to the acquisition of the investment property. Both are recorded as a component of investment properties on the Company’s condensed consolidated balance sheets. Depreciation expense on both categories of tenant improvements is recorded as a component of depreciation expense on the Company’s condensed consolidated statement of operations.

The Company generally records depreciation of capitalized tenant improvements on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	March 31, 2021 (unaudited)	December 31, 2020
Capitalized tenant improvements – acquisition cost allocation, net	$1,092,938	$1,155,505
Capitalized tenant improvements incurred subsequent to acquisition, net	213,300	179,919

During the three months ended March 31, 2021 and 2020, the Company recorded $45,150 and $60,000, respectively, in capitalized tenant improvements. During June 2020, a tenant in the Company’s Franklin Square Property notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the capitalized tenant improvement associated with this lease that was recorded as part of the purchase of the Franklin Square Property and carried on the Company’s condensed consolidated balance sheets related to this lease of $81,860 should be written off. This amount is included in the loss on impairment reported on the Company’s consolidated statement of operations for the year ended December 31, 2020.

Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $11,769 and $10,536 for the three months ended March 31, 2021 and 2020, respectively.

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $62,567 and $71,667 for the three months ended March 31, 2021 and 2020, respectively.

Capitalized leasing commissions

The Company carries two categories of capitalized leasing commissions on its condensed consolidated balance sheets. The first category is the allocation of acquisition costs to leasing commissions that is recorded as an intangible asset (see Note 2, above, for a discussion of the Company’s accounting treatment for intangible assets) on the Company’s condensed consolidated balance sheet as of the date of the Company’s acquisition of the investment property. The second category is leasing commissions incurred and paid by the Company subsequent to the acquisition of the investment property. These costs are carried on the Company’s condensed consolidated balance sheets under investment properties.

The Company generally records depreciation of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	March 31, 2021 (unaudited)	December 31, 2020
Capitalized leasing commissions, net	$331,725	$346,437

During the three months ended March 31, 2021 and 2020, the Company recorded $0 and $56,746, respectively in capitalized leasing commissions. Depreciation of capitalized leasing commissions was $14,712 and $11,069 for the three months ended March 31, 2021 and 2020, respectively.

Assets held for sale

The Company records properties as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Management believes that its plans to sell the Hampton Inn Property and Clemson Best Western Hotel Property meet these criteria and, as of March 31, 2021, the assets held for sale on the Company’s condensed consolidated balance sheets include certain assets associated with the Hampton Inn Property and Clemson Best Western Property.

As of December 31, 2020, the Company committed to a plan to sell an asset group associated with the Hampton Inn Property that includes the land, site improvements, building, building improvements and furniture, fixtures and equipment. As a result, as of December 31, 2020, the Company reclassified these assets, and the related mortgage payable, net, for the Hampton Inn Property as assets held for sale and liabilities associated with assets held for sale, respectively. The Company expects that it will retain cash and restricted cash and will be responsible for the extinguishment of any accounts payable and other liabilities associated with the Hampton Inn Property. Accordingly, these amounts are excluded from the assets and related liabilities that have been reclassified as assets held for sale and liabilities associated with assets held for sale as of December 31, 2020. For the year ended December 31, 2020, the Company recorded an impairment charge of $3,494,058 on assets held for sale. This impairment charge resulted from reducing the carrying value of the Hampton Inn Property for the amounts that exceeded the property’s estimated fair value less estimated selling costs. See Note 2, above.

During February 2021, the Company committed to a plan to sell an asset group associated with the Clemson Best Western Hotel Property that includes the land, site improvements, building, building improvements and furniture, fixtures and equipment. As a result, as of March 31, 2021, the Company reclassified these assets, and the related mortgage payable, net, for the Clemson Best Western Property as assets held for sale and liabilities associated with assets held for sale, respectively. The Company expects that it will retain cash and restricted cash and will be responsible for the extinguishment of any accounts payable and other liabilities associated with the Clemson Best Western Property. The Company believes that the fair value, less estimated costs to sell, exceeds the Company’s carrying cost, so the Company has not recorded any impairment of assets held for sale related to the Clemson Best Western Property for the three months ended March 31, 2021. For the three months ended March 31, 2020, no such impairment charges were recorded.

As of March 31, 2021 and December 31, 2020, assets held for sale and liabilities associated with assets held for sale consisted of the following:

	March 31, 2021 (unaudited)	December 31, 2020
Investment properties, net	$22,093,805	$12,410,250
Total assets held for sale	$22,093,805	$12,410,250

	March 31, 2021 (unaudited)	December 31, 2020
Mortgages payable, net	$17,976,368	$10,352,000
Total liabilities associated with assets held for sale	$17,976,368	$10,352,000

4.	Mandatorily Redeemable Preferred Stock

On February 19, 2020, the Company issued and sold 200,000 shares of 8.0% Series A cumulative redeemable preferred stock at $23.00 per share, resulting in gross proceeds of $4,600,000. Net proceeds from the issuance were $3,860,882, which includes the impact of the underwriter’s discounts, selling commissions and legal, accounting and other professional fees, and is presented on the Company’s condensed consolidated balance sheets as mandatorily redeemable preferred stock. At issuance, the Company created an escrow for $371,111 for the first year of dividends, which is reported as restricted cash on the Company’s consolidated balance sheets. As of March 31, 2021 and December 31, 2020, respectively, the balance of the preferred dividend escrow was $0 and $97,632, respectively.

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

If outstanding on February 19, 2025, the mandatorily redeemable preferred stock must be redeemed by the Company on that date, the fifth anniversary of the date of issuance. Beginning on February 19, 2022, the second anniversary of the issuance, the Company may redeem the outstanding mandatorily redeemable preferred stock for an amount equal to its aggregate liquidation preference, plus any accrued but unpaid dividends. The holders of the mandatorily redeemable preferred stock may also require the Company to redeem the stock upon a change of control of the Company for an amount equal to its aggregate liquidation preference plus any accrued and unpaid dividends thereon.

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

The Company has classified the mandatorily redeemable preferred stock as a liability in accordance with ASC Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying condensed consolidated statements of operations (see Note 5, below, for a discussion of interest expense associated with the mandatorily redeemable preferred stock).

For all periods the mandatorily redeemable preferred stock has been outstanding, the Company has paid a cash dividend on the stock equal to 8 percent per annum, paid quarterly, as follows:

Payment Date	Record Date	Amount per share	For the period
April 27, 2020	April 24, 2020	$0.37	February 19, 2020 - April 27, 2020
July 24, 2020	July 22, 2020	0.50	April 28, 2020 - July 24, 2020
October 26, 2020	October 23, 2020	0.50	July 25, 2020 - October 26, 2020
February 1, 2021	January 29, 2021	0.50	October 27, 2020 - February 1, 2021
April 30, 2021	April 26, 2021	0.50	February 2, 2021 – April 30, 2021

As of March 31, 2021 and December 31, 2020, the Company reported $70,004 and $70,004, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock. This amount is reported in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets.

The mandatorily redeemable preferred stock was issued at $23.00 per share, a $2.00 per share discount. The total discount of $400,000 is being amortized over the five-year life of the shares using the effective interest method. Additionally, the Company incurred $739,118 in legal, accounting, other professional fees and underwriting discounts related to this offering. These costs were recorded as deferred financing costs on the accompanying condensed consolidated balance sheets as a direct deduction from the carrying amount of the mandatorily redeemable preferred stock liability and are being amortized using the effective interest method over the term of the agreement.

Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $49,449 and $20,299 were included in interest expense for the three months ended March 31, 2021 and 2020, respectively, in the accompanying condensed consolidated statements of operations. Accumulated amortization of the discount and deferred financing costs was $211,824 and $162,375 as of March 31, 2021 and December 31, 2020, respectively.

5.	Loans Payable

Mortgages Payable

The Company’s mortgages payables, net, consists of the following:

				Balance
Property	Monthly Payment	Interest Rate	Maturity	March 31, 2021 (unaudited)	December 31, 2020
Franklin Square (a)	Interest only	4.70%	October 2021	$14,275,000	$14,275,000
Hanover Square (b)	$56,882	4.25%	December 2027	10,320,244	10,380,791
Ashley Plaza (c)	$52,795	3.75%	September 2029	11,297,387	11,349,518
Clemson Best Western (d)	Interest only	Variable	October 2022	-	7,750,000
Brookfield Center (e)	$22,876	3.90%	November 2029	4,821,415	4,842,887
Unamortized issuance costs, net				(334,020)	(503,842)
Total mortgages payable, net				$40,380,026	$48,094,354

(a)

The mortgage loan for the Franklin Square Property matures in October 2021. The Company will commence efforts in mid-2021 to refinance this mortgage, but there is no guarantee that the Company’s efforts will be successful.

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

The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 to 1.00 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of March 31, 2021 and December 31, 2020, respectively, the Company believes that it is compliant with these covenants.

(c)

The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and is interest only for the first twelve months.  Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.

(d)	As of March 31, 2021, the Company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale (see below).
(e)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.

Mortgages payable, net, associated with assets held for sale

The Company’s mortgages payables, net, associated with assets held for sale, consists of the following:

				Balance
Property	Monthly Payment	Interest Rate	Maturity	March 31, 2021 (unaudited)	December 31, 2020
Hampton Inn (a)	Interest only	Variable	May 2022	$10,400,000	$10,400,000
Clemson Best Western (b)	Interest only	Variable	October 2022	7,750,000	-
Unamortized issuance costs, net				(173,632)	(48,000)
Total mortgages payable, net, associated with assets held for sale				17,976,368	10,352,000

(a)

As of December 31, 2020, the Company reclassified the mortgage loan for the Hampton Inn Property to mortgages payable, net, associated with assets held for sale. The mortgage loan for the Hampton Inn Property matured on November 9, 2020 and, on November 9, 2020 the Company entered into an amendment to extend the loan until May 2022. The Company has accounted for this transaction as a loan modification in accordance with ASC 470. Under this accounting treatment, the Company recorded $54,000 in capitalized loan issuance costs for loan fees paid to the lender and recorded $22,784 in third party costs associated with the transaction as an expense under hotel property operating expenses on the Company’s condensed consolidated statement of operations for the year ended December 31, 2020.

The mortgage loan for the Hampton Inn Property bears interest at a variable rate based on LIBOR with a minimum rate of 6.50 percent. The interest rate payable is the USD LIBOR one-month rate plus 6.25 percent.  As of March 31, 2021 and December 31, 2020, the rate in effect for the Hampton Inn Property mortgage was 6.50 percent and 6.50 percent, respectively.

(b)	As of March 31, 2021, the Company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale. The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of March 31, 2021 and December 31, 2020, respectively, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent.

Convertible Debentures

On October 27, 2020, the Company entered into a definitive agreement with a financing entity to issue and sell convertible debentures in an aggregate principal amount of up to $5 million pursuant to a private offering exempt from registration under the Securities Act of 1933, as amended. The debentures were issued at a 5 percent discount to the principal amount, accrue interest at a rate of 5 percent per annum (payable at maturity), and were closed in three separate tranches as follows: (i) convertible debenture of $1.5 million issued and sold on October 27, 2020 upon the signing of the definitive agreement, (ii) convertible debenture of $2.0 million issued and sold on December 22, 2020 upon the filing of a registration statement with the U.S. Securities and Exchange Commission (“SEC”) relating to the shares of common stock that may be issued upon the conversion of the convertible debentures, and (iii) convertible debenture of $1.5 million issued and sold on January 5, 2021, the date the registration statement was declared effective by the SEC. The second and third closings of the convertible debentures were subject to the Company successfully obtaining approval from its common stockholders for the issuance of shares of common stock that may be issued upon the conversion of the convertible debentures.  Net proceeds from the issuance and sale of the convertible debentures totaled $4,231,483.

Tranche	Closing Date	Principal Amount	Discount	Debt Issuance Costs – Cash	Net Cash Proceeds
Tranche 1	October 27, 2020	$1,500,000	$(75,000)	$(155,555)	$1,269,445
Tranche 2	December 22, 2020	2,000,000	(100,000)	(207,407)	1,692,593
Tranche 3	January 5, 2021	1,500,000	(75,000)	(155,555)	1,269,445
Total		$5,000,000	$250,000	$518,517	$4,231,483

The 5 percent issue discount totaled $250,000 and is being amortized over the one-year term of the debentures using the effective interest method. The Company also paid a total of $518,517 in issuance costs, including legal, accounting, other professional fees, and underwriting discounts. In addition to the closing costs paid in cash, the Company paid $123,000 in debt issuance costs in common shares of the Company. These issuance costs were recorded as deferred debt issuance costs on the accompanying condensed consolidated balance sheets as a direct deduction from the carrying amount of the convertible debentures and are being amortized over the one-year term of the debentures using the effective interest method.

Based on the terms and relevant conversion details, the debt component and embedded conversion option of the debentures are not bifurcated for accounting purposes under ASC 815, Derivative Instruments and Hedging Activities. Because the variable conversion price of the debentures was lower than the market price of the Company’s common stock at the commitment date, the debentures have a beneficial conversion feature as outlined in ASC 470, Debt. The intrinsic value of the beneficial conversion feature totaled $946,840 and was recorded as an increase in additional paid-in capital and a corresponding incremental discount on the carrying value of the debentures.

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

As of March 31, 2021, the convertible debenture holder has elected to convert a total of $3,750,000 in principal of the convertible debentures and $49,268 in accrued interest to the Company’s common shares, receiving 2,074,775 common shares at an average conversion price of $1.83, as set forth in the table below.

Conversion Date	Principal Amount Converted	Accrued and Unpaid Interest Converted	Total Conversion Amount	Conversion Price	Common Shares Issued
January 6, 2021	$100,000	$411	$100,411	$1.9079	52,629
January 14, 2021	200,000	1,534	201,534	1.9079	105,631
January 15, 2021	300,000	164	300,164	1.9079	157,327
January 21, 2021	300,000	740	300,740	2.0060	149,920
January 26, 2021	500,000	411	500,411	2.0060	249,457
February 9, 2021	100,000	192	100,192	2.0078	49,901
February 9, 2021	400,000	13,699	413,699	2.0078	206,046
February 10, 2021	500,000	219	500,219	2.0078	249,138
February 17, 2021	200,000	1,055	201,055	2.0193	99,567
March 10, 2021	400,000	2,589	402,589	1.5637	257,459
March 11, 2021	250,000	69	250,068	1.5637	159,921
March 12, 2021	250,000	34	250,034	1.5637	159,899
March 12, 2021	250,000	28,151	278,151	1.5637	177,880
Total Conversions	$3,750,000	$49,268	$3,799,268		2,074,775

The principal amount outstanding of the convertible debentures as of March 31, 2021 and December 31, 2020 was $1,250,000 and $3,500,000, respectively. As of March 31, 2021, and December 31, 2020, the carrying amount of the convertible debentures, net, was $986,837 and $2,260,565, respectively. A reconciliation of the carrying amount as of March 31, 2021 is set forth in the two tables, below.

	Convertible debentures – Reconciliation of Carrying Amount as of March 31, 2021
	Principal Amount	Discount	Debt Issuance Costs – Cash	Net Cash Proceeds	Debt Issuance Costs – Stock	Beneficial Conversion Feature	2020 Amortization of Discount, Issuance Costs and Beneficial Conversion Feature (1)	Net Carrying Amount prior to Conversions
Tranche 1	$1,500,000	$(75,000)	$(155,555)	$1,269,445	$(36,900)	$(284,052)	$99,724	$1,048,217
Tranche 2	2,000,000	(100,000)	(207,407)	1,692,593	(49,200)	(378,736)	20,146	1,284,803
Tranche 3	1,500,000	(75,000)	(155,555)	1,269,445	(36,900)	(284,052)	-	948,493
Total	$5,000,000	$(250,000)	$(518,517)	$4,231,483	$(123,000)	$(946,840)	$119,870	$3,281,513

(1)	Amortization of convertible debenture discount, issuance costs and beneficial conversion feature for the year ended December 31, 2020 is recorded as a component of interest expense on the Company’s consolidated statements of operations.

	Convertible debentures – Reconciliation of Carrying Amount as of March 31, 2021
	Net Carrying Amount prior to Conversions	Amortization of Discount, Issuance Costs and Beneficial Conversion Feature for the three months ended March 31, 2021 (1)	Conversions of Principal Balance of Convertible Debentures	Write-off unamortized Issuance Costs and Beneficial Conversion (2)	Balance – March 31, 2021
Tranche 1	$1,048,217	$130,951	$(250,000)	$57,669	$986,837
Tranche 2	1,284,803	107,733	(2,000,000)	607,464	-
Tranche 3	948,493	23,873	(1,500,000)	527,634	-
Total	$3,281,513	$262,557	$(3,750,000)	$1,192,767	$986,837

(1)	Amortization of convertible debenture discount, issuance costs and beneficial conversion feature for the three months ended March 31, 2021 are recorded as a component of interest expense on the Company’s condensed consolidated statements of operations.

(2)	Upon conversion of a portion of the convertible debentures, a pro rata share of the unamortized discount, issuance costs and beneficial conversion feature are written off. Any such amounts written off are recorded as a component of interest expense on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2021.

Line of credit, short term and note payable, short term

As of March 31, 2021 and December 31, 2020, the Company had a line of credit, short term, outstanding in the principal amount of $325,000 and $325,000, respectively. The line of credit, short term, was established on August 21, 2019 to provide short term funding for the Company’s acquisition of the Ashley Plaza Property and the Clemson Best Western Property (see discussion of 2019 acquisitions in Note 3, above). On February 20, 2020, the Company repaid the line of credit, short term, in the amount of $2,000,000 plus accrued interest of $21,437. Effective on February 21, 2020, the original maturity date of the line of credit, short term, the Company extended the line of credit, short term, for 60 days until April 21, 2020. On March 3, 2020 the Company received $550,000 in funding from the line of credit, short term, to fund working capital and dividend payments. On April 21, 2020, the Company extended the line of credit, short term, for 40 days until May 31, 2020. On May 31, 2020, the Company extended the line of credit, short term, for 90 days until August 31, 2020. On August 12, 2020, the Company extended the line of credit, short term, until September 30, 2020. On November 4, 2020, the Company made a $225,000 payment to reduce the balance of the line of credit, short term to $325,000, and extended the line of credit, short term, until March 31, 2021. On March 18, 2021 the Company extended the line of credit, short term, until April 30, 2021. On April 21, 2021 the Company repaid the line of credit, short term, in full.

The line of credit, short term, bears interest at a variable rate calculated at 250 basis points over USD 1-Month LIBOR as published in the Wall Street Journal. The rate adjusts on the first day of each month during which the loan is outstanding. As of March 31, 2021 and December 31, 2020, the rate in effect for the line of credit, short term, was 2.619 percent and 2.653 percent, respectively. Interest expense for the three months ended March 31, 2021 and 2020 includes amortization of the capitalized issuance costs of $0 and $10,000, respectively, using the straight-line method, which approximates to the effective interest method, over the initial, six-month term of the loan.

Notes payable

As of March 31, 2021 and December 31, 2020, the Company had a note payable outstanding in the principal amount of $176,300 and $176,300, respectively, under the Small Business Administration’s Paycheck Protection Program (the “SBA PPP Loan Program”). This note was issued on April 30, 2020, on behalf of a subsidiary, MDR PMI Greensboro TRS, LLC, the entity that operates the Hampton Inn Property. The Company used these funds pursuant to the limitations established by the SBA PPP Loan Program for payroll and other eligible expenses for the Hampton Inn Property. Under the terms of the loan, all, a portion or none of the loan may be forgiven, based on criteria established by the SBA PPP Loan Program. The Company believes that it has expended the loan funds in accordance with the criteria required for forgiveness and has submitted its forgiveness application to the SBA PPP Loan Program, but there is no assurance that all or a portion of the loan will be forgiven. Any portion of the loan that is not forgiven will bear interest at a fixed rate of 1 percent per annum and be repaid in 18 monthly installments of principal and interest of $9,923. Under the original terms of the SBA PPP Loan Program, principal and interest payments would have commenced on November 1, 2020. However, due to changes in regulations for the SBA PPP Loan Program, commencement of principal and interest payments were extended until ten months after the completion of the borrower’s “Covered Period”, as defined by the SBA PPP Loan Program to provide borrowers sufficient time to submit loan forgiveness applications. Under these guidelines, the Company’s principal and interest payments for the Hampton Inn PPP loan would commence on August 15, 2021 if the Company does not qualify for loan forgiveness.

Interest expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the three months ended March 31, 2021 (unaudited)
	Mortgage Interest Expense	Amortization of discounts and capitalized issuance costs	Other interest expense	Total
Franklin Square	$167,731	$2,322	$-	$170,053
Hanover Square	110,832	3,234	-	114,066
Hampton Inn	169,000	9,000	4,378	182,378
Ashley Plaza	106,086	4,359	-	110,445
Clemson Best Western	138,531	22,437	1,576	162,544
Brookfield Center	47,084	2,838	-	49,922
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	-	49,449	100,000	149,449
Amortization and interest on convertible debentures	-	1,455,324	36,219	1,491,543
Line of credit, short term	-	-	2,744	2,744
Other interest	-	-	988	988
Total interest expense	$739,264	$1,548,963	$145,905	$2,434,132

	For the three months ended March 31, 2020 (unaudited)
	Mortgage Interest Expense	Amortization of discounts and capitalized issuance costs	Other interest expense	Total
Franklin Square	$169,595	$4,638	$-	$174,233
Hanover Square	103,684	3,183	-	106,867
Hampton Inn	174,929	34,890	3,987	213,806
Ashley Plaza	108,064	4,359	-	112,423
Clemson Best Western	140,070	22,437	1,991	164,498
Brookfield Center	47,813	2,838	-	50,651
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	-	20,299	44,444	64,743
Line of credit, short term	-	10,000	13,572	23,572
Related party notes payable, short term	-	-	5,835	5,835
Other interest	-	-	1,504	1,504
Total interest expense	$744,155	$102,644	$71,333	$918,132

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of March 31, 2021 (unaudited)		As of December 31, 2020
	Accrued interest	Accumulated amortization of capitalized issuance costs	Accrued interest	Accumulated amortization of capitalized issuance costs
Franklin Square	$57,774	$68,032	$57,774	$65,710
Hanover Square	36,551	37,322	35,820	34,088
Hampton Inn	58,211	433,691	58,211	424,691
Ashley Plaza	36,481	27,607	36,649	23,248
Clemson Best Western	47,716	134,622	47,716	112,185
Brookfield Center	16,192	17,028	16,264	14,190
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	70,004	211,824	70,004	162,375
Amortization and interest on convertible debentures	3,253	1,575,194	16,301	119,870
Line of credit, short term	1,089	-	732	-
Total	$327,271	$2,505,320	$339,471	$956,357

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of March 31, 2021 are as follows:

	Mortgages Payable	Mortgages Payable Associated with Assets Held for Sale	Convertible Debentures	Line of Credit, Short Term	Notes Payable, Short Term	Total
For the remaining nine months ending December 31, 2021	$14,669,807	$-	$1,250,000	$325,000	$176,300	$16,421,107
2022	552,038	18,150,000	-	-	-	18,702,038
2023	574,856	-	-	-	-	574,856
2024	595,788	-	-	-	-	595,788
2025	623,247	-	-	-	-	623,247
Thereafter	23,698,310	-	-	-	-	23,698,310
Total principal payments and debt maturities	40,714,046	18,150,000	1,250,000	325,000	176,300	60,615,346
Less unamortized issuance costs	(334,020)	(173,632)	(263,163)	-	-	(770,815)
Net principal payments and debt maturities	$40,380,026	$17,976,368	$986,837	$325,000	$176,300	$59,844,531

6.	Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of March 31, 2021 are as follows:

For the remaining nine months ending December 31, 2021	$3,275,680
2022	3,946,592
2023	3,525,302
2024	2,816,405
2025	2,356,145
Thereafter	5,092,961
Total minimum rents	$21,013,085

7.	Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 shares of common stock, $0.01 par value per share ("Common Shares"), and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 96.88% and 95.74% interest in the Operating Partnership as of March 31, 2021 and December 31, 2020, respectively. Limited partners in the Operating Partnership who have held their units for one year or longer have the right to redeem their common units for cash or, at the REIT’s option, Common Shares at a ratio of one common unit for one common share. Under the Agreement of Limited Partnership, distributions to unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per unit as dividends per share are paid to the REIT’s holders of Common Shares.

Common shares and operating partnership units outstanding

As of March 31, 2021 and December 31, 2020, respectively, there were 7,159,007 and 5,016,818 common units of the Operating Partnership outstanding with the REIT owning 6,945,476 and 4,803,287, respectively, of these common units. As of March 31, 2021 and December 31, 2020, respectively, there were 6,945,476 and 4,803,287 Common Shares of the REIT outstanding. As of March 31, 2021 and December 31, 2020, respectively, there were 213,531 and 119,681 common units of the Operating Partnership that were eligible for conversion to the Company’s Common Shares.

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

On March 11, 2020, the Company’s Compensation Committee approved a grant of 156,522 shares of Common Shares to two employees of the Manager who also serve as directors of the Company, a grant of 65,215 Common Shares to the Company’s five independent directors, and a grant of 26,087 shares to the chief financial officer of the Company. The effective date of the grants was March 11, 2020. The Common Shares granted vest immediately and are unrestricted. However, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the Common Shares vested immediately, the fair value of the grants, or $569,995, was recorded to share based compensation expense on the Company’s condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

On March 16, 2021, the Company’s Compensation Committee approved a grant of 40,356 Common Shares to the Company’s three independent directors, and a grant of 26,900 shares to the chief financial officer of the Company. The effective date of the grants was March 16, 2020. The Common Shares granted vest immediately and are unrestricted. However, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the Common Shares vested immediately, the fair value of the grants, or $149,981, was recorded to share based compensation expense on the Company’s condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

On each January 1 during the term of the Plan, the maximum number of shares of common stock that may be issued under the Plan will increase by eight percent (8%) of any additional shares of common stock or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of common stock, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of any adjustment subsequent to January 1, 2020. As of January 1, 2021, the shares available for issuance under the plan was adjusted to 76,849 shares. As of March 31, 2021 the shares available for issuance under the plan was 9,593 shares.

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of March 31, 2021 and December 31, 2020, respectively, 213,531 and 119,681 of the Operating Partnership’s 213,531 common units outstanding were eligible to be converted, on a one-to-one basis, into Common Shares. In addition, the outstanding balance of the Company’s convertible debentures outstanding as of March 31, 2021 was eligible to be converted at the option of the holder into Common Shares at the prevailing variable conversion price. The Operating Partnership’s common units and the equivalent common shares attributable to the convertible debentures have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's loss per common share is determined as follows:

	Three months ended March 31,
	2021	2020
Basic and diluted shares outstanding
Weighted average Common Shares – basic	5,856,365	4,553,440
Effect of conversion of operating partnership units	213,531	125,000
Effect of conversion of convertible debentures (1)	739,128	-
Weighted average Common Shares – diluted	6,809,024	4,678,440

Calculation of earnings per share – basic and diluted
Net loss attributable to common shareholders	$(2,277,524)	$(1,724,293)
Weighted average Common Shares – basic and diluted	5,856,365	4,553,440
Loss per share – basic and diluted	$(0.39)	$(0.38)

(1)	Represents the number of shares that would be issued if all outstanding convertible debentures and accrued interest were converted into Common Shares on March 31, 2021 at a price equal to 88 percent of the lowest volume weighted average price for the prior 10 trading days, or $1.6956 per share.

Dividends and Distributions

During the three months ended March 31, 2020, a dividend in the amount of $0.125 was paid on March 10, 2020 to shareholders of record on February 11, 2020. During the three months ended March 31, 2021 no dividends were paid.

Total dividends and distributions to noncontrolling interests paid during the three months ended March 31, 2021 and 2020, respectively, are as follows:

	Three months ended March 31,
	2021	2020
Common shareholders (dividends)	$-	$562,537
Hanover Square Property noncontrolling interest (distributions)	12,000	20,800
Operating Partnership unit holders (distributions)	-	27,356
Total dividends and distributions	$12,000	$610,693

8.	Commitments and Contingencies

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

Other Risks and Uncertainties

Since March 2020, the Company’s investment properties have been significantly impacted by (i) measures taken by local, state and federal authorities to mitigate the impact of COVID-19, such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders and (ii) significant changes in consumer behavior and business and leisure travel patterns. While some of the measures have been relaxed by the respective governmental authorities, with the uncertainty resulting from the continued spread of COVID-19 and its new variants and the possibility of the re-imposition of mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders by some governmental authorities, and the possibility that changes in consumer behavior and business and leisure travel patters will continue, the negative impact on room demand for our hotel properties and consumer demand for the goods and services of our retail tenants within our portfolio could continue to be significant in the coming months.

Retail Center and Flex Center Properties

As of the date of this Quarterly Report on Form 10-Q, all of the tenants in the Company’s retail properties (the Franklin Square Property, Hanover Square Property and Ashley Plaza Property) and flex property (Brookfield Center) are open, with two exceptions. During the year ended December 31, 2020, a tenant in the Franklin Square Property defaulted on its lease and abandoned its premises, resulting in the recognition of the loss on impairment recorded during the year ended December 31, 2020. A second tenant in the Hanover Square Property which was operating under bankruptcy protection, did not renew its lease upon its expiration. However, this space has been re-leased.

As is the case with retail landlords across the U.S., the Company received a number of rent relief requests from tenants, which the Company evaluated on a case-by-case basis. As of the date of this Quarterly Report on Form 10-Q, the Company has granted lease concessions in the form of (i) rent deferrals or (ii) rent abatements. These deferral and abatement agreements will reduce the rent revenues the Company expects to receive in future periods, as discussed below.

Under the rent deferral agreements, the tenants have agreed to repay unpaid rent over a specified time period or before a certain date. Under these rent deferral agreements reached during the year ended December 31, 2020, the Company agreed to defer $20,174 in base rent payments during the three months ended March 31, 2021. No such deferrals were granted for the three months ended March 31, 2020. For the remaining nine months ending December 31, 2021, the Company has agreed to defer $61,599 in base rent payments. For the nine months ended December 31, 2020, the Company deferred $228,346 in base rent payments. Deferred rent is recognized as retail center property revenues or flex center property revenues on the Company’s condensed consolidated statement of operations and as rent and other receivables on the Company’s condensed consolidated balance sheets.

Under the rent abatement agreements reached during the year ended December 31, 2020, the Company agreed to permanently abate rent in exchange for lease extensions of between one and three years, depending on the amount of the abatement. In one case, the Company agreed to abate a portion of a tenant’s base rent in exchange for future rent payments based on the tenant’s monthly sales. For the three months ended March 31, 2021 and 2020, the Company abated rents of $109,818 and $0, respectively. For the remaining nine months ending December 31, 2021, the Company has agreed to abate an additional $329,453 in base rent. For the nine months ended December 31, 2020, the Company abated $346,896 in base rents. For the year ending December 31, 2022 the Company has agreed to abate rent of $174,330. Abated rent is excluded from future minimum rents in Note 6, above.

In addition to the deferrals and abatements, two tenants in the Company’s retail property centers declared bankruptcy and one tenant defaulted on its lease during the year ended December 31, 2020. While under bankruptcy protection, the first tenant’s term expired on June 30, 2020 and the Company was unable to collect rent totaling $18,750. This rent was recognized and then written off and is recorded as bad debt expense on the Company’s consolidated statement of operations for the year ended December 31, 2020. A second tenant declared bankruptcy and then emerged from bankruptcy protection during the year ended December 31, 2020. As part of the bankruptcy proceeding, the tenant’s lease was restructured, resulting in rent abatements of $16,440 and $0 for the three months ended March 31, 2021 and 2020. For the remaining nine months ending December 31, 2021, the Company agreed to abate an additional $37,320 in base rent. For the nine months ended December 31, 2020, the Company abated $77,653 in base rent. Additionally, the Company agreed to abate base rent of $22,760 for the year ended December 31, 2022 and $7,300 for the year ended December 31, 2023. Under the restructured lease, the Tenant’s lease term, which originally expired in 2023, was extended for one five-year period.

A third tenant defaulted on its lease and abandoned its premises. During the year ended December 31, 2020, the Company wrote off a total of $34,556 in rent and CAM. Of this amount, $16,842 was initially recorded as retail center property revenues, $8,817 was initially recorded as retail property tenant reimbursements on the Company’s condensed consolidated statement of operations for the year ended December 31, 2020 and $8,897 was initially recorded as retail center property revenues and retail property tenant reimbursements on the Company’s consolidated statement of operations for the year ended December 31, 2019. These amounts were then recorded as bad debt expense on the Company’s consolidated statement of operations for the year ended December 31, 2020. In addition, the Company was not able to collect rent totaling $61,055 for the year ending December 31, 2020 and will not collect future rents of $530,544 under this lease.

In return for (i) granting abatements and (ii) restructuring the lease of the tenant under bankruptcy protection, the Company received lease extension agreements of between one and five years, resulting in additional future rents payable under these leases as follows. These amounts are included in future minimum rents in Note 6, above.

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

While the Company’s rent collections from its retail and flex center properties have stabilized, the extent of the continued impact of COVID-19 on revenues from the Company’s retail and flex center properties and tenants remains uncertain and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the speed and effectiveness of vaccine and treatment developments and deployment, and potential mutations of COVID-19 and the response thereto.

Revenues will be impacted by the deferral and abatement agreements (discussed above) that the Company has granted to various tenants. Additionally, revenues could continue to be negatively impacted until consumer demand for the goods and services of the Company’s retail and flex center tenants returns to levels prior to the virus outbreak. However, the direct and indirect economic effects of the pandemic and containment measures and the potential for changes in consumer behavior and business and leisure travel patterns could continue to have a significant negative impact on consumer demand for the goods and services of the Company’s retail tenants within its portfolio in the coming months.

Hotel Properties

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the United States, resulting in significant decreases in the Company’s hotel property (the Hampton Inn Property and the Clemson Best Western Property), revenues and the hospitality industry as a whole. With the overall uncertainty of the longevity of COVID-19 in the U.S. and the resulting economic decline, it is difficult to project the duration of revenue declines for the industry and the Company. However, the Company currently expects the decline in revenue and operating results as compared to 2019 to continue throughout 2021 and potentially into future years.

Operating statistics for the three months ended March 31, 2021 and 2020, respectively, and the years ended December 31, 2020 and 2019, respectively, for the Hampton Inn Property were as follows:

	Occupancy			Average Daily Rate
Hampton Inn Property	2021	2020	2019	2021	2020	2019
January	47.8%	41.6%	43.9%	$72.85	$100.41	$94.57
February	68.3%	72.0%	51.9%	81.74	102.73	105.15
March	51.8%	33.3%	64.1%	94.10	106.98	109.11
April	%	25.7%	62.3%		65.15	149.33
May	%	41.5%	55.8%		67.87	111.37
June	%	49.6%	72.1%		73.40	103.89
July	%	65.1%	60.8%		71.34	110.57
August	%	50.3%	75.7%		77.73	107.29
September	%	59.8%	65.0%		80.27	105.22
October	%	41.8%	75.0%		99.43	160.01
November	%	28.8%	66.6%		83.02	106.43
December	%	24.4%	48.7%		75.67	99.43
Full Year	%	44.4%	60.6%		$84.10	$113.41

During the period of the year ended December 31, 2020 that was impacted by COVID-19 (March through December, 2020) significant portions of the occupancy was generated by non-traditional sources, including an agreement with the City of Greensboro to house homeless families. During this period, this agreement resulted in 5,704 room nights of occupancy, or approximately 28 percent of the total occupied rooms during the year ended December 31, 2020 and 39 percent of the occupied rooms during the nine months of 2020 that were impacted by COVID-19 (March through December 2020). This agreement continued in January and ended in February 2021, resulting in 2,064 room nights of occupancy, or approximately 33 percent of the total occupied rooms during the three months ended March 31, 2021 and 49 percent of the rooms occupied during January and February 2021. While these non-traditional sources of occupancy generated room nights, the average daily rate was significantly lower than prior periods and resulted in significantly reduced hotel property revenues.

Operating statistics for the three months ended March 31, 2021 and 2020, respectively, and the years ended December 31, 2020 and 2019, respectively, for the Clemson Best Western Property were as follows:

	Occupancy			Average Daily Rate
Clemson Best Western Property	2021	2020	2019	2021	2020	2019
January	100.0%	24.8%	27.4%	$55.13	$77.04	$98.10
February	100.0%	31.9%	34.8%	58.83	94.07	92.03
March	100.0%	26.7%	67.3%	56.05	90.58	92.61
April	%	24.5%	47.4%		68.97	103.92
May	%	19.9%	37.5%		61.54	109.69
June	%	24.0%	38.4%		61.24	93.80
July	%	22.7%	31.6%		56.13	85.34
August	%	27.0%	47.2%		64.35	111.60
September	%	65.0%	38.5%		67.59	161.11
October	%	100.0%	38.3%		58.99	143.35
November	%	100.0%	39.3%		58.48	121.87
December	%	99.7%	28.4%		26.94	83.12
Full Year	%	47.2%	34.9%		$59.08	$118.64

(1)	January through August 2019 data for the Clemson Best Western Property is from the prior owner. September 2019 data is from the September 2019 STR report for the Clemson Best Western Property.

Occupancy rates from October 2020 through March 2021 were a result of an agreement by which the Company leased the entire Clemson Best Western Property to Clemson University from September 14, 2020 through December 15, 2020. In January 2021, this agreement was extended through May 5, 2020.

While intense efforts to reduce operating costs have resulted in expense reductions in the period during which the Company’s hotel operations have been impacted by COVID-19, the Company cannot be certain as to what level of savings can continue to be achieved overall to mitigate the material decline in hotel revenues it may continue to experience. The federal government has provided assistance to the industries negatively affected by the virus, including the hospitality industry, and our two hotel properties have received loans under one of these programs (see Note 5), but the aid has not mitigated the material reduction in revenue resulting from COVID-19 travel impacts. The Company was not eligible to participate in the new Payroll Protection Program loans announced in December 2020.

Due to the depressed outlook for leisure and business travel, on which both of the Company’s hotel properties rely significantly, the Company committed to a plan to sell the Hampton Inn Property and the Clemson Best Western Property as discussed above. There is no assurance that the Company will be able to complete the sales of the two hotel properties.

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

For the three months ended March 31, 2021 and 2020, the Company incurred $175,040 and $144,862, in asset management fees, respectively. Asset management fees are recorded on the Company’s condensed consolidated statements of operations as either (i) retail center property operating expenses, (ii) hotel property operating expenses or (iii) legal, accounting and other professional fees, depending on the basis on which the asset management fee is determined.

The Manager also receives an acquisition fee of 2.0% of the purchase price plus transaction costs, for each property acquired or investment made on the Company’s behalf at the closing of the acquisition of such property or investment, in consideration for the Manager’s assistance in effectuating such acquisition. Acquisition fees are allocated and added to the fair value of the tangible assets acquired and recorded as part of investment properties, net, on the Company’s condensed consolidated balance sheets. No acquisition fees were earned or paid during the three months ended March 31, 2021 or March 31, 2020, respectively.

The Manager will be entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in this offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to this offering, and (B) 7%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period. For purposes of calculating the incentive fee during the first years after completion of this offering, adjusted funds from operations (“AFFO”) will be determined by annualizing the applicable period following completion of this offering. AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. The Company further adjusts funds from operations (“FFO”) for certain items that are not added to net income in the National Association of Real Estate Investment Trusts’ (NAREIT) definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on real estate investments). No incentive fees were earned or paid during the three months ended March 31, 2021 or March 31, 2020.

Other related parties

The Company pays Shockoe Properties, LLC, a subsidiary of Dodson Properties, an entity in which one of the owners of the Manager holds a 6.32 percent interest, an annual property management fee of up to three percent of the monthly gross revenues of the Franklin Square, Hanover Square, Ashley Plaza and Brookfield properties. These fees are paid in arrears on a monthly basis. During the three months ended March 31, 2021 and 2020, the Company paid Shockoe Properties, LLC property management fees of $40,566 and $45,325, respectively.

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

The following table presents property operating revenues, expenses and NOI by product type:

	For the three months ended March 31,
	Hotel properties		Retail center properties		Flex center property		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Revenues	$1,295,385	$956,868	$1,193,641	$1,376,290	$182,827	$195,152	$2,671,853	$2,528,310
Operating expenses	797,395	962,696	327,930	355,597	54,088	52,559	1,179,413	1,370,852
Bad debt expense	-	-	3,196	6,003	-	-	3,196	6,003
Net operating income	$497,990	$(5,828)	$862,515	$1,014,690	$128,739	$142,593	$1,489,244	$1,151,455

11.	Subsequent Events

As of May 14, 2021, the following events have occurred subsequent to the March 31, 2021 effective date of the condensed consolidated financial statements:

Common Stock Issuance

On April 13, 2021, the Company issued and sold 8,000,000 Common Shares at an offering price of $1.50 per share. Estimated net proceeds from the issuance totaled $10,918,914, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and estimated legal and accounting fees.

Termination of the Contract for the Sale of the Hampton Inn Property

On February 17, 2021, the Company entered into a contract with an unrelated party to sell the Hampton Inn Property for $12,650,000. On April 19, 2021 the contract was terminated at the expiration of the purchaser’s due diligence period.

Line of Credit, Short Term, Repayment

On April 21, 2021, the Company repaid in full the line of credit, short term, in the amount of $325,000.

Mandatorily Redeemable Preferred Stock Dividend

On April 30, 2021, a dividend in the amount of $0.50 was paid to mandatorily redeemable preferred stock shareholders of record on April 26, 2021 for the period from February 2, 2021 through April 30, 2021.

Closing on the Lancer Center Acquisition

On May 14, 2021 the Company closed on the acquisition of the Lancer Center Shopping Center, a 178,626 square foot retail center in Lancaster, South Carolina for a purchase price of $10,100,000, exclusive of closing costs and a $200,000 credit to the Company for major repairs.

Conversions of Convertible Debentures

As of May 14, 2021, subsequent to the March 31, 2021 effective date of the condensed consolidated financial statements, the convertible debenture holder has elected to convert the remaining $1,250,000 in principal of the debentures and $9,520 in accrued interest to the Company’s common shares, receiving 1,107,141 common shares at an average conversion price of $1.14, as set forth in the table below.

Conversion Date	Principal Amount Converted	Accrued and Unpaid Interest Converted	Total Conversion Amount	Conversion Price	Common Shares Issued
April 28, 2021	$250,000	$8,048	$258,048	$1.1007	234,440
May 3, 2021	250,000	685	250,685	1.1007	227,750
May 10, 2021	250,000	719	250,719	1.1641	215,376
May 11, 2021	500,000	68	500,068	1.1641	429,575
	1,250,000	9,520	1,259,520		1,107,141

As of May 14, 2021, the outstanding principal amount of the convertible debentures was $0.

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

As of March 31, 2021, our company owned and operated six investment properties, the Shops at Franklin Square (the “Franklin Square Property”), a 134,239 square foot retail property located in Gastonia, North Carolina, the Greensboro Hampton Inn (the “Hampton Inn Property”) a hotel with 125 rooms on 2.162 acres in Greensboro, North Carolina, the Hanover North Shopping Center (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 160,356 square foot retail property located in Goldsboro, North Carolina, the Clemson Best Western University Inn (the “Clemson Best Western Property”), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina and Brookfield Center (the “Brookfield Center Property”), a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina. As of March 31, 2021, we owned 78 percent of the Hampton Inn Property as a tenant in common with a noncontrolling owner which owned the remaining 22 percent interest. The tenants in common lease the Hampton Inn Property to a taxable REIT subsidiary that, as of March 31, 2021, is also owned 78 percent by us and 22 percent by the noncontrolling owner. As of March 31, 2021, we owned 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owned the remaining 16 percent interest.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have Investments. As of March 31, 2021, our reportable segments were retail center properties, flex center properties, and hotel properties.

Recent Trends and Activities

Significant events that have impacted our company are summarized below.

Equity Issuances

On April 13, 2021, our company issued and sold 8,000,000 Common Shares at an offering price of $1.50 per share. Estimated net proceeds from the issuance totaled $10,918,914, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and estimated legal and accounting fees.

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

Common stock grants under the 2018 Equity Incentive Plan

On July 18, 2019, our company’s Compensation Committee approved a grant of 14,000 shares of our common stock to our company’s five independent directors. The effective date of the grants was July 18, 2019. The shares granted vested immediately and were unrestricted. However, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the shares vested immediately, the fair value of the grants, or $61,600, was recorded to expense on the effective date of the grant. The fair value of the grants was determined by the market price of our company’s common stock on the effective date of the grant.

On March 11, 2020, our company’s Compensation Committee approved a grant of 156,522 shares of Common Shares to two employees of the Manager who also serve as directors of our company, a grant of 65,215 Common Shares to our company’s five independent directors, and a grant of 26,087 shares to the chief financial officer of our company. The effective date of the grants was March 11, 2020. The Common Shares granted vested immediately and were unrestricted. However, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the Common Shares vested immediately, the fair value of the grants, or $569,995, was recorded to share based compensation expense on the effective date of the grant. The fair value of the grants was determined by the market price of our company’s Common Shares on the effective date of the grant.

On March 16, 2021, our company’s Compensation Committee approved a grant of 40,356 Common Shares to our company’s three independent directors, and a grant of 26,900 shares to the chief financial officer of our company. The effective date of the grants was March 16, 2020. The Common Shares granted vest immediately and are unrestricted. However, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the Common Shares vested immediately, the fair value of the grants, or $149,981, was recorded to share based compensation expense on our company’s condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of our company’s Common Shares on the effective date of the grant.

Financing Activities

Mortgages payable

Our company financed its acquisitions of its investment properties through mortgages, as follows:

				Balance
Property	Monthly Payment	Interest Rate	Maturity	March 31, 2021 (unaudited)	December 31, 2020
Franklin Square (a)	Interest only	4.70%	October 2021	$14,275,000	$14,275,000
Hanover Square (b)	$56,882	4.25%	December 2027	10,320,244	10,380,791
Ashley Plaza (c)	$52,795	3.75%	September 2029	11,297,387	11,349,518
Clemson Best Western (d)	Interest only	Variable	October 2022	-	7,750,000
Brookfield Center (e)	$22,876	3.90%	November 2029	4,821,415	4,842,887
Unamortized issuance costs, net				(334,020)	(503,842)
Total mortgages payable, net				$40,380,026	$48,094,354

(a)	The mortgage loan for the Franklin Square Property matures in October 2021. Our company plans to commence efforts during mid-2021 to refinance this mortgage, but there is no guarantee that our efforts will be successful. See Future Liquidity Needs, below.

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

The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 to 1.00 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of March 31, 2021 and December 31, 2020, respectively, our company believes that it is compliant with these covenants.

(c)

The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and is interest only for the first twelve months.  Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.

(d)	As of March 31, 2021, our company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale.

(e)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.

Our company financed its acquisitions of its assets held for sale through mortgages, which as of March 31, 2021 are recorded as mortgages payable, net, associated with assets held for sale, on our consolidated balance sheets, as follows:

				Balance
Property	Monthly Payment	Interest Rate	Maturity	March 31, 2021 (unaudited)	December 31, 2020
Hampton Inn (a)	Interest only	Variable	May 2022	$10,400,000	$10,400,000
Clemson Best Western (b)	Interest only	Variable	October 2022	7,750,000	-
Unamortized issuance costs, net				(173,632)	(48,000)
Total mortgages payable, net, associated with assets held for sale				17,976,368	10,352,000

(a)

As of December 31, 2020, our company reclassified the mortgage loan for the Hampton Inn property to liabilities associated with assets held for sale. The mortgage loan for the Hampton Inn property matured on November 9, 2020 and, on November 9, 2020 our company entered into an amendment to extend the loan until May 2022. Our company has accounted for this transaction as a loan modification in accordance with ASC 470. Under this accounting treatment, our company recorded $54,000 in capitalized loan issuance costs for loan fees paid to the lender and recorded $22,784 in third party costs associated with the transaction as an expense under hotel property operating expenses on our company’s consolidated statement of operations for the three months ended March 31, 2021.

The mortgage loan for the Hampton Inn Property bears interest at a variable rate based on LIBOR with a minimum rate of 6.50 percent. The interest rate payable is the USD LIBOR one-month rate plus 6.25 percent.  As of March 31, 2021 and December 31, 2020, the rate in effect for the Hampton Inn Property mortgage was 6.50 percent and 6.50 percent, respectively.

(b)	As of March 31, 2021, our company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale. The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of March 31, 2021 and December 31, 2020, respectively, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent.

Convertible debenture issuance

On October 27, 2020, our company entered into a definitive agreement with a financing entity to issue and sell convertible debentures in an aggregate principal amount of up to $5 million pursuant to a private offering exempt from registration under the Securities Act of 1933, as amended. The debentures were issued at a 5 percent discount to the principal amount, accrue interest at a rate of 5 percent per annum (payable at maturity), and were closed in three separate tranches as follows: (i) convertible debenture of $1.5 million issued and sold on October 27, 2020 upon the signing of the definitive agreement, (ii) convertible debenture of $2.0 million issued and sold on December 22, 2020 upon the filing of a registration statement with the U.S. Securities and Exchange Commission (“SEC”) relating to the shares of common stock that may be issued upon the conversion of the convertible debentures, and (iii) convertible debenture of $1.5 million issued and sold on January 5, 2021, the date the registration statement was declared effective by the SEC. The second and third closings of the convertible debentures were subject to our company successfully obtaining approval from its common stockholders for the issuance of shares of common stock that may be issued upon the conversion of the convertible debentures.  Net proceeds from the issuance and sale of the convertible debentures totaled $4,231,483.

As of March 31, 2021, the convertible debenture holder has elected to convert a total of $3,750,000 in principal of the convertible debentures and $49,268 in accrued interest to our company’s common shares, receiving 2,074,775 common shares at an average conversion price of $1.83, as set forth in the table below.

Conversion Date	Principal Amount Converted	Accrued and Unpaid Interest Converted	Total Conversion Amount	Conversion Price	Common Shares Issued
January 6, 2021	$100,000	$411	$100,411	$1.9079	52,629
January 14, 2021	200,000	1,534	201,534	1.9079	105,631
January 15, 2021	300,000	164	300,164	1.9079	157,327
January 21, 2021	300,000	740	300,740	2.0060	149,920
January 26, 2021	500,000	411	500,411	2.0060	249,457
February 9, 2021	100,000	192	100,192	2.0078	49,901
February 9, 2021	400,000	13,699	413,699	2.0078	206,046
February 10, 2021	500,000	219	500,219	2.0078	249,138
February 17, 2021	200,000	1,055	201,055	2.0193	99,567
March 10, 2021	400,000	2,589	402,589	1.5637	257,459
March 11, 2021	250,000	69	250,068	1.5637	159,921
March 12, 2021	250,000	34	250,034	1.5637	159,899
March 12, 2021	250,000	28,151	278,151	1.5637	177,880
Total Conversions	$3,750,000	$49,268	$3,799,268		2,074,775

The principal amount outstanding of the convertible debentures as of March 31, 2021 and December 31, 2020 was $1,250,000 and $3,500,000, respectively. As of March 31, 2021, and December 31, 2020, the carrying amount of the convertible debentures, net, was $986,837 and $2,260,565, respectively.

Line of credit, short term

As of March 31, 2021 and December 31, 2020, our company had a line of credit, short term, outstanding in the principal amount of $325,000 and $325,000, respectively. The line of credit, short term, was established on August 21, 2019 to provide short term funding for our company’s acquisition of the Ashley Plaza Property and the Clemson Best Western Property (see discussion of 2019 acquisitions in Note 3, above). On February 20, 2020, our company repaid the line of credit, short term, in the amount of $2,000,000 plus accrued interest of $21,437. Effective on February 21, 2020, the original maturity date of the line of credit, short term, our company extended the line of credit, short term, for 60 days until April 21, 2020. On March 3, 2020 our company received $550,000 in funding from the line of credit, short term, to fund working capital and dividend payments. On April 21, 2020, our company extended the line of credit, short term, for 40 days until May 31, 2020. On May 31, 2020, our company extended the line of credit, short term, for 90 days until August 31, 2020. On August 12, 2020, our company extended the line of credit, short term, until September 30, 2020. On November 4, 2020, our company made a $225,000 payment to reduce the balance of the line of credit, short term to $325,000, and extended the line of credit, short term, until March 31, 2021. On March 18, 2021, our company extended the line of credit, short term, until April 30, 2021. On April 21, 2021, our company repaid the line of credit, short term, in full.

The line of credit, short term, bears interest at a variable rate calculated at 250 basis points over USD 1-Month LIBOR as published in the Wall Street Journal. The rate adjusts on the first day of each month during which the loan is outstanding. As of March 31, 2021 and December 31, 2020, the rate in effect for the line of credit, short term, was 2.619 percent and 2.653 percent, respectively. Interest expense for the three months ended March 31, 2021 and 2020 includes amortization of the capitalized issuance costs of $0 and $10,000, respectively, using the straight-line method, which approximates to the effective interest method, over the initial, six-month term of the loan.

Notes payable

As of March 31, 2021 and December 31, 2020, our company had a note payable outstanding in the principal amount of $176,300 and $176,300, respectively, under the Small Business Administration’s Paycheck Protection Program (the “SBA PPP Loan Program”). This note was issued on April 30, 2020, on behalf of a subsidiary, MDR PMI Greensboro TRS, LLC, the entity that operates the Hampton Inn Property. Our company believes that it has used these funds pursuant to the limitations established by the SBA PPP Loan Program for payroll and other eligible expenses for the Hampton Inn Property. Under the terms of the loan, all, a portion or none of the loan may be forgiven, based on criteria established by the SBA PPP Loan Program. Our company believes that it has expended the loan funds in accordance with the criteria required for forgiveness and has submitted its forgiveness application to the SBA PPP Loan Program, but there is no assurance that all or a portion of the loan will be forgiven. Any portion of the loan that is not forgiven will bear interest at a fixed rate of 1 percent per annum and be repaid in 18 monthly installments of principal and interest of $9,923. Under the original terms of the SBA PPP Loan Program, principal and interest payments would have commenced on November 1, 2020. However, due to changes in regulations for the SBA PPP Loan Program, commencement of principal and interest payments were extended until ten months after the completion of the borrower’s “Covered Period”, as defined by the SBA PPP Loan Program to provide borrowers sufficient time to submit loan forgiveness applications. Under these guidelines, our company’s principal and interest payments for the Hampton Inn PPP loan would commence on August 15, 2021 if our company does not qualify for loan forgiveness.

 COVID-19 Impact

The following discussion is intended to provide certain information regarding the impacts of the COVID-19 pandemic on our company’s business and management’s efforts to respond to those impacts. Unless otherwise specified, the statistical and other information regarding our company’s portfolio are estimates based on information available to our company as of the date of this Quarterly Report on Form 10-Q. As a result of the rapid development, fluidity and uncertainty surrounding this situation, our company expects that such statistical and other information will change, potentially significantly, going forward and may not be indicative of the actual impact of the COVID-19 pandemic on our company’s business, operations, cash flows and financial condition for future periods.

Since March 2020, our company’s investment properties have been significantly impacted by (i) measures taken by local, state and federal authorities to mitigate the impact of COVID-19, such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders and (ii) significant changes in consumer behavior and business and leisure travel patterns. While some of the measures have been relaxed by the respective governmental authorities, with the uncertainty resulting from the continued spread of COVID-19 and its new variants and the possibility of the re-imposition of mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders by some governmental authorities, and the possibility that changes in consumer behavior and business and leisure travel patters will continue, the negative impact on room demand for our hotel properties and consumer demand for the goods and services of our retail tenants within our portfolio could continue to be significant in the coming months.

Retail Center and Flex Center Properties

As of the date of this Quarterly Report on Form 10-Q, all of the tenants in our company’s retail properties (the Franklin Square Property, Hanover Square Property and Ashley Plaza Property) and flex property (Brookfield Center) are open, with two exceptions. During the year ended December 31, 2020, a tenant in the Franklin Square Property defaulted on its lease and abandoned its premises, resulting in the recognition of the loss on impairment recorded during the year ended December 31, 2020. A second tenant in the Hanover Square Property which was operating under bankruptcy protection, did not renew its lease upon its expiration. However, this space has been re-leased.

As is the case with retail landlords across the U.S., our company received a number of rent relief requests from tenants, which our company evaluated on a case-by-case basis. As of the date of this Quarterly Report on Form 10-Q, our company has granted lease concessions in the form of (i) rent deferrals or (ii) rent abatements. These deferral and abatement agreements will reduce the rent revenues our company expects to receive in future periods, as discussed below.

Under the rent deferral agreements, the tenants have agreed to repay unpaid rent over a specified time period or before a certain date. Under these rent deferral agreements reached during the year ended December 31, 2020, our company agreed to defer $20,174 in base rent payments during the three months ended March 31, 2021. No such deferrals were granted for the three months ended March 31, 2020. For the remaining nine months ending December 31, 2021, our company has agreed to defer $61,599 in base rent payments. For the nine months ended December 31, 2020, our company deferred $228,346 in base rent payments. Deferred rent is recognized as retail center property revenues or flex center property revenues on our company’s condensed consolidated statement of operations and as rent and other receivables on our company’s condensed consolidated balance sheets.

Under the rent abatement agreements reached during the year ended December 31, 2020, our company agreed to permanently abate rent in exchange for lease extensions of between one and three years, depending on the amount of the abatement. In one case, our company agreed to abate a portion of a tenant’s base rent in exchange for future rent payments based on the tenant’s monthly sales. For the three months ended March 31, 2021 and 2020, our company abated rents of $109,818 and $0, respectively. For the remaining nine months ending December 31, 2021, our company has agreed to abate an additional $329,453 in base rent. For the nine months ended December 31, 2020, our company abated $346,896 in base rents. For the year ending December 31, 2022 our company has agreed to abate rent of $174,330. Abated rent is excluded from future minimum rents in Note 6, above.

In addition to the deferrals and abatements, two tenants in our company’s retail property centers declared bankruptcy and one tenant defaulted on its lease during the year ended December 31, 2020. While under bankruptcy protection, the first tenant’s term expired on June 30, 2020 and our company was unable to collect rent totaling $18,750. This rent was recognized and then written off and is recorded as bad debt expense on our company’s consolidated statement of operations for year ended December 31, 2020. A second tenant declared bankruptcy and then emerged from bankruptcy protection during the year ended December 31, 2020. As part of the bankruptcy proceeding, the tenant’s lease was restructured, resulting in rent abatements of $16,440 and $0 for the three months ended March 31, 2021 and 2020. For the remaining nine months ending December 31, 2021, our company agreed to abate an additional $37,320 in base rent. For the nine months ended December 31, 2020, our company abated $77,653 in base rent. Additionally, our company agreed to abate base rent of $22,760 for the year ended December 31, 2022 and $7,300 for the year ended December 31, 2023. Under the restructured lease, the Tenant’s lease term, which originally expired in 2023, was extended for one five-year period.

A third tenant defaulted on its lease and abandoned its premises. During the year ended December 31, 2020, our company wrote off a total of $34,556 in rent and CAM. Of this amount, $16,842 was initially recorded as retail center property revenues, $8,817 was initially recorded as retail property tenant reimbursements on our company’s condensed consolidated statement of operations for the year ended December 31, 2020 and $8,897 was initially recorded as retail center property revenues and retail property tenant reimbursements on our company’s consolidated statement of operations during the year ended December 31, 2020. These amounts were then recorded as bad debt expense on our company’s condensed consolidated statement of operations for the year ended December 31, 2020. In addition, our company was not able to collect rent totaling $61,055 for the year ended December 31, 2020 and will not collect future rents of $530,544 under this lease.

In return for (i) granting abatements and (ii) restructuring the lease of the tenant under bankruptcy protection, our company received lease extension agreements of between one and five years, resulting in additional future rents payable under these leases as follows. These amounts are included in future minimum rents in Note 6, above.

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

While our company’s rent collections from its retail and flex center properties have stabilized, the extent of the continued impact of COVID-19 on revenues from our company’s retail and flex center properties and tenants remains uncertain and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the speed and effectiveness of vaccine and treatment developments and deployment, and potential mutations of COVID-19 and the response thereto.

Revenues will be impacted by the deferral and abatement agreements (discussed above) that our company has granted to various tenants. Additionally, revenues could continue to be negatively impacted until consumer demand for the goods and services of our company’s retail and flex center tenants returns to levels prior to the virus outbreak. However, the direct and indirect economic effects of the pandemic and containment measures and the potential for changes in consumer behavior and business and leisure travel patterns could continue to have a significant negative impact on consumer demand for the goods and services of our company’s retail tenants within its portfolio in the coming months.

Hotel Properties

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the United States, resulting in significant decreases in our company’s hotel property (the Hampton Inn Property and the Clemson Best Western Property), revenues and the hospitality industry as a whole. With the overall uncertainty of the longevity of COVID-19 in the U.S. and the resulting economic decline, it is difficult to project the duration of revenue declines for the industry and our company. However, our company currently expects the decline in revenue and operating results compared to a 2019 base year to continue throughout 2021 and potentially into future years.

Operating statistics for the three months ended March 31, 2021 and 2020, respectively, and the years ended December 31, 2020 and 2019, respectively, for the Hampton Inn Property were as follows:

	Occupancy			Average Daily Rate
Hampton Inn Property	2021	2020	2019	2021	2020	2019
January	47.8%	41.6%	43.9%	$72.85	$100.41	$94.57
February	68.3%	72.0%	51.9%	81.74	102.73	105.15
March	51.8%	33.3%	64.1%	94.10	106.98	109.11
April	%	25.7%	62.3%		65.15	149.33
May	%	41.5%	55.8%		67.87	111.37
June	%	49.6%	72.1%		73.40	103.89
July	%	65.1%	60.8%		71.34	110.57
August	%	50.3%	75.7%		77.73	107.29
September	%	59.8%	65.0%		80.27	105.22
October	%	41.8%	75.0%		99.43	160.01
November	%	28.8%	66.6%		83.02	106.43
December	%	24.4%	48.7%		75.67	99.43
Full Year	%	44.4%	60.6%		$84.10	$113.41

During the period of the year ended December 31, 2020 that was impacted by COVID-19 (March through December 2020), significant portions of the occupancy for the Hampton Inn Property was generated by non-traditional sources, including an agreement with the City of Greensboro to house homeless families. During this period, this agreement resulted in 5,704 room nights of occupancy, or approximately 28 percent of the total occupied rooms during the year ended December 31, 2020 and 39 percent of the occupied rooms during the nine months of 2020 that were impacted by COVID-19 (March through December 2020). This agreement continued in January and ended in February 2021, resulting in 2,064 room nights of occupancy, or approximately 33 percent of the total occupied rooms during the three months ended March 31, 2021 and 49 percent of the rooms occupied during January and February 2021. While these non-traditional sources of occupancy generated room nights, the average daily rate was significantly lower than prior periods and resulted in significantly reduced hotel property revenues.

Operating statistics for the three months ended March 31, 2021 and 2020, respectively, and the years ended December 31, 2020 and 2019, respectively, for the Clemson Best Western Property were as follows:

	Occupancy			Average Daily Rate
Clemson Best Western Property	2021	2020	2019	2021	2020	2019
January	100.0%	24.8%	27.4%	$55.13	$77.04	$98.10
February	100.0%	31.9%	34.8%	58.83	94.07	92.03
March	100.0%	26.7%	67.3%	56.05	90.58	92.61
April	%	24.5%	47.4%		68.97	103.92
May	%	19.9%	37.5%		61.54	109.69
June	%	24.0%	38.4%		61.24	93.80
July	%	22.7%	31.6%		56.13	85.34
August	%	27.0%	47.2%		64.35	111.60
September	%	65.0%	38.5%		67.59	161.11
October	%	100.0%	38.3%		58.99	143.35
November	%	100.0%	39.3%		58.48	121.87
December	%	99.7%	28.4%		26.94	83.12
Full Year	%	47.2%	34.9%		$59.08	$118.64

(1)	January through August 2019 data for the Clemson Best Western Property is from the prior owner. September 2019 data is from the September 2019 STR report for the Clemson Best Western Property.

Occupancy rates from October 2020 through March 2021 were a result of an agreement by which our company leased the entire Clemson Best Western Property to Clemson University from September 14, 2020 through December 15, 2020. In January 2021, this agreement was extended through May 5, 2020.

While intense efforts to reduce operating costs have resulted in expense reductions in the period during which our company’s hotel operations have been impacted by COVID-19, our company cannot be certain as to what level of savings can continue to be achieved overall to mitigate the material decline in hotel revenues it may continue to experience. The federal government has provided assistance to the industries negatively affected by the virus, including the hospitality industry, and our two hotel properties have received loans under one of these programs (see Note 5), but the aid has not mitigated the material reduction in revenue resulting from COVID-19 travel impacts. The Company was not eligible to participate in the new Payroll Protection Program loans announced in December 2020.

Due to the depressed outlook for leisure and business travel, on which both of our company’s hotel properties rely significantly, our company committed to a plan to sell the Hampton Inn Property and the Clemson Best Western Property as discussed above. There is no assurance that our company will be able to complete the sales of the two hotel properties.

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

Off-Balance Sheet Arrangements

As of March 31, 2021 and December 31, 2020, we have no off-balance sheet arrangements.

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

Evaluation of our company’s Ability to Continue as a Going Concern

Under the accounting guidance related to the presentation of financial statements, our company is required to evaluate, on a quarterly basis, whether or not the entity’s current financial condition, including its sources of liquidity at the date that the condensed consolidated financial statements are issued, will enable the entity to meet its obligations as they come due arising within one year of the date of the issuance of our company’s condensed consolidated financial statements and to make a determination as to whether or not it is probable, under the application of this accounting guidance, that the entity will be able to continue as a going concern. Our company’s condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In applying applicable accounting guidance, management considered our company’s current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our company’s obligations due over the next twelve months, as well as our company’s recurring business operating expenses.

Our company concludes that it is probable that our company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance. For additional information regarding our company’s liquidity, see Note 5 – Loans Payable and Note 8 – Commitments and Contingencies in the notes to our company’s consolidated financial statements.

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

Internal liquidity to fund operating needs will be provided primarily by the rental receipts from our retail properties and flex center property, and revenues from our hotel properties. During three months ended March 31, 2021, the COVID-19 pandemic continued to impact our financial and operational results that provide the liquidity for operating needs. While our company recognized only $3,196 bad debt expense for our retail and flex center properties during the three months ended March 31, 2021, our company’s retail property and flex property rent revenues were impacted by (i) rent abatement agreements that resulted in rent abatements of $109,818 for the three months ended March 31, 2021 and (ii) a restructured lease agreement (under a tenant’s bankruptcy proceedings) that resulted in a rent abatement of $16,440 for the three months ended March 31, 2021.

For our Hampton Inn Property, occupancy and revenues were significantly impacted by COVID-19. For the three months ended March 31, 2021, total revenues from our Hampton Inn Property were 91 percent of the revenues for the three months ended March 31, 2020 and 82 percent of the revenues for the three months ended March 31, 2019. Our Clemson Best Western Property saw increased revenues resulting from the lease with Clemson University. Room revenues for the three months ended March 31, 2021 were approximately 235 percent of the room revenues for the three months ended March 31, 2020. However, this trend is unlikely to continue when the Clemson University lease ends on May 5, 2021.

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

Cash Flows

At March 31, 2021, our consolidated cash and restricted cash on hand totaled $6,351,244 compared to consolidated cash on hand of $2,822,993 at March 31, 2020. Cash from operating activities, investing activities and financing activities for the three months ended March 31, 2021 and 2020 are as follows:

Operating Activities

During the three months ended March 31, 2021 our cash provided by operating activities was $206,818 compared to cash provided by operating activities of $16,784 for the three months ended March 31, 2020, an increase of cash provided by operating activities of $190,034.

Cash used in operating activities has two components. The first component consists of net operating loss adjusted for non-cash operating activities. During the three months ended March 31, 2021, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $50,868. During the three months ended March 31, 2020, operating activities adjusted for non-cash items resulted in net cash used in operating activities of $129,778. The increase of $180,646 in cash used in operations for the three months ended March 31, 2021 was a result of improved hotel property room revenues and continued hotel property operating expense control. These improved hotel operations were slightly offset by a decline in retail center property revenues due to rent abatements granted as a result of COVID-19 and increased legal, accounting and other professional fees and corporate general and administrative expenses during the three months ended March 31, 2021.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations. During the three months ended March 31, 2021, net changes in asset and liability accounts resulted in $155,950 in cash provided by operations. During the three months ended March 31, 2020, net changes in asset and liability accounts resulted in $146,562 in cash provided by operations. This increase of $9,388 in changes in assets and liabilities is a result of an increased change in other assets of $322,702 due to deposits and other capitalized costs related to our company’s pending acquisition of the Lancer Center Shopping Center, and a $44,258 increased change in unbilled rent. These increases in changes in asset accounts were offset by decreases in changes of accounts payable and other liabilities of $263,693 and a larger decrease in the change in rent and other receivables of $112,655.

The net of (i) the $180,646 increase in cash used in operations from the first category and (ii) the $9,388 increase in cash used in operations from the second category results in a total increase of cash used in operations of $190,034.

Investing Activities

During the three months ended March 31, 2021, our cash used in investing activities was $45,150, compared to cash used in investing activities of $163,246 during the three months ended March 31, 2020, a decrease in cash used in investing activities of $118,096. During the three months ended March 31, 2021, cash used in investing activities consisted of $45,150 in capitalized tenant improvements for a new tenant in the Franklin Square Property. During the three months ended March 31, 2020, cash used investing activities consisted of $163,246 in capital expenditures, including $85,507 in interior construction costs and furniture, fixtures and equipment for the Property Improvement Plan for the Hampton Inn Property, $12,642 in leasing commissions for the Franklin Square Property, $2,597 in leasing commissions for the Hanover Square Property, and $62,500 in leasing commissions and tenant improvements for the Ashley Plaza Property.

The non-cash investing activity for the three months ended March 31, 2021, that did not affect our cash provided by investing activities, was the transfer of investment properties, net to assets held for sale, net of $9,683,555.

Financing Activities

During the three months ended March 31, 2021, our cash provided by financing activities was $1,092,648 compared to cash provided by financing activities of $897,265 during the three months ended March 31, 2020, an increase in cash provided by financing activities of $195,383. During the three months ended March 31, 2021, we generated net proceeds, after issuance costs, from the closing of the third tranche of our convertible debentures of $1,305,000. Additionally, our company used funds for mortgage debt principal payments associated with the Hanover Square Property, Ashley Square Property and Brookfield Center Property of $134,150, paid distributions to noncontrolling interests of $12,000 during the three months ended March 31, 2021 and paid $66,202 in capitalized offering costs related to our April 13, 2021 stock issuance.

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

Non-cash financing activities for the three months ended March 31, 2021, that did not affect our cash provided by financing activities were the conversion of convertible debentures and accrued interest totaling $3,799,268 into common stock, and the transfer of the mortgage payable, net, of $7,592,931, for the Clemson Best Western Property from mortgages payable, net, to mortgages payable, net, associated with assets held for sale on our condensed consolidated balance sheets.

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

The primary liquidity needs of our company, in addition to the funding of our ongoing operations, are $14,275,000 in mortgage debt maturities (the Franklin Square Property mortgage), the maturity of the $325,000 balance of the line of credit, short term, which was repaid on April 21, 2021 (see subsequent events Note 11), the maturity of the $1,250,000 outstanding balance of the convertible debentures which, as of May 14, 2021, were fully redeemed and converted to common shares (see subsequent events Note 11 to the financial statements), $176,300 to repay the SBA PPP loan should it not be forgiven by the SBA, and funding the equity and closing costs for our acquisition of the Lancer Center Shopping Center. Our company also has approximately $394,807 in principal payments due on its mortgages payable during the remaining nine months ending December 31, 2021. In addition to liquidity required to fund these principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. Our company plans to pay these obligations through a combination of mortgage refinancings, capital raises, potential dispositions and operating cash. Management intends to refinance or extend the remaining maturing debt as it comes due.

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

To meet these future liquidity needs, we have the following resources:

•	$3,681,292 in unrestricted cash as of March 31, 2021

•	$2,669,952 held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance premiums

•	$10,918,914 in net proceeds from the April 13, 2021 share issuance and sale (see Note 11 of the notes to condensed consolidated financial statements included in this Form 10-Q)

•	cash generated from operations during the remaining nine months ended December 31, 2021, if any.

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

Results of Operations

Revenues

Total revenue was $2,671,853 for the three months ended March 31, 2021, consisting of $1,193,641 in revenues from retail center properties, $1,295,385 from hotel properties and $182,827 from the flex center property. Total revenues for the three months ended March 31, 2021 increased by $143,543 over the three months ended March 31, 2020. Increased hotel property revenues were offset by reduced retail center property and flex center property revenues.

	For the three months ended March 31,		Increase /
	2021	2020	(Decrease)
Revenues
Retail center properties	$1,193,641	$1,376,290	$(182,649)
Hotel properties	1,295,385	956,868	338,517
Flex center property	182,827	195,152	(12,325)
	$2,671,853	$2,528,310	$143,543

Revenues from retail center properties were $1,193,641 for the three months ended March 31, 2021, a decrease of $182,649 over retail center property revenues for the three months ended March 31, 2020. Revenues from the Franklin Square Property decreased by $111,077 and the Hanover Square Property by $73,039 due to rent abatements resulting from COVID-19. These were offset by a slight increase in revenues from the Ashley Plaza Property of $1,467.

	For the three months ended March 31,		Increase /
	2021	2020	(Decrease)
Retail Center Properties
Franklin Square Property	$468,822	$579,899	$(111,077)
Hanover Square Property	304,485	377,524	(73,039)
Ashley Plaza Property	420,334	418,867	1,467
	$1,193,641	$1,376,290	$(182,649)

Revenues from hotel properties were $1,295,385 for the three months ended March 31, 2021, an increase of $338,517 over revenues from hotel properties for the three months ended March 31, 2020. Increased revenues of $392,667 from the Clemson Best Western Property due to the lease of the full hotel property for the three months ended March 31, 2021 offset a decline in revenues from the Hampton Inn Property of $54,150 due to reduced occupancy and revenues resulting from COVID-19.

	For the three months ended March 31,		Increase /
	2021	2020	(Decrease)
Hotel Properties
Hampton Inn Property	$525,800	$579,950	$(54,150)
Clemson Best Western Property	769,585	376,918	392,667
	$1,295,385	$956,868	$338,517

Revenues from the flex center property were $182,827 for the three months ended March 31, 2021, a decrease of $12,325 over revenues from flex center properties for the three months ended March 31, 2020, resulting from reduced common area maintenance reimbursement revenues.

	For the three months ended March 31,		Increase /
	2021	2020	(Decrease)
Brookfield Center Property	$182,827	$195,152	$(12,325)

Operating Expenses

Total operating expenses were $2,546,815 for the three months ended March 31, 2021, consisting of $331,126 in expenses from retail center properties, $797,395 in expenses from hotel properties, $54,088 in expenses from the flex center property, $149,981 in share based compensation expenses, $498,612 in legal, accounting and other professional fees, $62,380 in corporate general and administrative expenses, and $653,233 in depreciation and amortization.

	For the three months ended March 31,		Increase /
	2021	2020	(Decrease)
Operating Expenses
Retail center properties (1)	$331,126	$361,600	$(30,474)
Hotel properties	797,395	962,696	(165,301)
Flex center property	54,088	52,559	1,529
Total Investment Property Operating Expenses	1,182,609	1,376,855	(194,246)
Share based compensation expenses	149,981	569,995	(420,014)
Legal, accounting and other professional fees	498,612	402,795	95,817
Corporate general and administrative expenses	62,380	75,388	(13,008)
Depreciation and amortization	653,233	1,017,407	(364,174)
Total Operating Expenses	$2,546,815	$3,442,440	$(895,625)

(1)	Includes $3,196 and $6,003 of bad debt expense for the three months ended March 31, 2021 and 2020, respectively.

Operating expenses for retail center properties were $331,126 for the three months ended March 31, 2021, a decrease of $30,474 over retail center property operating expenses for the three months ended March 31, 2020. Decreased operating expenses at our company’s Franklin Square Property resulting from reduced maintenance costs, contract services and legal fees were the primary contributor to this reduction.

	For the three months ended March 31,		Increase /
	2021	2020	(Decrease)
Retail Center Properties
Franklin Square Property (1)	$157,886	$187,796	$(29,910)
Hanover Square Property	88,411	86,629	1,782
Ashley Plaza Property (2)	84,829	87,175	(2,346)
	$331,126	$361,600	$(30,474)

(1)	Includes bad debt expense of $0 and $977 for the three months ending March 31, 2021 and 2020, respectively.

(2)	Includes bad debt expense of $3,196 and $5,026 for the three months ending March 31, 2021 and 2020, respectively.

Operating expenses for hotel properties were $797,395 for the three months ended March 31, 2021, a decrease of $165,301 over operating expenses from hotel properties for the three months ended March 31, 2020. Both hotel properties continued to carefully manage variable expenses. Operating expenses at the Hampton Inn Property were lower due to decreased occupancy. While the Clemson Best Western Property was fully leased, the hotel was not fully occupied and, as a result, management was able to continue to control operating expenses.

	For the three months ended March 31,		Increase /
	2021	2020	(Decrease)
Hotel Properties
Hampton Inn Property	$458,141	$536,035	$(77,894)
Clemson Best Western Property	339,254	426,661	(87,407)
	$797,395	$962,696	$(165,301)

Operating expenses from the flex center property were $54,088 for the three months ended March 31, 2021 an increase of $1,529 over flex center property operating expenses for the three months ended March 31, 2020 due to slightly increased repairs and maintenance expenses.

	For the three months ended March 31,		Increase /
	2021	2020	(Decrease)
Brookfield Center Property	$54,088	$52,559	$1,529

Operating Income (Loss)

Operating income for the three months ended March 31, 2021 was $125,038, an increase of $1,039,168 over the operating loss of $914,130 for the three months ended March 31, 2020. This increase was a result of (i) increased operating income from our hotel properties of $480,074 from the Clemson Best Western Property and $23,744 from the Hampton Inn Property, (ii) decreased operating income from our retail center properties of $81,167 from the Franklin Square Property, $74,821 from the Hanover Square Property slightly offset by an increase in operating income of $3,813 from the Ashley Plaza Property, (iii) reduced operating income of $13,854 from the Brookfield Center Property, (iv) decreased depreciation and amortization expense of $364,174 resulting from the reclassification of the two hotel properties to assets held for sale, which results in the cessation of the recordation of depreciation and amortization expenses, (v) increased legal, accounting and other professional fees of $95,817, and (vi) decreased corporate general and administrative expenses of $13,008.

Interest Expense

Interest expense was $2,434,132 and $918,132 for the three months ended March 31, 2021 and 2020, respectively, as follows:

	For the three months ended March 31,		Increase/
	2021	2020	(Decrease)
Franklin Square	$170,053	$174,233	$(4,180)
Hanover Square	114,066	106,867	7,199
Hampton Inn	182,378	213,806	(31,428)
Ashley Plaza	110,445	112,423	(1,978)
Clemson Best Western	162,544	164,498	(1,954)
Brookfield Center	49,922	50,651	(729)
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	149,449	64,743	84,706
Amortization and interest on convertible debentures	1,491,543	-	1,491,543
Line of credit, short term	2,744	23,572	(20,828)
Related party notes payable, short term	-	5,835	(5,835)
Other interest	988	1,504	(516)
Total interest expense	$2,434,132	$918,132	$1,516,000

Total interest expense for the three months ended March 31, 2021 increased by $1,516,000 over the three months ended March 31, 2020. This increase was primarily a result of the write-off of unamortized discount, issuance costs and beneficial conversion feature resulting from the conversion of convertible debentures to common stock, and interest expense recorded on the mandatorily redeemable preferred stock and the convertible debentures, offset by reduced interest expense from the Hampton Inn Mortgage as a result of the principal reduction made as part of the loan extension, and from the line of credit, short term. Interest expense above includes non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock and the convertible debentures. See Note 5 of the accompanying notes to the Condensed Consolidated Financial Statements.

Net Loss

Net loss was $2,307,742 for the three months ended March 31, 2021, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $2,277,254. Net loss was $1,833,180 for the three months ended March 31, 2020, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $1,724,293 for the three months ended March 31, 2020.

Net loss for the three months ended March 31, 2021 increased by $474,562 over the three months ended March 31, 2020, before adjustments for net loss attributable to noncontrolling interests. This increase was due to increased interest expense of $1,516,000 offset by increased revenues of $143,543 and decreased operating expenses of $895,625, all as discussed above.

After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders for the three months ended March 31, 2021 increased by $553,231 over the three months ended March 31, 2020.

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

Below is our company’s FFO, which is a non-GAAP measurement, for the three months ended March 31, 2021:

Net income (loss)	$(2,307,742)
Depreciation of tangible real property assets (1)	365,726
Depreciation of tenant improvements (2)	74,336
Amortization of leasing commissions (3)	14,712
Amortization of intangible assets (4)	198,459
Funds from operations	(1,654,509)

(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.

(2)	Depreciation of tenant improvements, including those (i) acquired as part of the purchase of the Franklin Square Property and Hanover Square Property and (ii) those constructed by our company subsequent to the acquisition of the properties.

(3)	Amortization of leasing commissions paid for the Franklin Square Property, Hanover Square Property, Ashley Plaza Property and Brookfield Center Property subsequent to the acquisition of the properties.

(4)	Amortization of (i) intangible assets acquired as part of the purchase of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property, including leasing commissions, leases in place and legal and marketing costs during the three months ended March 31, 2021.

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

Total AFFO for the three months ended March 31, 2021 was as follows:

Funds from operations	$(1,654,509)
Amortization of above market leases (1)	53,613
Amortization of below market leases (2)	(50,376)
Straight line rent (3)	(88,092)
Capital expenditures (4)	(45,150)
Decrease (Increase) in fair value of interest rate cap (5)	(160)
Amortization of loan issuance costs (6)	44,190
Amortization of preferred stock discount and offering costs (7)	49,449
Amortization of convertible debenture discount, offering costs and beneficial conversion feature (8)	1,455,324
Share-based compensation (9)	149,981
Bad debt expense (10)	3,196
Adjusted funds from operations (AFFO)	(82,534)

(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets recorded as part of the purchase of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the three months ended March 31, 2021.

(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities recorded as part of the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the three months ended March 31, 2021.

(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the Franklin Square Property, the Hanover Square Property, the Ashley Plaza Property and the Brookfield Center Property during the three months ended March 31, 2021.

(4)	Adjustment to FFO for capital expenditures, including capitalized leasing commissions, tenant improvements, building and site improvements and purchases of furniture, fixtures and equipment that have not been reimbursed by property escrow accounts. During the three months ended March 31, 2021, our company paid $45,150 in tenant improvements for our Franklin Square Property.

(5)	Adjustment to FFO resulting from non-cash expenses recognized as a result of decreases in the fair value of the interest rate caps for the Hampton Inn Property and the Clemson Best Western Property during the three months ended March 31, 2021.

(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages during the three months ended March 31, 2021.

(7)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock discount over its five year term during the three months ended March 31, 2021.

(8)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock offering costs over its five year term during the three months ended March 31, 2021.

(9)	Adjustment to FFO resulting from non-cash expenses recorded for share based compensation.

(10)	NAREIT’s December 2018 White Paper provides guidance on non-cash revenues and expenses, stating, “To provide an opportunity for consistent analysis of operating results among REITs, NAREIT encourages those reporting FFO to make supplemental disclosure of all material non-cash revenues and expenses affecting their results for each period. Our company has elected to include non-cash revenues (debt forgiveness) and expenses (bad debt expense) in its calculation of AFFO.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s principal executive officer and principal financial officer have determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of March 31, 2021.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of Medalist Diversified REIT, Inc.*
3.2	Articles Supplementary to the Articles of Incorporation of Medalist Diversified REIT, Inc. designating the Company’s Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020).
3.3	Bylaws of Medalist Diversified REIT, Inc. *
4.1	Form of Certificate of Common Stock *
4.2	Form of Certificate of Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020)
4.3	Form of Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020)
10.1	Purchase and Sale Agreement, dated as of January 18, 2021, by and between BVC Lancer LLC and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2021)
10.2	First Amendment to Purchase and Sale Agreement, dated as of February 17, 2021, by and between BVC Lancer LLC and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2021)
10.3	Underwriting Agreement, dated as of April 8, 2021, by and among Medalist Diversified REIT, Inc., Medalist Diversified Holdings, L.P. and Kingswood Capital Markets, a division of Benchmark Investments Inc.. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2021)

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	INSTANCE DOCUMENT

101.SCH	SCHEMA DOCUMENT

101.CAL	CALCULATION LINKBASE DOCUMENT

101.LAB	LABELS LINKBASE DOCUMENT

101.PRE	PRESENTATION LINKBASE DOCUMENT

101.DEF	DEFINITION LINKBASE DOCUMENT

†	Filed herewith.
*	Previously filed with the Amendment to the Registrant’s Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on October 5, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALIST DIVERSIFIED REIT, INC.

Date: May 14, 2021

By:	/s/ Thomas E. Messier
Thomas E. Messier

Chief Executive Officer and Chairman of the Board
(principal executive officer))

By:	/s/ C. Brent Winn
C. Brent Winn

Chief Financial Officer
(principal accounting officer and principal financial officer)