Form 10-Q
period 2021-06-30
Medalist Diversified REIT, Inc.
filed 2021-08-10
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ⌧    ◻  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ⌧  Yes    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	◻ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ◻    ☒  No

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at August 9, 2021 was 16,266,148.

Medalist Diversified REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Investment properties, net	$56,344,501	$57,055,862
Cash	10,868,459	2,862,994
Restricted cash	2,921,630	2,233,934
Rent and other receivables,net of allowance of $0 and $4,693, as of June 30, 2021 and December 31, 2020, respectively	387,911	458,752
Assets held for sale	22,093,805	12,410,250
Unbilled rent	817,011	673,728
Intangible assets, net	3,903,880	3,256,362
Other assets	231,993	319,890
Total Assets	$97,569,190	$79,271,772

LIABILITIES
Accounts payable and accrued liabilities	$1,896,609	$1,308,056
Intangible liabilities, net	1,791,200	1,022,497
Line of credit, short term, net	—	325,000
Notes payable	—	176,300
Convertible debentures, net	—	2,260,565
Mortgages payable, net	46,686,174	48,094,354
Mortgages payable, net, associated with assets held for sale	17,976,368	10,352,000
Mandatorily redeemable preferred stock, net	4,123,236	4,023,257
Total Liabilities	$72,473,587	$67,562,029

EQUITY
Common stock, 16,052,617 and 4,803,287 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	160,524	48,032
Additional paid-in capital	49,645,428	33,105,099
Offering costs	(3,298,752)	(2,992,357)
Accumulated deficit	(22,259,474)	(19,298,987)
Total Stockholders’ Equity	24,247,726	10,861,787
Noncontrolling interests - Hampton Inn Property	(206,128)	(224,383)
Noncontrolling interests - Hanover Square Property	167,977	189,784
Noncontrolling interests - Operating Partnership	886,028	882,555
Total Equity	$25,095,603	$11,709,743
Total Liabilities and Equity	$97,569,190	$79,271,772

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUE
Retail center property revenues	$1,154,879	$1,099,889	$2,165,172	$2,230,392
Retail center property tenant reimbursements	206,470	215,378	389,818	461,165
Flex center property revenues	139,707	139,991	279,411	279,980
Flex center property tenant reimbursements	43,887	56,679	87,010	111,842
Hotel property room revenues	1,421,394	501,148	2,708,142	1,389,698
Hotel property other revenues	11,924	11,781	20,561	80,099
Total Revenue	$2,978,261	$2,024,866	$5,650,114	$4,553,176

OPERATING EXPENSES
Retail center property operating expenses	$353,834	$337,392	$681,764	$692,989
Flex center property operating expenses	64,716	50,480	118,804	103,039
Hotel property operating expenses	975,189	559,976	1,772,584	1,522,672
Bad debt expense	—	282,374	3,196	288,377
Share based compensation expenses	—	—	149,981	569,995
Legal, accounting and other professional fees	302,793	242,610	801,405	645,405
Corporate general and administrative expenses	110,287	87,191	172,667	162,579
Loss on impairment	—	223,097	—	223,097
Depreciation and amortization	770,377	1,009,075	1,423,610	2,026,482
Total Operating Expenses	2,577,196	2,792,195	5,124,011	6,234,635
Operating income (loss)	401,065	(767,329)	526,103	(1,681,459)
Interest expense	1,224,296	970,631	3,658,428	1,888,763
Net Loss from Operations	(823,231)	(1,737,960)	(3,132,325)	(3,570,222)
Other income (loss)	182,407	776	183,759	(142)
Net Loss	(640,824)	(1,737,184)	(2,948,566)	(3,570,364)
Less: Net income (loss) attributable to Hampton Inn Property noncontrolling interests	43,493	(97,157)	18,255	(182,117)
Less: Net loss attributable to Hanover Square Property noncontrolling interests	(2,787)	(17,142)	(9,807)	(12,176)
Less: Net income (loss) attributable to Operating Partnership noncontrolling interests	1,433	(51,282)	3,473	(80,175)
Net Loss Attributable to Medalist Common Shareholders	$(682,963)	$(1,571,603)	$(2,960,487)	$(3,295,896)

Loss per share from operations - basic and diluted	$(0.05)	$(0.33)	$(0.29)	$(0.71)

Weighted-average number of shares - basic and diluted	14,410,149	4,747,968	10,133,257	4,650,704

Dividends paid per common share	$—	$—	$—	$0.125

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

	For the six months ended June 30, 2021
	Common Stock						Noncontrolling Interests
			Additional
			Paid in	Offering	Accumulated	Shareholders’	Hampton Inn	Hanover Square	Operating
	Shares	Par Value	Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2021	4,803,445	$48,032	$33,105,099	$(2,992,357)	$(19,298,987)	$10,861,787	$(224,383)	$189,784	$882,555	$11,709,743

Common stock issuances	8,000,000	$80,000	$11,080,000	$—	$—	$11,160,000	$—	$—	$—	$11,160,000
Share based compensation	67,256	673	149,308	—	—	149,981	—	—	—	149,981
Convertible debenture beneficial conversion feature	—	—	284,052	—	—	284,052	—	—	—	284,052
Conversion of convertible debentures	3,181,916	31,819	5,026,969	—	—	5,058,788	—	—	—	5,058,788
Offering costs	—	—	—	(306,395)	—	(306,395)	—	—	—	(306,395)
Net (loss) income	—	—	—	—	(2,960,487)	(2,960,487)	18,255	(9,807)	3,473	(2,948,566)
Dividends and distributions	—	—	—	—	—	—	—	(12,000)	—	(12,000)

Balance, June 30, 2021	16,052,617	$160,524	$49,645,428	$(3,298,752)	$(22,259,474)	$24,247,726	$(206,128)	$167,977	$886,028	$25,095,603

	For the six months ended June 30, 2020
	Common Stock						Noncontrolling Interests
			Additional
			Paid in	Offering	Accumulated	Shareholders’	Hampton Inn	Hanover Square	Operating
	Shares	Par Value	Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2020	4,500,144	$45,001	$31,702,347	$(2,992,357)	$(10,555,841)	$18,199,150	$1,282,782	$540,791	$830,512	$20,853,235

Share based compensation	247,824	$2,478	$567,517	$—	$—	$569,995	$—	$—	$—	$569,995
Offering costs	—	—	—	(63,263)	—	(63,263)	—	—	—	(63,263)
Net loss	—	—	—	—	(3,295,896)	(3,295,896)	(182,117)	(12,176)	(80,175)	(3,570,364)
Dividends and distributions	—	—	—	—	(562,537)	(562,537)	—	(319,840)	(27,356)	(909,733)
Non-controlling interests	—	—	—	—	—	—	(375,400)	—	375,400	—

Balance, June 30, 2020	4,747,968	$47,479	$32,269,864	$(3,055,620)	$(14,414,274)	$14,847,449	$725,265	$208,775	$1,098,381	$16,879,870

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

	For the three months ended June 30, 2021
	Common Stock						Noncontrolling Interests
			Additional
			Paid in	Offering	Accumulated	Shareholders’	Hampton Inn	Hanover Square	Operating
	Shares	Par Value	Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance April 1,2021	6,945,476	$69,453	$37,316,979	$(3,058,559)	$(21,576,511)	$12,751,362	$(249,621)	$170,764	$884,595	$13,557,100

Common stock issuances	8,000,000	$80,000	$11,080,000	$—	$—	$11,160,000	$—	$—	$—	$11,160,000
Conversion of convertible debentures	1,107,141	11,071	1,248,449	—	—	1,259,520	—	—	—	1,259,520
Offering costs	—	—	—	(240,193)	—	(240,193)	—	—	—	(240,193)
Net (loss) income	—	—	—	—	(682,963)	(682,963)	43,493	(2,787)	1,433	(640,824)

Balance, June 30, 2021	16,052,617	$160,524	$49,645,428	$(3,298,752)	$(22,259,474)	$24,247,726	$(206,128)	$167,977	$886,028	$25,095,603

	For the three months ended June 30, 2020
	Common Stock						Noncontrolling Interests
			Additional
			Paid in	Offering	Accumulated	Shareholders’	Hampton Inn	Hanover Square	Operating
	Shares	Par Value	Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance April 1, 2020	4,747,968	$47,479	$32,269,864	$(2,992,357)	$(12,842,671)	$16,482,315	$822,422	$524,957	$1,149,663	$18,979,357

Offering costs	—	$—	$—	$(63,263)	$—	$(63,263)	$—	$—	$—	$(63,263)
Net loss	—	—	—	—	(1,571,603)	(1,571,603)	(97,157)	(17,142)	(51,282)	(1,737,184)
Dividends and distributions	—	—	—	—	—	—	—	(299,040)	—	(299,040)
									.
Balance, June 30, 2020	4,747,968	$47,479	$32,269,864	$(3,055,620)	$(14,414,274)	$14,847,449	$725,265	$208,775	$1,098,381	$16,879,870

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(2,948,566)	$(3,570,364)

Adjustments to reconcile consolidated net loss to net cash flows from operating activities
Depreciation	1,003,534	1,535,292
Amortization	420,076	491,190
Loan cost amortization	60,588	154,724
Mandatorily redeemable preferred stock issuance cost and discount amortization	99,979	66,637
Convertible debenture issuance cost, discount and beneficial conversion feature amortization	1,718,487	—
Amortization of tenant inducements	—	7,100
Above (below) market lease amortization, net	3,618	330
Bad debt expense	3,196	288,377
Note payable forgiveness	(176,300)	—
Share-based compensation	149,981	569,995
Loss on impairment	—	223,097

Changes in assets and liabilities
Rent and other receivables, net	67,645	(529,564)
Unbilled rent	(143,283)	(72,721)
Other assets	87,897	131,083
Accounts payable and accrued liabilities	647,341	(193,185)
Net cash flows from operating activities	994,193	(898,009)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment property acquisitions	(10,205,385)	—
Capital expenditures	(72,852)	(217,910)
Net cash flows from investing activities	(10,278,237)	(217,910)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(12,000)	(909,733)
Proceeds from line of credit, short term, net	—	550,000
Repayment of line of credit, short term	(325,000)	(2,000,000)
Repayment of related party notes payable, short term	—	(852,000)
Proceeds from notes payable	—	305,900
Proceeds from mortgages payable, net	6,421,870	1,992,697
Repayment of mortgages payable	(266,270)	(107,327)
Proceeds from sale of mandatorily preferred stock, net of capitalized offering costs	—	3,860,882
Proceeds from sale of convertible debentures, net of capitalized offering costs	1,305,000	—
Proceeds from sales of common stock, net of capitalized offering costs	10,853,605	(63,263)
Net cash flows from investing activities	17,977,205	2,777,156

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	8,693,161	1,661,237
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	5,096,928	2,072,190
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$13,790,089	$3,733,427

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	10,868,459	1,813,970
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in condensed consolidated balance sheets	2,921,630	1,919,457
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statements of cash flows	$13,790,089	$3,733,427

Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid	$1,779,775	$1,605,406

Non-cash transactions:
Conversion of convertible debentures and accrued interest to common stock	$5,058,788	$—
Transfer of investment properties, net to assets held for sale, net	9,683,555	—
Transfer of mortgages payable, net to mortgages payable associated with assets held for sale, net	7,592,931	—
Transfer of other assets to investment properties, net	376,382	—
Forgiveness of note payable	176,300	—
Exchange for 7.55 percent of the noncontrolling interest in the Hampton Inn Property	—	867,000
Issuance of operating partnership interests in exchange for 3.45 percent of the noncontrolling interest in the Hampton Inn Property	—	375,400

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.      Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of June 30, 2021, the REIT, through the Operating Partnership, owned and operated seven properties, the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), the Greensboro Airport Hampton Inn, a hotel with 125 rooms on 2.162 acres in Greensboro, North Carolina (the “Hampton Inn Property”), the Shops at Hanover Square North (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the "Ashley Plaza Property"), a 160,356 square foot retail property located in Goldsboro, North Carolina, the Clemson Best Western University Inn (the "Clemson Best Western Property"), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina, Brookfield Center, a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina (the “Brookfield Center Property”) and the Lancer Center, a 178,626 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”). As of June 30, 2021, the Company owned 78 percent of the Hampton Inn Property as a tenant in common with a noncontrolling owner which owns the remaining 22 percent interest. The Company owns 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owns the remaining 16 percent interest.

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

The Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the three and six months ended June 30, 2021, respectively. Other than the tenant-specific loss on impairment described below, the Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the three and six months ended June 30, 2020, that would result in the projected value being below the carrying value of the Company’s properties. During June 2020 a tenant in the Company’s Franklin Square Property notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the carrying value of certain tangible and intangible assets and liabilities associated with this lease that (i) were recorded as part of the purchase of the Franklin Square Property and (ii) were related to this lease and which were recorded during the Company’s ownership of the Franklin Square Property, should be written off. As a result, the Company recorded a loss on impairment of $223,097 for the three and six months ended June 30, 2020, as follows:

Loss on impairment – capitalized tenant inducements	$89,500
Loss on impairment – capitalized tenant improvements arising from acquisition cost allocation	81,860
Subtotal – Loss on impairment – tangible assets	171,360

Loss on impairment – intangible assets – leasing commissions	18,606
Loss on impairment – intangible assets – legal and marketing costs	6,281
Loss on impairment – intangible assets – leases in place	67,065
Gain on impairment – intangible liabilities – below market leases	(40,215)
Subtotal – Loss on impairment – intangible assets	51,737

Loss on impairment, net	$223,097

No such tenant-related loss on impairment was recorded during the three and six months ending June 30, 2021.

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

As of December 31, 2020, the Company had committed to a plan to sell the Hampton Inn Property. The Company’s plan includes the sale of an asset group that includes the land, site improvements, building, building improvements and furniture, fixtures and equipment associated with the Hampton Inn Property. As a result, the Company determined that as of December 31, 2020, the carrying value of the Hampton Inn Property exceeded its fair value, less estimated costs to sell, and recorded impairment of assets held for sale of $3,494,058 on its condensed consolidated statements of operations during the year ended December 31, 2020. There was no such impairment recorded during the three and six months ended June 30, 2021 and 2020, respectively. The impairment of assets held for sale represents the difference between the carrying value of the Hampton Inn Property and its estimated fair value, less estimated closing costs.  The Company based its estimate of the fair value of the Hampton Inn Property on the actual contract sale price, less estimated closing costs, a level 2 input. The fair value measurement date is as of December 31, 2020.  As of June 30, 2021, the Company does not believe that the estimated fair value of the Hampton Inn Property has changed, and the Company has not recorded any further impairment of assets held for sale related to the Hampton Inn Property.

During February 2021, the Company committed to a plan to sell the Clemson Best Western Hotel Property.  The Company’s plan includes the sale of an asset group that includes the land, site improvements, building, building improvements and furniture, fixtures and equipment associated with the Clemson Best Western Property.  The Company believes that the fair value, less estimated costs to sell, exceeds the Company’s carrying cost, so the Company has not recorded any impairment of assets held for sale related to the Clemson Best Western Property for the three and six months ended June 30, 2021.

See Note 3 for additional details on impairment of assets held for sale as of June 30, 2021 and December 31, 2020.

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

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually. The Company did not record any impairment adjustments to its intangible assets during the three and six months ended June 30, 2021. During June 2020, a tenant in the Company’s Franklin Square Property notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the book value of the intangible assets and liabilities, net, associated with this lease of $51,737 that were recorded as part of the purchase of the Franklin Square Property should be written off. This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2020. (See the table above.)

Details of the deferred costs, net of amortization, arising from the Company’s purchases of the Franklin Square Property, Hanover Square Property, Ashley Plaza Property, Brookfield Center Property and Lancer Center Property are as follows:

	June 30,
	2021
	(unaudited)	December 31, 2020
Intangible Assets
Leasing commissions	$1,155,115	$948,427
Legal and marketing costs	127,162	86,786
Above market leases	446,736	402,895
Net leasehold asset	2,174,867	1,818,254
	$3,903,880	$3,256,362

Intangible Liabilities

Below market leases, net	$(1,791,200)	$(1,022,497)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the three and six months ended June 30, 2021 and 2020, respectively, were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amortization of above market leases	$(59,984)	$(53,616)	$(113,597)	$(114,163)
Amortization of below market leases	59,603	56,379	109,979	113,833
	$(381)	$2,763	$(3,618)	$(330)

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the three and six months ended June 30, 2021 and 2020, respectively, were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Leasing commissions	(48,430)	(45,096)	(91,675)	(91,576)
Legal and marketing costs	(7,588)	(7,585)	(13,882)	(15,928)
Net leasehold asset	(165,599)	(179,767)	(314,519)	(366,388)
	(221,617)	(232,448)	(420,076)	(473,892)

As of June 30, 2021 and December 31, 2020, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $2,773,179 and $2,353,103, respectively.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the
	remaining six
	months ending
	December 31,
	2021	2022	2023	2024	2025	2026-2041	Total
Intangible Assets
Leasing commissions	$105,637	$180,278	$149,860	$122,183	$108,124	$489,033	$1,155,115
Legal and marketing costs	17,798	31,467	24,693	15,767	10,486	26,951	127,162
Above market leases	132,150	167,612	71,561	26,414	12,609	36,390	446,736
Net leasehold asset	352,441	479,485	314,532	222,390	179,880	626,139	2,174,867
	$608,026	$858,842	$560,646	$386,754	$311,099	$1,178,513	$3,903,880

Intangible Liabilities
Below market leases, net	$(136,406)	$(251,405)	$(204,936)	$(149,128)	$(117,195)	$(932,130)	$(1,791,200)

Conditional Asset Retirement Obligation

A conditional asset retirement obligation represents a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement depends on a future event that may or may not be within the Company’s control. Currently, the Company does not have any conditional asset retirement obligations. However, any such obligations identified in the future would result in the Company recording a liability if the fair value of the obligation can be reasonably estimated. Environmental studies conducted at the time the Company acquired its properties did not reveal any material environmental liabilities, and the Company is unaware of any subsequent environmental matters that would have created a material liability.

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three and six months ended June 30, 2021 and 2020, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250,000. The Company's

credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. As of June 30, 2021, the Company held five cash accounts with an aggregate balance that exceeded the FDIC limit by $8,781,394. As of December 31, 2020, the Company held two cash accounts with balances that exceeded the FDIC limit by an aggregate amount of $1,719,233.

Restricted cash represents (i) amounts held by the Company for tenant security deposits, (ii) escrow deposits held by lenders for real estate tax, insurance, and operating reserves, (iii) an escrow for the first year of dividends on the Company’s mandatorily redeemable preferred stock, and (iv) capital reserves held by lenders for investment property capital improvements.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of June 30, 2021 and December 31, 2020, the Company reported $130,948 and $109,059, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and other operating reserves. As of June 30, 2021 and December 31, 2020, the Company reported $1,999,913 and $1,352,723, respectively, in escrow deposits.

An escrow of $371,111 for the first year of dividends on the Company’s mandatorily redeemable preferred stock (see Note 4, below) was created at issuance (see Note 4, below). As of June 30, 2021 and December 31, 2020, the balance of the preferred dividend escrow was $0 and $97,632, respectively.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions furniture, fixtures and equipment, and tenant improvements. As of June 30, 2021 and December 31, 2020, the Company reported $790,769 and $674,520, respectively, in capital property reserves.

Revenue Recognition

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective on January 1, 2019. This adoption did not have a material impact on the Company’s recognition of revenues from either its retail, flex or hotel properties.

Retail and Flex Center Property Revenues

The Company recognizes minimum rents from its retail center properties (the Franklin Square, Hanover Square, Ashley Plaza and Lancer Center properties) and flex center property (Brookfield Center) on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, the Company reported $817,011 and $673,728, respectively, in unbilled rent.

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

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final.  Since these differences are determined annually under the leases and accrued as of December 31 in the year earned, no such revenues were recognized during the three and six months ended June 30, 2021 and 2020.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the three and six months ended June 30, 2021 and 2020, respectively, no such termination costs were recognized.

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

Hotel Property Operating Expenses

All personnel of the Hampton Inn Property and Clemson Best Western Property are directly or indirectly employees of Marshall Hotels and Resorts, Inc. (“Marshall”), the Company’s hotel management firm. In addition to fees and services discussed above, the Hampton Inn Property and Clemson Best Western Property reimburse Marshall for all employee related service costs, including payroll salaries and wages, payroll taxes and other employee benefits paid by Marshall on behalf of the respective property. For the Hampton Inn Property, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the three and six months ended June 30, 2021 were $207,663 and $372,090, respectively, and for the three and six months ended June 30, 2020 were $96,009 and $240,392, respectively. For the Clemson Best Western Property, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the three and six months ended June 30, 2021 were $116,965 and $220,518, respectively and for the three and six months ended June 30, 2020 were $52,135 and $202,313. The amounts are included in hotel property operating expenses in the accompanying condensed consolidated statements of operations.

Rent and other receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. (Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above.) The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of June 30, 2021 and December 31, 2020, the Company’s allowance for uncollectible rent totaled $0 and $4,693, respectively, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables.  Management determined that no additional general reserve is considered necessary as of June 30, 2021 and December 31, 2020, respectively.

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

During the three and six months ended June 30, 2021 and 2020, respectively, the Company’s Hampton Inn TRS entity generated a tax loss, so no income tax expense was recorded. During the three and six months ended June 30, 2021 and 2020, respectively, the Company’s Clemson Best Western TRS entity generated taxable income, but the Company believes that its net operating loss carryforwards from prior periods will offset this taxable income, so no income tax expense was recorded.

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

The first noncontrolling interest is in the Hampton Inn Property. In 2017, the noncontrolling owner of the Hampton Inn Property provided $2.3 million as part of the acquisition of the Hampton Inn Property for a 36 percent tenancy in common ownership interest. The Company acquired a 64 percent tenancy in common interest through its subsidiaries. Effective on January 1, 2020, the Company entered into a transaction with the noncontrolling owner of the Hampton Inn Property by which the noncontrolling owner exchanged (i) 7.55 percent of its tenant in common interest in the Hampton Inn Property for the settlement of $867,000 in advances made by the Company to the Hampton Inn Property (of which $312,120, or 36 percent, were made on behalf of the noncontrolling owner); and (ii) 3.45 percent of its tenant in common interest in the Hampton Inn Property for 93,850 units of the Operating Partnership. As a result of this transaction, effective on January 1, 2020, the Company’s tenant-in-common interest in the Hampton Inn Property increased from 64 percent to 75 percent, and the noncontrolling owner’s tenant-in-common interest decreased from 36 percent to 25 percent.  Effective on November 9, 2020, the noncontrolling owner exchanged 3 percent of its tenant in common interest in the Hampton Inn Property for the settlement of $1,021,960 in advances made by the Company to the Hampton Inn Property (of which $255,490, or 25 percent, were made on behalf of the noncontrolling owner). As a result of this transaction, the Company’s tenant-in-common interest in the Hampton Inn Property increased from 75 percent to 78 percent, and the noncontrolling owner’s tenant-in-common interest decreased from 25 percent to 22 percent. These transactions did not have any impact on the Company’s total assets, liabilities or shareholder’s equity or total equity as of June 30, 2021 or December 31, 2020.

The Hampton Inn Property’s net loss is allocated to the noncontrolling ownership interest based on its percent ownership. During the three and six months ended June 30, 2021, 22 percent of the Hampton Inn’s net income of $197,695 and $82,978, respectively, or $43,493 and $18,255, respectively was allocated to the noncontrolling partnership interest. During the three and six months ended June 30, 2020, 25 percent of the Hampton Inn’s net loss of $388,627 and $728,463, respectively, or $97,157 and  $182,117, respectively was allocated to the noncontrolling partnership interest.

The second noncontrolling interest is in the Hanover Square Property in which the Company owns an 84 percent tenancy in common interest through its subsidiary and an outside party owns a 16 percent tenancy in common interest. The Hanover Square Property’s net loss is allocated to the noncontrolling ownership interest based on its 16 percent ownership. During the three and six months ended June 30, 2021, 16 percent of the Hanover Square Property’s net loss of $17,416 and $61,298, respectively, or $2,787 and $9,807, respectively, was allocated to the noncontrolling ownership interest. During the three and six months ended June 30, 2020, 16 percent of the Hanover Square Property’s net loss of $107,136 and $76,099, respectively, or $17,142 and $12,176, respectively, was allocated to the noncontrolling ownership interest.

The third noncontrolling ownership interest are the units in the Operating Partnership that are not held by the REIT. In 2017, 125,000 Operating Partnership units were issued to members of the selling LLC which owned the Hampton Inn Property who elected to participate in a 721 exchange, which allows the exchange of interests in real property for shares in a real estate investment trust. These members of the selling LLC invested $1,175,000 in the Operating Partnership in exchange for 125,000 Operating Partnership units. Additionally, as discussed above, effective on January 1, 2020, 93,850 Operating Partnership units were issued in exchange for approximately 3.45 percent of the noncontrolling owner’s tenant in common interest in the Hampton Inn Property. On August 31, 2020, a unitholder converted 5,319 Operating Partnership units into shares of Common Stock. As of June 30, 2021, there were 213,531 Operating Partnership units outstanding.

The Operating Partnership units not held by the REIT represent 1.31 percent and 4.26 percent of the outstanding Operating Partnership units as of June 30, 2021 and December 31, 2020, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships units are issued or as units are exchanged for the Company’s $0.01 par value per share Common Stock. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net loss is allocated to the noncontrolling unit holders based on their ownership interest.

During the three and six months ended June 30, 2021, a weighted average of 1.18 and 1.91 percent, respectively, of the Operating Partnership’s net income of $120,965 and $181,520, respectively, or $1,433 and $3,473,respectively, was allocated to the noncontrolling unit holders.  During the three and six months ended June 30, 2020, a weighted average of 4.41 percent and 4.47 percent, respectively, of the Operating Partnership’s net loss of $1,162,834 and $1,793,010, respectively, or $51,282 and $80,175, respectively, was allocated to the noncontrolling unit holders.

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

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, lessors may provide rent deferrals and other lease concessions to lessees. In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected the practical expedient and will not apply lease modification accounting on a lease-by-lease basis where applicable. As a result, $263,605 and $228,346 of deferred rent resulting from lease concessions due to COVID-19 is included in accounts receivable on the Company’s condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, respectively.

In addition, to the deferred rent agreements granted by the Company, the Company has abated rent payments totaling $566,532 from various tenants that would have been paid from the March 2020 onset of the COVID-19 pandemic through June 30, 2021. For the three and six months ending June 30, 2021, respectively, and for the remaining six months ending December 31, 2021 and 2020, respectively, abated rent revenues are as follows:

					Remaining six months ended
	Three months ended June 30,		Six months ended June 30,		December 31,
	2021	2020	2021	2020	2020	2020
	Actual (1)	Actual	Actual (1)	Actual	Future (2)	Actual (1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Rent abated	$109,818	$177,624	$219,636	$177,624	$219,636	$169,273
(1)	Actual rent abatements reduce rent revenues recorded on the Company's condensed consolidated statement of operations.
(2)	Projected future rent abatements are reflected as reductions of future minimum rents in Note 6, below.

	As of June 30,		As of December 31,
	2021 (1)	2020 (1)	2021 (2)
	(unaudited)	(unaudited)	(unaudited)	2020 (1)
Cumulative rent abated	$566,532	$177,624	$786,167	$346,896
(1)	Actual
(2)	Projected

Rent abatements granted prospectively (those granted in advance of the due date of the abated rental payments), are recorded as a reduction to retail center property revenues on the Company’s condensed consolidated statement of operations during the period in which the abatement was granted.  Rent abatements granted retroactively (those granted for past due, unpaid rent that has already been recognized as rent revenue on the Company’s condensed consolidated statement of operations), are recorded as a bad debt expense on the Company’s consolidated statement of operations during the period in which the abatement was retroactively granted.  For the three and six months ending June 30, 2021, bad debt expense was $0 and $3,196.  For the three and six months ending June 30, 2020, bad debt expense was $282,374 and $288,377, respectively.  (See “other risks and uncertainties” in Note 8, below).

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

Debt With Conversion Options

In August 2020, the FASB issued ASU 2020-06, Debt - Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The objective of ASU 2020-06 is to reduce the current complexity involved in accounting for convertible financial instruments by reducing the number of accounting models applicable to those instruments in the existing guidance. Following the adoption of ASU 2020-06, companies are expected to encounter fewer instances in which a convertible financial instrument must be separated into a debt or equity component and a derivative component for accounting purposes due to the embedded conversion feature. As a result of these revisions, debt instruments issued with a beneficial conversion feature will no longer require separation and thus will be accounted for as a single debt instrument under the updated guidance. In addition to those changes, ASU 2020-06 adds several incremental financial statement disclosures with respect to a company’s convertible financial instruments and makes certain refinements with respect to calculating the effect of those instruments on a company’s diluted earnings per share. ASU 2020-06 is effective for public companies for fiscal years beginning after December 15, 2021 (including interim periods within those fiscal years), and for private companies, fiscal years beginning after December 15, 2023. Early adoption of the guidance is permitted, but no earlier than fiscal years beginning after December 15, 2020. As discussed in Note 5, below, during the period from October 2020 to January 2021, the Company issued debentures that are convertible into shares of its common stock. Those debentures are subject to the accounting guidance for convertible financial instruments. During the three and six months ended June 30, 2021, $750,000 and $5,000,000, respectively, of the $5,000,000 total principal amount of the debentures was converted to common stock.  The Company is currently evaluating the changes to the accounting guidance for convertible financial instruments set forth under ASU 2020-06, but is not required to adopt the updated guidance before January 1, 2024. No determination has been made at this time with respect to early adoption.

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

3.      Investment Properties

Investment properties consist of the following:

	June 30, 2021	December 31,
	(unaudited)	2020 (1)
Land	$12,419,112	$12,281,693
Site improvements	4,221,494	3,751,212
Buildings and improvements (2)	44,925,001	45,137,682
Furniture, fixtures and equipment	—	825,147
Investment properties at cost (3)	61,565,607	61,995,734
Less accumulated depreciation	5,221,106	4,939,872
Investment properties, net	$56,344,501	$57,055,862
(1)	As of December 31, 2020, the Clemson Best Western Property is recorded as an investment property. As of June 30, 2021, the Clemson Best Western Property is recorded as an asset held for sale. Please see the note on “assets held for sale”, below.
(2)	Includes tenant improvements (both those acquired at the acquisition and those constructed after the acquisition), tenant inducements, capitalized leasing commissions and other capital costs incurred post-acquisition.
(3)	Excludes intangible assets and liabilities (see Note 2, above, for a discussion of the Company's accounting treatment of intangible assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $548,760 and $1,003,534 for the three and six months ended June 30, 2021, respectively, and $767,978 and $1,535,292 for the three and six months ended June 30, 2020.

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

The Company generally records depreciation of capitalized tenant improvements on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	June 30,
	2021	December 31,
	(unaudited)	2020
Capitalized tenant improvements – acquisition cost allocation, net	$1,740,803	$1,155,505
Capitalized tenant improvements incurred subsequent to acquisition, net	208,910	179,919

During the three and six months ended June 30, 2021, the Company recorded $10,700 and $55,850, respectively, in capitalized tenant improvements. During the three and six months ended June 30, 2020, the Company recorded $0 and $60,000, respectively, in capitalized tenant improvements. During June 2020, a tenant in the Company’s Franklin Square Property notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the capitalized tenant improvement associated with this lease that was recorded as part of the purchase of the Franklin Square Property and carried on the Company’s condensed consolidated balance sheets related to this lease of $81,860 should be written off. This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2020.  No such loss on impairment was recorded during the three and six months ended June 30, 2021.

Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $15,090 and $26,859 for the three and six months ended June 30, 2021, respectively and $11,769 and $22,305 for the three and six months ended June 30, 2020, respectively.

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $81,393 and $143,960 for the three and six months ended June 30, 2021 and 2021, respectively, and $68,366 and $140,033 for the three and six months ended June 30, 2020, respectively.

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

The Company generally records depreciation of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	June 30, 2021	December 31,
	(unaudited)	2020
Capitalized leasing commissions, net	$340,794	$346,437

During the three and six months ended June 30, 2021, the Company recorded $24,685 and $24,685, respectively in capitalized leasing commissions. During the three and six months ended June 30, 2020, the Company recorded $2,500 and $20,239, respectively in capitalized leasing commissions.  Depreciation on capitalized leasing commissions was $15,616 and $30,328 for the three and six months ended June 30, 2021, respectively.  Depreciation on capitalized leasing commissions was $11,853 and $22,922 for the three and six months ended June 30, 2020, respectively.

Assets held for sale

The Company records properties as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Management believes that its plans to sell the Hampton Inn Property and Clemson Best Western Hotel Property meet these criteria and, as of June 30, 2021, the assets held for sale on the Company’s condensed consolidated balance sheets include certain assets associated with the Hampton Inn Property and Clemson Best Western Property.

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

During February 2021, the Company committed to a plan to sell an asset group associated with the Clemson Best Western Hotel Property that includes the land, site improvements, building, building improvements and furniture, fixtures and equipment.  As a result, as of March 31, 2021, the Company reclassified these assets, and the related mortgage payable, net, for the Clemson Best Western Property as assets held for sale and liabilities associated with assets held for sale, respectively. The Company expects that it will retain cash and restricted cash and will be responsible for the extinguishment of any accounts payable and other liabilities associated with the Clemson Best Western Property.  The Company believes that the fair value, less estimated costs to sell, exceeds the Company’s carrying cost, so the Company has not recorded any impairment of assets held for sale related to the Clemson Best Western Property for the three and six months ended June 30, 2021 or 2020.

As of June 30, 2021 and December 31, 2020, assets held for sale and liabilities associated with assets held for sale consisted of the following:

	June 30, 2021	December 31,
	(unaudited)	2020
Investment properties, net	$22,093,805	$12,410,250
Total assets held for sale	$22,093,805	$12,410,250

	June 30, 2021	December 31,
	(unaudited)	2020
Mortgages payable, net	$17,976,368	$10,352,000
Total liabilities associated with assets held for sale	$17,976,368	$10,352,000

2021 Property Acquisitions

The Lancer Center Property

On May 14, 2021, the Company completed its acquisition of the Lancer Center Property, a 178,626 square foot retail property located in Lancaster, South Carolina, through a wholly owned subsidiary. The Lancer Center Property, built in 1987, was 97.2 percent leased as of June 31, 2021 and is anchored by KJ’s Market, Big Lots, Badcock Furniture, and Harbor Freight. The purchase price for the Lancer Center Property was $10,100,000, less a $200,000 credit to the Company for major repairs, paid through a combination of cash provided by the Company and the incurrence of new mortgage debt. The Company’s total investment, including $143,130 of loan issuance costs, was $10,205,385. The Company incurred $305,385 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Lancer
Center
Property
Fair value of assets acquired
Investment property (a)	$9,902,876
Lease intangibles and other assets (b)	1,023,753
Above market leases (b)	157,438
Below market leases (b)	(878,682)
Preliminary fair value of net assets acquired (c)	$10,205,385

Purchase consideration
Consideration paid with cash (d)	$3,783,515
Consideration paid with new mortgage debt, net (e)	6,421,870
Preliminary total consideration (f)	$10,205,385
a.	Represents the fair value of the investment property acquired which includes land, buildings, site improvements, tenant improvements and furniture, fixtures and equipment. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing and acquisition costs of $305,385 were allocated and added to the fair value of the tangible assets acquired.

b.	Represents the fair value of lease intangibles and other assets. Lease intangibles include leasing commissions, leases in place, above market leases, below market leases and legal and marketing costs associated with replacing existing leases.

c.	Represents the total fair value of assets and liabilities acquired at closing.

d.	Represents cash paid at closing and cash paid for acquisition (including intangible assets), and closing costs paid at closing or directly by the Company outside of closing.

e.	Issuance of new mortgage debt, net of capitalized loan issuance costs, to fund the purchase of the property. See Note 5, below.

f.	Represents the consideration paid for the fair value of the assets and liabilities acquired.

4.       Mandatorily Redeemable Preferred Stock

On February 19, 2020, the Company issued and sold 200,000 shares of 8.0% Series A cumulative redeemable preferred stock at $23.00 per share, resulting in gross proceeds of $4,600,000.  Net proceeds from the issuance were $3,860,882, which includes the impact of the underwriter’s discounts, selling commissions and legal, accounting and other professional fees, and is presented on the Company’s condensed consolidated balance sheets as mandatorily redeemable preferred stock. At issuance, the Company created an escrow for $371,111 for the first year of dividends, which is reported as restricted cash on the Company's consolidated balance sheets. As of June 30, 2021 and December 31, 2020, respectively, the balance of the preferred dividend escrow was $0 and $97,632, respectively.

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

For all periods the mandatorily redeemable preferred stock has been outstanding, the Company has paid a cash dividend on the stock equal to 8 percent per annum, paid quarterly, as follows:

Payment Date	Record Date	Amount per share	For the period
April 27, 2020	April 24, 2020	$0.37	February 19, 2020 - April 27, 2020
July 24, 2020	July 22, 2020	0.50	April 28, 2020 - July 24, 2020
October 26, 2020	October 23, 2020	0.50	July 25, 2020 - October 26, 2020
February 1, 2021	January 29, 2021	0.50	October 27, 2020 - February 1, 2021
April 30, 2021	April 26, 2021	0.50	February 2, 2021 – April 30, 2021
July 26, 2021	July 12, 2021	0.50	May 1, 2021 - July 26, 2021

As of June 30, 2021  and December 31, 2020, the Company reported $70,004 and $70,004, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock.  This amount is reported in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets.

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

Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $50,530 and $99,979 were included in interest expense for the three and six months ended June 30, 2021, respectively, and $46,338 and $66,637 were included in interest expense for the three and six months ended June 30, 2020, respectively, in the accompanying condensed consolidated statements of operations. Accumulated amortization of the discount and deferred financing costs was $262,354 and $162,375 as of June 30, 2021 and December 31, 2020, respectively.

5.      Loans Payable

Mortgages Payable

The Company’s mortgages payables, net, consists of the following:

				Balance
				June 30,
	Monthly	Interest		2021	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2020
Franklin Square (a)	Interest only	4.70%	October 2021	$14,275,000	$14,275,000
Hanover Square (b)	$56,882	4.25%	December 2027	10,259,046	10,380,791
Ashley Plaza (c)	$52,795	3.75%	September 2029	11,247,108	11,349,518
Clemson Best Western (d)	Interest only	Variable	October 2022	—	7,750,000
Brookfield Center (e)	$22,876	3.90%	November 2029	4,800,772	4,842,887
Lancer Center (f)	$34,667	4.00%	March 2026	6,565,000	—
Unamortized issuance costs, net				(460,752)	(503,842)
Total mortgages payable, net				$46,686,174	$48,094,354
(a)	The mortgage loan for the Franklin Square Property matures in October 2021. The Company has commenced efforts to refinance this mortgage, but there is no guarantee that the Company’s efforts will be successful.

(b)	On May 8, 2020, the Company entered into a refinancing transaction with the mortgage lender for the Hanover Square Property which increased the mortgage amount and reduced the interest rate. Under this transaction, the principal amount of the loan was increased to $10,500,000 and the interest rate reduced to a fixed rate of 4.25 percent until January 1, 2023, when the interest rate will adjust to a new fixed rate which will be determined by adding 3.00 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25 percent. The fixed monthly payment, which includes principal and interest, increased to $56,882. The Company has accounted for this transaction as a loan modification in accordance with ASC 470.

The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 to 1.00 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of June 30, 2021 and December 31, 2020, respectively, the Company believes that it is compliant with these covenants.

(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and is interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.
(d)	As of June 30, 2021, the Company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale (see below).
(e)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.
(f)	The mortgage loan for the Lancer Center Property bears interest at a fixed rate of 4.00 percent. The monthly payment is $34,667 which includes interest at the fixed rate and principal, based on a twenty-five year amortization schedule. The Company has provided a guaranty of the payment of and performance under the terms of the Lancer Center Property mortgage.

Mortgages payable, net, associated with assets held for sale

The Company’s mortgages payables, net, associated with assets held for sale, consists of the following:

				Balance
				June 30,
	Monthly	Interest		2021	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2020
Hampton Inn (a)	Interest only	Variable	May 2022	$10,400,000	$10,400,000
Clemson Best Western (b)	Interest only	Variable	October 2022	7,750,000	—
Unamortized issuance costs, net				(173,632)	(48,000)
Total mortgages payable, net, associated with assets held for sale				17,976,368	10,352,000
(a)	As of December 31, 2020, the Company reclassified the mortgage loan for the Hampton Inn Property to mortgages payable, net, associated with assets held for sale. The mortgage loan for the Hampton Inn Property matured on November 9, 2020 and, on November 9, 2020 the Company entered into an amendment to extend the loan until May 2022. The Company has accounted for this transaction as a loan modification in accordance with ASC 470. Under this accounting treatment, the Company recorded $54,000 in capitalized loan issuance costs for loan fees paid to the lender and recorded $22,784 in third party costs associated with the transaction as an expense under hotel property operating expenses on the Company’s condensed consolidated statement of operations for the year ended December 31, 2020.

The mortgage loan for the Hampton Inn Property bears interest at a variable rate based on LIBOR with a minimum rate of 6.50 percent. The interest rate payable is the USD LIBOR one-month rate plus 6.25 percent. As of June 30, 2021 and December 31, 2020, the rate in effect for the Hampton Inn Property mortgage was 6.50 percent and 6.50 percent, respectively.

(b)	As of March 31, 2021, the Company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale. The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of June 30, 2021 and December 31, 2020, respectively, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent.

Convertible Debentures

On October 27, 2020, the Company entered into a definitive agreement with a financing entity to issue and sell convertible debentures in an aggregate principal amount of up to $5 million pursuant to a private offering exempt from registration under the Securities Act of 1933, as amended. The debentures were issued at a 5 percent discount to the principal amount, accrue interest at a rate of 5 percent per annum (payable at conversion or maturity), and were closed in three separate tranches as follows: (i) convertible debenture of $1.5 million issued and sold on October 27, 2020 upon the signing of the definitive agreement, (ii) convertible debenture of $2.0 million issued and sold on December 22, 2020 upon the filing of a registration statement with the U.S. Securities and Exchange Commission (“SEC”) relating to the shares of common stock that may be issued upon the conversion of the convertible debentures, and (iii) convertible debenture of $1.5 million issued and sold on January 5, 2021, the date the registration statement was declared effective by the SEC. The second and third closings of the convertible debentures were subject to the Company successfully obtaining approval from its common stockholders for the issuance of shares of common stock that may be issued upon the conversion of the convertible debentures.  Net proceeds from the issuance and sale of the convertible debentures totaled $4,231,483.

				Debt
		Principal		Issuance	Net Cash
Tranche	Closing Date	Amount	Discount	Costs – Cash	Proceeds
Tranche 1	October 27, 2020	$1,500,000	$(75,000)	$(155,555)	$1,269,445
Tranche 2	December 22, 2020	2,000,000	(100,000)	(207,407)	1,692,593
Tranche 3	January 5, 2021	1,500,000	(75,000)	(155,555)	1,269,445
Total		$5,000,000	$250,000	$518,517	$4,231,483

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

Each tranche of the convertible debentures had a maturity date one year from its closing date. At its option, the holder at any time may elect to convert any portion of the principal and accrued interest into shares of the Company’s common stock. Conversions into common stock occur at the lower of (1) a fixed conversion price of $2.47, or (2) a variable conversion price equal to 88 percent of the volume-weighted average price of the Company’s common shares for the ten consecutive trading days preceding the conversion date, except that the conversion price cannot be lower than $0.6175. Based on securities and stock exchange regulations, the agreement limits the percentage of the Company’s common shares that may be held at any time by the debenture holder, which effectively limits the amount of principal and interest that the debenture holder may convert without disposing of shares received in earlier conversions. The agreement includes customary representations and warranties, as well as provisions for conversion price adjustments that prevent dilution of the holder’s conversion shares in the event the Company issues additional shares of its common stock prior to the maturity or full conversion of the debentures. At its option, the Company may redeem all or any portion of the outstanding principal and accrued interest prior to the maturity date at a 15% premium to the principal amount, provided that the trading price of its common stock at that time is less than the $2.47 fixed conversion price and it provides the holder with ten business days’ written notice to allow the holder the opportunity to elect conversion of the debentures prior to the redemption.

As of June 30, 2021, the convertible debenture holder has elected to fully convert the total $5,000,000 principal balance of the convertible debentures and $58,788 in accrued interest to the Company’s common shares, receiving 3,181,916 common shares at an average conversion price of $1.59, as set forth in the table below.

		Accrued and
	Principal Amount	Unpaid Interest	Total Conversion	Conversion	Common Shares
Conversion Date	Converted	Converted	Amount	Price	Issued
January 6, 2021	$100,000	$411	$100,411	$1.9079	52,629
January 14, 2021	200,000	1,534	201,534	1.9079	105,631
January 15, 2021	300,000	164	300,164	1.9079	157,327
January 21, 2021	300,000	740	300,740	2.0060	149,920
January 26, 2021	500,000	411	500,411	2.0060	249,457
February 9, 2021	100,000	192	100,192	2.0078	49,901
February 9, 2021	400,000	13,699	413,699	2.0078	206,046
February 10, 2021	500,000	219	500,219	2.0078	249,138
February 17, 2021	200,000	1,055	201,055	2.0193	99,567
March 10, 2021	400,000	2,589	402,589	1.5637	257,459
March 11, 2021	250,000	69	250,068	1.5637	159,921
March 12, 2021	250,000	34	250,034	1.5637	159,899
March 12, 2021	250,000	28,151	278,151	1.5637	177,880
April 28, 2021	250,000	8,048	258,048	1.1007	234,440
May 3, 2021	250,000	685	250,685	1.1007	227,750
May 10, 2021	250,000	719	250,719	1.1641	215,376
May 11, 2021	500,000	68	500,068	1.1641	429,575
Total Conversions	$5,000,000	$58,788	$5,058,788		3,181,916

The principal amount outstanding of the convertible debentures as of June 30, 2021 and December 31, 2020 was $0 and $3,500,000, respectively.  As of June 30, 2021, and December 31, 2020, the carrying amount of the convertible debentures, net, was $0 and $2,260,565, respectively.

Line of credit, short term and note payable, short term

As of June 30, 2021 and December 31, 2020, the Company had a line of credit, short term, outstanding in the principal amount of $0 and $325,000, respectively. The line of credit, short term, was established on August 21, 2019 to provide short term funding for the Company’s acquisition of the Ashley Plaza Property and the Clemson Best Western Property (see discussion of 2019 acquisitions in Note 3, above). On February 20, 2020, the Company repaid the line of credit, short term, in the amount of $2,000,000 plus accrued interest of $21,437. Effective on February 21, 2020, the original maturity date of the line of credit, short term, the Company extended the line of credit, short term, for 60 days until April 21, 2020. On March 3, 2020 the Company received $550,000 in funding from the line of credit, short term, to fund working capital and dividend payments.  On April 21, 2020, the Company extended the line of credit, short term, for 40 days until May 31, 2020. On May 31, 2020, the Company extended the line of credit, short term, for 90 days until August 31, 2020.  On August 12, 2020, the Company extended the line of credit, short term, until September 30, 2020. On November 4, 2020, the Company made a $225,000 payment to reduce the balance of the line of credit, short term to $325,000, and extended the line of credit, short term, until March 31, 2021. On March 18, 2021 the Company extended the line of credit, short term, until April 30, 2021.  On April 21, 2021 the Company repaid the line of credit, short term, in full.

Notes payable

As of June 30, 2021 and December 31, 2020, the Company had a note payable outstanding in the principal amount of $0 and $176,300, respectively, under the Small Business Administration’s Paycheck Protection Program (the “SBA PPP Loan Program”). This note was issued on April 30, 2020, on behalf of a subsidiary, MDR PMI Greensboro TRS, LLC, the entity that operates the Hampton Inn Property. The Company used these funds pursuant to the limitations established by the SBA PPP Loan Program for payroll and other eligible expenses for the Hampton Inn Property. Under the terms of the loan, all, a portion or none of the loan may be forgiven, based on criteria established by the SBA PPP Loan Program. The Company expended the loan funds in accordance with the criteria required for forgiveness and on June 14, 2021, the Company received confirmation that the note payable had been forgiven, in full, including $1,978 of accrued interest. The forgiven principal and interest were recognized as a gain upon debt extinguishment and are recorded on the Company’s condensed consolidated statement of operations as other income.

Interest expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the three months ended June 30, 2021
	(unaudited)
		Amortization of
	Mortgage	discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square	$169,594	$2,322	$—	$171,916
Hanover Square	109,233	3,223	—	112,456
Hampton Inn	170,878	—	4,511	175,389
Ashley Plaza	106,771	4,357	—	111,128
Clemson Best Western	140,071	—	3,914	143,985
Brookfield Center	47,396	2,838	—	50,234
Lancer Center	34,534	3,658	—	38,192
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	50,530	100,000	150,530
Amortization and interest on convertible debentures	—	263,163	6,267	269,430
Line of credit, short term	—	—	374	374
Other interest	—	—	662	662
Total interest expense	$778,477	$330,091	$115,728	$1,224,296

	For the six months ended June 30, 2021
	(unaudited)

		Amortization
	Mortgage	of discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square	$337,325	$4,644	$—	$341,969
Hanover Square	220,065	6,457	—	226,522
Hampton Inn	339,878	9,000	8,889	357,767
Ashley Plaza	212,857	8,716	—	221,573
Clemson Best Western	278,602	22,437	5,490	306,529
Brookfield Center	94,480	5,676	—	100,156
Lancer Center	34,534	3,658	—	38,192
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	99,979	200,000	299,979
Amortization and interest on convertible debentures	—	1,718,487	42,486	1,760,973
Line of credit, short term	—	—	3,118	3,118
Other interest	—	—	1,650	1,650
Total interest expense	$1,517,741	$1,879,054	$261,633	$3,658,428

	For the three months ended June 30, 2020
	(unaudited)
		Amortization
	Mortgage	of capitalized	Other
	Interest	issuance	interest
	Expense	costs	expense	Total
Franklin Square	$169,594	$4,638	$—	$174,232
Hanover Square	107,364	3,217	—	110,581
Hampton Inn	163,446	34,890	6,349	204,685
Ashley Plaza	108,063	4,359	—	112,422
Clemson Best Western	140,071	22,437	975	163,483
Brookfield Center	47,814	2,838	—	50,652
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	46,338	100,000	146,338
Line of credit, short term	—	—	7,773	7,773
Other interest	—	—	465	465
Total interest expense	$736,352	$118,717	$115,562	$970,631

	For the six months ended June 30, 2020
	(unaudited)
		Amortization
	Mortgage	of discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square	$339,189	$9,276	$—	$348,465
Hanover Square	211,048	6,400	—	217,448
Hampton Inn	338,375	69,780	10,336	418,491
Ashley Plaza	216,127	8,718	—	224,845
Clemson Best Western	280,141	44,874	2,966	327,981
Brookfield Center	95,627	5,676	—	101,303
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	66,637	144,444	211,081
Line of credit, short term	—	10,000	21,345	31,345
Related party notes payable, short term	—	—	5,835	5,835
Other interest	—	—	1,969	1,969
Total interest expense	$1,480,507	$221,361	$186,895	$1,888,763

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of June 30, 2021
	(unaudited)		As of December 31, 2020
		Accumulated		Accumulated
		amortization of		amortization
	Accrued	capitalized	Accrued	of capitalized
	interest	issuance costs	interest	issuance costs
Franklin Square	$55,910	$70,354	$57,774	$65,710
Hanover Square	36,335	40,545	35,820	34,088
Hampton Inn	56,333	433,691	58,211	424,691
Ashley Plaza	35,147	31,964	36,649	23,248
Clemson Best Western	46,177	134,622	47,716	112,185
Brookfield Center	15,602	19,866	16,264	14,190
Lancer Center	21,584	3,658	—	—
Amortization and accrued preferred stock dividends (1) on mandatorily redeemable preferred stock	70,004	262,354	70,004	162,375
Amortization and interest on convertible debentures	—	—	16,301	119,870
Line of credit, short term	—	—	732	—
Total	$337,092	$997,054	$339,471	$956,357

(1)	Recorded as accrued interest under accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of December 31, 2020.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of June 30, 2021 are as follows:

		Mortgages
		Payable
		Associated
		with Assets
	Mortgages	Held for
	Payable	Sale	Total
For the remaining six months ending December 31, 2021	$14,615,565	$—	$14,615,565
2022	707,842	18,150,000	18,857,842
2023	737,090	—	737,090
2024	764,029	—	764,029
2025	799,143	—	799,143
Thereafter	29,523,257	—	29,523,257
Total principal payments and debt maturities	47,146,926	18,150,000	65,296,926
Less unamortized issuance costs	(460,752)	(173,632)	(634,384)
Net principal payments and debt maturities	$46,686,174	$17,976,368	$64,662,542

6.      Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of June 30, 2021 are as follows:

For the remaining six months ending December 31, 2021	$2,772,948
2022	5,169,931
2023	4,653,745
2024	3,684,319
2025	3,138,981
Thereafter	5,714,568
Total minimum rents	$25,134,492

7.      Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 shares of common stock, $0.01 par value per share ("Common Shares"), and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 98.69% and 95.74% interest in the Operating Partnership as of June 30, 2021 and December 31, 2020, respectively. Limited partners in the Operating Partnership who have held their units for one year or longer have the right to redeem their common units for cash or, at the REIT’s option, Common Shares at a ratio of one common unit for one common share. Under the Agreement of Limited Partnership, distributions to unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per unit as dividends per share are paid to the REIT’s holders of Common Shares.

April 2021 Common Stock Issuance

On April 13, 2021, the Company issued and sold 8,000,000 Common Shares at an offering price of $1.50 per share.  Net proceeds from the issuance totaled $10,886,970, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and estimated legal and accounting fees.

Form S-3, Shelf Registration

On June 21, 2021, the Company filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission (“SEC”). The registration statement is intended to provide the Company additional flexibility to finance future business opportunities through timely and cost-effective access to capital markets. Under the shelf registration statement, the Company may, from time to time, issue common stock up to an aggregate amount of $150 million. The Company has no current plans to issue securities under the registration statement. The shelf registration statement was declared effective by the SEC on July 27, 2021. The Company has incurred $33,365 in legal costs and filing fees associated with this registration which are recorded as offering costs on the Company’s condensed consolidated balance sheet as of June 30, 2021.

Common shares and operating partnership units outstanding

As of June 30, 2021 and December 31, 2020, respectively, there were 16,266,148 and 5,016,818 common units of the Operating Partnership outstanding with the REIT owning 16,052,617 and 4,803,287, respectively, of these common units. As of June 30, 2021 and December 31, 2020, respectively, there were 16,052,617 and 4,803,287 Common Shares of the REIT outstanding. As of June 30, 2021 and December 31, 2020, respectively, there were 213,531 and 119,681 common units of the Operating Partnership that were eligible for conversion to the Company’s Common Shares.

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

On March 16, 2021, the Company’s Compensation Committee approved a grant of 40,356 Common Shares to the Company’s three independent directors, and a grant of 26,900 shares to the chief financial officer of the Company. The effective date of the grants was March 16, 2021. The Common Shares granted vest immediately and are unrestricted. However, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the Common Shares vested immediately, the fair value of the grants, or $149,981, was recorded to share based compensation expense on the Company’s condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

On each January 1 during the term of the Plan, the maximum number of shares of common stock that may be issued under the Plan will increase by eight percent (8%) of any additional shares of common stock or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of common stock, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of any adjustment subsequent to January 1, 2020. As of January 1, 2021, the shares available for issuance under the plan was adjusted to 76,849 shares. As of June 30, 2021 the shares available for issuance under the plan was 9,593 shares.

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common

Shares, including any dilutive shares. As of June 30, 2021 and December 31, 2020, respectively, 213,531 and 119,681 of the Operating Partnership’s 213,531 common units outstanding were eligible to be converted, on a one-to-one basis, into Common Shares. The Operating Partnership’s common units and the equivalent common shares attributable to the convertible debentures have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's loss per common share is determined as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted shares outstanding
Weighted average Common Shares – basic	14,410,149	4,747,968	10,133,257	4,650,704
Effect of conversion of operating partnership units	213,531	125,000	213,531	125,000
Weighted average common shares – diluted	14,623,680	4,872,968	10,346,788	4,775,704

Calculation of earnings per share – basic and diluted
Net loss attributable to common shareholders	$(682,963)	$(1,571,603)	$(2,960,487)	$(3,295,896)
Weighted average Common Shares – basic and diluted	14,410,149	4,747,968	10,133,257	4,650,704
Earnings per share – basic and diluted	$(0.05)	$(0.33)	$(0.29)	$(0.71)

Dividends and Distributions

During the three months and six months ended June 30, 2020,  dividends in the amount of $0 and $0.125 were paid on March 10, 2020 to shareholders of record on February 11, 2020. During the three and six months ended June 30, 2021, no dividends were paid.

Total dividends and distributions to noncontrolling interests paid during the three and six months ended June 30, 2021 and 2020, respectively, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Common shareholders (dividends)	$—	$—	$—	$562,537
Hanover Square Property noncontrolling interest (distribution)	—	299,040	12,000	319,840
Operating Partnership unit holders (distributions)	—	—	—	27,356
Total dividends and distributions	$—	$299,040	$12,000	$909,733

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

Retail Center and Flex Center Properties

As of the date of this Quarterly Report on Form 10-Q, all of the tenants in the Company’s retail properties (the Franklin Square Property, Hanover Square Property, Ashley Plaza Property and Lancer Center Property) and flex property (Brookfield Center) are open.

As is the case with retail landlords across the U.S., the Company received a number of rent relief requests from tenants which were impacted by mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders and significant changes in consumer behavior.  The Company evaluated each of these requests on a case-by-case basis. As of the date of this Quarterly Report on Form 10-Q, the Company has granted lease concessions in the form of (i) rent deferrals or (ii) rent abatements.  In addition, during the year ended December 31, 2020, a tenant in the Franklin Square Property defaulted on its lease and abandoned its premises, resulting in the recognition of the loss on impairment recorded during the year ended December 31, 2020. A second tenant in the Hanover Square Property which was operating under bankruptcy protection, did not renew its lease upon its expiration. However, this space has been re-leased.

The deferral and abatement agreements, and the lease abandonment, have reduced the rent revenues the Company has recognized during the three and six months ended June 30, 2021, and will reduce the rent revenues the Company expects to receive in future periods, as discussed below.

Under the rent deferral agreements, the tenants have agreed to repay deferred and unpaid rent over a specified time period or before a certain date. Under these rent deferral agreements reached during the year ended December 31, 2020 (the Company did not enter into any such deferral agreements during the three and six months ended June 30, 2021), the Company agreed to defer $20,443 and $40,618 in base rent payments during the three and six months ended June 30, 2021, respectively. For the three and six months ending June 30, 2020, the Company agreed to defer $80,224 and $80,224, respectively. For the remaining six months ending December 31, 2021, the Company has agreed to defer $41,156 in base rent payments. For the six months ended December 31, 2020, the Company deferred $148,122 in base rent payments.  Deferred rent is recognized as retail center property revenues or flex center property revenues on the Company’s condensed consolidated statement of operations and as rent and other receivables on the Company’s condensed consolidated balance sheets.

Under the rent abatement agreements reached during the year ended December 31, 2020 (the Company did not enter into any such abatement agreements during the three and six months ended June 30, 2021), the Company agreed to permanently abate rent in exchange for lease extensions of between one and three years, depending on the amount of the abatement.  In one case, the Company agreed to abate a portion of a tenant’s base rent in exchange for future rent payments based on the tenant’s monthly sales.  For the three and six months ended June 30, 2021, the Company abated rents of $109,818 and $219,636, respectively. For the three and six months ended June 30, 2020, the Company abated rents of $177,624 and $177,624, respectively. For the six months ended December 31, 2020, the Company abated $169,273 in base rents. Under the abatement agreements reached during the year ended December 31, 2020, the Company agreed to abate an additional $219,636 in base rent for the remaining six months ending December 31, 2021. For the year ending December 31, 2022 the Company has agreed to abate rent of $174,330. Abated rent is excluded from future minimum rents in Note 6, above.

In addition to the deferrals and abatements, two tenants in the Company’s retail property centers declared bankruptcy and a third tenant defaulted on its lease during the year ended December 31, 2020. While under bankruptcy protection, the first tenant’s term expired on June 30, 2020 and the Company was unable to collect rent totaling $18,750. This rent was recognized and then written off and is recorded as bad debt expense on the Company’s consolidated statement of operations for the  three and six months ended June 30, 2020. No such amounts related to this lease were recorded during the three and six months ended June 30, 2021. A second tenant declared bankruptcy and then emerged from bankruptcy protection during the year ended December 31, 2020. As part of the bankruptcy proceeding, the tenant’s lease was restructured, resulting in rent abatements of $16,440 and $32,880 for the three and six months ended June 30, 2021, respectively and $33,440 and $33,440 for the three and six months ended June 30, 2020.For the remaining six months ending December 31, 2021, the Company agreed to abate an additional $20,880 in base rent. For the six months ended December 31, 2020, the Company abated $44,213 in base rent. Additionally, the Company agreed to abate base rent of $22,760 for the year ended December 31, 2022 and $7,300 for the year ended December 31, 2023. Under the restructured lease, the Tenant’s lease term, which originally expired in 2023, was extended for one five-year period.

A third tenant defaulted on its lease and abandoned its premises. During the year ended December 31, 2020, the Company wrote off a total of $34,556 in rent and CAM. Of this amount, $16,842 was initially recorded as retail center property revenues, $8,817 was initially recorded as retail property tenant reimbursements on the Company’s consolidated statement of operations for the year ended December 31, 2020 and $8,897 was initially recorded as retail center property revenues and retail property tenant reimbursements on the Company’s consolidated statement of operations for the year ended December 31, 2019. These amounts were then recorded as bad debt expense on the Company’s consolidated statement of operations for the year ended December 31, 2020. No such amounts related to this tenant were recorded to bad debt expense for the three and six months ended June 30, 2021 or 2020.  In addition, the Company was not able to collect rent totaling $61,055 for the year ending December 31, 2020 and will not collect future rents of $530,544 under this lease.

In return for (i) granting abatements and (ii) restructuring the lease of the tenant under bankruptcy protection, the Company received lease extension agreements of between one and five years, resulting in additional future rents payable under these leases as follows.  These amounts are included in future minimum rents in Note 6, above.

	Additional Rent Under Term Extensions (1)
	For the year ended December 31,
	2020	2021	2022	2023	2024	2025	Thereafter	Total
Franklin Square	$—	$—	$161,849	$277,456	$333,039	$360,830	$111,165	$1,244,339
Hanover Square	—	—	242,069	259,306	76,550	—	—	577,925
Ashley Plaza	—	—	—	124,993	125,000	128,333	744,858	1,123,184
Total	$—	$—	$403,918	$661,755	$534,589	$489,163	$856,023	$2,945,448
(1)	Excludes future rent payments based on tenant’s monthly sales revenues.

There is no assurance that the Company will receive these future rent payments.

While the Company’s rent collections from its retail and flex center properties have stabilized, the extent of the continued impact of COVID-19  and its new variants, including the delta variant,on revenues from the Company’s retail and flex center properties and tenants remains uncertain and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the speed and effectiveness of vaccine and treatment developments and deployment, and potential mutations of COVID-19 and the response thereto.

Revenues will continue to be impacted by the deferral and abatement agreements (discussed above) that the Company has granted to various tenants and could continue to be negatively impacted until consumer demand for the goods and services of the Company’s retail and flex center tenants returns to levels prior to the virus outbreak. Additionally, the direct and indirect economic effects of the pandemic and containment measures and the potential for changes in consumer behavior and business and leisure travel patterns could continue to have a significant negative impact on consumer demand for the goods and services of the Company’s retail tenants within its portfolio in the coming months.

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

Operating statistics for the six months ended June 30, 2021, and the years ended December 31, 2020 and 2019, for the Hampton Inn Property were as follows:

	Occupancy			Average Daily Rate
Hampton Inn Property	2021	2020	2019	2021	2020	2019
January	47.8%	41.6%	43.9%	$72.85	$100.41	$94.57
February	68.3%	72.0%	51.9%	81.74	102.73	105.15
March	51.8%	33.3%	64.1%	94.10	106.98	109.11
April	56.3%	25.7%	62.3%	93.46	65.15	149.33
May	66.1%	41.5%	55.8%	102.11	67.87	111.37
June	70.4%	49.6%	72.1%	126.38	73.40	103.89
July	%	65.1%	60.8%		71.34	110.57
August	%	50.3%	75.7%		77.73	107.29
September	%	59.8%	65.0%		80.27	105.22
October	%	41.8%	75.0%		99.43	160.01
November	%	28.8%	66.6%		83.02	106.43
December	%	24.4%	48.7%		75.67	99.43
Full Year	%	44.4%	60.6%		$84.10	$113.41

During the period of the year ended December 31, 2020 that was impacted by COVID-19 (March through December 2020) significant portions of the Hampton Inn’s occupancy was generated by non-traditional sources, including an agreement with the City of Greensboro to house homeless families. During this period, this agreement resulted in 5,704 room nights of occupancy, or approximately 28 percent of the total occupied rooms during the year ended December 31, 2020 and 39 percent of the occupied rooms during the nine months of 2020 that were impacted by COVID-19 (March through December 2020). This agreement continued in January and ended in February 2021, resulting in 2,064 room nights of occupancy, or approximately 33 percent of the total occupied rooms during the three months ended March 31, 2021 and 49 percent of the rooms occupied during January and February 2021.  While these non-traditional sources of occupancy generated room nights, the average daily rate was significantly lower than prior periods and resulted in significantly reduced hotel property revenues.

Operating statistics for the six months ended June 30, 2021, and the years ended December 31, 2020 and 2019, for the Clemson Best Western Property were as follows:

	Occupancy			Average Daily Rate
Clemson Best Western Property	2021	2020	2019	2021	2020	2019
January	100.0%	24.8%	27.4%	$55.13	$77.04	$98.10
February	100.0%	31.9%	34.8%	58.83	94.07	92.03
March	100.0%	26.7%	67.3%	56.05	90.58	92.61
April	100.0%	24.5%	47.4%	59.00	68.97	103.92
May	100.0%	19.9%	37.5%	42.23	61.54	109.69
June	100.0%	24.0%	38.4%	39.00	61.24	93.80
July	%	22.7%	31.6%		56.13	85.34
August	%	27.0%	47.2%		64.35	111.60
September	%	65.0%	38.5%		67.59	161.11
October	%	100.0%	38.3%		58.99	143.35
November	%	100.0%	39.3%		58.48	121.87
December	%	99.7%	28.4%		26.94	83.12
Full Year	%	47.2%	34.9%		$59.08	$118.64
(1)	January through August 2019 data for the Clemson Best Western Property is from the prior owner. September 2019 data is from the September 2019 STR report for the Clemson Best Western Property.

Occupancy rates from October 2020 through June 2021 were a result of an agreement by which the Company leased the entire Clemson Best Western Property to Clemson University from September 14, 2020 through December 15, 2020. In January 2021, this agreement was extended through May 5, 2021. In May 2021, this agreement was extended through May 2022.

While intense efforts to reduce operating costs have resulted in expense reductions in the period during which the Company’s hotel operations have been impacted by COVID-19, the Company cannot be certain as to what level of savings can continue to be achieved overall to mitigate the material decline in hotel revenues it may continue to experience. The federal government has provided assistance to the industries negatively affected by the virus, including the hospitality industry, and our two hotel properties have received loans under one of these programs (see Note 5), but the aid has not mitigated the material reduction in revenue resulting from COVID-19 travel impacts. The Company was not eligible to participate in the second round of the Payroll Protection Program loans announced in December 2020.

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

For the three and six months ended June 30, 2021, the Company incurred $211,253 and $386,293 , in asset management fees, respectively. For the three and six months ended June 30, 2020, the Company incurred $151,516 and $296,378, in asset management fees, respectively. Asset management fees are recorded on the Company’s condensed consolidated statements of operations as either (i) retail center property operating expenses, (ii) hotel property operating expenses or (iii) legal, accounting and other professional fees, depending on the basis on which the asset management fee is determined.

The Manager also receives an acquisition fee of 2.0% of the purchase price plus transaction costs, for each property acquired or investment made on the Company’s behalf at the closing of the acquisition of such property or investment, in consideration for the Manager’s assistance in effectuating such acquisition. Acquisition fees are allocated and added to the fair value of the tangible assets acquired and recorded as part of investment properties, net, on the Company’s condensed consolidated balance sheets. On March 16, 2021, the Manager agreed to defer one-half of all acquisition fees until the Company’s stock price reaches $5.00 per share. For the three and six months ended June 30, 2021, the Company incurred $206,052 in acquisition fees associated with the Lancer Center Property acquisition, which were allocated and added to the fair value of the Lancer Center Property tangible assets.  One half of the acquisition fee, or $103,026 was paid in cash and one half of the acquisition fee was accrued until such time that the Company’s stock price reaches $5.00 per share.  The accrued portion of the acquisition fee is recorded under accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2021. No acquisition fees were earned or paid during the three and six months ended June 30, 2020.

The Manager will be entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in this offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to this offering, and (B) 7%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period. For purposes of calculating the incentive fee during the first years after completion of this offering, adjusted funds from operations (“AFFO”) will be determined by annualizing the applicable period following completion of this offering. AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. The Company further adjusts funds from operations (“FFO”) for certain items that are not added to net income in the National Association of Real Estate Investment Trusts’ (NAREIT) definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on real estate investments). No incentive fees were earned or paid during the three and six months ended June 30, 2021 or 2020.

Other related parties

The Company pays Shockoe Properties, LLC, a subsidiary of Dodson Properties, an entity in which one of the owners of the Manager holds a 6.32 percent interest, an annual property management fee of up to three percent of the monthly gross revenues of the Franklin Square, Hanover Square, Ashley Plaza and Brookfield properties. These fees are paid in arrears on a monthly basis. During the three and six months ended June 30, 2021, the Company paid Shockoe Properties, LLC property management fees of $42,839 and $83,405, respectively. During the three and six months ended June 30, 2020, the Company paid Shockoe Properties, LLC property management fees of $28,683 and $74,008, respectively.

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

The following table presents property operating revenues, expenses and NOI by product type:

	For the three months ended June 30,
	Hotel properties		Retail center properties		Flex center property		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Revenues	$1,433,318	$512,929	$1,361,349	$1,315,267	$183,594	$196,670	$2,978,261	$2,024,866
Operating expenses	975,189	559,976	353,834	337,392	64,716	50,480	1,393,739	947,848
Bad debt expense	—	—	—	282,374	—	—	—	282,374
Net operating income (loss)	$458,129	$(47,047)	$1,007,515	$695,501	$118,878	$146,190	$1,584,522	$794,644

	For the six months ended June 30,
	Hotel properties		Retail center properties		Flex center property		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Revenues	$2,728,703	$1,469,797	$2,554,990	$2,691,557	$366,421	$391,822	$5,650,114	$4,553,176
Operating expenses	1,772,584	1,522,672	681,764	692,989	118,804	103,039	2,573,152	2,318,700
Bad debt expense	—	—	3,196	288,377	—	—	3,196	288,377
Net operating income (loss)	$956,119	$(52,875)	$1,870,030	$1,710,191	$247,617	$288,783	$3,073,766	$1,946,099

11.      Subsequent Events

As of August 9, 2021, the following events have occurred subsequent to the June 30, 2021 effective date of the condensed consolidated financial statements:

Mandatorily Redeemable Preferred Stock Dividend

On July 26, 2021, a dividend in the amount of $0.50 was paid to mandatorily redeemable preferred stock shareholders of record on July 12, 2021 for the period from May 1, 2021 through July 26, 2021.

Declaration of Common Stock Dividend

On August 5, 2021, a dividend in the amount of $0.02 per share was paid to common stock shareholders and operating partnership unit holders of record on August 2, 2021.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the competitive environment in which we operate;
●	national, international, regional and local economic conditions;
●	capital expenditures;
●	the availability, terms and deployment of capital;
●	financing risks;
●	the general level of interest rates;
●	changes in our business or strategy;
●	fluctuations in interest rates and increased operating costs;
●	our limited operating history;
●	the degree and nature of our competition;
●	our dependence upon our Manager and key personnel;
●	defaults on or non-renewal of leases by tenants;
●	decreased rental rates or increased vacancy rates;
●	our ability to make distributions on shares of our common stock and preferred stock;

●	difficulties in identifying properties to acquire and completing acquisitions;
●	our ability to operate as a public company;
●	potential natural disasters such as hurricanes;
●	COVID-19 pandemic;
●	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;
●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates; and
●	related industry developments, including trends affecting our business, financial condition and results of operations.

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

As of June 30, 2021, our company owned and operated seven investment properties, the Shops at Franklin Square (the “Franklin Square Property”), a 134,239 square foot retail property located in Gastonia, North Carolina, the Greensboro Hampton Inn (the “Hampton Inn Property”) a hotel with 125 rooms on 2.162 acres in Greensboro, North Carolina, the Hanover North Shopping Center (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 160,356 square foot retail property located in Goldsboro, North Carolina, the Clemson Best Western

University Inn (the “Clemson Best Western Property”), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina, Brookfield Center (the “Brookfield Center Property”), a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina and the Lancer Center, a 178,626 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”). As of June 30, 2021, we owned 78 percent of the Hampton Inn Property as a tenant in common with a noncontrolling owner which owned the remaining 22 percent interest. The tenants in common lease the Hampton Inn Property to a taxable REIT subsidiary that, as of  June 30, 2021, is also owned 78 percent by us and 22 percent by the noncontrolling owner. As of June 30, 2021, we owned 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owned the remaining 16 percent interest.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have Investments. As of June 30, 2021, our reportable segments were retail center properties, flex center properties, and hotel properties.

Recent Trends and Activities

Significant events that have impacted our company are summarized below.

Form S-3, Shelf Registration

On June 21, 2021, our company filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission (“SEC”). The registration statement is intended to provide additional flexibility to finance future business opportunities through timely and cost-effective access to capital markets. Under the shelf registration statement, our company may, from time to time, issue common stock up to an aggregate amount of $150 million. The shelf registration statement relating to these securities has been filed with the SEC and became effective on July 27, 2021. Our company has no current plans to issue securities under the registration statement.

Equity Issuances

On April 13, 2021, our company issued and sold 8,000,000 Common Shares at an offering price of $1.50 per share. Net proceeds from the issuance totaled $10,886,970, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and estimated legal and accounting fees.

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

On March 16, 2021, our company’s Compensation Committee approved a grant of 40,356 Common Shares to our company’s three independent directors, and a grant of 26,900 shares to the chief financial officer of our company. The effective date of the grants was

March 16, 2021. The Common Shares granted vest immediately and are unrestricted. However, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the Common Shares vested immediately, the fair value of the grants, or $149,981, was recorded to share based compensation expense on our company’s condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of our company’s Common Shares on the effective date of the grant.

Financing Activities

Mortgages payable

Our company financed its acquisitions of its investment properties through mortgages, as follows:

				Balance
				June 30,
	Monthly	Interest		2021	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2020
Franklin Square (a)	Interest only	4.70%	October 2021	$14,275,000	$14,275,000
Hanover Square (b)	$56,882	4.25%	December 2027	10,259,046	10,380,791
Ashley Plaza (c)	$52,795	3.75%	September 2029	11,247,108	11,349,518
Clemson Best Western (d)	Interest only	Variable	October 2022	-	7,750,000
Brookfield Center (e)	$22,876	3.90%	November 2029	4,800,772	4,842,887
Lancer Center (f)	$34,667	4.00%	March 2026	6,565,000	—
Unamortized issuance costs, net				(460,752)	(503,842)
Total mortgages payable, net				$46,686,174	$48,094,354
(a)	The mortgage loan for the Franklin Square Property matures in October 2021. Our company has commenced efforts to refinance this mortgage, but there is no guarantee that our efforts will be successful. See Future Liquidity Needs, below.
(b)	On May 8, 2020, our company entered into a refinancing transaction with the mortgage lender for the Hanover Square Property which increased the mortgage amount and reduced the interest rate. Under this transaction, the principal amount of the loan was increased to $10,500,000 and the interest rate reduced to a fixed rate of 4.25 percent until January 1, 2023, when the interest rate will adjust to a new fixed rate which will be determined by adding 3.00 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25 percent. The fixed monthly payment, which includes principal and interest, increased to $56,882. Our company has accounted for this transaction as a loan modification. Under this accounting treatment, our company recorded $1,500 in capitalized loan issuance costs for loan fees paid to the lender and recorded $43,852 in third party costs associated with the transaction as an expense under retail property operating expenses on our company’s consolidated statement of operations for the year ended December 31, 2020.

The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 to 1.00 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of June 30, 2021 and December 31, 2020, respectively, our company believes that it is compliant with these covenants.

(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and is interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.
(d)	As of June 30, 2021, our company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale.
(e)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.

(f)	The mortgage loan for the Lancer Center Property bears interest at a fixed rate of 4.00 percent. The monthly payment is $34,667 which includes interest at the fixed rate and principal, based on a twenty-five year amortization schedule. Our company has provided a guaranty of the payment of and performance under the terms of the Lancer Center Property mortgage.

Our company financed its acquisitions of its assets held for sale through mortgages, which as of June 30, 2021 are recorded as mortgages payable, net, associated with assets held for sale, on our consolidated balance sheets, as follows:

				Balance
				June 30,
	Monthly	Interest		2021	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2020
Hampton Inn (a)	Interest only	Variable	May 2022	$10,400,000	$10,400,000
Clemson Best Western (b)	Interest only	Variable	October 2022	7,750,000	—
Unamortized issuance costs, net				(173,632)	(48,000)
Total mortgages payable, net, associated with assets held for sale				17,976,368	10,352,000
(a)	As of December 31, 2020, our company reclassified the mortgage loan for the Hampton Inn property to liabilities associated with assets held for sale. The mortgage loan for the Hampton Inn property matured on November 9, 2020 and, on November 9, 2020 our company entered into an amendment to extend the loan until May 2022. Our company has accounted for this transaction as a loan modification in accordance with ASC 470. Under this accounting treatment, our company recorded $54,000 in capitalized loan issuance costs for loan fees paid to the lender and recorded $22,784 in third party costs associated with the transaction as an expense under hotel property operating expenses on our company’s consolidated statement of operations for the three and six months ended June 30, 2021.

The mortgage loan for the Hampton Inn Property bears interest at a variable rate based on LIBOR with a minimum rate of 6.50 percent. The interest rate payable is the USD LIBOR one-month rate plus 6.25 percent. As of June 30, 2021 and December 31, 2020, the rate in effect for the Hampton Inn Property mortgage was 6.50 percent and 6.50 percent, respectively.

(b)	As of March 31, 2021, our company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale. The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of June 30, 2021 and December 31, 2020, respectively, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent.

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

As of June 30, 2021, the convertible debenture holder has elected to fully convert the total $5,000,000 in principal balance of the convertible debentures and $58,788 in accrued interest to our company’s common shares, receiving 3,181,916 common shares at an average conversion price of $1.59, as set forth in the table below.

		Accrued and
	Principal	Unpaid	Total		Common
	Amount	Interest	Conversion	Conversion	Shares
Conversion Date	Converted	Converted	Amount	Price	Issued
January 6, 2021	$100,000	$411	$100,411	$1.9079	52,629
January 14, 2021	200,000	1,534	201,534	1.9079	105,631
January 15, 2021	300,000	164	300,164	1.9079	157,327
January 21, 2021	300,000	740	300,740	2.0060	149,920
January 26, 2021	500,000	411	500,411	2.0060	249,457
February 9, 2021	100,000	192	100,192	2.0078	49,901
February 9, 2021	400,000	13,699	413,699	2.0078	206,046
February 10, 2021	500,000	219	500,219	2.0078	249,138
February 17, 2021	200,000	1,055	201,055	2.0193	99,567
March 10, 2021	400,000	2,589	402,589	1.5637	257,459
March 11, 2021	250,000	69	250,068	1.5637	159,921
March 12, 2021	250,000	34	250,034	1.5637	159,899
March 12, 2021	250,000	28,151	278,151	1.5637	177,880
April 28, 2021	250,000	8,048	258,048	1.1007	234,440
May 3, 2021	250,000	685	250,685	1.1007	227,750
May 10, 2021	250,000	719	250,719	1.1641	215,376
May 11, 2021	500,000	68	500,068	1.1641	429,575
Total Conversions	$5,000,000	$58,788	$5,058,788		3,181,916

The principal amount outstanding of the convertible debentures as of June 30, 2021 and December 31, 2020 was $0 and $3,500,000, respectively. As of June 30, 2021, and December 31, 2020, the carrying amount of the convertible debentures, net, was $0 and $2,260,565, respectively.

Line of credit, short term

As of June 30, 2021 and December 31, 2020, our company had a line of credit, short term, outstanding in the principal amount of $325,000 and $325,000, respectively. The line of credit, short term, was established on August 21, 2019 to provide short term funding for our company’s acquisition of the Ashley Plaza Property and the Clemson Best Western Property (see discussion of 2019 acquisitions in Note 3, above). On February 20, 2020, our company repaid the line of credit, short term, in the amount of $2,000,000 plus accrued interest of $21,437. Effective on February 21, 2020, the original maturity date of the line of credit, short term, our company extended the line of credit, short term, for 60 days until April 21, 2020. On March 3, 2020 our company received $550,000 in funding from the line of credit, short term, to fund working capital and dividend payments. On April 21, 2020, our company extended the line of credit, short term, for 40 days until May 31, 2020. On May 31, 2020, our company extended the line of credit, short term, for 90 days until August 31, 2020. On August 12, 2020, our company extended the line of credit, short term, until September 30, 2020. On November 4, 2020, our company made a $225,000 payment to reduce the balance of the line of credit, short term to $325,000, and extended the line of credit, short term, until March 31, 2021. On March 18, 2021, our company extended the line of credit, short term, until April 30, 2021. On April 21, 2021, our company repaid the line of credit, short term, in full.

Notes payable

As of June 30, 2021 and December 31, 2020, our company had a note payable outstanding in the principal amount of $0 and $176,300, respectively, under the Small Business Administration’s Paycheck Protection Program (the “SBA PPP Loan Program”). This note was issued on April 30, 2020, on behalf of a subsidiary, MDR PMI Greensboro TRS, LLC, the entity that operates the Hampton Inn Property. Our company used these funds pursuant to the limitations established by the SBA PPP Loan Program for payroll and other eligible expenses for the Hampton Inn Property.  Under the terms of the loan, all, a portion or none of the loan may be forgiven, based on criteria established by the SBA PPP Loan Program. On June 14, 2021, our company received confirmation that the note payable had been forgiven, in full, including $1,978 of accrued interest. The forgiven principal and interest were recognized as a gain upon debt extinguishment and are recorded on our company’s condensed consolidated statement of operations as other income.

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

Retail Center and Flex Center Properties

As of the date of this Quarterly Report on Form 10-Q, all of the tenants in our company’s retail properties (the Franklin Square Property, Hanover Square Property, Ashley Plaza Property and Lancer Center Property) and flex property (Brookfield Center) are open.

As is the case with retail landlords across the U.S., our company received a number of rent relief requests from tenants which were impacted by mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders and significant changes in consumer behavior.  Our company evaluated each of these requests on a case-by-case basis. As of the date of this Quarterly Report on Form 10-Q, our company has granted lease concessions in the form of (i) rent deferrals or (ii) rent abatements.  In addition, during the year ended December 31, 2020, a tenant in the Franklin Square Property defaulted on its lease and abandoned its premises, resulting in the recognition of the loss on impairment recorded during the year ended December 31, 2020. A second tenant in the Hanover Square Property which was operating under bankruptcy protection, did not renew its lease upon its expiration. However, this space has been re-leased.

The deferral and abatement agreements, and the lease abandonment, have reduced the rent revenues our company has recognized during the three and six months ended June 30, 2021, and will reduce the rent revenues our company expects to receive in future periods, as discussed below.

Under the rent deferral agreements, the tenants have agreed to repay deferred and unpaid rent over a specified time period or before a certain date. Under these rent deferral agreements reached during the year ended December 31, 2020 (our company did not enter into any such deferral agreements during the three and six months ended June 30, 2021), our company agreed to defer $20,443 and $40,618 in base rent payments during the three and six months ended June 30, 2021, respectively. For the three and six months ending June 30, 2020, our company agreed to defer $80,224 and $80,224, respectively. For the remaining six months ending December 31, 2021, our company has agreed to defer $41,156 in base rent payments. For the six months ended December 31, 2020, our company deferred $148,122 in base rent payments. Deferred rent is recognized as retail center property revenues or flex center property revenues on our company’s condensed consolidated statement of operations and as rent and other receivables on our company’s condensed consolidated balance sheets.

Under the rent abatement agreements reached during the year ended December 31, 2020 (our company did not enter into any such abatement agreements during the three and six months ended June 30, 2021), our company agreed to permanently abate rent in exchange for lease extensions of between one and three years, depending on the amount of the abatement. In one case, our company agreed to abate a portion of a tenant’s base rent in exchange for future rent payments based on the tenant’s monthly sales. For the three and six months ended June 30, 2021, our company abated rents of $109,818 and $219,636, respectively. For the three and six months ended June 30, 2020, our company abated rents of $177,624 and $177,624, respectively. For the six months ended December 31, 2020, our company abated $169,273 in base rents. Under the abatement agreements reached during the year ended December 31, 2020, our company agreed to abate an additional $219,636 in base rent for the remaining six months ending December 31, 2021.  For the year ending December 31, 2022 our company has agreed to abate rent of $174,330. Abated rent is excluded from future minimum rents in Note 6 of the accompanying notes to the condensed consolidated financial statements.

In addition to the deferrals and abatements, two tenants in our company’s retail property centers declared bankruptcy and a third tenant defaulted on its lease during the year ended December 31, 2020. While under bankruptcy protection, the first tenant’s term expired on June 30, 2020 and our company was unable to collect rent totaling $18,750. This rent was recognized and then written off and is recorded as bad debt expense on our company’s consolidated statement of operations for the three and six months ended June 30, 2020.  No such amounts related to this lease were recorded during the three and six months ended June 30, 2021. A second tenant declared bankruptcy and then emerged from bankruptcy protection during the year ended December 31, 2020. As part of the bankruptcy proceeding, the tenant’s lease was restructured, resulting in rent abatements of $16,440 and $32,880 for the three and six months ended June 30, 2021, respectively and $33,440 and $33,440 for the three and six months ended June 30, 2020. For the remaining six months ending December 31, 2021, our company agreed to abate an additional $20,880 in base rent. For the six months ended December 31, 2020, our company abated $44,213 in base rent. Additionally, our company agreed to abate base rent of $22,760 for the year ended December 31, 2022 and $7,300 for the year ended December 31, 2023. Under the restructured lease, the Tenant’s lease term, which originally expired in 2023, was extended for one five-year period.

A third tenant defaulted on its lease and abandoned its premises. During the year ended December 31, 2020, our company wrote off a total of $34,556 in rent and CAM. Of this amount, $16,842 was initially recorded as retail center property revenues, $8,817 was initially recorded as retail property tenant reimbursements on our company’s condensed consolidated statement of operations for the year ended December 31, 2020 and $8,897 was initially recorded as retail center property revenues and retail property tenant reimbursements on our company’s consolidated statement of operations for the year ended December 31, 2019. These amounts were then recorded as bad debt expense on our company’s consolidated statement of operations for the year ended December 31, 2020. No such amounts related to this tenant were recorded to bad debt expense for the three and six months ended June 30, 2021 or 2020.  In addition, our company was not able to collect rent totaling $61,055 for the year ending December 31, 2020 and will not collect future rents of $530,544 under this lease.

In return for (i) granting abatements and (ii) restructuring the lease of the tenant under bankruptcy protection, our company received lease extension agreements of between one and five years, resulting in additional future rents payable under these leases as follows. These amounts are included in future minimum rents in Note 6 of the accompanying notes to the condensed consolidated financial statements.

	Additional Rent Under Term Extensions (1)
	For the year ended December 31,
	2022	2023	2024	2025	Thereafter	Total
Franklin Square	$161,849	$277,456	$333,039	$360,830	$111,165	$1,244,339
Hanover Square	242,069	259,306	76,550	—	—	577,925
Ashley Plaza	—	124,993	125,000	128,333	744,858	1,123,184
Total	$403,918	$661,755	$534,589	$489,163	$856,023	$2,945,448
(1)	Excludes future rent payments based on tenant’s monthly sales revenues.

There is no assurance that our company will receive these future rent payments.

While our company’s rent collections from its retail and flex center properties have stabilized, the extent of the continued impact of COVID-19 and its new variants, including the delta variant, on revenues from our company’s retail and flex center properties and tenants remains uncertain and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the speed and effectiveness of vaccine and treatment developments and deployment, and potential mutations of COVID-19 and the response thereto.

Revenues will continue to be impacted by the deferral and abatement agreements (discussed above) that our company has granted to various tenants and could continue to be negatively impacted until consumer demand for the goods and services of our company’s retail and flex center tenants returns to levels prior to the virus outbreak. Additionally, the direct and indirect economic effects of the pandemic and containment measures and the potential for changes in consumer behavior and business and leisure travel patterns could continue to have a significant negative impact on consumer demand for the goods and services of our company’s retail tenants within its portfolio in the coming months.

Hotel Properties

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the United States, resulting in significant decreases in our company’s hotel property (the Hampton Inn Property and the Clemson Best Western Property), revenues and the hospitality industry as a whole. With the overall uncertainty of the longevity of COVID-19 in the U.S. and the resulting economic decline, it is difficult to project the duration of revenue declines for the industry and our company. However, our company currently expects the decline in revenue and operating results as compared to 2019 to continue throughout 2021 and potentially into future years.

Operating statistics for the six months ended June 30, 2021, and the years ended December 31, 2020 and 2019, for the Hampton Inn Property were as follows:

	Occupancy			Average Daily Rate
Hampton Inn Property	2021	2020	2019	2021	2020	2019
January	47.8%	41.6%	43.9%	$72.85	$100.41	$94.57
February	68.3%	72.0%	51.9%	81.74	102.73	105.15
March	51.8%	33.3%	64.1%	94.10	106.98	109.11
April	56.3%	25.7%	62.3%	93.46	65.15	149.33
May	66.1%	41.5%	55.8%	102.11	67.87	111.37
June	70.4%	49.6%	72.1%	126.38	73.40	103.89
July	%	65.1%	60.8%		71.34	110.57
August	%	50.3%	75.7%		77.73	107.29
September	%	59.8%	65.0%		80.27	105.22
October	%	41.8%	75.0%		99.43	160.01
November	%	28.8%	66.6%		83.02	106.43
December	%	24.4%	48.7%		75.67	99.43
Full Year	%	44.4%	60.6%		$84.10	$113.41

During the period of the year ended December 31, 2020 that was impacted by COVID-19 (March through December, 2020) significant portions of the Hampton Inn’s occupancy was generated by non-traditional sources, including an agreement with the City of Greensboro to house homeless families. During this period, this agreement resulted in 5,704 room nights of occupancy, or approximately 28 percent of the total occupied rooms during the year ended December 31, 2020 and 39 percent of the occupied rooms during the nine months of 2020 that were impacted by COVID-19 (March through December 2020). This agreement continued in January and ended in February 2021, resulting in 2,064 room nights of occupancy, or approximately 33 percent of the total occupied rooms during the three months ended March 31, 2021 and 49 percent of the rooms occupied during January and February 2021. While these non-traditional sources of occupancy generated room nights, the average daily rate was significantly lower than prior periods and resulted in significantly reduced hotel property revenues.

Operating statistics for the six months ended June 30, 2021, and the years ended December 31, 2020 and 2019, for the Clemson Best Western Property were as follows:

	Occupancy			Average Daily Rate
Clemson Best Western Property	2021	2020	2019	2021	2020	2019
January	100.0%	24.8%	27.4%	$55.13	$77.04	$98.10
February	100.0%	31.9%	34.8%	58.83	94.07	92.03
March	100.0%	26.7%	67.3%	56.05	90.58	92.61
April	100.0%	24.5%	47.4%	59.00	68.97	103.92
May	100.0%	19.9%	37.5%	42.23	61.54	109.69
June	100.0%	24.0%	38.4%	39.00	61.24	93.80
July	%	22.7%	31.6%		56.13	85.34
August	%	27.0%	47.2%		64.35	111.60
September	%	65.0%	38.5%		67.59	161.11
October	%	100.0%	38.3%		58.99	143.35
November	%	100.0%	39.3%		58.48	121.87
December	%	99.7%	28.4%		26.94	83.12
Full Year	%	47.2%	34.9%		$59.08	$118.64
(1)	January through August 2019 data for the Clemson Best Western Property is from the prior owner. September 2019 data is from the September 2019 STR report for the Clemson Best Western Property.

Occupancy rates from October 2020 through June 2021 were a result of an agreement by which our company leased the entire Clemson Best Western Property to Clemson University from September 14, 2020 through December 15, 2020. In January 2021, this agreement was extended through May 5, 2021. In May 2021, this agreement was extended through May 2022.

While intense efforts to reduce operating costs have resulted in expense reductions in the period during which our company’s hotel operations have been impacted by COVID-19, our company cannot be certain as to what level of savings can continue to be achieved overall to mitigate the material decline in hotel revenues it may continue to experience. The federal government has provided assistance to the industries negatively affected by the virus, including the hospitality industry, and our two hotel properties have received loans under one of these programs (see Note 5), but the aid has not mitigated the material reduction in revenue resulting from COVID-19 travel impacts. Our company was not eligible to participate in the second round of the Payroll Protection Program loans announced in December 2020.

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

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we have no off-balance sheet arrangements.

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

Internal liquidity to fund operating needs will be provided primarily by the rental receipts from our retail properties and flex center property, and revenues from our hotel properties. During the three and six months ended June 30, 2021, the COVID-19 pandemic continued to impact our financial and operational results that provide the liquidity for operating needs. While our company recognized only $3,196 bad debt expense for our retail and flex center properties during the three and six months ended June 30, 2021, our company’s retail property and flex property rent revenues were impacted by (i) rent abatement agreements that resulted in rent abatements of $109,818 and $219,636, respectively, for the three and six months ended June 30, 2021 and (ii) a restructured lease agreement (under a tenant’s bankruptcy proceedings) that resulted in a rent abatement of $16,440 and $32,880, respectively, for the three and six months ended June 30, 2021.

For our Hampton Inn Property and Clemson Best Western Property, occupancy and revenues were significantly impacted by COVID-19 during 2020 and early 2021.  However, during the three and six months ended June 30, 2021, occupancy and revenues have started to recover.  For the three and six months ended June 30, 2021, total revenues from our Hampton Inn Property were 259 percent and 150 percent of the revenues for the three and six months ended June 30, 2020 and 99 percent and 92 percent, respectively, of the revenues for the three and six months ended June 30, 2019. Our Clemson Best Western Property saw increased revenues resulting from the lease with Clemson University.  Room revenues for the three and six months ended June 30, 2021 were approximately 321 and 267 percent, respectively, of the room revenues for the three and six months ended June 30, 2020. However, this trend is unlikely to continue when the Clemson University lease ends in May 2022.

The full extent of the impact will be dictated by, among other things, its nature, duration and scope, the success of efforts to contain the spread of COVID-19 and the impact of actions taken in response to the pandemic including travel bans and restrictions, quarantines, shelter in place orders, the promotion of social distancing and limitations on business activity, including business closures. New variants of COVID-19, including the delta variant, and continued resistance to vaccination could result in the re-imposition of limitations on business activity, travel and other restrictions that could increase the extent of the impact on our investment properties. Possible future declines in rental rates and expectations of future rental concessions, including granting free rent to induce tenants to renew their leases early, to retain tenants who are up for renewal, or to attract new tenants, or requests from tenants for rent abatements during periods when they are severely impacted by COVID-19, may result in decreases in our cash flows from our retail and flex properties. The past and potential for future travel bans and stay at home orders have and could continue to materially affect our hotel revenues. At this point, the extent to which the COVID-19 pandemic may impact the economy and our business is uncertain, but pandemics or other significant public health events could have a material adverse effect on our business, results of operations and internal liquidity.

Cash Flows

At June 30, 2021, our consolidated cash and restricted cash on hand totaled $13,790,089 compared to consolidated cash on hand of $3,733,427 at June 30, 2020. Cash from operating activities, investing activities and financing activities for the six months ended June 30, 2021 are as follows:

Operating Activities

During the six months ended June 30, 2021 our cash provided by operating activities was $994,193 compared to cash used by operating activities of $898,009 for the six months ended June 30, 2020, an increase of cash provided by operating activities of $1,892,202.

Cash flows from operating activities has two components. The first component consists of net operating loss adjusted for non-cash operating activities. During the six months ended June 30, 2021, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $334,593.  During the six months ended June 30, 2020, operating activities adjusted for non-cash items resulted in net cash used in operating activities of $233,622. The increase of $568,215 in cash flows from operating activities for the six months ended June 30, 2021 was a result of improved hotel property room revenues. These improved hotel operations were slightly offset by a decline in retail center property revenues due to rent abatements granted as a result of COVID-19 and increased legal, accounting and other professional fees and corporate general and administrative expenses during the six months ended June 30, 2021.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations. During the six months ended June 30, 2021, net changes in asset and liability accounts resulted in $659,600 in cash provided by operations. During the six months ended June 30, 2020, net changes in asset and liability accounts resulted in $664,387 in cash provided by operations. This increase of $1,323,987 in changes in assets and liabilities is a result of an increased change in rent and other receivables, net, of $597,209 and accounts payable and accrued liabilities of $840,526, offset by a decreased change in unbilled rent of $70,562 and other assets of $43,186.

The net of (i) the $568,125 increase in cash provided by operations from the first category and (ii) the $1,323,987 increase in cash provided by operations from the second category results in a total increase of cash used in operations of $1,892,202.

Investing Activities

During the six months ended June 30, 2021, our cash used in investing activities was $10,278,237, compared to cash used in investing activities of $217,910 during the six months ended June 30, 2020, an increase in cash used in investing activities of $10,060,327. During the six months ended June 30, 2021, cash used in investing activities consisted of $10,205,385 used for the acquisition of the Lancer Center Property and $72,852 in capitalized expenditures, including $45,150 for tenant improvements and $11,885 for leasing commissions related to a new tenant in the Franklin Square Property, $6,850 for building improvements for the Hanover Square Property and $8,967 for building improvements for the Franklin Square Property.

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

The non-cash investing activity for the six months ended June 30, 2021, that did not affect our cash provided by investing activities, was the transfer of investment properties, net, to assets held for sale, net of $9,683,555 and the transfer of other assets to investment properties, net, of $376,382.

Financing Activities

During the six months ended June 30, 2021, our cash provided by financing activities was $17,977,205 compared to cash provided by financing activities of $2,777,156 during the six months ended June 30, 2020, an increase in cash provided by financing activities of $15,200,049. During the six months ended June 30, 2021, financing activities generated $10,853,605 in net proceeds, after issuance costs, from a common stock issuance, net proceeds, after loan issuance costs, from a new mortgage payable associated with the Lancer Center acquisition of $6,421,870, and net proceeds, after issuance costs, from the closing of the third tranche of our convertible debentures of $1,305,000.  Cash used in financing activities included repayment of a line of credit, short term, of $325,000, funds for mortgage debt principal payments associated with the Hanover Square Property, Ashley Square Property and Brookfield Center Property of $266,270, and distributions to noncontrolling interests of $12,000 during the six months ended June 30, 2021.

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

Non-cash financing activities for the six months ended June 30, 2021, that did not affect our cash provided by financing activities were the conversion of convertible debentures and accrued interest totaling $5,058,788 into common stock, the transfer of the mortgage payable, net, of $7,592,931, for the Clemson Best Western Property from mortgages payable, net, to mortgages payable, net, associated with assets held for sale on our condensed consolidated balance sheets, and the $176,300 forgiveness of the Hampton Inn Property’s note payable under the SBA PPP loan program

Non-cash financing activities for the six months ended June 30, 2020, that did not affect our cash provided by financing activities were the exchanges of operating partnership units for portions of the noncontrolling owner’s interest in the Hampton Inn Property and the settlement of advances made by our company for additional portions of the noncontrolling owner’s interest in the Hampton Inn Property.

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

The primary liquidity needs of our company, in addition to the funding of our ongoing operations, are $14,275,000 in mortgage debt maturities (the Franklin Square Property mortgage), $325,323 to pay the dividend that was declared on July 21, 2021, payable on August 5, 2021 to shareholders of record on August 2, 2021, and funding the equity and closing costs for our acquisition of the Greenbrier Business Center.  Our company also has approximately $340,565 in principal payments due on its mortgages payable during the remaining six months ending December 31, 2021. In addition to liquidity required to fund these principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. Our company plans to pay these obligations through a combination of mortgage refinancings, capital raises, potential dispositions and operating cash. Management intends to refinance or extend the remaining maturing debt as it comes due.

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

To meet these future liquidity needs, we have the following resources:

●	$10,868,459 in unrestricted cash as of June 30, 2021
●	$2,921,630 held in lender reserves for the purpose of tenant improvements, lease commissions, real estate taxes and insurance premiums
●	cash generated from operations during the remaining six months ended December 31, 2021, if any.
●	Potential proceeds from issuances of common stock under our shelf registration, although there is no guarantee that any such issuances will be successful in raising additional funds.

Our success in refinancing the debt, and executing on our strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and reinstate dividends may be limited without additional capital.

Results of Operations

Three Months Ended June 30, 2021

Revenues

Total revenue was $2,978,261 for the three months ended June 30, 2021, consisting of $1,361,349 in revenues from retail center properties, $1,433,318 from hotel properties and $183,594 from the flex center property. Total revenues for the three months ended June 30, 2021 increased by $953,395 over the three months ended June 30, 2020, resulting primarily from increased hotel property revenues and new retail center property revenue from the acquisition of the Lancer Center Property, offset by reduced flex center property revenues.

	For the three months ended
	June 30,		Increase /
	2021	2020	(Decrease)
Revenues
Retail center properties	$1,361,349	$1,315,267	$46,082
Hotel properties	1,433,318	512,929	920,389
Flex center property	183,594	196,670	(13,076)
	$2,978,261	$2,024,866	$953,395

Revenues from retail center properties were $1,361,349 for the three months ended June 30, 2021, an increase of $46,082 over retail center property revenues for the three months ended June 30, 2020. Revenues from the Franklin Square Property decreased by $78,001, revenues from the Hanover Square Property decreased by $26,984 and revenues from the Ashley Plaza property decreased by $3,763 due to rent abatements resulting from COVID-19. These were offset by new revenues resulting from the acquisition of the Lancer Center Property of $154,830.

	For the three months ended
	June 30,		Increase /
	2021	2020	(Decrease)
Retail Center Properties
Franklin Square Property	$472,084	$550,085	$(78,001)
Hanover Square Property	317,004	343,988	(26,984)
Ashley Plaza Property	417,431	421,194	(3,763)
Lancer Center Property	154,830	—	154,830
	$1,361,349	$1,315,267	$46,082

Revenues from hotel properties were $1,433,318 for the three months ended June 30, 2021, an increase of $920,389 over revenues from hotel properties for the three months ended June 30, 2020. Revenues from the Hampton Inn Property increased by $488,032 due to improved occupancy levels.  Revenues from the Clemson Best Western Property increased by $432,357 due to the lease of the full hotel property for the three months ended June 30, 2021.

	For the three months ended
	June 30,		Increase /
	2021	2020	(Decrease)
Hotel Properties
Hampton Inn Property	$802,153	$314,121	$488,032
Clemson Best Western Property	631,165	198,808	432,357
	$1,433,318	$512,929	$920,389

Revenues from the flex center property were $183,594 for the three months ended June 30, 2021, a decrease of $13,076 over revenues from flex center properties for the three months ended June 30, 2020, resulting from reduced common area maintenance reimbursement revenues.

	For the three months ended
	June 30,		Increase /
	2021	2020	(Decrease)
Brookfield Center Property	$183,594	$196,670	$(13,076)

Operating Expenses

Total operating expenses were $2,577,196 for the three months ended June 30, 2021, consisting of $353,834 in expenses from retail center properties, $975,189 in expenses from hotel properties, $64,716 in expenses from the flex center property, $302,793 in legal, accounting and other professional fees, $110,287 in corporate general and administrative expenses, and $770,377 in depreciation and amortization.

	For the three months ended
	June 30,		Increase /
	2021	2020	(Decrease)
Operating Expenses
Retail center properties (1)	$353,834	$586,362	$(232,528)
Hotel properties	975,189	559,976	415,213
Flex center property (2)	64,716	83,884	(19,168)
Total Investment Property Operating Expenses	1,393,739	1,230,222	163,517
Legal, accounting and other professional fees	302,793	242,610	60,183
Corporate general and administrative expenses	110,287	87,191	23,096
Loss on impairment	—	223,097	(223,097)
Depreciation and amortization	770,377	1,009,075	(238,698)
Total Operating Expenses	$2,577,196	$2,792,195	$(214,999)
(1)	Includes $0 and $248,970 of bad debt expense for the three months ended June 30, 2021 and 2020, respectively.
(2)	Includes $0 and $33,404 of bad debt expense for the three months ended June 30, 2021 and 2020, respectively.

Operating expenses for retail center properties were $353,834 for the three months ended June 30, 2021, a decrease of $232,528 from retail center property operating expenses for the three months ended June 30, 2020. Decreased bad debt expense at our Franklin Square, Hanover Square and Ashley Plaza properties were the primary contributor to this reduction.

	For the three months ended
	June 30,		Increase /
	2021	2020	(Decrease)
Retail Center Properties
Franklin Square Property (1)	$165,248	$193,950	$(28,702)
Hanover Square Property (2)	75,840	187,309	(111,469)
Ashley Plaza Property (3)	76,676	205,103	(128,427)
Lancer Center Property	36,070	—	36,070
Total	$353,834	$586,362	$(232,528)
(1)	Includes bad debt expense of $0 and $48,669 for the three months ending June 30, 2021 and 2020, respectively.
(2)	Includes bad debt expense of $0 and $82,021 for the three months ending June 30, 2021 and 2020, respectively.
(3)	Includes bad debt expense of $0 and $118,280 for the three months ending June 30, 2021 and 2020, respectively.

Operating expenses for hotel properties were $975,189 for the three months ended June 30, 2021, an increase of $415,213 over operating expenses from hotel properties for the three months ended June 30, 2020. Operating expenses at both hotel properties increased due to significantly increased occupancy rates.

	For the three months ended
	June 30,		Increase /
	2021	2020	(Decrease)
Hotel Properties
Hampton Inn Property	$607,308	$328,471	$278,837
Clemson Best Western Property	367,881	231,505	136,376
	$975,189	$559,976	$415,213

Operating expenses from the flex center property were $64,716 for the three months ended June 30, 2021 a decrease of $19,168 over flex center property operating expenses for the three months ended June 30, 2020 due to decreased bad debt expense offset by increased operating expenses.

	For the three months ended
	June 30,		Increase /
	2021	2020	(Decrease)
Brookfield Center Property (1)	$64,716	$83,884	$(19,168)
(1)	Includes bad debt expense of $0 and $33,404 for the three months ending June 30, 2021 and 2020, respectively.

Operating Income (Loss)

Operating income for the three months ended June 30, 2021 was $401,065, an increase of $1,168,394 over the operating loss of $767,329 for the three months ended June 30, 2020. This increase was a result of (i) increased operating income from our hotel properties of $295,981 from the Clemson Best Western Property and $209,195 from the Hampton Inn Property, (ii) increased operating income from our retail center properties of $278,610, consisting of increases in operating income of $84,485 from the Hanover Square Property, $124,664 from the Ashley Plaza Property and $118,760 from the Lancer Center Property, offset by a decrease in operating income of $49,299 from the Franklin Square Property, (iii) increased operating income of $6,092 from the Brookfield Center Property, (iv) decreased depreciation and amortization expense of $238,698 resulting from the reclassification of the two hotel properties to assets held for sale, which results in the cessation of the recordation of depreciation and amortization expenses, (v) increased legal, accounting and other professional fees of $60,183, (vi) increased corporate general and administrative expenses of $23,096 and (vii) decreased loss on impairment of $223,097.

Interest Expense

Interest expense was $1,224,296 and $970,631 for the three months ended June 30, 2021 and 2020, respectively, as follows:

	For the three months ended
	June 30,		Increase/
	2021	2020	(Decrease)
Franklin Square	$171,916	$174,232	$(2,316)
Hanover Square	112,456	110,581	1,875
Hampton Inn	175,389	204,685	(29,296)
Ashley Plaza	111,128	112,422	(1,294)
Clemson Best Western	143,985	163,483	(19,498)
Brookfield Center	50,234	50,652	(418)
Lancer Center	38,192	—	38,192
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	150,530	146,338	4,192
Amortization and interest on convertible debentures	269,430	—	269,430
Line of credit, short term	374	7,773	(7,399)
Other interest	662	465	197
Total interest expense	$1,224,296	$970,631	$253,665

Total interest expense for the three months ended June 30, 2021 increased by $253,665 over the three months ended June 30, 2020. This increase was a result of (i) the write-off of unamortized discount, issuance costs and beneficial conversion feature resulting from the conversion of convertible debentures to common stock (which is recorded on our condensed consolidated statement of operations as a component of interest expense), (ii) new interest expense from the acquisition of the Lancer Center Property, offset by reduced interest expense from the Hampton Inn Mortgage as a result of the principal reduction made as part of the loan extension, and reduced interest expense related to the line of credit, short term. Interest expense above includes non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock and the convertible debentures. See Note 5 of the accompanying notes to the Condensed Consolidated Financial Statements.

Other Income

Other income was $182,407 for the three months ended June 30, 2021, a $181,631 increase over other income of $776 for the three months ended June 30, 2020, due to the forgiveness of the PPP loan for the Hampton Inn Property.

Net Loss

Net loss was $640,824 for the three months ended June 30, 2021, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $682,963.  Net loss was $1,737,184 for the three months ended June 30, 2020, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $1,571,603 for the three months ended June 30, 2020.

Net loss for the three months ended June 30, 2021 decreased by $1,096,360 over the three months ended June 30, 2020, before adjustments for net loss attributable to noncontrolling interests. This decrease was due to increased investment property revenues of $953,395, increased other income of $181,631 and decreased operating expenses of $214,999, offset by increased interest expense of $253,665, all as discussed above.

After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders for the three months ended June 30, 2021 decreased by $888,640 over the three months ended June 30, 2020.

Six Months Ended June 30, 2021

Revenues

Total revenue was $5,650,114 for the six months ended June 30, 2021, consisting of $2,554,990 in revenues from retail center properties, $2,728,703 from hotel properties and $366,421 from the flex center property. Total revenues for the six months ended June 30, 2021 increased by $1,096,938 over the six months ended June 30, 2020, resulting primarily from increased hotel property revenues, offset by lower retail center property revenues and flex center property revenues.

	For the six months ended
	June 30,		Increase /
	2021	2020	(Decrease)
Revenues
Retail center properties	$2,554,990	$2,691,557	$(136,567)
Hotel properties	2,728,703	1,469,797	1,258,906
Flex center property	366,421	391,822	(25,401)
	$5,650,114	$4,553,176	$1,096,938

Revenues from retail center properties were $2,554,990 for the six months ended June 30, 2021, a decrease of $136,567 over retail center property revenues for the six months ended June 30, 2020. Revenues from the Franklin Square Property decreased by $189,078, revenues from the Hanover Square Property decreased by $100,023 and revenues from the Ashley Plaza property decreased by $2,296 due to rent abatements resulting from COVID-19 and lower common area maintenance reimbursement revenues. These were offset by new revenues resulting from the acquisition of the Lancer Center Property of $154,830.

	For the six months ended
	June 30,		Increase /
	2021	2020	(Decrease)
Retail Center Properties
Franklin Square Property	$940,906	$1,129,984	$(189,078)
Hanover Square Property	621,489	721,512	(100,023)
Ashley Plaza Property	837,765	840,061	(2,296)
Lancer Center Property	154,830	—	154,830
	$2,554,990	$2,691,557	$(136,567)

Revenues from hotel properties were $2,728,703 for the six months ended June 30, 2021, an increase of $1,258,906 over revenues from hotel properties for the six months ended June 30, 2020.  Revenues from the Hampton Inn Property increased by $433,882 due to improved occupancy levels.  Revenues from the Clemson Best Western Property increased by $825,024 due to the lease of the full hotel property for the six months ended June 30, 2021.

	For the six months ended
	June 30,		Increase /
	2021	2020	(Decrease)
Hotel Properties
Hampton Inn Property	$1,327,953	$894,071	$433,882
Clemson Best Western Property	1,400,750	575,726	825,024
	$2,728,703	$1,469,797	$1,258,906

Revenues from the flex center property were $366,421 for the six months ended June 30, 2021, a decrease of $25,401 over revenues from flex center properties for the six months ended June 30, 2020, resulting from reduced common area maintenance reimbursement revenues.

	For the six months ended
	June 30,		Increase /
	2021	2020	(Decrease)
Brookfield Center Property	$366,421	$391,822	$(25,401)

Operating Expenses

Total operating expenses were $5,124,011 for the six months ended June 30, 2021, consisting of $684,960 in expenses from retail center properties, $1,772,584 in expenses from hotel properties, $118,804 in expenses from the flex center property, $149,981 in share based compensation expenses, $801,405 in legal, accounting and other professional fees, $172,667 in corporate general and administrative expenses, and $1,423,610 in depreciation and amortization.

	For the six months ended
	June 30,		Increase /
	2021	2020	(Decrease)
Operating Expenses
Retail center properties (1)	$684,960	$947,962	$(263,002)
Hotel properties	1,772,584	1,522,672	249,912
Flex center property (2)	118,804	136,443	(17,639)
Total Investment Property Operating Expenses	2,576,348	2,607,077	(30,729)
Share based compensation expenses	149,981	569,995	(420,014)
Legal, accounting and other professional fees	801,405	645,405	156,000
Corporate general and administrative expenses	172,667	162,579	10,088
Loss on impairment	—	223,097	(223,097)
Depreciation and amortization	1,423,610	2,026,482	(602,872)
Total Operating Expenses	$5,124,011	$6,234,635	$(1,110,624)

(1)Includes $3,196 and $254,973 of bad debt expense for the six months ended June 30, 2021 and 2020, respectively.

(2)	Includes $0 and $33,404 of bad debt expense for the six months ended June 30, 2021 and 2020, respectively.

Operating expenses for retail center properties were $684,960 for the six months ended June 30, 2021, a decrease of $263,002 from retail center property operating expenses for the six months ended June 30, 2020. Decreased bad debt expense at our Franklin Square, Hanover Square and Ashley Plaza properties were the primary contributor to this reduction, but were offset by increased operating expenses from the acquisition of the Lancer Center Property.

	For the six months ended
	June 30,		Increase /
	2021	2020	(Decrease)
Retail Center Properties
Franklin Square Property (1)	$323,134	$381,746	$(58,612)
Hanover Square Property (2)	164,251	273,938	(109,687)
Ashley Plaza Property (3)	161,505	292,278	(130,773)
Lancer Center Property	36,070	—	36,070
Total	$684,960	$947,962	$(263,002)
(1)	Includes bad debt expense of $0 and $49,646 for the six months ending June 30, 2021 and 2020, respectively.

(2)	Includes bad debt expense of $0 and $82,021 for the six months ending June 30, 2021 and 2020, respectively.

(3)	Includes bad debt expense of $3,196 and $123,306 for the six months ending June 30, 2021 and 2020, respectively.

Operating expenses for hotel properties were $1,772,584 for the six months ended June 30, 2021, an increase of $249,912 over operating expenses from hotel properties for the six months ended June 30, 2020. Operating expenses at both hotel properties increased due to significantly increased occupancy rates.

	For the six months ended
	June 30,		Increase /
	2021	2020	(Decrease)
Hotel Properties
Hampton Inn Property	$1,065,449	$864,506	$200,943
Clemson Best Western Property	707,135	658,166	48,969
	$1,772,584	$1,522,672	$249,912

Operating expenses from the flex center property were $118,804 for the six months ended June 30, 2021 a decrease of $17,639 over flex center property operating expenses for the six months ended June 30, 2020 due to decreased bad debt expense offset by increased operating expenses.

	For the six months ended
	June 30,		Increase /
	2021	2020	(Decrease)
Brookfield Center Property (1)	$118,804	$136,443	$(17,639)
(1)Includes bad debt expense of $0 and $33,404 for the six months ending June 30, 2021 and 2020, respectively.

Operating Income (Loss)

Operating income for the six months ended June 30, 2021 was $526,103 an increase of $2,207,562 over the operating loss of $1,681,459 for the six months ended June 30, 2020. This increase was a result of (i) increased operating income from our hotel properties of $776,055 from the Clemson Best Western Property and $232,939 from the Hampton Inn Property, (ii) increased operating income from our retail center properties of $126,435, consisting of increases in operating income of $9,664 from the Hanover Square Property, $128,477 from the Ashley Plaza Property and $118,760 from the Lancer Center Property, offset by a decrease in operating income of $130,466 from the Franklin Square Property, (iii) decreased operating income of $7,762 from the Brookfield Center Property, (iv) decreased depreciation and amortization expense of $602,872 resulting from the reclassification of the two hotel properties to assets held for sale, which results in the cessation of the recordation of depreciation and amortization expenses, (v) increased legal, accounting and other professional fees of $156,000, (vi) increased corporate general and administrative expenses of $10,088, (vii) decreased share based compensation expenses of $420,014 and (viii) decreased loss on impairment of $223,097.

Interest Expense

Interest expense was $3,658,428 and $1,888,763 for the six months ended June 30, 2021 and 2020, respectively, as follows:

	For the six months ended
	June 30,		Increase/
	2021	2020	(Decrease)
Franklin Square	$341,969	$348,465	$(6,496)
Hanover Square	226,522	217,448	9,074
Hampton Inn	357,767	418,491	(60,724)
Ashley Plaza	221,573	224,845	(3,272)
Clemson Best Western	306,529	327,981	(21,452)
Brookfield Center	100,156	101,303	(1,147)
Lancer Center	38,192	—	38,192
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	299,979	211,081	88,898
Amortization and interest on convertible debentures	1,760,973	—	1,760,973
Line of credit, short term	3,118	31,345	(28,227)
Related party notes payable, short term	—	5,835	(5,835)
Other interest	1,650	1,969	(319)
Total interest expense	$3,658,428	$1,888,763	$1,769,665

Total interest expense for the six months ended June 30, 2021 increased by $1,769,665 over the six months ended June 30, 2020. This increase was a result of (i) the write-off of unamortized discount, issuance costs and beneficial conversion feature resulting from the conversion of convertible debentures to common stock (which is recorded on our condensed consolidated statement of operations as a component of interest expense), (ii) increased interest expense on the mandatorily redeemable preferred stock, (iii) new interest expense from the acquisition of the Lancer Center Property, offset by (iv) reduced interest expense from the Hampton Inn Mortgage as a result of the principal reduction made as part of the loan extension, (v) reduced loan issuance amortization expense for the Hampton Inn Mortgage and Clemson Mortgage resulting from the reclassification to mortgages payable associated with assets held for sale, and (vi) reduced interest expense related to the line of credit, short term and related party notes payable, short term. Interest expense above includes non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock and the convertible debentures. See Note 5 of the accompanying notes to the Condensed Consolidated Financial Statements.

Other Income

Other income was $183,759 for the six months ended June 30, 2021, a $183,901 increase over the other loss of $142 for the six months ended June 30, 2020, due to the forgiveness of the PPP loan for the Hampton Inn Property.

Net Loss

Net loss was $2,948,566 for the six months ended June 30, 2021, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $2,960,487.  Net loss was $3,570,364 for the six months ended June 30, 2020, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $3,295,896 for the six months ended June 30, 2020.

Net loss for the six months ended June 30, 2021 decreased by $621,798 over the six months ended June 30, 2020, before adjustments for net loss attributable to noncontrolling interests. This decrease was due to increased investment property revenues of $1,096,938, increased other income of $183,901, decreased operating expenses of $1,110,624, offset by increased interest expense of $1,769,665.

After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders for the six months ended June 30, 2021 decreased by $335,409 over the six months ended June 30, 2020.

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

Below is our company’s FFO, which is a non-GAAP measurement, for the six months ended June 30, 2021:

Net income (loss)	$(2,948,566)
Depreciation of tangible real property assets (1)	802,387
Depreciation of tenant improvements (2)	170,819
Amortization of leasing commissions (3)	30,328
Amortization of intangible assets (4)	420,076
Funds from operations	$(1,524,956)
(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.
(2)	Depreciation of tenant improvements, including those (i) acquired as part of the purchase of the retail center and flex center properties and (ii) those constructed by our company for the retail center properties and flex center property subsequent to their acquisition.
(3)	Amortization of leasing commissions paid for the retail center properties and flex center property subsequent to the acquisition of the properties.
(4)	Amortization of (i) intangible assets acquired as part of the purchase of the retail center properties and flex center property, including leasing commissions, leases in place and legal and marketing costs during the three and six months ended June 30, 2021.

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

Total AFFO for the six months ended June 30, 2021 was as follows:

Funds from operations	$(1,524,956)
Amortization of above market leases (1)	113,597
Amortization of below market leases (2)	(109,979)
Straight line rent (3)	(143,283)
Capital expenditures (4)	(72,852)
Decrease (Increase) in fair value of interest rate cap (5)	(11)
Amortization of loan issuance costs (6)	60,588
Amortization of preferred stock discount and offering costs (7)	99,979
Amortization of convertible debenture discount, offering costs and beneficial conversion feature (8)	1,718,487
Share-based compensation (9)	149,981
Bad debt expense (10)	3,196
Debt forgiveness (10)	(176,300)
Adjusted funds from operations (AFFO)	$118,447
(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets for the six months ended June 30, 2021.
(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities for the six months ended June 30, 2021.
(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the retail center properties and flex center property during the six months ended June 30, 2021.
(4)	Adjustment to FFO for capital expenditures, including capitalized leasing commissions, tenant improvements, building and site improvements and purchases of furniture, fixtures and equipment that have not been reimbursed by property escrow accounts. See Investing Activities, above, for detail of capital expenditures during the six months ended June 30, 2021.
(5)	Adjustment to FFO resulting from non-cash expenses recognized as a result of decreases in the fair value of the interest rate caps for the Hampton Inn Property and the Clemson Best Western Property during the six months ended June 30, 2021.
(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages during the six months ended June 30, 2021.
(7)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock discount over its five year term during the six months ended June 30, 2021.
(8)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock offering costs over its five year term during the six months ended June 30, 2021.

(9)	Adjustment to FFO resulting from non-cash expenses recorded for share based compensation.

(10)	NAREIT’s December 2018 White Paper provides guidance on non-cash revenues and expenses, stating, “To provide an opportunity for consistent analysis of operating results among REITs, NAREIT encourages those reporting FFO to make supplemental disclosure of all material non-cash revenues and expenses affecting their results for each period. Our company has elected to include non-cash revenues (debt forgiveness) and expenses (bad debt expense) in its calculation of AFFO.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s principal executive officer and principal financial officer have determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of June 30, 2021.

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

3.3	Bylaws of Medalist Diversified REIT, Inc. *
4.1	Form of Certificate of Common Stock *
4.2	Form of Certificate of Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020)
4.3	Form of Convertible Debenture (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020)
10.1	Agreement of Sale, dated as of June 2, 2021. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2021)
10.2

Real Estate Purchase and Sale Agreement, dated as of June 22, 2021, by and between Medalist Fund II-B, LLC and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2021)

10.3	First Amendment to Agreement of Sale, dated as of July 16, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2021)

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	INLINE INSTANCE DOCUMENT

101.SCH	INLINE SCHEMA DOCUMENT

101.CAL	INLINE CALCULATION LINKBASE DOCUMENT

101.LAB	INLINE LABELS LINKBASE DOCUMENT

101.PRE	INLINE PRESENTATION LINKBASE DOCUMENT

101.DEF	INLINE DEFINITION LINKBASE DOCUMENT

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*
†	Filed herewith.
*	Previously filed with the Amendment to the Registrant’s Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on October 5, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALIST DIVERSIFIED REIT, INC.

Date: August 10, 2021

	By:	/s/ Thomas E. Messier
Thomas E. Messier

Chief Executive Officer and Chairman of the Board
(principal executive officer))

	By:	/s/ C. Brent Winn
C. Brent Winn

Chief Financial Officer
(principal accounting officer and principal financial officer)