Form 10-Q
period 2021-09-30
Medalist Diversified REIT, Inc.
filed 2021-11-12
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at November 12, 2021 was 16,266,148.

Medalist Diversified REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Investment properties, net	$62,784,801	$57,055,862
Cash	8,526,063	2,862,994
Restricted cash	3,001,559	2,233,934
Rent and other receivables,net of allowance of $0 and $4,693, as of September 30, 2021 and December 31, 2020, respectively	379,498	458,752
Assets held for sale	9,688,555	12,410,250
Unbilled rent	838,705	673,728
Intangible assets, net	4,192,865	3,256,362
Other assets	411,739	319,890
Total Assets	$89,823,785	$79,271,772

LIABILITIES
Accounts payable and accrued liabilities	$1,705,293	$1,308,056
Intangible liabilities, net	1,818,193	1,022,497
Line of credit, short term, net	—	325,000
Notes payable	—	176,300
Convertible debentures, net	—	2,260,565
Mortgages payable, net	51,016,505	48,094,354
Mortgages payable, net, associated with assets held for sale	7,615,368	10,352,000
Mandatorily redeemable preferred stock, net	4,174,873	4,023,257
Total Liabilities	$66,330,232	$67,562,029

EQUITY
Common stock, 16,052,617 and 4,803,445 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	$160,524	48,032
Additional paid-in capital	49,645,428	33,105,099
Offering costs	(3,325,437)	(2,992,357)
Accumulated deficit	(23,452,541)	(19,298,987)
Total Stockholders’ Equity	23,027,974	10,861,787
Noncontrolling interests - Hampton Inn Property	(563,114)	(224,383)
Noncontrolling interests - Hanover Square Property	147,386	189,784
Noncontrolling interests - Operating Partnership	881,307	882,555
Total Equity	$23,493,553	$11,709,743
Total Liabilities and Equity	$89,823,785	$79,271,772

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUE
Retail center property revenues	$1,276,391	$1,060,329	$3,441,563	$3,290,721
Retail center property tenant reimbursements	217,828	201,061	607,646	662,226
Flex center property revenues	207,276	173,361	486,687	419,937
Flex center property tenant reimbursements	56,310	55,982	143,320	167,824
Hotel property room revenues	1,262,406	842,801	3,970,548	2,232,499
Hotel property other revenues	17,932	26,105	38,493	106,204
Total Revenue	$3,038,143	$2,359,639	$8,688,257	$6,879,411

OPERATING EXPENSES
Retail center property operating expenses	$397,250	$340,180	$1,079,014	$1,033,169
Flex center property operating expenses	78,045	53,276	196,849	156,315
Hotel property operating expenses	960,994	876,739	2,733,578	2,399,411
Bad debt expense	22,818	79,496	26,014	334,469
Share based compensation expenses	—	—	149,981	569,995
Legal, accounting and other professional fees	311,986	368,307	1,099,881	1,013,712
Corporate general and administrative expenses	382,302	78,459	568,479	241,038
Loss on impairment	—	—	—	223,097
Depreciation and amortization	937,604	989,545	2,361,214	3,016,027
Total Operating Expenses	3,090,999	2,786,002	8,215,010	8,987,233
Gain on disposal of investment property	124,641	—	124,641	—
Operating income (loss)	71,785	(426,363)	597,888	(2,107,822)
Interest expense	950,770	976,574	4,609,198	2,865,337
Net Loss from Operations	(878,985)	(1,402,937)	(4,011,310)	(4,973,159)
Other income	3,519	636	187,278	494
Net Loss	(875,466)	(1,402,301)	(3,824,032)	(4,972,665)
Less: Net income (loss) attributable to Hampton Inn Property noncontrolling interests	1,590	(76,582)	19,845	(258,699)
Less: Net loss attributable to Hanover Square Property noncontrolling interests	(4,591)	(7,930)	(14,398)	(20,106)
Less: Net (loss) income attributable to Operating Partnership noncontrolling interests	(450)	(31,875)	3,023	(112,050)
Net Loss Attributable to Medalist Common Shareholders	$(872,015)	$(1,285,914)	$(3,832,502)	$(4,581,810)

Loss per share from operations - basic and diluted	$(0.05)	$(0.27)	$(0.32)	$(0.98)

Weighted-average number of shares - basic and diluted	16,052,617	4,747,968	12,106,377	4,683,125

Dividends paid per common share	$0.02	$—	$0.02	$0.125

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

	For the nine months ended September 30, 2021
	Common Stock						Noncontrolling Interests
			Additional			Total
			Paid in	Offering	Accumulated	Shareholders’	Hampton Inn	Hanover Square	Operating
	Shares	Par Value	Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2021	4,803,445	$48,032	$33,105,099	$(2,992,357)	$(19,298,987)	$10,861,787	$(224,383)	$189,784	$882,555	$11,709,743

Common stock issuances	8,000,000	$80,000	$11,080,000	$—	$—	$11,160,000	$—	$—	$—	$11,160,000
Share based compensation	67,256	673	149,308	—	—	149,981	—	—	—	149,981
Convertible debenture beneficial conversion feature	—	—	284,052	—	—	284,052	—	—	—	284,052
Conversion of convertible debentures	3,181,916	31,819	5,026,969	—	—	5,058,788	—	—	—	5,058,788
Offering costs	—	—	—	(333,080)	—	(333,080)	—	—	—	(333,080)
Net (loss) income	—	—	—	—	(3,832,502)	(3,832,502)	19,845	(14,398)	3,023	(3,824,032)
Dividends and distributions	—	—	—	—	(321,052)	(321,052)	(358,576)	(28,000)	(4,271)	(711,899)

Balance, September 30, 2021	16,052,617	$160,524	$49,645,428	$(3,325,437)	$(23,452,541)	$23,027,974	$(563,114)	$147,386	$881,307	$23,493,553

	For the nine months ended September 30, 2020
	Common Stock						Noncontrolling Interests
			Additional			Total
			Paid in	Offering	Accumulated	Shareholders’	Hampton Inn	Hanover Square	Operating
	Shares	Par Value	Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2020	4,500,144	$45,001	$31,702,347	$(2,992,357)	$(10,555,841)	$18,199,150	$1,282,782	$540,791	$830,512	$20,853,235

Share based compensation	247,824	$2,478	$567,517	$—	$—	$569,995	$—	$—	$—	$569,995
Net loss	—	—	—	—	(4,581,810)	(4,581,810)	(258,699)	(20,106)	(112,050)	(4,972,665)
Dividends and distributions	—	—	—	—	(562,537)	(562,537)	—	(327,840)	(27,356)	(917,733)
Non-controlling interests	—	—	—	—	—	—	(375,400)	—	375,400	—

Balance, September 30, 2020	4,747,968	$47,479	$32,269,864	$(2,992,357)	$(15,700,188)	$13,624,798	$648,683	$192,845	$1,066,506	$15,532,832

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

(Unaudited)

	For the three months ended September 30, 2021
	Common Stock						Noncontrolling Interests
			Additional			Total
			Paid in	Offering	Accumulated	Shareholders’	Hampton Inn	Hanover Square	Operating
	Shares	Par Value	Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance July 1,2021	16,052,617	$160,524	$49,645,428	$(3,298,752)	$(22,259,474)	$24,247,726	$(206,128)	$167,977	$886,028	$25,095,603

Offering costs	—	$—	$—	$(26,685)	$—	$(26,685)	$—	$—	$—	$(26,685)
Net loss	—	—	—	—	(872,015)	$(872,015)	1,590	(4,591)	(450)	$(875,466)
Dividends and distributions	—	—	—	—	(321,052)	$(321,052)	(358,576)	(16,000)	(4,271)	$(699,899)

Balance, September 30, 2021	16,052,617	$160,524	$49,645,428	$(3,325,437)	$(23,452,541)	$23,027,974	$(563,114)	$147,386	$881,307	$23,493,553

	For the three months ended September 30, 2020
	Common Stock						Noncontrolling Interests
			Additional			Total
			Paid in	Offering	Accumulated	Shareholders’	Hampton Inn	Hanover Square	Operating
	Shares	Par Value	Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance July 1, 2020	4,747,968	$47,479	$32,269,864	$(3,055,620)	$(14,414,274)	$14,847,449	$725,265	$208,775	$1,098,381	$16,879,870

Offering costs	—	$—	$—	$63,263	$—	$63,263	$—	$—	$—	$63,263
Net loss	—	—	—	—	(1,285,914)	(1,285,914)	(76,582)	(7,930)	(31,875)	(1,402,301)
Dividends and distributions	—	—	—	—	—	—	—	(8,000)	—	(8,000)
									.
Balance, September 30, 2020	4,747,968	$47,479	$32,269,864	$(2,992,357)	$(15,700,188)	$13,624,798	$648,683	$192,845	$1,066,506	$15,532,832

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(3,824,032)	$(4,972,665)

Adjustments to reconcile consolidated net loss to net cash flows from operating activities
Depreciation	1,665,203	2,300,177
Amortization	696,011	715,850
Loan cost amortization	80,711	227,122
Mandatorily redeemable preferred stock issuance cost and discount amortization	151,616	40,027
Convertible debenture issuance cost, discount and beneficial conversion feature amortization	1,718,487	73,960
Amortization of tenant inducements	—	7,100
Above (below) market lease amortization, net	(2,350)	2,908
Bad debt expense	26,014	334,469
Note payable forgiveness	(176,300)	—
Share-based compensation	149,981	569,995
Loss on impairment	—	223,097
Gain on sale of investment property	(124,641)	—

Changes in assets and liabilities
Rent and other receivables, net	53,240	(814,182)
Unbilled rent	(164,977)	(169,032)
Other assets	(91,849)	121,895
Accounts payable and accrued liabilities	485,387	(172,185)
Net cash flows from operating activities	642,501	(1,511,464)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment property acquisitions, net of cash acquired	(13,152,547)	—
Capital expenditures	(283,018)	(285,255)
Cash received from disposal of investment properties	2,144,529	—
Net cash flows from investing activities	(11,291,036)	(285,255)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(711,899)	(917,733)
Proceeds from line of credit, short term, net	—	550,000
Repayment of line of credit, short term	(325,000)	(2,000,000)
Repayment of related party notes payable, short term	—	(852,000)
Proceeds from notes payable	—	305,900
Proceeds from mortgages payable, net	6,421,870	1,992,697
Repayment of mortgages payable	(437,662)	(162,851)
Proceeds from sale of mandatorily preferred stock, net of capitalized offering costs	—	3,860,882
Proceeds from sale of convertible debentures, net of capitalized offering costs	1,305,000	—
Proceeds from sales of common stock, net of capitalized offering costs	10,826,920	—
Net cash flows from financing activities	17,079,229	2,776,895

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	6,430,694	980,176
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	5,096,928	2,072,190
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$11,527,622	$3,052,366

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	8,526,063	965,797
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in condensed consolidated balance sheets	3,001,559	2,086,569
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statements of cash flows	$11,527,622	$3,052,366

Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid	$2,658,218	$2,515,268

Non-cash transactions:
Conversion of convertible debentures and accrued interest to common stock	$5,058,788	$—
Transfer of investment properties, net to assets held for sale, net	9,683,555	—
Transfer of mortgages payable, net to mortgages payable associated with assets held for sale, net	7,592,931	—
Assumpton of mortgage debt, net	4,481,600	—
Transfer of other assets to investment properties, net	384,882	—
Forgiveness of note payable	176,300	—
Exchange for 7.55 percent of the noncontrolling interest in the Hampton Inn Property	—	(867,000)
Issuance of operating partnership interests in exchange for 3.45 percent of the noncontrolling interest in the Hampton Inn Property	—	375,400

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.      Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of September 30, 2021, the REIT, through the Operating Partnership, owned and operated seven properties, the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), the Shops at Hanover Square North (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the "Ashley Plaza Property"), a 160,356 square foot retail property located in Goldsboro, North Carolina, the Clemson Best Western University Inn (the "Clemson Best Western Property"), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina, Brookfield Center, a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina (the “Brookfield Center Property”), the Lancer Center, a 178,626 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”) and the Greenbrier Business Center, an 89,290 square foot mixed-use industrial/office property located in Chesapeake, Virginia (the “Greenbrier Business Center Property”). The Company owns 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owns the remaining 16 percent interest.

The use of the word “Company” refers to the REIT and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the REIT, the Operating Partnership, wholly owned limited liability corporations which own or operate the properties, and the taxable REIT subsidiaries which operate the Clemson Best Western Property and formerly operated the Hampton Inn Property. As a REIT, certain tax laws limit the amount of “non-qualifying” income that Company can earn, including income derived directly from the operation of hotels. As a result, the Company leases its consolidated hotel properties to taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The TRS subsidiaries are subject to income tax and are not limited as to the amount of nonqualifying income they can generate, but they are limited in terms of their value as a percentage of the total value of the Company’s assets. The TRS subsidiaries enter into agreements with a third party to manage the operations of the hotel. The Company prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). References to the condensed consolidated financial statements and references to individual financial statements included herein, reference the condensed consolidated financial statements or the respective individual financial statement. All material balances and transactions between the consolidated entities of the Company have been eliminated.

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

The Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the three and nine months ended September 30, 2021, respectively. Other than the tenant-specific loss on impairment described below, the Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the three and nine months ended September 30, 2020, that would result in the projected value being below the carrying value of the Company’s properties. During June 2020 a tenant in the Company’s Franklin Square Property notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the carrying value of certain tangible and intangible assets and liabilities associated with this lease that (i) were recorded as part of the purchase of the Franklin Square Property and (ii) were related to this lease and which were recorded during the Company’s ownership of the Franklin Square Property, should be written off. As a result, the Company recorded a loss on impairment of  $0 and $223,097 for the three and nine months ended September 30, 2020, as follows:

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

No such tenant-related loss on impairment was recorded during the three and nine months ending September 30, 2021.

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

As of December 31, 2020, the Company had committed to a plan to sell the Hampton Inn Property. The Company’s plan was for the sale of an asset group that included the land, site improvements, building, building improvements and furniture, fixtures and equipment associated with the Hampton Inn Property. As of December 31, 2020, the Company determined that the carrying value of the Hampton Inn Property exceeded its fair value, less estimated costs to sell, and recorded impairment of assets held for sale of $3,494,058 on its consolidated statement of operations during the year ended December 31, 2020. There was no such impairment recorded during the three and nine months ended September 30, 2021 and 2020, respectively. The impairment of assets held for sale represented the difference between the carrying value of the Hampton Inn Property and its estimated fair value, less estimated closing costs.  The Company based its estimate of the fair value of the Hampton Inn Property on the actual contract sale price, less estimated closing costs, a level 2 input. The fair value measurement date was as of December 31, 2020.  On August 31, 2021, the Company closed on the sale of the Hampton Inn Property (see Note 3, below).

During February 2021, the Company committed to a plan to sell the Clemson Best Western Hotel Property.  The Company’s plan is for the sale of an asset group that includes the land, site improvements, building, building improvements and furniture, fixtures and equipment associated with the Clemson Best Western Property.  The Company believes that the fair value, less estimated costs to sell, exceeds the Company’s carrying cost, so the Company has not recorded any impairment of assets held for sale related to the Clemson Best Western Property for the three and nine months ended September 30, 2021.

See Note 3 for additional details on impairment of assets held for sale as of September 30, 2021 and December 31, 2020.

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

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually. The Company did not record any impairment adjustments to its intangible assets during the three and nine months ended September 30, 2021. During June 2020, a tenant in the Company’s Franklin Square Property notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the book value of the intangible assets and liabilities, net, associated with this lease of $51,737 that were recorded as part of the purchase of the Franklin Square Property should be written off. This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2020. (See the table above.) No such amounts were recorded during the three months ended September 30, 2020.

Details of the deferred costs, net of amortization, arising from the Company’s purchases of its retail center properties and flex center properties are as follows:

	September 30,
	2021
	(unaudited)	December 31, 2020
Intangible Assets
Leasing commissions	$1,150,476	$948,427
Legal and marketing costs	142,023	86,786
Above market leases	427,716	402,895
Net leasehold asset	2,472,650	1,818,254
	$4,192,865	$3,256,362

Intangible Liabilities
Below market leases, net	$(1,818,193)	$(1,022,497)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the three and nine months ended September 30, 2021 and 2020, respectively, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amortization of above market leases	$(67,206)	$(53,614)	$(180,803)	$(167,777)
Amortization of below market leases	73,174	51,036	183,153	164,869
	$5,968	$(2,578)	$2,350	$(2,908)

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the three and nine months ended September 30, 2021 and 2020, respectively, were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Leasing commissions	(54,798)	(44,091)	(146,473)	(135,667)
Legal and marketing costs	(9,738)	(7,290)	(23,620)	(23,218)
Net leasehold asset	(211,399)	(164,626)	(525,918)	(531,014)
	(275,935)	(216,007)	(696,011)	(689,899)

As of September 30, 2021 and December 31, 2020, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $2,382,665 and $2,353,103, respectively.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the
	remaining three
	months ending
	December 31,
	2021	2022	2023	2024	2025	2026-2041	Total
Intangible Assets
Leasing commissions	$58,048	$201,088	$159,543	$129,716	$111,881	$490,200	$1,150,476
Legal and marketing costs	11,385	41,234	29,779	19,407	12,452	27,766	142,023
Above market leases	69,464	181,160	84,096	36,312	19,224	37,460	427,716
Net leasehold asset	276,389	725,319	373,966	263,823	199,490	633,663	2,472,650
	$415,286	$1,148,801	$647,384	$449,258	$343,047	$1,189,089	$4,192,865

Intangible Liabilities
Below market leases, net	$(82,885)	$(305,115)	$(218,925)	$(160,184)	$(118,885)	$(932,199)	$(1,818,193)

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three and nine months ended September 30, 2021 and 2020, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250,000. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. As of September 30, 2021, the Company held four cash accounts with an aggregate balance that exceeded the FDIC limit by $6,750,158. As of December 31, 2020, the Company held two cash accounts with balances that exceeded the FDIC limit by an aggregate amount of $1,719,233.

Restricted cash represents (i) amounts held by the Company for tenant security deposits, (ii) escrow deposits held by lenders for real estate tax, insurance, and operating reserves, (iii) an escrow for the first year of dividends on the Company’s mandatorily redeemable preferred stock, and (iv) capital reserves held by lenders for investment property capital improvements.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of September 30, 2021 and December 31, 2020, the Company reported $161,768 and $109,059, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and other operating reserves. As of September 30, 2021 and December 31, 2020, the Company reported $1,840,350 and $1,352,723, respectively, in escrow deposits.

An escrow of $371,111 for the first year of dividends on the Company’s mandatorily redeemable preferred stock (see Note 4, below) was created at issuance (see Note 4, below). As of September 30, 2021 and December 31, 2020, the balance of the preferred dividend escrow was $0 and $97,632, respectively.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions furniture, fixtures and equipment, and tenant improvements. As of September 30, 2021 and December 31, 2020, the Company reported $999,441 and $674,520, respectively, in capital property reserves.

Revenue Recognition

The Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective on January 1, 2019. This adoption did not have a material impact on the Company’s recognition of revenues from either its retail, flex or hotel properties.

Retail and Flex Center Property Revenues

The Company recognizes minimum rents from its retail center properties (the Franklin Square, Hanover Square, Ashley Plaza and Lancer Center properties) and flex center property (Brookfield Center) on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, the Company reported $838,705 and $673,728, respectively, in unbilled rent.

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

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final.  Since these differences are determined annually under the leases and accrued as of December 31 in the year earned, no such revenues were recognized during the three and nine months ended September 30, 2021 and 2020.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the three and nine months ended September 30, 2021 and 2020, respectively, no such termination costs were recognized.

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

Hotel Property Operating Expenses

All personnel of the Hampton Inn Property and Clemson Best Western Property are directly or indirectly employees of Marshall Hotels and Resorts, Inc. (“Marshall”), the Company’s hotel management firm. In addition to fees and services discussed above, the Hampton Inn Property and Clemson Best Western Property reimburse Marshall for all employee related service costs, including payroll salaries and wages, payroll taxes and other employee benefits paid by Marshall on behalf of the respective property. For the Hampton Inn Property, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the three and nine months ended September 30, 2021 were $250,754 and $622,844, respectively, and for the three and nine months ended September 30, 2020 were $170,254 and $481,474, respectively. For the Clemson Best Western Property, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the three and nine months ended September 30, 2021 were $119,345 and $339,863, respectively and for the three and nine months ended September 30, 2020 were $111,398 and $315,436. The amounts are included in hotel property operating expenses in the accompanying condensed consolidated statements of operations.

Rent and other receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. (Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above.) The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of September 30, 2021 and December 31, 2020, the Company’s allowance for uncollectible rent totaled $0 and $4,693, respectively, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables.  Management determined that no additional general reserve is considered necessary as of September 30, 2021 and December 31, 2020, respectively.

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

During the three and nine months ended September 30, 2021 and 2020, respectively, the Company’s Hampton Inn TRS entity generated a tax loss, so no income tax expense was recorded. During the three and nine months ended September 30, 2021 and 2020, respectively, the Company’s Clemson Best Western TRS entity generated taxable income, but the Company believes that its net operating loss carryforwards from prior periods will offset this taxable income, so no income tax expense was recorded.

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

The first noncontrolling interest is in the Hampton Inn Property. In 2017, the noncontrolling owner of the Hampton Inn Property provided $2.3 million as part of the acquisition of the Hampton Inn Property for a 36 percent tenancy in common ownership interest. The Company acquired a 64 percent tenancy in common interest through its subsidiaries. Effective on January 1, 2020, the Company entered into a transaction with the noncontrolling owner of the Hampton Inn Property by which the noncontrolling owner exchanged (i) 7.55 percent of its tenant in common interest in the Hampton Inn Property for the settlement of $867,000 in advances made by the Company to the Hampton Inn Property (of which $312,120, or 36 percent, were made on behalf of the noncontrolling owner); and (ii) 3.45 percent of its tenant in common interest in the Hampton Inn Property for 93,850 units of the Operating Partnership. As a result of this transaction, effective on January 1, 2020, the Company’s tenant-in-common interest in the Hampton Inn Property increased from 64 percent to 75 percent, and the noncontrolling owner’s tenant-in-common interest decreased from 36 percent to 25 percent.  Effective on November 9, 2020, the noncontrolling owner exchanged 3 percent of its tenant in common interest in the Hampton Inn Property for the settlement of $1,021,960 in advances made by the Company to the Hampton Inn Property (of which $255,490, or 25 percent, were made on behalf of the noncontrolling owner). As a result of this transaction, the Company’s tenant-in-common interest in the Hampton Inn Property increased from 75 percent to 78 percent, and the noncontrolling owner’s tenant-in-common interest decreased from 25 percent to 22 percent. These transactions did not have any impact on the Company’s total assets, liabilities or shareholder’s equity or total equity as of September 30, 2021 or December 31, 2020.

The Hampton Inn Property’s net  income (loss) is allocated to the noncontrolling ownership interest based on its percent ownership. During the three months ended September 30, 2021, 22 percent of the Hampton Inn’s net income of $7,224, or $1,590, was allocated to the noncontrolling partnership interest. During the nine months ended September 30, 2021, 22 percent of the Hampton Inn’s net income of $90,202, or $19,845, was allocated to the noncontrolling partnership interest. During the three and nine months ended September 30, 2020, 25 percent of the Hampton Inn’s net loss of $306,321 and $1,034,784, respectively, or $76,582 and  $258,699, respectively was allocated to the noncontrolling partnership interest.

The second noncontrolling interest is in the Hanover Square Property in which the Company owns an 84 percent tenancy in common interest through its subsidiary and an outside party owns a 16 percent tenancy in common interest. The Hanover Square Property’s net loss is allocated to the noncontrolling ownership interest based on its 16 percent ownership. During the three and nine months ended September 30, 2021, 16 percent of the Hanover Square Property’s net loss of $28,698 and $89,996, respectively, or $4,591 and $14,398, respectively, was allocated to the noncontrolling ownership interest. During the three and nine months ended September 30, 2020, 16 percent of the Hanover Square Property’s net loss of $49,564 and $125,663, respectively, or $7,930 and $20,106, respectively, was allocated to the noncontrolling ownership interest.

The third noncontrolling ownership interest are the units in the Operating Partnership that are not held by the REIT. In 2017, 125,000 Operating Partnership units were issued to members of the selling LLC which owned the Hampton Inn Property who elected to participate in a 721 exchange, which allows the exchange of interests in real property for shares in a real estate investment trust. These members of the selling LLC invested $1,175,000 in the Operating Partnership in exchange for 125,000 Operating Partnership units. Additionally, as discussed above, effective on January 1, 2020, 93,850 Operating Partnership units were issued in exchange for approximately 3.45 percent of the noncontrolling owner’s tenant in common interest in the Hampton Inn Property. On August 31, 2020, a unitholder converted 5,319 Operating Partnership units into shares of Common Stock. As of September 30, 2021, there were 213,531 Operating Partnership units outstanding.

The Operating Partnership units not held by the REIT represent 1.31 percent and 4.26 percent of the outstanding Operating Partnership units as of September 30, 2021 and December 31, 2020, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships units are issued or as units are exchanged for the Company’s $0.01 par value per share Common Stock. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net loss is allocated to the noncontrolling unit holders based on their ownership interest.

During the three months ended September 30, 2021, a weighted average of 1.31 percent of the Operating Partnership's net loss of $34,331, or $450, was allocated to the noncontrolling unit holders. During the nine months ended September 30, 2021, a weighted average of 2.05 percent of the Operating Partnership’s net income of $147,189, or $3,023,was allocated to the noncontrolling unit holders.  During the three and nine months ended September 30, 2020, a weighted average of 4.41 percent and 4.45 percent, respectively, of the Operating Partnership’s net loss of $722,789 and $2,515,799, respectively, or $31,875 and $112,050, respectively, was allocated to the noncontrolling unit holders.

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

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, lessors may provide rent deferrals and other lease concessions to lessees. In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has elected the practical expedient and will not apply lease modification accounting on a lease-by-lease basis where applicable. As a result, $281,505 and $228,346 of deferred rent resulting from lease concessions due to COVID-19 is included in accounts receivable on the Company’s condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively.

In addition, to the deferred rent agreements granted by the Company, the Company has abated rent payments totaling $676,350 from various tenants that would have been paid from the March 2020 onset of the COVID-19 pandemic through September 30, 2021. For the three and nine months ending September 30, 2021 and 2020, respectively, and for the remaining three months ending December 31, 2021 and 2020, respectively, abated rent revenues are as follows:

					Remaining three months ended
	Three months ended September 30,		Nine months ended September 30,		December 31,
	2021	2020	2021	2020	2021	2020
	Actual (1)	Actual	Actual (1)	Actual	Future (2)	Actual (1)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Rent abated	$109,818	$51,906	$329,453	$229,529	$109,818	$117,367
(1)	Actual rent abatements reduce rent revenues recorded on the Company's condensed consolidated statement of operations.
(2)	Projected future rent abatements are reflected as reductions of future minimum rents in Note 6, below.

	As of September 30,		As of December 31,
	2021 (1)	2020 (1)	2021 (2)
	(unaudited)	(unaudited)	(unaudited)	2020 (1)
Cumulative rent abated	$676,350	$229,529	$786,167	$346,896
(1)	Actual
(2)	Projected

Rent abatements granted prospectively (those granted in advance of the due date of the abated rental payments), are recorded as a reduction to retail center property revenues on the Company’s condensed consolidated statement of operations during the period in which the abatement was granted.  Rent abatements granted retroactively (those granted for past due, unpaid rent that has already been recognized as rent revenue on the Company’s condensed consolidated statement of operations), are recorded as a bad debt expense on the Company’s consolidated statement of operations during the period in which the abatement was retroactively granted.  For the three and nine months ending September 30, 2021, bad debt expense was $22,818 and $26,014, respectively. For the three and nine months ending September 30, 2021, bad debt expenses were due to adjustments made to CAM expense reimbursements for prior periods, and were not related to COVID-19 business disruptions. For the three and nine months ending September 30, 2020, bad debt expense was $79,496 and $334,469, respectively. For the three and nine months ending September 30, 2020, bad debt expenses were due to COVID-19 business disruptions that resulted in the rent abatements granted retroactively (discussed above) and tenant bankruptcies and defaults (see“other risks and uncertainties” in Note 8, below).

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

Effects of Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The London Interbank Offered Rate (LIBOR), which is widely used as a reference interest rate in debt agreements and other contracts, is scheduled to be discontinued for new contracts by December 31, 2021, and its publication for existing contracts is scheduled to be discontinued by June 30, 2023. Financial market regulators in certain jurisdictions throughout the world have undertaken reference rate reform initiatives to guide the transition and modification of debt agreements and other contracts that are currently based on LIBOR to the successor reference rate that will replace it. ASU 2020-04 was issued to provide companies that will be impacted by these changes with the opportunity to elect certain expedients and exceptions that are intended to ease the potential burden of accounting for or recognizing the effects of reference rate reform on financial reporting.  Companies may generally elect to make use of the expedients and exceptions provided by ASU 2020-04 for any reference rate contract modifications that occur in reporting periods that encompass the timeline from March 12, 2020 to December 31, 2022. The Company’s Clemson Best Western Property mortgage loan has a corresponding interest rate protection agreement which uses USD LIBOR as the reference interest rate (see Note 5, below). The Clemson Best Western Property mortgage loan matures in October 2022. Since this mortgage loan is expected to mature prior to the date that publication of the applicable USD LIBOR rate is discontinued, no transition to a replacement reference rate is currently expected.  While the Company is continuing to review the guidance in ASU 2020-04, it does not currently expect that it will need to use the expedients and exceptions provided therein with respect to the replacement of USD LIBOR as the reference rate in any agreements.

Debt With Conversion Options

In August 2020, the FASB issued ASU 2020-06, Debt - Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The objective of ASU 2020-06 is to reduce the current complexity involved in accounting for convertible financial instruments by reducing the number of accounting models applicable to those instruments in the existing guidance. Following the adoption of ASU 2020-06, companies are expected to encounter fewer instances in which a convertible financial instrument must be separated into a debt or equity component and a derivative component for accounting purposes due to the embedded conversion feature. As a result of these revisions, debt instruments issued with a beneficial conversion feature will no longer require separation and thus will be accounted for as a single debt instrument under the updated guidance. In addition to those changes, ASU 2020-06 adds several incremental financial statement disclosures with respect to a company’s convertible financial instruments and makes certain refinements with respect to calculating the effect of those instruments on a company’s diluted earnings per share. ASU 2020-06 is effective for public companies for fiscal years beginning after December 15, 2021 (including interim periods within those fiscal years), and for private companies, fiscal years beginning after December 15, 2023. Early adoption of the guidance is permitted, but no earlier than fiscal years beginning after December 15, 2020. As discussed in Note 5, below, during the period from October 2020 to January 2021, the Company issued debentures that are convertible into shares of its common stock. Those debentures are subject to the accounting guidance for convertible financial instruments. During the three and nine months ended September 30, 2021, $0 and $5,000,000, respectively, of the $5,000,000 total principal amount of the debentures was converted to common stock.  The Company is currently evaluating the changes to the accounting guidance for convertible financial instruments set forth under ASU 2020-06, but is not required to adopt the updated guidance before January 1, 2024. No determination has been made at this time with respect to early adoption.

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

3.      Investment Properties

Investment properties consist of the following:

	September 30, 2021	December 31,
	(unaudited)	2020 (1)
Land	$13,712,006	$12,281,693
Site improvements	4,336,964	3,751,212
Buildings and improvements (2)	50,474,115	45,137,682
Furniture, fixtures and equipment	—	825,147
Investment properties at cost (3)	68,523,085	61,995,734
Less accumulated depreciation	5,738,284	4,939,872
Investment properties, net	$62,784,801	$57,055,862

(1)	As of December 31, 2020, the Clemson Best Western Property is recorded as an investment property. As of September 30, 2021, the Clemson Best Western Property is recorded as an asset held for sale. Please see the note on “assets held for sale”, below.
(2)	Includes tenant improvements (both those acquired at the acquisition and those constructed after the acquisition), tenant inducements, capitalized leasing commissions and other capital costs incurred post-acquisition.
(3)	Excludes intangible assets and liabilities (see Note 2, above, for a discussion of the Company's accounting treatment of intangible assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $661,669 and $1,665,203 for the three and nine months ended September 30, 2021, respectively, and $764,885 and $2,300,177 for the three and nine months ended September 30, 2020.

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

The Company generally records depreciation of capitalized tenant improvements on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	September 30,
	2021	December 31,
	(unaudited)	2020
Capitalized tenant improvements – acquisition cost allocation, net	$1,739,669	$1,155,505
Capitalized tenant improvements incurred subsequent to acquisition, net	277,552	179,919

During the three and nine months ended September 30, 2021, the Company recorded $87,229 and $132,379, respectively, in capitalized tenant improvements. During the three and nine months ended September 30, 2020, the Company recorded $0 and $60,000, respectively, in capitalized tenant improvements. During June 2020, a tenant in the Company’s Franklin Square Property notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the capitalized tenant improvement associated with this lease that was recorded as part of the purchase of the Franklin Square Property and carried on the Company’s condensed consolidated balance sheets related to this lease of $81,860 should be written off. This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2020.  No such loss on impairment was recorded during the three and nine months ended September 30, 2021.

Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $18,587 and $45,446 for the three and nine months ended September 30, 2021, respectively and $11,769 and $34,074 for the three and nine months ended September 30, 2020, respectively.

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $103,229 and $247,189 for the three and nine months ended September 30, 2021, respectively, and $64,520 and $204,553 for the three and nine months ended September 30, 2020, respectively.

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

The Company generally records depreciation of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	September 30, 2021	December 31,
	(unaudited)	2020
Capitalized leasing commissions, net	$357,319	$346,437

During the three and nine months ended September 30, 2021, the Company recorded $33,537 and $45,422, respectively in capitalized leasing commissions. During the three and nine months ended September 30, 2020, the Company recorded $12,642 and $32,881, respectively in capitalized leasing commissions.  Depreciation on capitalized leasing commissions was $17,012 and $47,340 for the three and nine months ended September 30, 2021, respectively.  Depreciation on capitalized leasing commissions was $11,475 and $34,397 for the three and nine months ended September 30, 2020, respectively.

Assets held for sale

The Company records properties as assets held for sale, and any associated mortgages payable, net, as mortgages payable, net, associated with assets held for sale, on the Company's condensed consolidated balance sheets when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.

During February 2021, the Company committed to a plan to sell an asset group associated with the Clemson Best Western Hotel Property that includes the land, site improvements, building, building improvements and furniture, fixtures and equipment.  As a result, as of March 31, 2021, the Company reclassified these assets, and the related mortgage payable, net, for the Clemson Best Western Property as assets held for sale and liabilities associated with assets held for sale, respectively. The Company expects that it will retain cash and restricted cash and will be responsible for the extinguishment of any accounts payable and other liabilities associated with the Clemson Best Western Property. As of September 30, 2021, Management believes that its plans to sell the Clemson Best Western Hotel Property continue to meet the criteria for the asset to be recorded an asset held for sale and, as of September 30, 2021, the assets held for sale on the Company's condensed consolidated balance sheets included certain assets associated with the Clemson Best Western Property. The Company believes that the fair value, less estimated costs to sell, exceeds the Company’s carrying cost, so the Company has not recorded any impairment of assets held for sale related to the Clemson Best Western Property for the three and nine months ended September 30, 2021 or 2020.

As of December 31, 2020, the Company committed to a plan to sell an asset group associated with the Hampton Inn Property that includes the land, site improvements, building, building improvements and furniture, fixtures and equipment. As a result, as of December 31, 2020, the Company reclassified these assets, and the related mortgage payable, net, for the Hampton Inn Property as assets held for sale and liabilities associated with assets held for sale, respectively. The Company expected that it would retain cash and restricted cash and would be responsible for the extinguishment of any accounts payable and other liabilities associated with the Hampton Inn Property. Accordingly, these amounts were excluded from the assets and related liabilities that had been reclassified as assets held for sale and liabilities associated with assets held for sale as of December 31, 2020. For the year ended December 31, 2020, the Company recorded an impairment charge of $3,494,058 on assets held for sale. This impairment charge resulted from reducing the carrying value of the Hampton Inn Property for the amounts that exceeded the property's estimated fair value less estimated selling costs. See Note 2, above. The Company closed on the sale of the Hampton Inn Property on August 31, 2021. (See "Sale of investment property", below.)

As of September 30, 2021 and December 31, 2020, assets held for sale and liabilities associated with assets held for sale consisted of the following:

	September 30, 2021	December 31,
	(unaudited)	2020
Investment properties, net	$9,688,555	$12,410,250
Total assets held for sale	$9,688,555	$12,410,250

	September 30, 2021	December 31,
	(unaudited)	2020
Mortgages payable, net	$7,615,368	$10,352,000
Total liabilities associated with assets held for sale	$7,615,368	$10,352,000

Sale of investment property

On August 31, 2021, the Company sold the Hampton Inn Property to an unrelated third party for a sale price of $12.9 million, resulting in a gain on sale of investment properties of $124,641 reported on the Company's condensed consolidated statement of operations for the three and nine months ended September 30, 2021. The Company did not report any gain or loss on the sale of investment properties for the three and nine months ended September 30, 2020.

The Company reports properties that are either previously disposed of or currently held for sale in continuing operations in the Company's condensed consolidated statements of operations if the disposition, or anticipated disposition, of the assets does not represent a shift in the Company's investment strategy. The Company's sale of the Hampton Inn Property and plan to sell the asset group associated with the Clemson Best Western Hotel Property do not constitute a change in the Company's investment strategy, which continues to include limited service hotels as a targeted asset class.

Operating results of the Hampton Inn Property, which are included in continuing operations, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Hotel property room revenues	$601,142	$509,789	$1,912,809	$1,376,063
Hotel property other revenues	11,988	12,259	28,274	40,056
Total Revenue	613,130	522,048	1,941,083	1,416,119
Hotel property operating expenses	612,395	457,202	1,677,844	1,323,090
Depreciation and amortization	—	169,698	—	507,344
Total Operating Expenses	612,395	626,900	1,677,844	1,830,434
Gain on disposal of investment properties	124,641	—	124,641	—
Operating Income (Loss)	125,376	(104,852)	387,880	(414,315)
Interest expense	118,077	201,469	475,844	619,960
Net Income (Loss) from Operations	7,299	(306,321)	(87,964)	(1,034,275)
Other (loss) income	(75)	—	178,166	509
Net Income (Loss)	7,224	(306,321)	90,202	(1,034,784)
Net loss (income) attributable to Hampton Inn Property noncontrolling interests	1,590	(76,582)	19,845	(258,699)
Net Income (Loss) Attributable to Medalist Common Shareholders	$5,634	$(229,739)	$70,357	$(776,085)

2021 Property Acquisitions

The Lancer Center Property

On May 14, 2021, the Company completed its acquisition of the Lancer Center Property, a 178,626 square foot retail property located in Lancaster, South Carolina, through a wholly owned subsidiary. The Lancer Center Property, built in 1987, was 100 percent leased as of September 30, 2021 and is anchored by KJ’s Market, Big Lots, Badcock Furniture, and Harbor Freight. The purchase price for the Lancer Center Property was $10,100,000, less a $200,000 credit to the Company for major repairs, paid through a combination of cash provided by the Company and the incurrence of new mortgage debt. The Company’s total investment, including $143,130 of loan issuance costs, was $10,205,385. The Company incurred $305,385 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

The Greenbrier Business Center Property

On August 27, 2021, the Company completed its acquisition of the Greenbrier Business Center Property, an 89,290 square foot mixed-use industrial/office property, through a wholly owned subsidiary. The Greenbrier Business Center Property was previously owned by Medalist Fund II-B, LLC, a Virginia limited liability company, which is also managed by the Company’s external manager. The Greenbrier Business Center Property, built in 1987, was 83.7 percent leased as of September 30, 2021. Major tenants include Bridge Church, Superior Staffing, Consolidated Electrical Distributors and Mid-Atlantic Office Technologies. The purchase price for the Greenbrier Business Center Property was $7,250,000, paid through a combination of cash provided by the Company and the assumption of mortgage debt. The Company's total investment, including $13,400 of loan issuance costs, was $7,578,762. The Company incurred $178,763 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

	Lancer	Greenbrier
	Center	Business
	Property	Center Property	Total
Fair value of assets acquired
Investment property (a)	$9,902,876	$6,896,803	$16,799,679
Lease intangibles and other assets (b)	1,023,753	583,940	1,607,693
Restricted cash acquired (c)	—	150,000	150,000
Above market leases (b)	157,438	48,186	205,624
Below market leases (b)	(878,682)	(100,167)	(978,849)
Preliminary fair value of net assets acquired (d)	$10,205,385	$7,578,762	$17,784,147

Purchase consideration
Consideration paid with cash (e)	$3,783,515	$3,097,162	$6,880,677
Consideration paid with new mortgage debt, net (f)	6,421,870	—	6,421,870
Consideration paid with assumed mortgage debt, net (g)	—	4,481,600	4,481,600
Preliminary total consideration (h)	$10,205,385	$7,578,762	$17,784,147
a.	Represents the fair value of the investment property acquired which includes land, buildings, site improvements, tenant improvements and furniture, fixtures and equipment. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing and acquisition costs were allocated and added to the fair value of the tangible assets acquired.
b.	Represents the fair value of lease intangibles and other assets. Lease intangibles include leasing commissions, leases in place, above market leases, below market leases and legal and marketing costs associated with replacing existing leases.
c.	Represents an operating reserve funded by the Company at closing.
d.	Represents the total fair value of assets and liabilities acquired at closing.
e.	Represents cash paid at closing and cash paid for acquisition (including intangible assets), and closing costs paid at closing or directly by the Company outside of closing.

f.	Issuance of new mortgage debt to fund the purchase of the Lancer Center Property , net of capitalized loan issuance costs. See Note 5, below.
g.	Assumption of mortgage debt related to the purchase of the Greenbrier Business Center Property. See Note 5, below.
h.	Represents the consideration paid for the fair value of the assets and liabilities acquired.

4.       Mandatorily Redeemable Preferred Stock

On February 19, 2020, the Company issued and sold 200,000 shares of 8.0% Series A cumulative redeemable preferred stock at $23.00 per share, resulting in gross proceeds of $4,600,000.  Net proceeds from the issuance were $3,860,882, which includes the impact of the underwriter’s discounts, selling commissions and legal, accounting and other professional fees, and is presented on the Company’s condensed consolidated balance sheets as mandatorily redeemable preferred stock. At issuance, the Company created an escrow for $371,111 for the first year of dividends, which is reported as restricted cash on the Company's consolidated balance sheets. As of September 30, 2021 and December 31, 2020, respectively, the balance of the preferred dividend escrow was $0 and $97,632, respectively.

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

For all periods the mandatorily redeemable preferred stock has been outstanding, the Company has paid a cash dividend on the stock equal to 8 percent per annum, paid quarterly, as follows:

Payment Date	Record Date	Amount per share	For the period
April 27, 2020	April 24, 2020	$0.37	February 19, 2020 - April 27, 2020
July 24, 2020	July 22, 2020	0.50	April 28, 2020 - July 24, 2020
October 26, 2020	October 23, 2020	0.50	July 25, 2020 - October 26, 2020
February 1, 2021	January 29, 2021	0.50	October 27, 2020 - February 1, 2021
April 30, 2021	April 26, 2021	0.50	February 2, 2021 – April 30, 2021
July 26, 2021	July 12, 2021	0.50	May 1, 2021 - July 26, 2021
October 27, 2021	October 25, 2021	0.50	July 27, 2021 – October 26, 2021

As of September 30, 2021  and December 31, 2020, the Company reported $70,004 and $70,004, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock.  This amount is reported in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets.

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

Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $51,637 and $151,616 were included in interest expense for the three and nine months ended September 30, 2021, respectively, and $47,350 and $113,987 were included in interest expense for the three and nine months ended September 30, 2020, respectively, in the accompanying condensed consolidated statements of operations. Accumulated amortization of the discount and deferred financing costs was $313,991 and $162,375 as of September 30, 2021 and December 31, 2020, respectively.

5.      Loans Payable

Mortgages Payable

The Company’s mortgages payables, net consists of the following:

				Balance
				September 30,
	Monthly	Interest		2021	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2020
Franklin Square (a)	Interest only	4.70%	October 2021	$14,275,000	$14,275,000
Hanover Square (b)	$56,882	4.25%	December 2027	10,197,190	10,380,791
Ashley Plaza (c)	$52,795	3.75%	September 2029	11,196,340	11,349,518
Clemson Best Western (d)	Interest only	Variable	October 2022	—	7,750,000
Brookfield Center (e)	$22,876	3.90%	November 2029	4,779,920	4,842,887
Lancer Center (f)	$34,667	4.00%	March 2026	6,527,084	—
Greenbrier Business Center (g)	Interest only	4.00%	July 2026	4,495,000	—
Unamortized issuance costs, net				(454,029)	(503,842)
Total mortgages payable, net				$51,016,505	$48,094,354
(a)	The mortgage loan for the Franklin Square Property matured on October 6, 2021. Effective on October 6, 2021, the Company entered into a forbearance agreement with the current lender extending the maturity date for thirty days with a right to extend the maturity date for an additional thirty days. On November 8, 2021, the Company closed on a new loan in the principal amount of $13,250,000 which bears interest at a fixed rate of 3.808 percent, has a ten-year term, and matures on December 6, 2031. In addition to the funds from the new loan, the Ccompany used $2,242,273 in cash on hand for closing costs and to repay the remaining balance of the original mortgage loan. The Company has guaranteed the payment and performance of the obligations of the new loan.

(b)	On May 8, 2020, the Company entered into a refinancing transaction with the mortgage lender for the Hanover Square Property which increased the mortgage amount and reduced the interest rate. Under this transaction, the principal amount of the loan was increased to $10,500,000 and the interest rate reduced to a fixed rate of 4.25 percent until January 1, 2023, when the interest rate will adjust to a new fixed rate which will be determined by adding 3.00 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25 percent. The fixed monthly payment, which includes principal and interest, increased to $56,882. The Company accounted for this transaction as a loan modification in accordance with ASC 470.

The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 to 1.00 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of September 30, 2021 and December 31, 2020, respectively, the Company believes that it is compliant with these covenants.

(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.
(d)	As of March 31, 2021, the Company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale (see below).
(e)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.
(f)	The mortgage loan for the Lancer Center Property bears interest at a fixed rate of 4.00 percent. The monthly payment is $34,667 which includes interest at the fixed rate and principal, based on a twenty-five year amortization schedule. The Company has provided a guaranty of the payment of and performance under the terms of the Lancer Center Property mortgage.
(g)	The Company assumed the mortgage loan for the Greenbrier Business Center Property from the seller. The mortgage loan bears interest at a fixed rate of 4.00 percent and is interest only until August 1, 2022, at which time the monthly payment will become $23,873, which includes interest at the fixed rate, and principal, based on a twenty-five year amortization schedule.

Mortgages payable, net, associated with assets held for sale

The Company’s mortgages payables, net, associated with assets held for sale, consists of the following:

				Balance
				September 30,
	Monthly	Interest		2021	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2020
Hampton Inn (a)	Interest only	Variable	May 2022	$—	$10,400,000
Clemson Best Western (b)	Interest only	Variable	October 2022	7,750,000	—
Unamortized issuance costs, net				(134,632)	(48,000)
Total mortgages payable, net, associated with assets held for sale				$7,615,368	$10,352,000
(a)	As of December 31, 2020, the Company reclassified the mortgage loan for the Hampton Inn Property to mortgages payable, net, associated with assets held for sale. On August 31, 2021, the Company repaid the loan as part of the sale of the Hampton Inn Property.

The mortgage loan for the Hampton Inn Property originally matured on November 9, 2020 and, on November 9, 2020 the Company entered into an amendment to extend the loan until May 2022. The Company accounted for this transaction as a loan modification in accordance with ASC 470. Under this accounting treatment, the Company recorded $54,000 in capitalized loan issuance costs for loan fees paid to the lender and recorded $22,784 in third party costs associated with the transaction as an expense under hotel property operating expenses on the Company’s condensed consolidated statement of operations for the year ended December 31, 2020.

The mortgage loan for the Hampton Inn Property bore interest at a variable rate based on LIBOR with a minimum rate of 6.50 percent. The interest rate payable is the USD LIBOR one-month rate plus 6.25 percent. As of August 31, 2021 (the date of the mortgage loan repayment) and December 31, 2020, the rate in effect for the Hampton Inn Property mortgage was 6.50 percent and 6.50 percent, respectively.

(b)	As of March 31, 2021, the Company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale. The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of September 30, 2021 and December 31, 2020, respectively, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent.

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

The 5 percent issue discount totaled $250,000 and was amortized over the one-year term of the debentures using the effective interest method. The Company also paid a total of $518,517 in issuance costs, including legal, accounting, other professional fees, and underwriting discounts. In addition to the closing costs paid in cash, the Company paid $123,000 in debt issuance costs in common shares of the Company.  These issuance costs were recorded as deferred debt issuance costs on the accompanying condensed consolidated balance sheets as a direct deduction from the carrying amount of the convertible debentures and were amortized over the one-year term of the debentures using the effective interest method.

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

As of September 30, 2021, the convertible debenture holder has elected to fully convert the total $5,000,000 principal balance of the convertible debentures and $58,788 in accrued interest to the Company’s common shares, receiving 3,181,916 common shares at an average conversion price of $1.59, as set forth in the table below.

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

The principal amount outstanding of the convertible debentures as of September 30, 2021 and December 31, 2020 was $0 and $3,500,000, respectively.  As of September 30, 2021, and December 31, 2020, the carrying amount of the convertible debentures, net, was $0 and $2,260,565, respectively.

Line of credit, short term and note payable, short term

As of September 30, 2021 and December 31, 2020, the Company had a line of credit, short term, outstanding in the principal amount of $0 and $325,000, respectively. The line of credit, short term, was established on August 21, 2019 to provide short term funding for the Company’s acquisition of the Ashley Plaza Property and the Clemson Best Western Property (see discussion of 2019 acquisitions in Note 3, above). On February 20, 2020, the Company repaid the line of credit, short term, in the amount of $2,000,000 plus accrued interest of $21,437. Effective on February 21, 2020, the original maturity date of the line of credit, short term, the Company extended the line of credit, short term, for 60 days until April 21, 2020. On March 3, 2020 the Company received $550,000 in funding from the line of credit, short term, to fund working capital and dividend payments.  On April 21, 2020, the Company extended the line of credit, short term, for 40 days until May 31, 2020. On May 31, 2020, the Company extended the line of credit, short term, for 90 days until August 31, 2020.  On August 12, 2020, the Company extended the line of credit, short term, until September 30, 2020. On November 4, 2020, the Company made a $225,000 payment to reduce the balance of the line of credit, short term to $325,000, and extended the line of credit, short term, until March 31, 2021. On March 18, 2021 the Company extended the line of credit, short term, until April 30, 2021.  On April 21, 2021 the Company repaid the line of credit, short term, in full.

Notes payable

As of September 30, 2021 and December 31, 2020, the Company had a note payable outstanding in the principal amount of $0 and $176,300, respectively, under the Small Business Administration’s Paycheck Protection Program (the “SBA PPP Loan Program”). This note was issued on April 30, 2020, on behalf of a subsidiary, MDR PMI Greensboro TRS, LLC, the entity that operates the Hampton Inn Property. The Company used these funds pursuant to the limitations established by the SBA PPP Loan Program for payroll and other eligible expenses for the Hampton Inn Property. Under the terms of the loan, all, a portion or none of the loan may be forgiven, based on criteria established by the SBA PPP Loan Program. The Company expended the loan funds in accordance with the criteria required for forgiveness and on June 14, 2021, the Company received confirmation that the note payable had been forgiven, in full, including $1,978 of accrued interest. The forgiven principal and interest were recognized as a gain upon debt extinguishment and are recorded on the Company’s condensed consolidated statement of operations as other income.

Interest expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the three months ended September 30, 2021
	(unaudited)
		Amortization of
	Mortgage	discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square	$171,458	$2,317	$—	$173,775
Hanover Square	108,571	3,223	—	111,794
Hampton Inn	116,422	—	1,655	118,077
Ashley Plaza	107,459	4,358	—	111,817
Clemson Best Western	141,609	—	357	141,966
Brookfield Center	47,708	2,838	—	50,546
Lancer Center	65,959	7,156	—	73,115
Greenbrier Business Center	17,480	231	—	17,711
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	51,637	100,000	151,637
Other interest	—	—	332	332
Total interest expense	$776,666	$71,760	$102,344	$950,770

	For the nine months ended September 30, 2021
	(unaudited)

		Amortization
	Mortgage	of discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square	$508,783	$6,961	$—	$515,744
Hanover Square	328,636	9,680	—	338,316
Hampton Inn	456,300	9,000	10,544	475,844
Ashley Plaza	320,316	13,074	—	333,390
Clemson Best Western	420,211	22,437	5,847	448,495
Brookfield Center	142,188	8,514	—	150,702
Lancer Center	100,493	10,814	—	111,307
Greenbrier Business Center	17,480	231	—	17,711
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	151,616	300,000	451,616
Amortization and interest on convertible debentures	—	1,718,487	42,486	1,760,973
Line of credit, short term	—	—	3,118	3,118
Other interest	—	—	1,982	1,982
Total interest expense	2,294,407	$1,950,814	$363,977	$4,609,198

	For the three months ended September 30, 2020
	(unaudited)
		Amortization
	Mortgage	of capitalized	Other
	Interest	issuance	interest
	Expense	costs	expense	Total
Franklin Square	$171,458	$4,640	$—	$176,098
Hanover Square	112,389	3,234	—	115,623
Hampton Inn	165,242	34,890	1,337	201,469
Ashley Plaza	109,251	4,359	—	113,610
Clemson Best Western	141,610	22,437	3,049	167,096
Brookfield Center	48,339	2,838	—	51,177
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	47,350	100,000	147,350
Line of credit, short term	—	—	4,099	4,099
Other interest	—	—	52	52
Total interest expense	$748,289	$119,748	$108,537	$976,574

	For the nine months ended September 30, 2020
	(unaudited)
		Amortization
	Mortgage	of discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square	$510,647	$13,916	$—	$524,563
Hanover Square	323,437	9,634	—	333,071
Hampton Inn	503,617	104,670	11,673	619,960
Ashley Plaza	325,378	13,077	—	338,455
Clemson Best Western	421,751	67,311	6,015	495,077
Brookfield Center	143,966	8,514	—	152,480
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	113,987	244,444	358,431
Line of credit, short term	—	10,000	25,444	35,444
Related party notes payable, short term	—	—	5,835	5,835
Other interest	—	—	2,021	2,021
Total interest expense	$2,228,796	$341,109	$295,432	$2,865,337

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of September 30, 2021
	(unaudited)		As of December 31, 2020
		Accumulated		Accumulated
		amortization of		amortization
	Accrued	capitalized	Accrued	of capitalized
	interest	issuance costs	interest	issuance costs
Franklin Square	$55,910	$72,671	$57,774	$65,710
Hanover Square	36,116	43,768	35,820	34,088
Hampton Inn	—	—	58,211	424,691
Ashley Plaza	34,989	36,322	36,649	23,248
Clemson Best Western	46,177	134,622	47,716	112,185
Brookfield Center	15,534	22,704	16,264	14,190
Lancer Center	21,460	10,814	—	—
Greenbrier Business Center	14,983	231	—	—
Amortization and accrued preferred stock dividends (1) on mandatorily redeemable preferred stock	70,004	313,991	70,004	162,375
Amortization and interest on convertible debentures	—	—	16,301	119,870
Line of credit, short term	—	—	732	—
Total	$295,173	$635,123	$339,471	$956,357
(1)	Recorded as accrued interest under accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively .

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of September 30, 2021 are as follows:

		Mortgages
		Payable
		Associated
		with Assets
	Mortgages	Held for
	Payable	Sale	Total
For the remaining three months ending December 31, 2021	$14,449,351	$—	$14,449,351
2022	754,890	7,750,000	8,504,890
2023	848,906	—	848,906
2024	879,888	—	879,888
2025	920,164	—	920,164
Thereafter	33,617,335	—	33,617,335
Total principal payments and debt maturities	51,470,534	7,750,000	59,220,534
Less unamortized issuance costs	(454,029)	(134,632)	(588,661)
Net principal payments and debt maturities	$51,016,505	$7,615,368	$58,631,873

6.      Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of September 30, 2021 are as follows:

For the remaining three months ending December 31, 2021	$1,555,232
2022	5,980,617
2023	5,320,096
2024	4,298,738
2025	3,660,547
Thereafter	6,213,899
Total minimum rents	$27,029,129

7.      Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 shares of common stock, $0.01 par value per share ("Common Shares"), and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 98.69% and 95.74% interest in the Operating Partnership as of September 30, 2021 and December 31, 2020, respectively. Limited partners in the Operating Partnership who have held their units for one year or longer have the right to redeem their common units for cash or, at the REIT’s option, Common Shares at a ratio of one common unit for one common share. Under the Agreement of Limited Partnership, distributions to unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per unit as dividends per share are paid to the REIT’s holders of Common Shares.

April 2021 Common Stock Issuance

On April 13, 2021, the Company issued and sold 8,000,000 Common Shares at an offering price of $1.50 per share.  Net proceeds from the issuance totaled $10,886,970, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and estimated legal and accounting fees.

Form S-3, Shelf Registration

On June 21, 2021, the Company filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission (“SEC”). The registration statement is intended to provide the Company additional flexibility to finance future business opportunities through timely and cost-effective access to capital markets. Under the shelf registration statement, the Company may, from time to time, issue common stock up to an aggregate amount of $150 million. The shelf registration statement was declared effective by the SEC on July 27, 2021. The Company estimates that it has incurred $60,050 in legal costs and filing fees associated with this registration which are recorded as offering costs on the Company’s condensed consolidated balance sheet as of September 30, 2021.

Common shares and operating partnership units outstanding

As of September 30, 2021 and December 31, 2020, respectively, there were 16,266,148 and 5,016,818 common units of the Operating Partnership outstanding with the REIT owning 16,052,617 and 4,803,287, respectively, of these common units. As of September 30, 2021 and December 31, 2020, respectively, there were 16,052,617 and 4,803,287 Common Shares of the REIT outstanding. As of September 30, 2021 and December 31, 2020, respectively, there were 213,531 and 119,681 common units of the Operating Partnership that were eligible for conversion to the Company’s Common Shares.

2018 Equity Incentive Plan

The Company’s 2018 Equity Incentive Plan (the “Plan”) was adopted by the Company’s Board of Directors on July 27, 2018 and approved by the Company’s shareholders on August 23, 2018. The Plan permits the grant of stock options, stock appreciation rights, stock awards, performance units, incentive awards and other equity-based awards (including LTIP units of the Company’s Operating Partnership) to its employees or an affiliate (as defined in the Plan) of the Company and for up to the greater of (i) 240,000 shares of common stock and (ii) eight percent (8)% of the number of fully diluted shares of the Company’s Common Shares (taking into account interests in the Operating Partnership that may become convertible into Common Shares).

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

On each January 1 during the term of the Plan, the maximum number of shares of common stock that may be issued under the Plan will increase by eight percent (8)% of any additional shares of common stock or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of common stock, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of any adjustment subsequent to January 1, 2020. As of January 1, 2021, the shares available for issuance under the plan was adjusted to 76,849 shares. As of September 30, 2021 the shares available for issuance under the plan was 9,593 shares.

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of September 30, 2021 and December 31, 2020, respectively, 213,531 and 119,681 of the Operating Partnership’s 213,531 common units outstanding were eligible to be converted, on a one-to-one basis, into Common Shares. The Operating Partnership’s common units and the equivalent common shares attributable to the convertible debentures have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's loss per common share is determined as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted shares outstanding
Weighted average Common Shares – basic	16,052,617	4,747,968	12,106,377	4,683,125
Effect of conversion of operating partnership units	213,531	125,000	213,531	125,000
Weighted average common shares – diluted	16,266,148	4,872,968	12,319,908	4,808,125

Calculation of earnings per share – basic and diluted
Net loss attributable to common shareholders	$(872,015)	(1,285,914)	(3,832,502)	(4,581,810)
Weighted average Common Shares – basic and diluted	16,052,617	4,747,968	12,106,377	4,683,125
Earnings per share – basic and diluted	$(0.05)	(0.27)	(0.32)	(0.98)

Dividends and Distributions

During the three and nine months ended September 30, 2021, dividends in the amount of $0.02 and $0.02 per share were paid on August 5, 2021 to shareholders of record on August 2, 2021. During the three and nine months ended September 30, 2020,  dividends in the amount of $0 and $0.125 were paid on March 10, 2020 to shareholders of record on February 11, 2020. Total dividends and distributions to noncontrolling interests paid during the three and nine months ended September 30, 2021 and 2020, respectively, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Common shareholders (dividends)	$321,052	$—	$321,052	$562,537
Hampton Inn Property noncontrolling interest (distribution)	358,576	—	358,576	—
Hanover Square Property noncontrolling interest (distribution)	16,000	8,000	28,000	327,840
Operating Partnership unit holders (distributions)	4,271	—	4,271	27,356
Total dividends and distributions	$699,899	$8,000	$711,899	$917,733

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in South Carolina, North Carolina and Virginia, which represented 100 percent of the total annualized base revenues of the properties in its portfolio as of September 30, 2021. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Other Risks and Uncertainties

Since March 2020, the Company’s investment properties have been significantly impacted by (i) measures taken by local, state and federal authorities to mitigate the impact of COVID-19, such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders and (ii) significant changes in consumer behavior and business and leisure travel patterns.  While most of the initial measures have been relaxed by the respective governmental authorities, with the uncertainty resulting from the continued spread of COVID-19 and its new variants and the possibility of the imposition of vaccine mandates by some governmental authorities, and the possibility that changes in consumer behavior and business and leisure travel patterns will continue, the negative impact on room demand for our hotel properties and consumer demand for the goods and services of our retail tenants within our portfolio could continue to be significant in future periods.

Retail Center and Flex Center Properties

As of the date of this Quarterly Report on Form 10-Q, all of the tenants in the Company’s retail properties and flex properties are open.

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

The deferral and abatement agreements, and the lease abandonment, have reduced the rent revenues the Company has recognized during the three and nine months ended September 30, 2021, and will reduce the rent revenues the Company expects to receive in future periods, as discussed below.

Under the rent deferral agreements, the tenants have agreed to repay deferred and unpaid rent over a specified time period or before a certain date. Under these rent deferral agreements reached during the year ended December 31, 2020 (the Company did not enter into any such deferral agreements during the three and nine months ended September 30, 2021), the Company agreed to defer $20,578 and $61,195 in base rent payments during the three and nine months ended September 30, 2021, respectively. For the three and nine months ending September 30, 2020, the Company agreed to defer $91,998 and $172,223, respectively. For the remaining three months ending December 31, 2021, the Company has agreed to defer $20,578 in base rent payments. For the three months ended December 31, 2020, the Company deferred $56,124 in base rent payments.  Deferred rent is recognized as retail center property revenues or flex center property revenues on the Company’s condensed consolidated statement of operations and as rent and other receivables on the Company’s condensed consolidated balance sheets.

Under the rent abatement agreements reached during the year ended December 31, 2020 (the Company did not enter into any such abatement agreements during the three and nine months ended September 30, 2021), the Company agreed to permanently abate rent in exchange for lease extensions of between one and three years, depending on the amount of the abatement.  In one case, the Company agreed to abate a portion of a tenant’s base rent in exchange for future rent payments based on the tenant’s monthly sales.  For the three and nine months ended September 30, 2021, the Company abated rents of $109,818 and $329,453, respectively. For the three and nine months ended September 30, 2020, the Company abated rents of $51,906 and $229,529, respectively. For the three months ended December 31, 2020, the Company abated $117,367 in base rents. Under the abatement agreements reached during the year ended December 31, 2020, the Company agreed to abate an additional $109,818 in base rent for the remaining three months ending December 31, 2021. For the year ending December 31, 2022 the Company has agreed to abate rent of $174,330. Abated rent is excluded from future minimum rents in Note 6, above.

In addition to the deferrals and abatements, two tenants in the Company’s retail property centers declared bankruptcy and a third tenant defaulted on its lease during the year ended December 31, 2020. While under bankruptcy protection, the first tenant’s term expired on June 30, 2020 and the Company was unable to collect rent totaling $18,750. This rent was recognized and then written off and is recorded as bad debt expense on the Company’s consolidated statement of operations for the nine months ended September 30, 2020. No such amounts related to this lease were recorded during the three months ended September 30, 2020, or for the three and nine months ended September 30, 2021. A second tenant declared bankruptcy and then emerged from bankruptcy protection during the year ended December 31, 2020. As part of the bankruptcy proceeding, the tenant’s lease was restructured, resulting in rent abatements of $13,440 and $46,320 for the three and nine months ended September 30, 2021, respectively and $27,773 and $61,213 for the three and nine months ended September 30, 2020.For the remaining three months ending December 31, 2021, the Company has agreed to abate an additional $7,440 in base rent. For the three months ended December 31, 2020, the Company abated $16,440 in base rent. Additionally, the Company agreed to abate base rent of $22,760 for the year ended December 31, 2022 and $7,300 for the year ended December 31, 2023. Under the restructured lease, the Tenant’s lease term, which originally expired in 2023, was extended for one five-year period.

A third tenant defaulted on its lease and abandoned its premises. During the year ended December 31, 2020, the Company wrote off a total of $34,556 in rent and CAM. Of this amount, $16,842 was initially recorded as retail center property revenues, $8,817 was initially recorded as retail property tenant reimbursements on the Company’s consolidated statement of operations for the year ended December 31, 2020 and $8,897 was initially recorded as retail center property revenues and retail property tenant reimbursements on the Company’s consolidated statement of operations for the year ended December 31, 2019. These amounts were then recorded as bad debt expense on the Company’s consolidated statement of operations for the year ended December 31, 2020. No such amounts related to this tenant were recorded to bad debt expense for the three and nine months ended September 30, 2021 or 2020.

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

Hotel Properties

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the United States, resulting in significant decreases in the Company’s  revenues from the Hampton Inn Property (which the Company sold on August 31, 2021) and the Clemson Best Western Property, and the hospitality industry as a whole. With the overall uncertainty of the longevity of COVID-19 in the U.S. and the resulting economic decline, it is difficult to project the duration of revenue declines for the industry and the Company.  However, the Company currently expects the decline in revenue and operating results as compared to 2019 to continue throughout 2021 and potentially into future years.

Operating statistics for the nine months ended September 30, 2021, and the years ended December 31, 2020 and 2019, for the Hampton Inn Property were as follows:

	Occupancy			Average Daily Rate
Hampton Inn Property	2021	2020	2019	2021	2020	2019
January	47.8%	41.6%	43.9%	$72.85	$100.41	$94.57
February	68.3%	72.0%	51.9%	81.74	102.73	105.15
March	51.8%	33.3%	64.1%	94.10	106.98	109.11
April	56.3%	25.7%	62.3%	93.46	65.15	149.33
May	66.1%	41.5%	55.8%	102.11	67.87	111.37
June	70.4%	49.6%	72.1%	126.38	73.40	103.89
July	80.5%	65.1%	60.8%	104.80	71.34	110.57
August	69.5%	50.3%	75.7%	101.92	77.73	107.29
September (1)	N/A %	59.8%	65.0%	N/A	80.27	105.22
October	%	41.8%	75.0%		99.43	160.01
November	%	28.8%	66.6%		83.02	106.43
December	%	24.4%	48.7%		75.67	99.43
Full Year	%	44.4%	60.6%		$84.10	$113.41

(1)	The Company sold the Hampton Inn Property on August 31, 2021. Accordingly, no statistical data is presented for periods after the sale.

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

Operating statistics for the nine months ended September 30, 2021, and the years ended December 31, 2020 and 2019, for the Clemson Best Western Property were as follows:

	Occupancy			Average Daily Rate
Clemson Best Western Property	2021	2020	2019 (1)	2021	2020	2019 (1)
January	100.0%	24.8%	27.4%	$55.13	$77.04	$98.10
February	100.0%	31.9%	34.8%	58.83	94.07	92.03
March	100.0%	26.7%	67.3%	56.05	90.58	92.61
April	100.0%	24.5%	47.4%	59.00	68.97	103.92
May	100.0%	19.9%	37.5%	42.23	61.54	109.69
June	100.0%	24.0%	38.4%	39.00	61.24	93.80
July	100.0%	22.7%	31.6%	39.00	56.13	85.34
August	100.0%	27.0%	47.2%	48.03	64.35	111.60
September	100.0%	65.0%	38.5%	59.00	67.59	161.11
October	%	100.0%	38.3%		58.99	143.35
November	%	100.0%	39.3%		58.48	121.87
December	%	99.7%	28.4%		26.94	83.12
Full Year	%	47.2%	34.9%		$59.08	$118.64
(1)	January through August 2019 data for the Clemson Best Western Property is from the prior owner. September 2019 data is from the September 2019 STR report for the Clemson Best Western Property.

Occupancy rates from September 2020 through September 2021 were a result of an agreement by which the Company leased the entire Clemson Best Western Property to Clemson University from September 14, 2020 through December 15, 2020. In January 2021, this agreement was extended through May 5, 2021. In May 2021, this agreement was extended through May 2022.

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

Due to the depressed outlook for leisure and business travel, on which both of the Company’s hotel properties significantly relied, the Company sold its Hampton Inn Property and has committed to a plan to sell the Clemson Best Western Property as discussed above. The Company closed on the sale of the Hampton Inn Property on August 31, 2021, but there is no assurance that the Company will be able to complete the sale of the Clemson Best Western Property. Despite the Company’s decision to sell its hotel properties, the Company has not removed hotel properties from its investment policy and will consider future opportunistic acquisitions of hotel properties in the future.

Until such time as the virus is contained or eradicated and room demand for the Company’s hotel property and consumer demand for the goods and services of the Company’s retail and flex center tenants returns to more customary levels, the Company may continue to experience material reductions in its operating revenue.  The anticipated negative impact on revenues, discussed above, from the Company’s retail, flex center and hotel property has also, and will continue, to impact the Company’s liquidity, resulting in reduced cash flow to meet the Company’s obligations and to fund dividend distribution payments.

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

For the three and nine months ended September 30, 2021, the Company incurred $216,295 and $602,588 , in asset management fees, respectively. For the three and nine months ended September 30, 2020, the Company incurred $153,086 and $449,464, in asset management fees, respectively. Asset management fees are recorded on the Company’s condensed consolidated statements of operations as either (i) retail center property operating expenses, (ii) hotel property operating expenses or (iii) legal, accounting and other professional fees, depending on the basis on which the asset management fee is determined.

The Manager also receives an acquisition fee of 2.0% of the purchase price plus transaction costs, for each property acquired or investment made on the Company’s behalf at the closing of the acquisition of such property or investment, in consideration for the Manager’s assistance in effectuating such acquisition. Acquisition fees are allocated and added to the fair value of the tangible assets acquired and recorded as part of investment properties, net, on the Company’s condensed consolidated balance sheets. On March 16, 2021, the Manager agreed to defer one-half of all acquisition fees until the Company’s stock price reaches $5.00 per share. For the three and nine months ended September 30, 2021, the Company incurred $145,758 and $351,810 in acquisition fees associated with the Lancer Center Property acquisition and Greenbrier Business Center, which were allocated and added to the fair value of the Lancer Center Property tangible assets.  One half of the acquisition fees, or $175,905 was paid in cash and one half of the acquisition fee was accrued until such time that the Company’s stock price reaches $5.00 per share.  The accrued portion of the acquisition fee is recorded under accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2021. No acquisition fees were earned or paid during the three and nine months ended September 30, 2020.

The Manager will be entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in this offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to this offering, and (B) 7%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period. For purposes of calculating the incentive fee during the first years after completion of this offering, adjusted funds from operations (“AFFO”) will be determined by annualizing the applicable period following completion of this offering. AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. The Company further adjusts funds from operations (“FFO”) for certain items that are not added to net income in the National Association of Real Estate Investment Trusts’ (NAREIT) definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on real estate investments). No incentive fees were earned or paid during the three and nine months ended September 30, 2021 or 2020.

Other related parties

The Company pays Shockoe Properties, LLC, a subsidiary of Dodson Properties, an entity in which one of the owners of the Manager holds a 6.32 percent interest, an annual property management fee of up to three percent of the monthly gross revenues of the Franklin Square, Hanover Square, Ashley Plaza and Brookfield properties. These fees are paid in arrears on a monthly basis. During the three and nine months ended September 30, 2021, the Company paid Shockoe Properties, LLC property management fees of $52,583 and $135,988, respectively. During the three and nine months ended September 30, 2020, the Company paid Shockoe Properties, LLC property management fees of $38,583 and $112,591, respectively.

10.      Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. As of September 31, 2021, the Company had the following reportable segments:  retail center properties, flex center properties and hotel properties. During the periods presented, there have been no material intersegment transactions.

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

The following table presents property operating revenues, expenses and NOI by product type:

	For the three months ended September 30,
	Hotel properties		Retail center properties		Flex center property		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Revenues	$1,280,338	$868,906	$1,494,219	$1,261,390	$263,586	$229,343	$3,038,143	$2,359,639
Operating expenses	960,994	876,739	397,250	340,180	78,045	53,276	1,436,289	1,270,195
Bad debt expense	—	—	22,140	79,496	678	—	22,818	79,496
Net operating income (loss)	$319,344	$(7,833)	$1,074,829	$841,714	$184,863	$176,067	$1,579,036	$1,009,948

	For the nine months ended September 30,
	Hotel properties		Retail center properties		Flex center property		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Revenues	$4,009,041	$2,338,703	$4,049,209	$3,952,947	$630,007	$587,761	$8,688,257	$6,879,411
Operating expenses	2,733,578	2,399,411	1,079,014	1,033,169	196,849	156,315	4,009,441	3,588,895
Bad debt expense	—	—	25,336	334,469	678	—	26,014	334,469
Net operating income (loss)	$1,275,463	$(60,708)	$2,944,859	$2,585,309	$432,480	$431,446	$4,652,802	$2,956,047

11.      Subsequent Events

As of November 12, 2021, the following events have occurred subsequent to the September 30, 2021 effective date of the condensed consolidated financial statements:

Declaration of Common Stock Dividend

On October 27, 2021, a dividend in the amount of $0.02 per share was paid to common stock shareholders and operating partnership unit holders of record on October 25, 2021.

Mandatorily Redeemable Preferred Stock Dividend

On October 27, 2021, a dividend in the amount of $0.50 per share was paid to mandatorily redeemable preferred stock shareholders of record on October 25, 2021 for the period from July 27, 2021 through October 26, 2021.

Acquisition of The Parkway Property

On November 1, 2021, the Company closed on its acquisition of the Parkway Property, a 64,109 square foot flex-industrial property in Virginia Beach, Virginia, for a purchase price of $7,300,000, exclusive of closing costs.

Franklin Square Property Mortgage Refinancing

Effective on October 6, 2021, the Company entered into a forbearance agreement with the current lender extending the maturity date for thirty days with a right to extend the maturity date for an additional thirty days On November 8, 2021, the Company closed on a new loan in the principal amount of $13,250,000 which bears interest at a fixed rate of 3.808 percent, has a ten year term, and matures on December 6, 2031.  In addition to the funds from the new loan, the Company used $2,242,273 in cash on hand for closing costs and to repay the remaining balance of the original mortgage loan.

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

As of September 30, 2021, our company owned and operated seven investment properties, the Shops at Franklin Square (the “Franklin Square Property”), a 134,239 square foot retail property located in Gastonia, North Carolina, the Hanover North Shopping Center (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 160,356 square foot retail property located in Goldsboro, North Carolina, the Clemson Best Western University Inn (the “Clemson Best Western Property”), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina, Brookfield Center (the “Brookfield Center Property”), a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina, the Lancer Center, a 178,626 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”) and the Greenbrier Business Center, an 89,290 square foot mixed-use industrial/office property located in Chesapeake, Virginia (the “Greenbrier Business Center Property”). As of September 30, 2021, we owned 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owned the remaining 16 percent interest.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have Investments. As of September 30, 2021, our reportable segments were retail center properties, flex center properties, and hotel properties.

Recent Trends and Activities

Significant events that have impacted our company are summarized below.

Sale of the Hampton Inn Property

On August 31, 2021, our company sold its interest in the Hampton Inn Property, a 125 room hotel on 2.162 acres in Greensboro, North Carolina, to an unrelated purchaser for $12,900,000.  At the time of the sale, our company owned a 78 percent interest in the Hampton Inn Property as a tenant in common with a noncontrolling owner who owned the remaining 22 percent interest.  During the year ended December 31, 2020, our company reclassified the Hampton Inn Property as assets held for sale and recognized an impairment charge of $3,494,058 associated with this reclassification.  As a result of the closing of the sale of the Hampton Inn Property on August 31, 2021, our company recognized a gain on sale of investment properties of $124,641 for the three and nine months ended September 30, 2021.

2021 Investment Property Acquisitions

Lancer Center

On May 14, 2021, we completed our acquisition of the Lancer Center Property, a 178,626 square foot retail property located in Lancaster, South Carolina, through a wholly owned subsidiary. The Lancer Center Property, built in 1987, was 97.2 percent leased as of June 31, 2021 and is anchored by KJ’s Market, Big Lots, Badcock Furniture, and Harbor Freight.  The purchase price for the Lancer Center Property was $10,100,000, less a $200,000 credit to our company for major repairs, paid through a combination of cash provided by our company and the incurrence of new mortgage debt. Our company’s total investment, including $143,130 of loan issuance costs, was $10,205,385. We incurred $305,385 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Greenbrier Business Center

On August 27, 2021, we completed our acquisition of the Greenbrier Business Center Property, an 89,290 square foot mixed-use industrial/office property, through a wholly owned subsidiary. The Greenbrier Business Center Property, built in 1987, was 83.7 percent leased as of September 30, 2021.  Major tenants include Bridge Church, Superior Staffing, Consolidated Electrical Distributors and Mid-Atlantic Office Technologies.  The purchase price for the Greenbrier Business Center Property was $7,250,000, paid through a combination of cash provided by our company and the assumption of mortgage debt. Our total investment, including $13,400 of loan issuance costs, was $7,578,762. Our company incurred $178,763 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Parkway 3 & 4

On November 1, 2021, we completed our acquisition of the Parkway 3 & 4 property, a 64,109 square foot, two building portfolio in Virginia Beach, Virginia (the “Parkway Property”) through a wholly owned subsidiary.  The Parkway Property, built in 1984, was 100 percent leased as of October 29, the date of acquisition.  Major tenants include the City of Virginia Beach and GBRS Group.  The purchase price for the Parkway Property was $7,300,000, paid through a combination of $2,093,726 in cash provided by our company, $459,598 in cash provided by an unaffiliated non-controlling interest, and the incurrence of a new mortgage payable of $5,100,000.  Our company’s total investment, including the investment of the non-controlling interest and $110,263 of loan issuance costs, was $7,600,167.  We incurred $300,166 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

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

Mandatorily redeemable preferred stock issuance

On February 19, 2020, our company issued and sold 200,000 shares of 8.0% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") at $23.00 per share, resulting in gross proceeds of $4,600,000. Net proceeds from the issuance were $3,860,882, which includes the impact of the underwriter's discounts, selling commissions and legal, accounting and other professional fees. Our company has classified the Series A Preferred Stock as a liability in accordance with ASC Topic No. 480, "Distinguishing Liabilities from Equity," which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying consolidated statements of operations.

Financing Activities

Mortgages payable

Our company financed its acquisitions of its investment properties through mortgages, as follows:

				Balance
				September 30,
	Monthly	Interest		2021	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2020
Franklin Square (a)	Interest only	4.70%	October 2021	$14,275,000	$14,275,000
Hanover Square (b)	$56,882	4.25%	December 2027	10,197,190	10,380,791
Ashley Plaza (c)	$52,795	3.75%	September 2029	11,196,340	11,349,518
Clemson Best Western (d)	Interest only	Variable	October 2022	—	7,750,000
Brookfield Center (e)	$22,876	3.90%	November 2029	4,779,920	4,842,887
Lancer Center (f)	$34,667	4.00%	March 2026	6,527,084	—
Greenbrier Business Center (g)	Interest only	4.00%	July 2026	4,495,000	—
Total mortgages payable				$51,470,534	$48,598,196
(a)	The mortgage loan for the Franklin Square Property matured on October 6, 2021. Effective on October 6, 2021, our company entered into a forbearance agreement with the current lender extending the maturity date for thirty days with a right to extend the maturity date for an additional thirty days. On November 8, 2021, we closed on a new loan in the principal amount of $13,250,000 which bears interest at a fixed rate of 3.808 percent, has a ten-year term, and matures on December 6, 2031. In addition to the funds from the new loan, our company used $2,242,273 in cash on hand for closing costs and to repay the remaining balance of the original mortgage loan. Our company has guaranteed the payment and performance of the obligations of the new loan.
(b)	On May 8, 2020, we entered into a refinancing transaction with the mortgage lender for the Hanover Square Property which increased the mortgage amount and reduced the interest rate. Under this transaction, the principal amount of the loan was increased to $10,500,000 and the interest rate reduced to a fixed rate of 4.25 percent until January 1, 2023, when the interest rate will adjust to a new fixed rate which will be determined by adding 3.00 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25 percent. The fixed monthly payment, which includes principal and interest, increased to $56,882. Our company accounted for this transaction as a loan modification in accordance with ASC 470.

The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 to 1.00 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of September 30, 2021 and December 31, 2020, respectively, our company believes that it is compliant with these covenants.

(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.
(d)	As of March 31, 2021, our company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale ( see below).
(e)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.
(f)	The mortgage loan for the Lancer Center Property bears interest at a fixed rate of 4.00 percent. The monthly payment is $34,667 which includes interest at the fixed rate and principal, based on a twenty-five year amortization schedule. Our company has provided a guaranty of the payment of and performance under the terms of the Lancer Center Property mortgage.

(g)	Our company assumed the mortgage loan for the Greenbrier Business Center Property from the seller. The mortgage loan bears interest at a fixed rate of 4.00 percent and is interest only until August 1, 2022, at which time the monthly payment will become $23,873, which includes interest at the fixed rate, and principal, based on a twenty-five year amortization schedule.

Our company financed its acquisitions of its assets held for sale through mortgages, which as of September 30, 2021 are recorded as mortgages payable, net, associated with assets held for sale, on our consolidated balance sheets, as follows:

				Balance
				September 30,
	Monthly	Interest		2021	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2020
Hampton Inn (a)	Interest only	Variable	May 2022	$—	$10,400,000
Clemson Best Western (b)	Interest only	Variable	October 2022	7,750,000	—
Total mortgages payable associated with assets held for sale				$7,750,000	$10,400,000
(a)	As of December 31, 2020, our company reclassified the mortgage loan for the Hampton Inn Property to mortgages payable, net, associated with assets held for sale. On August 31, 2021, we repaid the loan as part of the sale of the Hampton Inn Property.

The mortgage loan for the Hampton Inn Property originally matured on November 9, 2020 and, on November 9, 2020 our company entered into an amendment to extend the loan until May 2022. The Company accounted for this transaction as a loan modification in accordance with ASC 470. Under this accounting treatment, our company recorded $54,000 in capitalized loan issuance costs for loan fees paid to the lender and recorded $22,784 in third party costs associated with the transaction as an expense under hotel property operating expenses on our company’s consolidated statement of operations for the year ended December 31, 2020.

The mortgage loan for the Hampton Inn Property bore interest at a variable rate based on LIBOR with a minimum rate of 6.50 percent. The interest rate payable is the USD LIBOR one-month rate plus 6.25 percent. As of August 31, 2021 (the date of the mortgage loan repayment) and December 31, 2020, the rate in effect for the Hampton Inn Property mortgage was 6.50 percent and 6.50 percent, respectively.

(b)	As of March 31, 2021, our company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale. The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of September 30, 2021 and December 31, 2020, respectively, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent.

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

As of September 30, 2021, the convertible debenture holder has elected to fully convert the total $5,000,000 in principal balance of the convertible debentures and $58,788 in accrued interest to our company’s common shares, receiving 3,181,916 common shares at an average conversion price of $1.59, as set forth in the table below.

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

The principal amount outstanding of the convertible debentures as of September 30, 2021 and December 31, 2020 was $0 and $3,500,000, respectively. As of September 30, 2021, and December 31, 2020, the carrying amount of the convertible debentures, net, was $0 and $2,260,565, respectively.

Line of credit, short term

As of September 30, 2021 and December 31, 2020, our company had a line of credit, short term, outstanding in the principal amount of $0 and $325,000, respectively. The line of credit, short term, was established on August 21, 2019 to provide short term funding for our company’s acquisition of the Ashley Plaza Property and the Clemson Best Western Property (see discussion of 2019 acquisitions in Note 3, above). On February 20, 2020, our company repaid the line of credit, short term, in the amount of $2,000,000 plus accrued interest of $21,437. Effective on February 21, 2020, the original maturity date of the line of credit, short term, our company extended the line of credit, short term, for 60 days until April 21, 2020. On March 3, 2020 our company received $550,000 in funding from the line of credit, short term, to fund working capital and dividend payments. On April 21, 2020, our company extended the line of credit, short term, for 40 days until May 31, 2020. On May 31, 2020, our company extended the line of credit, short term, for 90 days until August 31, 2020. On August 12, 2020, our company extended the line of credit, short term, until September 30, 2020. On November 4, 2020, our company made a $225,000 payment to reduce the balance of the line of credit, short term to $325,000, and extended the line of credit, short term, until March 31, 2021. On March 18, 2021, our company extended the line of credit, short term, until April 30, 2021. On April 21, 2021, our company repaid the line of credit, short term, in full.

Notes payable

As of September 30, 2021 and December 31, 2020, our company had a note payable outstanding in the principal amount of $0 and $176,300, respectively, under the Small Business Administration’s Paycheck Protection Program (the “SBA PPP Loan Program”). This note was issued on April 30, 2020, on behalf of a subsidiary, MDR PMI Greensboro TRS, LLC, the entity that operates the Hampton Inn Property. Our company used these funds pursuant to the limitations established by the SBA PPP Loan Program for payroll and other eligible expenses for the Hampton Inn Property.  Under the terms of the loan, all, a portion or none of the loan may be forgiven, based on criteria established by the SBA PPP Loan Program. On June 14, 2021, our company received confirmation that the note payable had been forgiven, in full, including $1,978 of accrued interest. The forgiven principal and interest were recognized as a gain upon debt extinguishment and are recorded on our company’s condensed consolidated statement of operations as other income.

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

Since March 2020, our company’s investment properties have been significantly impacted by (i) measures taken by local, state and federal authorities to mitigate the impact of COVID-19, such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders and (ii) significant changes in consumer behavior and business and leisure travel patterns. While most of the measures have been relaxed by the respective governmental authorities, with the uncertainty resulting from the continued spread of COVID-19 and its new variants and the possibility of the re-imposition of mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders by some governmental authorities, and the possibility that changes in consumer behavior and business and leisure travel patters will continue, the negative impact on room demand for our hotel properties and consumer demand for the goods and services of our retail tenants within our portfolio could continue to be significant in the coming months.

Retail Center and Flex Center Properties

As of the date of this Quarterly Report on Form 10-Q, all of the tenants in our company’s retail properties and flex properties are open.

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

The deferral and abatement agreements, and the lease abandonment, have reduced the rent revenues our company has recognized during the three and nine months ended September 30, 2021, and will reduce the rent revenues our company expects to receive in future periods, as discussed below.

Under the rent deferral agreements, the tenants have agreed to repay deferred and unpaid rent over a specified time period or before a certain date. Under these rent deferral agreements reached during the year ended December 31, 2020 (the Company did not enter into any such deferral agreements during the three and nine months ended September 30, 2021), the Company agreed to defer $20,578 and $61,195 in base rent payments during the three and nine months ended September 30, 2021, respectively. For the three and nine months ending September 30, 2020, the Company agreed to defer $91,998 and $172,223, respectively. For the remaining three months ending December 31, 2021, the Company has agreed to defer $20,578 in base rent payments. For the three months ended December 31, 2020, the Company deferred $56,124 in base rent payments.  Deferred rent is recognized as retail center property revenues or flex center property revenues on the Company’s condensed consolidated statement of operations and as rent and other receivables on the Company’s condensed consolidated balance sheets.

Under the rent abatement agreements reached during the year ended December 31, 2020 (our company did not enter into any such abatement agreements during the three and nine months ended September 30, 2021), we agreed to permanently abate rent in exchange for lease extensions of between one and three years, depending on the amount of the abatement.  In one case, our company agreed to abate a portion of a tenant’s base rent in exchange for future rent payments based on the tenant’s monthly sales.  For the three and nine months ended September 30, 2021, we abated rents of $109,818 and $329,453, respectively. For the three and nine months ended September 30, 2020, our company abated rents of $51,906 and $229,529, respectively. For the three months ended December 31, 2020, our company abated $117,367 in base rents. Under the abatement agreements reached during the year ended December 31, 2020, we agreed to abate an additional $109,818 in base rent for the remaining three months ending December 31, 2021. For the year ending December 31, 2022 our company has agreed to abate rent of $174,330. Abated rent is excluded from future minimum rents in Note 6, above.

In addition to the deferrals and abatements, two tenants in our retail property centers declared bankruptcy and a third tenant defaulted on its lease during the year ended December 31, 2020. While under bankruptcy protection, the first tenant’s term expired on June 30, 2020 and our company was unable to collect rent totaling $18,750. This rent was recognized and then written off and is recorded as bad debt expense on our company’s consolidated statement of operations for the nine months ended September 30, 2020. No such amounts related to this lease were recorded during the three months ended September 30, 2020, or for the three and nine months ended September 30, 2021. A second tenant declared bankruptcy and then emerged from bankruptcy protection during the year ended December 31, 2020. As part of the bankruptcy proceeding, the tenant’s lease was restructured, resulting in rent abatements of $13,440 and $46,320 for the three and nine months ended September 30, 2021, respectively and $27,773 and $61,213 for the three and nine months ended September 30, 2020.  For the remaining three months ending December 31, 2021, our company has agreed to abate an additional $7,440 in base rent. For the three months ended December 31, 2020, our company abated $16,440 in base rent. Additionally, our company agreed to abate base rent of $22,760 for the year ended December 31, 2022 and $7,300 for the year ended December 31, 2023. Under the restructured lease, the Tenant’s lease term, which originally expired in 2023, was extended for one five-year period.

A third tenant defaulted on its lease and abandoned its premises. During the year ended December 31, 2020, we wrote off a total of $34,556 in rent and CAM. Of this amount, $16,842 was initially recorded as retail center property revenues, $8,817 was initially recorded as retail property tenant reimbursements on our company’s consolidated statement of operations for the year ended December 31, 2020 and $8,897 was initially recorded as retail center property revenues and retail property tenant reimbursements on our company’s consolidated statement of operations for the year ended December 31, 2019. These amounts were then recorded as bad debt expense on our company’s consolidated statement of operations for the year ended December 31, 2020. No such amounts related to this tenant were recorded to bad debt expense for the three and nine months ended September 30, 2021 or 2020.

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

While our rent collections from its retail and flex center properties have stabilized, the extent of the continued impact of COVID-19 and its new variants, including the delta variant, on revenues from our company’s retail and flex center properties and tenants remains uncertain and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the speed and effectiveness of vaccine and treatment developments and deployment, and potential mutations of COVID-19 and the response thereto.

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

Operating statistics for the nine months ended September 30, 2021, and the years ended December 31, 2020 and 2019, for the Hampton Inn Property were as follows:

	Occupancy			Average Daily Rate
Hampton Inn Property	2021	2020	2019	2021	2020	2019
January	47.8%	41.6%	43.9%	$72.85	$100.41	$94.57
February	68.3%	72.0%	51.9%	81.74	102.73	105.15
March	51.8%	33.3%	64.1%	94.10	106.98	109.11
April	56.3%	25.7%	62.3%	93.46	65.15	149.33
May	66.1%	41.5%	55.8%	102.11	67.87	111.37
June	70.4%	49.6%	72.1%	126.38	73.40	103.89
July	80.5%	65.1%	60.8%	104.80	71.34	110.57
August	69.5%	50.3%	75.7%	101.92	77.73	107.29
September (1)	N/A	59.8%	65.0%	N/A	80.27	105.22
October		41.8%	75.0%		99.43	160.01
November		28.8%	66.6%		83.02	106.43
December		24.4%	48.7%		75.67	99.43
Full Year		44.4%	60.6%		$84.10	$113.41

(1)Our company sold the Hampton Inn Property on August 31, 2021. Accordingly, no statistical data is presented for periods after the sale.

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

Operating statistics for the nine months ended September 30, 2021, and the years ended December 31, 2020 and 2019, for the Clemson Best Western Property were as follows:

	Occupancy			Average Daily Rate
Clemson Best Western Property	2021	2020	2019 (1)	2021	2020	2019 (1)
January	100.0%	24.8%	27.4%	$55.13	$77.04	$98.10
February	100.0%	31.9%	34.8%	58.83	94.07	92.03
March	100.0%	26.7%	67.3%	56.05	90.58	92.61
April	100.0%	24.5%	47.4%	59.00	68.97	103.92
May	100.0%	19.9%	37.5%	42.23	61.54	109.69
June	100.0%	24.0%	38.4%	39.00	61.24	93.80
July	100.0%	22.7%	31.6%	39.00	56.13	85.34
August	100.0%	27.0%	47.2%	48.03	64.35	111.60
September	100.0%	65.0%	38.5%	59.00	67.59	161.11
October		100.0%	38.3%		58.99	143.35
November		100.0%	39.3%		58.48	121.87
December		99.7%	28.4%		26.94	83.12
Full Year		47.2%	34.9%		$59.08	$118.64
(1)	January through August 2019 data for the Clemson Best Western Property is from the prior owner. September 2019 data is from the September 2019 STR report for the Clemson Best Western Property.

Occupancy rates from September 2020 through September 2021 were a result of an agreement by which our company leased the entire Clemson Best Western Property to Clemson University from September 14, 2020 through December 15, 2020. In January 2021, this agreement was extended through May 5, 2021. In May 2021, this agreement was extended through May 2022.

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

Due to the depressed outlook for leisure and business travel, on which both of our company’s hotel properties significantly relied, our company sold the Hampton Inn Property on August 31, 2021 and has committed to a plan to sell the Clemson Best Western Property as discussed above. There is no assurance that our company will be able to complete the sale of the Clemson Best Western Property. Despite our company’s decision to sell its hotel properties, we have not removed hotel properties from our company’s investment policy and will consider future opportunistic acquisitions of hotel properties in the future.

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

Discussion of Potential Future Impact

While most of the containment measures have been relaxed by the respective governmental authorities, with the uncertainty resulting from new variants of COVID-19 and the possibilities of the re-imposition of mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders by some governmental authorities, the negative impact on room demand for our hotel properties and consumer demand for the goods and services of our retail tenants within our portfolio could continue to be significant in the coming months.

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

Off-Balance Sheet Arrangements

As of September 30, 2021 and December 31, 2020, we have no off-balance sheet arrangements.

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

Our company concludes that it is probable that our company will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance. For additional information regarding our company’s liquidity, see Note 5 – Loans Payable and Note 8 – Commitments and Contingencies in the notes to our company’s condensed consolidated financial statements.

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

Internal liquidity to fund operating needs will be provided primarily by the rental receipts from our retail properties and flex center property, and revenues from our hotel properties. During the three and nine months ended September 30, 2021, the COVID-19 pandemic continued to impact our financial and operational results that provide the liquidity for operating needs. While our company recognized only $22,818 and $26,014 in bad debt expense for our retail and flex center properties during the three and nine months ended September 30, 2021 which were due to adjustments made to CAM expense reimbursements for prior periods, and were not related to COVID-19 business disruptions, our company’s retail property and flex property rent revenues continued to be impacted by (i) rent abatement agreements that resulted in rent abatements of $109,818 and $329,453, respectively, for the three and nine months ended September 30, 2021 and (ii) a restructured lease agreement (under a tenant’s bankruptcy proceedings) that resulted in a rent abatement of $13,440 and $46,320, respectively, for the three and nine months ended September 30, 2021.

For our Hampton Inn Property and Clemson Best Western Property, occupancy and revenues were significantly impacted by COVID-19 during 2020 and early 2021.

However, during the three and nine months ended September 30, 2021, occupancy and revenues have started to recover.  For the three and nine months ended September 30, 2021, total revenues from our Hampton Inn Property were 181 percent and 159 percent, respectively, of the revenues for the three and nine months ended September 30, 2020 and 104 percent and 95 percent, respectively, of the revenues for the three and nine months ended September 30, 2019.  (Since our company sold the Hampton Inn Property on August 31, 2021, data for the three months ended September 30, 2021, 2020 and 2019 includes only July and August for the current and comparative periods.)  Our Clemson Best Western Property saw increased revenues resulting from the lease with Clemson University.  Room revenues for the three and nine months ended September 30, 2021 were approximately 199 and 240 percent, respectively, of the room revenues for the three and nine months ended September 30, 2020 and 130 and 129 percent, respectively, of the revenues for the three and nine months ended September 30, 2019.  However, this trend is unlikely to continue when the Clemson University lease ends in May 2022.

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

Cash Flows

At September 30, 2021, our consolidated cash and restricted cash on hand totaled $11,527,622 compared to consolidated cash on hand of $3,052,366 at September 30, 2020. Cash from operating activities, investing activities and financing activities for the nine months ended September 30, 2021 are as follows:

Operating Activities

During the nine months ended September 30, 2021 our cash provided by operating activities was $642,501 compared to cash used by operating activities of $1,511,464 for the nine months ended September 30, 2020, an increase of cash provided by operating activities of $2,153,965.

Cash flows from operating activities has two components. The first component consists of net operating loss adjusted for non-cash operating activities. During the nine months ended September 30, 2021, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $360,700.  During the nine months ended September 30, 2020, operating activities adjusted for non-cash items resulted in net cash used in operating activities of $477,960. The increase of $838,660 in cash flows from operating activities for the nine months ended September 30, 2021 was a result of improved operating performance across all property types. The improved property operations were offset by increased legal, accounting and other professional fees and corporate general and administrative expenses during the nine months ended September 30, 2021.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations. During the nine months ended September 30, 2021, net changes in asset and liability accounts resulted in $281,801 in cash provided by operations. During the nine months ended September 30, 2020, net changes in asset and liability accounts resulted in $1,033,504 in cash used in operations. This increase of $1,315,305 in changes in assets and liabilities is a result of an increased change in rent and other receivables, net, of $867,422, accounts payable and accrued liabilities of $657,572, and unbilled rent of $4,055, offset by a decreased change in other assets of $213,744.

The net of (i) the $838,660 increase in cash provided by operations from the first category and (ii) the $1,315,305 increase in cash provided by operations from the second category results in a total increase of cash used in operations of $2,153,965.

Investing Activities

During the nine months ended September 30, 2021, our cash used in investing activities was $11,291,036, compared to cash used in investing activities of $285,255 during the nine months ended September 30, 2020, an increase in cash used in investing activities of $11,005,781. During the nine months ended September 30, 2021, cash used in investing activities consisted of $13,152,547 used for the acquisition of the Lancer Center Property and Greenbrier Business Center Property, $283,018 in capitalized expenditures, including $21,817 in building improvements, $37,686 in capitalized leasing commissions, $78,400 in site improvements and $132,379 in tenant improvements for our retail center properties, $7,736 in capitalized leasing commissions for our Brookfield Center Property and $5,000 in furniture, fixtures and equipment for our Clemson Best Western Hotel Property.  Cash used in investing activities was offset by cash received from the disposal of investment properties of $2,144,529.

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

The non-cash investing activity for the nine months ended September 30, 2021, that did not affect our cash provided by investing activities, was the transfer of investment properties, net, to assets held for sale, net of $9,683,555, and the transfer of other assets to investment properties, net, of $384,882.

Financing Activities

During the nine months ended September 30, 2021, our cash provided by financing activities was $17,079,229 compared to cash provided by financing activities of $2,776,895 during the nine months ended September 30, 2020, an increase in cash provided by financing activities of $14,302,334. During the nine months ended September 30, 2021, financing activities generated $10,826,920 in net proceeds, after issuance costs, from a common stock issuance, net proceeds, after loan issuance costs, from a new mortgage payable associated with the Lancer Center acquisition of $6,421,870, and net proceeds, after issuance costs, from the closing of the third tranche of our convertible debentures of $1,305,000.  Cash used in financing activities included repayment of a line of credit, short term, of $325,000, funds for mortgage debt principal payments associated with the Hanover Square Property, Ashley Square Property, Brookfield Center Property and Lancer Center Property of $437,662, and dividends and distributions of $711,899 during the nine months ended September 30, 2021.

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

Non-cash financing activities for the nine months ended September 30, 2021, that did not affect our cash provided by financing activities were the conversion of convertible debentures and accrued interest totaling $5,058,788 into common stock, the transfer of the mortgage payable, net, of $7,592,931, for the Clemson Best Western Property from mortgages payable, net, to mortgages payable, net, associated with assets held for sale on our condensed consolidated balance sheets, the assumption of the mortgage payable, net, from the seller of the Greenbrier Business Center Property, and the $176,300 forgiveness of the Hampton Inn Property’s note payable under the SBA PPP loan program

Non-cash financing activities for the nine months ended September 30, 2020, that did not affect our cash provided by financing activities were the exchanges of operating partnership units for portions of the noncontrolling owner’s interest in the Hampton Inn Property and the settlement of advances made by our company for additional portions of the noncontrolling owner’s interest in the Hampton Inn Property.

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

The primary liquidity needs of our company, in addition to the funding of our ongoing operations, are $14,275,000 in mortgage debt maturities (the Franklin Square property mortgage was refinanced on November 8, 2021 - see discussion of Mortgages Payable, above), $325,323 to pay the dividend that was declared on October 12, 2021, payable on October 27, 2021 to shareholders of record on October 25, 2021, and funding the equity and closing costs for our acquisition of the Parkway Property.  Our company also has approximately $174,351 in principal payments due on its mortgages payable during the remaining three months ending December 31, 2021. In addition to liquidity required to fund these principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. Our company plans to pay these obligations through a combination of cash on hand, mortgage refinancings, capital raises, potential dispositions and operating cash. Management intends to refinance or extend the remaining maturing debt as it comes due.

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

To meet these future liquidity needs, we have the following resources:

●	$8,526,063 in unrestricted cash as of September 30, 2021 (Does not include impact of cash used to acquire the Parkway Property on November 1, 2021. See “Recent Trends and Activities, above.)
●	$3,001,559 held in lender reserves for the purposes of tenant improvements, leasing commissions, real estate taxes and insurance premiums
●	cash generated from operations during the remaining three months ended December 31, 2021, if any
●	Potential proceeds from issuances of common stock under our shelf registration, although there is no guarantee that any such issuances will be successful in raising additional funds.

Our success in refinancing the debt, and executing on our strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and reinstate dividends may be limited without additional capital.

Results of Operations

Three months ended September 30, 2021

Revenues

Total revenue was $3,038,143 for the three months ended September 30, 2021, consisting of $1,494,219 in revenues from retail center properties, $1,280,338 from hotel properties and $263,586 from flex center properties. Total revenues for the three months ended September 30, 2021 increased by $678,504 over the three months ended September 30, 2020, resulting from increased revenues from all property types.

	For the three months ended
	September 30,		Increase /
	2021	2020	(Decrease)
Revenues
Retail center properties	$1,494,219	$1,261,390	$232,829
Hotel properties	1,280,338	868,906	411,432
Flex center properties	263,586	229,343	34,243
	$3,038,143	$2,359,639	$678,504

Revenues from retail center properties were $1,494,219 for the three months ended September 30, 2021, an increase of $232,829 over retail center property revenues for the three months ended September 30, 2020. New revenues from the Lancer Center property of $285,914 and increased revenues from the Hanover Square Property of $15,108 and the Ashley Plaza Property of $15,542 were offset by decreased revenues from the Franklin Square Property due to COVID lease concessions and reduced common area maintenance reimbursement revenues.

	For the three months ended
	September 30,		Increase /
	2021	2020	(Decrease)
Retail Center Properties
Franklin Square Property	$474,367	$558,102	$(83,735)
Hanover Square Property	322,841	307,733	15,108
Ashley Plaza Property	411,097	395,555	15,542
Lancer Center Property	285,914	—	285,914
	$1,494,219	$1,261,390	$232,829

Revenues from hotel properties were $1,280,338 for the three months ended September 30, 2021, an increase of $411,432 over revenues from hotel properties for the three months ended September 30, 2020.  Revenues from the Hampton Inn Property increased by $91,082 due to improved occupancy levels.  Revenues from the Clemson Best Western Property increased by $320,350 due to the lease of the full hotel property for the three months ended September 30, 2021.

	For the three months ended
	September 30,		Increase /
	2021	2020	(Decrease)
Hotel Properties
Hampton Inn Property	$613,130	$522,048	$91,082
Clemson Best Western Property	667,208	346,858	320,350
	$1,280,338	$868,906	$411,432

Revenues from flex center properties were $263,586 for the three months ended September 30, 2021, an increase of $34,243 over revenues from flex center properties for the three months ended September 30, 2020, New revenues from the Greenbrier Business Center of $79,992 were offset by reduced revenues of $45,749 from the Brookfield Center Property.  During the three months ended September 30, 2020, $33,404 in revenues were recognized for the Brookfield Property that had been written off as a bad debt expense during the three months ended June 30, 2021.  The decrease in flex center revenues would have been $12,345 without this adjustment.  This decrease in revenues is a result of reduced common area maintenance reimbursement revenues.

	For the three months ended
	September 30,		Increase /
Flex Center Properties	2021	2020	(Decrease)
Brookfield Center Property	$183,594	$229,343	$(45,749)
Greenbrier Business Center Property	79,992	—	79,992
	$263,586	$229,343	$34,243

Operating Expenses

Total operating expenses were $3,090,999 for the three months ended September 30, 2021, consisting of $419,390 in expenses from retail center properties, $960,994 in expenses from hotel properties, $78,723 in expenses from flex center properties, $311,986 in legal, accounting and other professional fees, $382,302 in corporate general and administrative expenses, and $937,604 in depreciation and amortization.

	For the three months ended
	September 30,		Increase /
	2021	2020	(Decrease)
Operating Expenses
Retail center properties (1)	$419,390	$419,676	$(286)
Hotel properties	960,994	876,739	84,255
Flex center properties (2)	78,723	53,276	25,447
Total Investment Property Operating Expenses	1,459,107	1,349,691	109,416
Legal, accounting and other professional fees	311,986	368,307	(56,321)
Corporate general and administrative expenses	382,302	78,459	303,843
Depreciation and amortization	937,604	989,545	(51,941)
Total Operating Expenses	$3,090,999	$2,786,002	$304,997
(1)	Includes $22,140 and $79,496 of bad debt expense for the three months ended September 30, 2021 and 2020, respectively.
(2)	Includes $678 and $0 of bad debt expense for the three months ended September 30, 2021 and 2020, respectively.

Operating expenses for retail center properties were $419,390 for the three months ended September 30, 2021, a decrease of $286 from retail center property operating expenses for the three months ended September 30, 2020. New operating expenses from the Lancer Center Property and increased operating expenses from the Ashley Plaza Property (during the three months ended September 30, 2020, operating expenses for the Ashley Plaza Property were lower than normal due to the reversal of $22,559 in bad debt expense that was originally recorded during the six months ended June 30, 2020) were offset by decreased operating expenses from Franklin Square Property and Hanover Square Property due to decreased bad debt expenses for the three months ended September 30, 2021.

	For the three months ended
	September 30,		Increase /
	2021	2020	(Decrease)
Retail Center Properties
Franklin Square Property (1)	$155,303	$270,048	$(114,745)
Hanover Square Property (2)	92,513	95,571	(3,058)
Ashley Plaza Property (3)	88,959	54,057	34,902
Lancer Center Property	82,615	—	82,615
Total	$419,390	$419,676	$(286)
(1)	Includes bad debt expense of $0 and $102,055 for the three months ending September 30, 2021 and 2020, respectively.
(2)	Includes bad debt expense of $13,267 and $0 for the three months ending September 30, 2021 and 2020, respectively.
(3)	Includes bad debt expense of $8,873 and ($22,559) for the three months ending September 30, 2021 and 2020, respectively. During the three months ended September 30, 2020, operating expenses for the Ashley Plaza Property were lower than normal due to the reversal of $22,559 in bad debt expense that was originally recorded during the six months ended June 30, 2020.

Operating expenses for hotel properties were $960,994 for the three months ended September 30, 2021, an increase of $84,255 over operating expenses from hotel properties for the three months ended September 30, 2020. Increased operating expenses at the Hampton Inn Property due to significant increases in occupancy were offset by decreased operating expenses at the Clemson Best Western Property which did not experience the same level of operating expenses under the lease with Clemson University.

	For the three months ended
	September 30,		Increase /
	2021	2020	(Decrease)
Hotel Properties
Hampton Inn Property	$612,395	$458,584	$153,811
Clemson Best Western Property	348,599	418,155	(69,556)
	$960,994	$876,739	$84,255

Operating expenses from the flex center property were $78,723 for the three months ended September 30, 2021 an increase of $25,447 over flex center property operating expenses for the three months ended September 30, 2020 due to new operating expenses from the Greenbrier Business Center Property and increased operating expenses from the Brookfield Center Property.

	For the three months ended
	September 30,		Increase /
Flex Center Properties	2021	2020	(Decrease)
Brookfield Center Property (1)	$61,499	$53,276	$8,223
Greenbrier Business Center Property	17,224	—	17,224
	$78,723	$53,276	$25,447
(1)	Includes $678 and $0 of bad debt expense for the three months ended September 30, 2021 and 2020, respectively.

Operating Income (Loss)

Operating income for the three months ended September 30, 2021 was $71,785.  This represented an increase of $498,148 over the operating loss of $426,363 for the three months ended September 30, 2020. This increase was a result of (i) increased operating income from our hotel properties, consisting of an increase of $389,906 from the Clemson Best Western Property offset by a decrease of $62,729 from the Hampton Inn Property, (ii) increased operating income from our retail center properties of $233,115, consisting of increases in operating income of $31,010 from the Franklin Square Property and $18,166 from the Hanover Square Property and new operating income from the Lancer Center Property of $203,299, offset by a decrease in operating income of $19,360 from the Ashley Plaza Property, (iii) increased operating income of $8,796 from our flex center properties, consisting of new operating income from the Greenbrier Business Center of $62,768, offset by decreased operating income of $53,972 from the Brookfield Center Property due reduced common area maintenance reimbursement revenues and recognition of additional rent revenues during the three months ended September 30, 2020 that had previously been written off, (iv) decreased depreciation and amortization expense of $51,941 resulting from the reclassification of the two hotel properties to assets held for sale, which results in the cessation of the recordation of depreciation and amortization expenses, offset by new depreciation expense from the Greenbrier Business Center Property and Lancer Center Property, (v) decreased legal, accounting and other professional fees of $56,321, (vi) increased corporate general and administrative expenses of $303,843 and (vii) increased gain on sale of investment properties of $124,641.

Interest Expense

Interest expense was $950,770 and $976,574 for the three months ended September 30, 2021 and 2020, respectively, as follows:

	For the three months ended
	September 30,		Increase/
	2021	2020	(Decrease)
Franklin Square	$173,775	$176,098	$(2,323)
Hanover Square	111,794	115,623	(3,829)
Hampton Inn	118,077	201,469	(83,392)
Ashley Plaza	111,817	113,610	(1,793)
Clemson Best Western	141,966	167,096	(25,130)
Brookfield Center	50,546	51,177	(631)
Lancer Center	73,115	—	73,115
Greenbrier Business Center	17,711	—	17,711
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	151,637	147,350	4,287
Amortization and interest on convertible debentures	—	—	—
Line of credit, short term	—	4,099	(4,099)
Other interest	332	52	280
Total interest expense	$950,770	$976,574	$(25,804)

Total interest expense for the three months ended September 30, 2021 decreased by $25,804 over the three months ended September 30, 2020. This decrease was a result of (i) reduced mortgage interest expense resulting from the sale of the Hampton Inn Property on August 31, 2021, (ii) reduced amortization of loan issuance costs resulting from the reclassification of the two hotel properties to assets held for sale, which results in the cessation of the recordation of amortization of loan issuance costs (a component of interest expense), offset by increased interest expense from the newly acquired Lancer Center and Greenbrier Business Center.  See Note 5 of the accompanying notes to the Condensed Consolidated Financial Statements.

Other Income

Other income was $3,519 for the three months ended September 30, 2021, a $2,883 increase over other income of $636 for the three months ended September 30, 2020.

Net Loss

Net loss was $875,466 for the three months ended September 30, 2021, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $872,015.  Net loss was $1,402,301 for the three months ended September 30, 2020, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $1,285,914 for the three months ended September 30, 2020.

Net loss for the three months ended September 30, 2021 decreased by $526,835 over the three months ended September 30, 2020, before adjustments for net loss attributable to noncontrolling interests. This decrease was due to increased investment property revenues of $678,504, increased gain on sale of investment properties of $124,641, decreased interest expense of $25,804 and increased other income of $2,883, offset by increased operating expenses of $304,997, all as discussed above.

After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders for the three months ended September 30, 2021 decreased by $413,899 over the three months ended September 30, 2020.

Nine months Ended September 30, 2021

Revenues

Total revenue was $8,688,257 for the nine months ended September 30, 2021, consisting of $4,049,209 in revenues from retail center properties, $4,009,041 from hotel properties and $630,007 from flex center properties. Total revenues for the nine months ended September 30, 2021 increased by $1,808,846 over the nine months ended September 30, 2020, resulting primarily from increased hotel property revenues, but also from increased revenues from our retail center and flex center properties.

	For the nine months ended
	September 30,		Increase /
	2021	2020	(Decrease)
Revenues
Retail center properties	$4,049,209	$3,952,947	$96,262
Hotel properties	4,009,041	2,338,703	1,670,338
Flex center properties	630,007	587,761	42,246
	$8,688,257	$6,879,411	$1,808,846

Revenues from retail center properties were $4,049,209 for the nine months ended September 30, 2021, an increase of $96,262 over retail center property revenues for the nine months ended September 30, 2020. New revenues from the Lancer Center Property of $440,744 and increased revenues from the Ashley Plaza Property of $13,245 were offset by decreased revenues from the Franklin Square Property of $272,813 due to COVID lease concessions and reduced common area maintenance reimbursement revenues and $84,914 from the Hanover Square property due to reduced common area maintenance reimbursement revenues.

	For the nine months ended
	September 30,		Increase /
	2021	2020	(Decrease)
Retail Center Properties
Franklin Square Property	$1,415,273	$1,688,086	$(272,813)
Hanover Square Property	944,330	1,029,244	(84,914)
Ashley Plaza Property	1,248,862	1,235,617	13,245
Lancer Center Property	440,744	—	440,744
	$4,049,209	$3,952,947	$96,262

Revenues from hotel properties were $4,009,041 for the nine months ended September 30, 2021, an increase of $1,670,338 over revenues from hotel properties for the nine months ended September 30, 2020.  Revenues from the Hampton Inn Property increased by $524,964 due to improved occupancy levels.  Revenues from the Clemson Best Western Property increased by $1,145,374 due to the lease of the full hotel property for the nine months ended September 30, 2021.

	For the nine months ended
	September 30,		Increase /
	2021	2020	(Decrease)
Hotel Properties
Hampton Inn Property	$1,941,083	$1,416,119	$524,964
Clemson Best Western Property	2,067,958	922,584	1,145,374
	$4,009,041	$2,338,703	$1,670,338

Revenues from the flex center properties were $630,007 for the nine months ended September 30, 2021, an increase of $42,246 over revenues from flex center properties for the nine months ended September 30, 2020.  New revenues from the Greenbrier Business Center of $79,992 were offset by decreased revenues from the Brookfield Center Property of $37,746 due to reduced common area maintenance reimbursement revenues.

	For the nine months ended
	September 30,		Increase /
Flex Center Properties	2021	2020	(Decrease)
Brookfield Center Property	$550,015	$587,761	$(37,746)
Greenbrier Business Center Property	79,992	—	79,992
	$630,007	$587,761	$42,246

Operating Expenses

Total operating expenses were $8,215,010 for the nine months ended September 30, 2021, consisting of $1,104,350 in expenses from retail center properties, $2,733,578 in expenses from hotel properties, $197,527 in expenses from the flex center properties, $149,981 in share based compensation expenses, $1,099,881 in legal, accounting and other professional fees, $568,479 in corporate general and administrative expenses, and $2,361,214 in depreciation and amortization.

	For the nine months ended
	September 30,		Increase /
	2021	2020	(Decrease)
Operating Expenses
Retail center properties (1)	$1,104,350	$1,367,638	$(263,288)
Hotel properties	2,733,578	2,399,411	334,167
Flex center properties (2)	197,527	156,315	41,212
Total Investment Property Operating Expenses	4,035,455	3,923,364	112,091
Share based compensation expenses	149,981	569,995	(420,014)
Legal, accounting and other professional fees	1,099,881	1,013,712	86,169
Corporate general and administrative expenses	568,479	241,038	327,441
Loss on impairment	—	223,097	(223,097)
Depreciation and amortization	2,361,214	3,016,027	(654,813)
Total Operating Expenses	$8,215,010	$8,987,233	$(772,223)

(1)Includes $25,336 and $334,469 of bad debt expense for the nine months ended September 30, 2021 and 2020, respectively.

(2)	Includes $678 and $0 of bad debt expense for the nine months ended September 30, 2021 and 2020, respectively.

Operating expenses for retail center properties were $1,104,350 for the nine months ended September 30, 2021, a decrease of $263,288 from retail center property operating expenses for the nine months ended September 30, 2020. Decreased bad debt expense at our Franklin Square, Hanover Square and Ashley Plaza properties were the primary contributor to this reduction, but were partially offset by increased operating expenses from the acquisition of the Lancer Center Property.

	For the nine months ended
	September 30,		Increase /
	2021	2020	(Decrease)
Retail Center Properties
Franklin Square Property (1)	$478,437	$651,794	$(173,357)
Hanover Square Property (2)	256,764	369,508	(112,744)
Ashley Plaza Property (3)	250,464	346,336	(95,872)
Lancer Center Property	118,685	—	118,685
Total	$1,104,350	$1,367,638	$(263,288)
(1)	Includes bad debt expense of $0 and $151,701 for the nine months ending September 30, 2021 and 2020, respectively.

(2)	Includes bad debt expense of $13,267 and $82,020 for the nine months ending September 30, 2021 and 2020, respectively.

(3)	Includes bad debt expense of $12,069 and $100,748 for the nine months ending September 30, 2021 and 2020, respectively.

Operating expenses for hotel properties were $2,733,578 for the nine months ended September 30, 2021, an increase of $334,167 over operating expenses from hotel properties for the nine months ended September 30, 2020.  Operating expenses at the Hampton Inn Property increased due to significantly increased occupancy rates and were partially offset by a slight decline in operating expenses at the Clemson Best Western Property.

	For the nine months ended
	September 30,		Increase /
	2021	2020	(Decrease)
Hotel Properties
Hampton Inn Property	$1,677,844	$1,323,090	$354,754
Clemson Best Western Property	1,055,734	1,076,321	(20,587)
	$2,733,578	$2,399,411	$334,167

Operating expenses from the flex center properties were $197,527 for the nine months ended September 30, 2021 an increase of $41,212 over flex center property operating expenses for the nine months ended September 30, 2020 due to new operating expenses from the Greenbrier Business Center and increased operating expenses from the Brookfield Center Property.

	For the nine months ended
	September 30,		Increase /
Flex Center Properties	2021	2020	(Decrease)
Brookfield Center Property (1)	$180,303	$156,315	$23,988
Greenbrier Business Center Property	17,224	—	17,224
	$197,527	$156,315	$41,212
(1)	Includes $678 and $0 of bad debt expense for the nine months ended September 30, 2021 and 2020, respectively.

Operating Income (Loss)

Operating income for the nine months ended September 30, 2021 was $597,888 an increase of $2,705,710 over the operating loss of $2,107,822 for the nine months ended September 30, 2020. This increase was a result of (i) increased operating income from our hotel properties of $1,165,961 from the Clemson Best Western Property and $170,210 from the Hampton Inn Property, (ii) increased operating income from our retail center properties of $359,550, consisting of increases in operating income of $27,830 from the Hanover Square Property, $109,117 from the Ashley Plaza Property and $322,059 from the newly acquired Lancer Center Property, offset by a decrease in operating income of $99,456 from the Franklin Square Property, (iii) decreased operating income of $61,734 from the Brookfield Center Property offset by new operating income from the Greenbrier Business Center of $62,768, (iv) decreased depreciation and amortization expense of $654,813 resulting from the reclassification of the two hotel properties to assets held for sale, which results in the cessation of the recordation of depreciation and amortization expenses, (v) increased legal, accounting and other professional fees of $86,169, (vi) increased corporate general and administrative expenses of $327,441, (vii) decreased share based compensation expenses of $420,014, (viii) decreased loss on impairment of $223,097 and increased gain on sale of investment properties of $124,641.

Interest Expense

Interest expense was $4,609,198 and $2,865,337 for the nine months ended September 30, 2021 and 2020, respectively, as follows:

	For the nine months ended
	September 30,		Increase/
	2021	2020	(Decrease)
Franklin Square	$515,744	$524,563	$(8,819)
Hanover Square	338,316	333,071	5,245
Hampton Inn	475,844	619,960	(144,116)
Ashley Plaza	333,390	338,455	(5,065)
Clemson Best Western	448,495	495,077	(46,582)
Brookfield Center	150,702	152,480	(1,778)
Lancer Center	111,307	—	111,307
Greenbrier Business Center	17,711	—	17,711
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	451,616	358,431	93,185
Amortization and interest on convertible debentures	1,760,973	—	1,760,973
Line of credit, short term	3,118	35,444	(32,326)
Related party notes payable, short term	—	5,835	(5,835)
Other interest	1,982	2,021	(39)
Total interest expense	$4,609,198	$2,865,337	$1,743,861

Total interest expense for the nine months ended September 30, 2021 increased by $1,743,861 over the nine months ended September 30, 2020. This increase was a result of (i) the write-off of unamortized discount, issuance costs and beneficial conversion feature resulting from the conversion of convertible debentures to common stock (which is recorded on our condensed consolidated statement of operations as a component of interest expense), (ii) increased interest expense on the mandatorily redeemable preferred stock, (iii) new interest expense from the acquisition of the Lancer Center Property, offset by (iv) reduced interest expense from the Hampton Inn Property mortgage as a result of its sale, (v) reduced loan issuance amortization expense for the Hampton Inn Mortgage and Clemson Mortgage resulting from the reclassification to mortgages payable associated with assets held for sale, and (vi) reduced interest expense related to the line of credit, short term and related party notes payable, short term. Interest expense above includes non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock and the convertible debentures. See Note 5 of the accompanying notes to the Condensed Consolidated Financial Statements.

Other Income

Other income was $187,278 for the nine months ended September 30, 2021, a $186,784 increase over the other income of $494 for the nine months ended September 30, 2020, due to the forgiveness of the PPP loan for the Hampton Inn Property.

Net Loss

Net loss was $3,824,032 for the nine months ended September 30, 2021, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $3,832,502.  Net loss was $4,972,665 for the nine months ended September 30, 2020, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $4,581,810 for the nine months ended September 30, 2020.

Net loss for the nine months ended September 30, 2021 decreased by $1,148,633 over the nine months ended September 30, 2020, before adjustments for net loss attributable to noncontrolling interests. This decrease was due to increased investment property revenues of $1,808,846, increased other income of $186,784, increased gain on disposal of investment properties of $124,641, decreased operating expenses of $772,223, offset by increased interest expense of $1,743,861.

After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders for the nine months ended September 30, 2021 decreased by $749,308 over the nine months ended September 30, 2020.

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

Below is our company’s FFO, which is a non-GAAP measurement, for the nine months ended September 30, 2021:

Net income (loss)	$(3,824,032)
Depreciation of tangible real property assets (1)	1,325,228
Depreciation of tenant improvements (2)	292,635
Amortization of leasing commissions (3)	47,340
Amortization of intangible assets (4)	696,011
Gain on sale of investment properties (5)	(124,641)
Funds from operations	$(1,587,459)
(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.
(2)	Depreciation of tenant improvements, including those (i) acquired as part of the purchase of the retail center and flex center properties and (ii) those constructed by our company for the retail center properties and flex center property subsequent to their acquisition.
(3)	Amortization of leasing commissions paid for the retail center properties and flex center property subsequent to the acquisition of the properties.
(4)	Amortization of (i) intangible assets acquired as part of the purchase of the retail center properties and flex center property, including leasing commissions, leases in place and legal and marketing costs during the nine months ended September 30, 2021.
(5)	NAREIT’s December 2018 White Paper states “Gains and losses from the sale of depreciable real estate and land when connected to the main business of a REIT are excluded from the computation of FFO.”

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

Total AFFO for the nine months ended September 30, 2021 was as follows:

Funds from operations	$(1,587,459)
Amortization of above market leases (1)	180,803
Amortization of below market leases (2)	(173,319)
Straight line rent (3)	(164,977)
Capital expenditures (4)	(283,018)
Decrease (increase) in fair value of interest rate cap (5)	190
Amortization of loan issuance costs (6)	80,711
Amortization of preferred stock discount and offering costs (7)	151,616
Amortization of convertible debenture discount, offering costs, beneficial conversion feature (8)	1,718,487
Share-based compensation (9)	149,981
Bad debt expense (10)	26,014
Debt forgiveness (10)	(176,300)
Adjusted funds from operations (AFFO)	$(77,271)
(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets for the nine months ended September 30, 2021.
(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities for the nine months ended September 30, 2021.
(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the retail center properties and flex center property during the nine months ended September 30, 2021.
(4)	Adjustment to FFO for capital expenditures, including capitalized leasing commissions, tenant improvements, building and site improvements and purchases of furniture, fixtures and equipment that have not been reimbursed by property escrow accounts. See Investing Activities, above, for detail of capital expenditures during the nine months ended September 30, 2021.
(5)	Adjustment to FFO resulting from non-cash expenses recognized as a result of decreases in the fair value of the interest rate caps for the Hampton Inn Property and the Clemson Best Western Property during the nine months ended September 30, 2021.
(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages during the nine months ended September 30, 2021.
(7)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock discount over its five year term during the nine months ended September 30, 2021.
(8)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock offering costs over its five year term during the nine months ended September 30, 2021.

(9)	Adjustment to FFO resulting from non-cash expenses recorded for share based compensation.

(10)	NAREIT’s December 2018 White Paper provides guidance on non-cash revenues and expenses, stating, “To provide an opportunity for consistent analysis of operating results among REITs, NAREIT encourages those reporting FFO to make supplemental disclosure of all material non-cash revenues and expenses affecting their results for each period. Our company has elected to include non-cash revenues (debt forgiveness) and expenses (bad debt expense) in its calculation of AFFO.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s principal executive officer and principal financial officer have determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of September 30, 2021.

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
10.1

Purchase and Sale Agreement, dated as of August 18, 2021, by and between Continental Parkway, LLC and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2021)

10.2	Assignment, Assumption and Assumption Agreement, dated as of August 27, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2021)
10.3	Promissory Note, made as of June 7, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 2, 2021)

10.4	Loan Agreement, dated as of June 7, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 2, 2021)

10.5	TIC Agreement, dated as of November 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2021).

10.6	Note, made as of November 1, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2021).

10.7	Loan Agreement, dated as of November 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2021).

10.8	Promissory Note, made as of November 1, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 9, 2021).

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	INSTANCE DOCUMENT

101.SCH	SCHEMA DOCUMENT

101.CAL	CALCULATION LINKBASE DOCUMENT

101.LAB	LABELS LINKBASE DOCUMENT

101.PRE	PRESENTATION LINKBASE DOCUMENT

101.DEF	DEFINITION LINKBASE DOCUMENT

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
†	Filed herewith.
*	Previously filed with the Amendment to the Registrant’s Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on October 5, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALIST DIVERSIFIED REIT, INC.

Date: November 12, 2021

	By:	/s/ Thomas E. Messier
Thomas E. Messier

Chief Executive Officer and Chairman of the Board
(principal executive officer))

	By:	/s/ C. Brent Winn
C. Brent Winn

Chief Financial Officer
(principal accounting officer and principal financial officer)