Form 10-K
period 2021-12-31
Medalist Diversified REIT, Inc.
filed 2022-03-16
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file no: 001-38719

MEDALIST DIVERSIFIED REIT, INC.

Maryland	47-5201540
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

1051 E. Cary Street
Suite 601

James Center Three

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

Large accelerated filter	☐	Accelerated filter	☐
Non-accelerated filter	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $21,260,484, based on the closing sales price of $1.36 per share as reported on the Nasdaq Capital Market.

As of March 15, 2022, the registrant had 16,361,337 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

MEDALIST DIVERSIFIED REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the competitive environment in which we operate;
●	national, international, regional and local economic conditions;
●	capital expenditures;
●	the availability, terms and deployment of capital;
●	financing risks;
●	the general level of interest rates;
●	changes in our business or strategy;
●	fluctuations in interest rates and increased operating costs;
●	our limited operating history;
●	the degree and nature of our competition;
●	our dependence upon our Manager and key personnel;
●	defaults on or non-renewal of leases by tenants;
●	decreased rental rates or increased vacancy rates;
●	our ability to make distributions on shares of our common stock;
●	difficulties in identifying properties to acquire and completing acquisitions;
●	our ability to operate as a public company;
●	potential natural disasters such as hurricanes;
●	COVID-19 pandemic;
●	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;

●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates; and
●	related industry developments, including trends affecting our business, financial condition and results of operations.

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

ITEM 1.BUSINESS

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

Overview

Medalist Diversified REIT, Inc. was formed in 2015 as a Maryland corporation, to acquire, reposition, renovate, lease and manage income-producing properties, with a primary focus on (i) commercial properties, including flex-industrial and retail properties, (ii) multi-family residential properties and (iii)  hotel properties. We invest primarily in properties across secondary and tertiary markets in the southeastern part of the United States, with a concentration in Virginia, North Carolina, South Carolina, Georgia, Florida and Alabama. Beginning with our taxable year ended December 31, 2017, we believe that we have operated in a manner qualifying us as a REIT, and we have elected to be taxed as a REIT for federal income tax purposes. We are externally managed and advised by Medalist Fund Manager, Inc., a Virginia corporation, or our Manager. Our Manager makes all investment decisions for us. Our Manager is owned fifty percent each by Mr. Bill Elliott and Mr. Tim Messier, who are co-Presidents thereof.

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

Investment Strategies

Our Manager believes that its focus on value-add and opportunistic commercial real estate provides an attractive balance of risk and returns. Our Manager intends to use some or all of the following strategies to enhance the performance, quality and value of our Investments:

●	proprietary investment sourcing;

●	a rigorous, consistent and replicable process for sourcing and conducting due diligence;
●	appropriate exit strategy;
●	hands-on portfolio management; and
●	focus on opportunistic properties.

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

Our Portfolio

Our goal is to acquire and own, through wholly owned subsidiaries of our operating partnership, a portfolio of commercial, retail and hotel properties located primarily in the southeastern United States. We currently own eight Investments comprised of four retail properties, one hotel property and three flex/industrial properties. We own 100% of the interests in our Investments, except for one flex/industrial property of which we own 82% tenant-in-common interest in the property and one retail property of which we own 84% tenant-in-common interest in the property.  For further information on properties and our tenant base, see “Item 2—Properties.”

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have Investments. As of December 31, 2021, we had the following reportable segments:  retail center properties, flex center properties and hotel properties.

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

ITEM 1A.RISK FACTORS

We have omitted a discussion of risk factors because, as a smaller reporting company, we are not required to provide such information.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have Investments. As of December 31, 2021, we had the following reportable segments: (i) retail center properties, consisting of the Franklin Square Property, an undivided 84% tenant-in-common interest in the Hanover Square Property, the Ashley Plaza Property and the Lancer Center Property; (ii) flex center properties, consisting of the Brookfield Center Property,

Greenbrier Business Center Property and an undivided 82% tenant-in-common interest in the Parkway Property and (iii) hotel properties, consisting of the Clemson Best Western Hotel Property.

Name	Type	Description
Franklin Square Property	Retail

134,239 square foot retail property located at 3940 East Franklin Boulevard in Gastonia, North Carolina 28056, on 10.293 acres, built in 2006 and 2007, that is 81.2% occupied as of December 31, 2021 and anchored by Ashley Furniture and Altitude.

Hanover Square Property	Retail

73,441 square foot retail center located at 7230 Bell Creek Road in Mechanicsville, Virginia 23111, on 9.630 acres, built in 2007, that is 100% occupied as of December 31, 2021 and anchored by a Marshalls store and an Old Navy store.

Ashley Plaza Property	Retail

160,356 square foot retail property located at 201–221 North Berkeley Boulevard in Goldsboro, North Carolina 27534, built in 1977 and fully renovated in 2018, that is 100 percent leased as of December 31, 2021, and is anchored by Hobby Lobby, Harbor Freight, Ashley Home Store and Planet Fitness.

Clemson Best Western Property	Hotel

Located at 1310 Tiger Boulevard, Clemson, South Carolina, 29631 The Clemson Best Western Property has 148 rooms, was built in 1982, substantially renovated in 2016 and 2017, is approximately 85,300 square feet and sits on 5.92 acres.

Brookfield Center Property	Flex

64,880 square foot flex-industrial property located at 48 Brookfield Center Drive, Greenville, South Carolina 29607, built in 2007, that is 100 percent leased as of December 31, 2021, and is anchored by Gravitopia Trampoline Park, S&ME, Inc., and Turning Point Greenville Church.

Lancer Center Property	Retail

178,626 square foot retail center located at 1256 Highway 9 Bypass West, Lancaster, South Carolina, 29270, built in 1987 and substantially renovated in 2013, that is 100 percent leased as of December 31, 2021, and is anchored by Badcock Furniture, KJ’s Market and Big Lots.

Greenbrier Business Center Property	Flex

89,290 square foot flex-industrial property located at 1244 Executive Boulevard, Chesapeake, Virginia, 23320, built in 1987 that is 86.8% leased as of December 31, 2021 and is anchored by Bridge Church and Consolidated Electrical Distributors.

Parkway Property	Flex

64,109 square foot, two building flex-industrial property located at 2697 International Parkway, Virginia Beach, Virginia, 23452, built in 1984 that is 100 percent leased as of December 31, 2021 and is anchored by the City of Virginia Beach and GBRS Group.

Franklin Square Property

On April 28, 2017, we completed our acquisition of the Franklin Square Property through a wholly owned subsidiary. The purchase price for the Franklin Square Property was $20,500,000 paid through a combination of cash and assumed, secured debt, or the Original Franklin Square Loan. Our total investment, including acquisition and closing costs, escrows and lease reserves was approximately $22,054,071. The Franklin Square Property, built in 2006 and 2007, was 68 percent leased as of the acquisition date, is anchored by Ashley Furniture, Monkey Joe’s, Allen Tate, Inc. and Altitude Trampoline Park, or Altitude, and is located in Gastonia, North Carolina.

The Original Franklin Square Loan was originally made on February 10, 2016 in the principal amount of $14,275,000 and assumed by us at acquisition. The Original Franklin Square Loan required monthly interest only payments during its term and bore interest at a fixed rate of 4.7%. The original October, 2021 maturity date was extended until November, 2021. On November 8, 2021, we refinanced the Original Franklin Square Loan with a new mortgage loan in the principal amount of $13,250,000 (the Franklin Square Loan) and cash of $2,292,273.

The Franklin Square Loan matures on December 6, 2031 and bears interest at a fixed rate of 3.808%. The Franklin Square Loan requires monthly interest-only payments during the first three years of the term. For the remainder of the term, the Franklin Square Loan requires monthly payments of $61,800, which includes principal on a 30-year amortization schedule, and interest. The Franklin Square Loan may not be prepaid prior to its maturity, but our company has the right initiate a defeasance according to the terms of the loan agreement. Our company has agreed to guarantee all amounts due under the Franklin Square Loan. The loan agreement includes a covenant to maintain a debt service coverage ratio of 1.25 to 1.0 for the property.

The Franklin Square Property is an eight building one-floor retail center totaling approximately 134,239 gross leasable area. The building is concrete slab on grade with spread footings. The exterior walls are a combination of insulation and finish system, metal panel siding, brick veneer and textured concrete masonry units (CMU). Retail storefronts are double-pane glass set in anodized aluminum frames. The roof is flat with fully-adhered, thermoplastic olefin membrane roof system. The parking area comprises 435 spaces.

Tenants occupying 10% or more of the rentable square footage:

			Percentage
		Leased	of Rentable
		Square	Square	2022	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Ashley Furniture	Retail	34,682	25.84%	$277,456	12/31/2025	12/31/2030 12/31/2035
Altitude Trampoline Park	Entertainment	30,000	22.35%	363,750	7/31/2029	7/31/2034 7/31/2039 7/31/2044

Occupancy data for the five preceding years (as of December 31, unless otherwise noted):

	2021	2020	2019	2018	2017
Occupancy Rate	81.2%	82.3%	92.4%	92.5%	71.0%

Average effective annual rent per square foot for the five preceding years:

	2021	2020	2019	2018	2017
Average Effective Annual Rent Per Square Foot (1)	$11.72	$12.67	$13.47	$11.98	$9.87

(1)	Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements or rent deferrals.

Lease expirations in the next 10 years:

	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031
Leases Expiring	2	1	4	5	2	3	—	1	—	—

Square Footage	3,656	4,235	9,564	47,221	5,260	9,061	—	30,000	—	—

Annual Rent (1)	$83,420	$95,965	$222,927	$557,071	$126,544	$238,647	$—	$300,000	$—	$—

Percentage of Aggregate Annual Rent (2)	5.2%	6.0%	14.0%	34.9%	7.9%	14.9%	—%	18.8%	—%	—%
(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the total projected 2022 rent.

Hanover Square Property

On May 8, 2018, we acquired an undivided 84% tenant-in-common interest in the Shops at the Hanover Square Property from COF North, LLC, a Virginia limited liability company. The property is comprised of (i) an approximately 73,441 square foot retail center located on 8.766 acres of land at 7230 Bell Creek Road in Mechanicsville, Virginia 23111 and (ii) a contiguous, undeveloped parcel of land totaling 0.864 acres. We refer to both parcels herein as the Hanover Square Property. The contract purchase price for the Hanover Square Property was $12,173,000. We acquired the Hanover Square Property with $3,291,404 in cash from us, $648,120 in cash from an unaffiliated tenant-in-common, and the assumption of a secured loan of approximately $8,527,315 from Langley Federal Credit Union, which amount was increased by an additional $372,685, or the Hanover Square Property Loan. Our company purchased the Hanover Square Property as a tenant-in-common with PMI Hanover Square, LLC, an unaffiliated party. Our company acquired an 84% interest in the Hanover Square Property, and PMI Hanover Square, LLC owns the remaining 16% interest. The retail center forming a part of the Hanover Square Property was built in 2007 and, as of December 31, 2021, was 100% occupied.

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

As of December 31, 2021, tenants occupying 10% or more of the rentable square footage are:

			Percentage
			of
		Leased	Rentable	2022
		Square	Square	Annual	Lease	Renewal
Tenant	Business	Footage	Footage	Rent	Expiration	Options
Old Navy	Retail	15,000	20.42%	$187,900	4/30/2024	4/30/2029
Marshall’s	Retail	28,000	38.13%	$333,667	2/28/2027	2/28/2032
						2/28/2037

Occupancy data for the five preceding years (as of December 31):

	2021	2020	2019	2018	2017
Occupancy Rate	100%	100%	100%	97%	92%

Average effective annual rent per square foot for the five preceding years:

	2021	2020	2019	2018	2017
Average Effective Annual Rent Per Square Foot (1)	$13.99	$14.59	$15.31	$14.71	$15.83
(1)	Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements. For the year ended December 31, 2018, we owned the Hanover Square Property for eight months, the period on which the average annual rent per square foot is based.

Lease expirations in the next 10 years:

	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031
Leases Expiring	2	4	3	—	1	2	—	—	—	—

Square Footage	7,200	14,900	18,140	—	4,000	29,200	—	—	—	—

Annual Rent (1)	$189,837	$193,618	$300,280	$—	$69,276	$373,091	$—	$—	$—	$—

Percentage of Aggregate Annual Rent (2)	17.0%	17.3%	26.9%	—%	6.2%	33.4%	0%	0%	0%	0%
(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the total projected 2022 rent.

Ashley Plaza Property

On August 30, 2019, we purchased from RCG-Goldsboro, LLC, a Georgia limited liability company, Ashley Plaza, a 160,356 square foot retail property located at 201–221 North Berkeley Boulevard in Goldsboro, North Carolina 27534, or the Ashley Plaza Property, for $15,200,000. The Ashley Plaza Property was built in 1977, fully renovated in 2018, was 100 percent leased as of December 31, 2021, and is anchored by Hobby Lobby, Harbor Freight, Ashley Home Store and Planet Fitness.

The purchase price and closing costs for the Ashley Plaza Property were financed with $3,281,144 in equity, $1,000,000 in funds from a short term line of credit from Virginia Commonwealth Bank (our company paid $30,000 of loan fees, which were recorded as capitalized issuance costs and are presented as a direct reduction of the associated debt), and net mortgage loan proceeds of

$11,225,700 from a senior mortgage loan made by Bank of America, N.A., or the Ashley Plaza Lender, in the original principal amount of $11,400,000, or the Ashley Plaza Loan.

The Ashley Plaza Loan will mature on September 1, 2029. The Ashley Plaza Loan required monthly interest only payments during the first 12 months of the term. For the remainder of the term, the Ashley Plaza Loan requires monthly payments of $52,795, which includes principal on a 30-year amortization schedule, and interest. The Ashley Plaza Loan bears interest at 3.75%. The Ashley Plaza Loan may not be prepaid until June 1, 2029, subject to certain conditions and limitations contained in the loan documents. The Ashley Plaza Loan is secured by the Ashley Plaza Property.

The Virginia Commonwealth Bank line of credit had an original term of six months, maturing on February 21, 2020, and bears interest at 2.5% plus the 30 day LIBOR rate. The Virginia Commonwealth Bank line of credit required interest payments every three months. Effective on February 21, 2020, the original maturity date of the line of credit, short term, our company extended the line of credit, short term, for 60 days until April 21, 2020. On March 3, 2020 our company received $550,000 in funding from the line of credit, short term, to fund working capital and dividend payments. On April 21, 2020, our company extended the line of credit, short term, for 40 days until May 31, 2020. On May 31, 2020, our company extended the line of credit, short term, for 90 days until August 31, 2020. On August 12, 2020, our company extended the line of credit, short term, until September 30, 2020. On November 4, 2020, our company made a $225,000 payment to reduce the balance of the line of credit, short term to $325,000, and extended the line of credit, short term, until March 31, 2021. On March 18, 2021 our company extended the line of credit, short term, until April 30, 2021. On April 21, 2021 we repaid the line of credit, short term, in full.

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

Tenants occupying 10% or more of the rentable square footage:

			Percentage
			of
		Leased	Rentable
		Square	Square	2022	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Ashley Home Store	Retail	17,920	11.2%	$161,280	8/31/2028	8/31/2033 8/31/2038 8/31/2043 8/31/2048
Harbor Freight Tools	Retail	21,416	13.4%	$159,840	2/28/2029	2/28/2034 2/28/2039
Hobby Lobby	Retail	50,000	31.2%	$250,000	3/31/2029	3/31/2034 3/31/2039 3/31/2044
Planet Fitness	Fitness	20,131	12.6%	$181,179	4/30/2030	4/30/2033 4/30/2038

Occupancy data for the five preceding years (as of December 31):

	2021	2020	2019	2018	2017
Occupancy Rate (1)	100.0%	98.0%	98.0%	52.5%	28.7%
(1)	Occupancy rates for 2017 and 2018 are from the prior owner.

Average effective annual rent per square foot for the five preceding years:

	2021	2020	2019	2018	2017
Average Effective Annual Rent Per Square Foot (1)	$8.11	$7.98	$7.74	$4.60	$3.32
(1)	Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements. For the year ended December 31, 2019, we owned Ashley Plaza for four months. The average annual rent per square foot is based on rents from the prior owner for period from January, 2019 through August, 2019 and on rents from our ownership period from September, 2019 through December, 2019.

Lease expirations in the next 10 years:

	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031
Leases Expiring	—	2	1	2	1	1	3	2	1	—

Square Footage	—	18,199	1,575	4,000	3,000	1,400	32,565	71,416	20,131	—

Annual Rent (1)	$—	$104,160	$29,925	$57,600	$120,000	$40,575	$334,084	$438,324	$181,179	$—

Percentage of Aggregate Annual Rent (2)	—%	8.1%	2.3%	4.5%	9.4%	3.2%	26.1%	34.2%	14.2%	—%
(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the total projected 2022 rent.

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

The purchase price and closing costs for the Clemson Best Western Property were financed with $1,767,528 in equity, $1,000,000 in funds from a short term line of credit from Virginia Commonwealth Bank, and net mortgage loan proceeds of $7,480,746 from a mortgage loan made by Ladder Capital Finance, LLC, or the Clemson Lender, in the original principal amount of $7,750,000, or the Clemson Loan.

The Clemson Loan has an initial 36-month term, maturing on October 6, 2022. The borrower, however, has an extension option, which if exercised, could extend the maturity date of the Clemson Loan for one (1) 12-month period. The Clemson Loan requires monthly interest only payments during the 36-month term. The Clemson Loan bears interest at the greater of (i) 4.9% plus the 30 day LIBOR rate, and (ii) 7.15%. The Clemson Loan may be prepaid, subject to certain conditions and payments. The Clemson Loan is secured by the Clemson Best Western Property.

The Virginia Commonwealth Bank line of credit had an original term of six months, maturing on February 21, 2020, and bears interest at 2.5% plus the 30 day LIBOR rate. The Virginia Commonwealth Bank line of credit required interest payments every three months. Effective on February 21, 2020, the original maturity date of the line of credit, short term, our company extended the line of credit, short term, for 60 days until April 21, 2020. On March 3, 2020 our company received $550,000 in funding from the line of credit, short term, to fund working capital and dividend payments. On April 21, 2020, our company extended the line of credit, short term, for 40 days until May 31, 2020. On May 31, 2020, our company extended the line of credit, short term, for 90 days until August 31, 2020. On August 12, 2020, our company extended the line of credit, short term, until September 30, 2020. On November 4, 2020, our company made a $225,000 payment to reduce the balance of the line of credit, short term to $325,000, and extended the line of credit, short term, until March 31, 2021. On March 18, 2021 our company extended the line of credit, short term, until April 30, 2021. On April 21, 2021 we repaid the line of credit, short term, in full.

The Clemson Best Western Property is a four-story building totaling approximately 85,300 square feet, with 148 guestrooms. The building is cast in place concrete upper level flooring supported by a CMU superstructure bearing on continuous perimeter reinforced spread footings and interior isolated spread footings and column pads. The ground level floor is a concrete slab-on-grade. The exterior walls are CMU with faux-stone veneer and EIFS. Common area flooring consists of a combination of carpet, laminate strip, ceramic tile and vinyl tile. Guest room flooring consists of carpet, laminate and ceramic tile. The upper roof consists of standing-seam metal panels and the lower roof consists of single-ply thermoplastic polyolefin (TPO) membrane. The parking area comprises 240 spaces, including 12 ADA accessible stalls. Perimeter sidewalks are concrete. The Clemson Best Western Property is operated by Marshall Hotels and Resorts.

The Clemson Best Western Property average occupancy rate, average daily rate, or ADR and RevPAR for the past five years are as follows:

	Average
	Occupancy
Period	Rate	ADR	RevPAR
Year Ended December 31, 2021	100.0%	$49.57	$49.56

Year Ended December 31, 2020	47.2%	$59.08	$27.93

Year Ended December 31, 2019	39.4%	$110.16	$43.40

Year Ended December 31, 2018	35.1%	$110.63	$38.88

Year Ended December 31, 2017	24.6%	$131.26	$32.33

Occupancy rates from September 2020 through September 2021 were a result of an agreement by which Clemson University leased the entire Clemson Best Western Property. The initial lease period was from September 14, 2020 through December 15, 2020. In January 2021, this agreement was extended through May 5, 2021. In May 2021, this agreement was extended through May 2022.

Brookfield Center Property

On October 3, 2019, we purchased from Appian-Brookfield South 48, LLC, a South Carolina limited liability company, Brookfield Center, a 64,880 square foot flex-industrial property located at 48 Brookfield Center Drive, Greenville, South Carolina 29607, or the Brookfield Center Property, for $6,700,000. The Brookfield Center Property was built in 2007, was 100 percent leased as of December 31, 2021, and is anchored by the Gravitopia Trampoline Park, S&ME, Inc., and Turning Point Greenville Church.

The purchase price and closing costs for the Brookfield Center Property were financed with $1,876,138 in equity, $263,000 in funds from a short term, related party note and net mortgage loan proceeds of $4,736,495 from a mortgage loan made by CIBC, Inc., or the Brookfield Center Lender, in the original principal amount of $4,850,000, or the Brookfield Center Loan.

The Brookfield Center Loan will mature on November 1, 2029. The Brookfield Center Loan required monthly interest-only payments during the first 12 months of the term, through October 2020. Beginning in November 2020 and for the remainder of the term, the Brookfield Center Loan requires monthly payments of $22,876, which includes principal on a 30-year amortization schedule, and interest. The Brookfield Center Loan bears interest at 3.90%. The Brookfield Center Loan may not be prepaid until September 1, 2029, subject to certain conditions and limitations contained in the loan documents. The Brookfield Center Loan is secured by the Brookfield Center Property.

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

Occupancy data for the five preceding years (as of December 31):

	2021	2020	2019	2018	2017
Occupancy Rate (1)	100.0%	93.8%	93.8%	93.8%	93.8%
(1)	Occupancy rates for 2017 and 2018 are from the prior owner.

Average effective annual rent per square foot for the five preceding years:

	2021	2020	2019	2018	2017
Average Effective Annual Rent Per Square Foot (1)	$8.38	$8.33	$6.52	$7.86	$8.49
(1)	Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements.

Tenants occupying 10% or more of the rentable square footage:

			Percentage
		Leased	of Rentable	2022
		Square	Square	Annual	Lease	Renewal
Tenant	Business	Footage	Footage	Rent	Expiration	Options
Turning Point Greenville Church	Religious	9,000	13.9%	$99,619	9/30/2025	None
S&ME	Engineering	8,582	13.2%	$103,624	11/30/2023	None
Gravitopia	Entertainment	35,160	54.2%	$278,027	4/30/2026	4/30/2031

Lease expirations in the next 10 years:

	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031
Leases Expiring	1	1	1	1	2	—	—	—	—	—

Square Footage	4,046	8,582	4,046	9,000	39,206	—	—	—	—	—

Annual Rent (1)	$40,784	$105,994	$39,971	$106,612	$344,365	$—	$—	$—	$—	$—

Percentage of Aggregate Annual Rent (2)	6.9%	18.0%	6.8%	18.1%	58.5%	0%	0%	0%	0%	0%
(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the total projected 2022 rent.

Lancer Center Property

On May 14, 2021, we purchased from BVC Lancer, LLC, a South Carolina limited liability company, Lancer Center, a 178,626 square foot retail property located at 1256 SC-9 By Pass West, Lancaster, South Carolina, 29720, or the Lancer Center Property, for $10,100,000 exclusive of closing costs and a $200,000 credit to our company for major repairs. The Lancer Center Property was built in 1987, was 100 percent leased as of December 31, 2021, and is anchored by Badcock Furniture, KJ’s Market and Big Lots.

The purchase price and closing costs for the Lancer Center Property were financed with $3,783,515 in equity and net mortgage loan proceeds of $6,421,870 from a senior mortgage loan, in the original principal amount of $6,565,000, or the Lancer Center Loan.  The Lancer Center Loan will mature on June 1, 2026 and requires monthly payments of $34,663 which includes principal on a 30-year amortization schedule, and interest. The Lancer Center Loan bears interest at 4.00%. The Lancer Center Loan may be prepaid at any time and is secured by the Lancer Center Property.

The Lancer Center Property consists of a single-story, main retail strip building constructed in 1987. The building is concrete slab on grade with perimeter and interior footings under load-bearing structures. The building superstructure utilizes concrete masonry unit load bearing walls and a metal deck roof on open web steel trusses.  The roof is a combination of (i) a flat, mechanically fastened, single ply thermoplastic membrane system and (ii) a flat, built-up roofing with granular surface modified bitumen cap sheet system.  Parking is available for estimated 624 spaces.

Tenants occupying 10% or more of the rentable square footage:

			Percentage
		Leased	of Rentable
		Square	Square	2022 Annual	Lease	Renewal
Tenant	Business	Footage	Footage	Rent	Expiration	Options
Badcock Furniture	Retail	32,960	18.5%	$108,000	6/30/2029	6/30/2034
K.J’s Market	Retail	34,100	19.1%	$140,640	12/31/2025	12/31/2030
						12/31/2035
						12/31/2040
						12/31/2045
						12/31/2050
Big Lots	Retail	28,527	15.8%	$148,349	2/29/2024	2/28/2029
						2/28/2034

Occupancy data for the five preceding years (as of December 31):

	2021	2020	2019	2018	2017
Occupancy Rate (1)	100%	97.2%	99%	90.6%	88.0%
(1)	Occupancy rates for 2017 through 2020 are derived from data from the prior owner.

Average effective annual rent per square foot for the five preceding years:

	2021	2020	2019	2018	2017
Average Effective Annual Rent Per Square Foot (1)	$5.52	$5.55	$5.61	$5.02	$4.88
(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements or rent deferrals.  For the year ended December 31, 2021, we owned Lancer Center for seven months.  The average annual rent per square foot is based on rents from the prior owner for period from January, 2021 through May, 2021 and on rents from our ownership period from June, 2021 through December, 2021.  Average effective rent per square foot for 2017 through 2020 are based on rents from the prior owner.

Lease expirations in the next 10 years:

	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031
Leases Expiring	2	4	4	3	4	—	—	2	—	—

Square Footage	3,100	14,180	44,386	38,700	26,300	—	—	47,960	—	—

Annual Rent (1)	$38,490	$123,664	$280,570	$216,546	$183,780	$—	$—	$213,000	$—	$—

Percentage of Aggregate Annual Rent (2)	3.96%	12.73%	28.89%	22.30%	18.92%	—%	—%	21.93%	—%	—%
(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.

(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the projected 2022 rent.

The Greenbrier Business Center Property

On August 27, 2021, we purchased from Medalist Fund II-B, LLC, a Virginia limited liability company, which is also managed by the Company’s external manager, the Greenbrier Business Center Property, located at 1244 Executive Boulevard, Chesapeake, Virginia, 23320, for $7,250,000.  The Greenbrier Business Center was built in 1987, was 86.8 percent leased as of December 31, 2021 and is anchored by Bridge Church and Consolidated Electrical Distributors.

The purchase price and closing costs were financed with $3,097,162 in equity and the assumption of a secured mortgage loan, net, of $4,481,600, or the Greenbrier Business Center Loan. The Greenbrier Business Center Property, built in 2006 and 2007, was 83.7 percent leased as of the acquisition date, is anchored by Bridge Church and Consolidated Electrical Distributors, and is located in Chesapeake, Virginia.

The Greenbrier Business Center Loan was originally made on June 7, 2021 in the principal amount of $4,495,000 and assumed by us at acquisition.  The Greenbrier Business Center Loan bears interest at a fixed rate of 4.0 percent and requires monthly interest only payments during the first 12 months of its term.  Beginning in August 2022 and for the remainder of the term, the Greenbrier Business Center Loan requires monthly payments of $23,873, which includes principal on a 30-year amortization schedule, and interest. The Greenbrier Business Center Loan matures on July 1, 2026. The Greenbrier Business Center Loan may be prepaid at any time prior to its maturity with a 1 percent prepayment penalty.

The Greenbrier Business Center Property consists of three (3) one-story flex warehouse buildings totaling approximately 89,290 square feet of rentable area. The buildings are constructed on a deep foundation system consisting of piles or caissons and grade beams.  The ground floor consists of reinforced concrete slab. The exterior structural walls are constructed with structural steel framing consisting of columns, beams and open web steel joists. The rooves are flat and consist of PVC roofing membrane. The parking area comprises 171 spaces.

As of December 31, 2021, tenants occupying 10% or more of the rentable square footage:

			Percentage
		Leased	of Rentable
		Square	Square		Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Bridge Church (1)	Religious	10,913	12.2%	$76,385	10/31/2022	None
Consolidated Electrical Distributors (2)	Distribution	9,100	10.2%	83,902	12/31/2021	None
(1)	On February 28, 2022, Bridge Church renewed its lease for three years through October 31, 2025.
(2)	Consolidated Electrical Distributors lease expired on December 31, 2021 and the tenant has vacated its space.

Occupancy data for the five preceding years (as of December 31):

	2021	2020	2019	2018	2017
Occupancy Rate	86.8%	91.4%	82.2%	91.2%	96.8%

Average effective annual rent per square foot for the five preceding years:

	2021	2020	2019	2018	2017
Average Effective Annual Rent Per Square Foot (1)	$6.65	$5.79	$6.30	$6.80	$6.80
(1)	Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements or rent deferrals. For the year ended December 31, 2021, we owned Greenbrier Business Center for four months. The average annual rent per square foot is based on rents from the prior owner for period from January, 2021 through August, 2021 and on rents from our ownership period from

September, 2021 through December, 2021. Average effective rent per square foot for 2017 through 2020 are based on rents from the prior owner.

Lease expirations in the next 10 years:

	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031
Leases Expiring	6	2	4	2	2	—	—	—	—	—

Square Footage	31,117	8,251	10,857	11,643	6,539	—	—	—	—	—

Annual Rent (1)	$260,841	$71,674	$104,049	$111,872	$68,135	$—	$—	$—	$—	$—

Percentage of Aggregate Annual Rent (2)	48.88%	13.43%	19.50%	20.96%	12.77%	—%	—%	—%	—%	—%
(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the total 2022 projected rent.

Parkway Property

On November 1, 2021, we acquired an undivided 82% tenant-in-common interest in the Parkway Property from Continental Parkway, LLC, a Virginia limited liability company and unaffiliated seller. The Parkway Property is comprised of two flex warehouse buildings totaling approximately 64,109 square feet and is located on 4.39 acres of land at 2697 International Parkway, Virginia Beach, Virginia, 23452. The contract purchase price for the Parkway Property was $7,300,000. We acquired the Parkway Property with $2,138,795 in cash from us, $469,492 in cash from an unaffiliated tenant-in-common, and net mortgage loan proceeds of approximately $4,989,737, or the Parkway Property Loan. Our company purchased the Parkway Property as a tenant-in-common with PMI Parkway, LLC, an unaffiliated party. Our company acquired an 82% interest in the Parkway Property, and PMI Parkway, LLC owns the remaining 18% interest. The Parkway Property was built in 1984, was 100% occupied as of December 31, 2021, and is anchored by the City of Virginia Beach and GBRS Group.

The Parkway Property Loan matures on October 31, 2031. The Parkway Property Loan requires monthly payments of principal, on a 30-year amortization schedule, and interest during the term. The Parkway Property Loan bears interest at the greater of (i) 2.25% plus the ICE LIBOR rate, and (ii) 2.25%. The Parkway Property Loan may be prepaid, subject to certain conditions and payments. The Parkway Property Loan is secured by the Parkway Property.

In connection with our acquisition of the Parkway Property, we, through a subsidiary, entered into the Tenants in Common Agreement with PMI Parkway, LLC, or the Parkway TIC Agreement. Among other approvals, under the Parkway TIC Agreement, the consent of both tenants in common is required to approve (i) any lease, sublease, deed restriction, or grant of easement of/on all or any portion of the Parkway Property, (ii) any sale or exchange of the Parkway Property, or (iii) any indebtedness or loan, and any negotiation or refinancing thereof, secured by a lien on the Parkway Property. In the event the tenants in common are unable to agree on a decision which requires the consent of both tenants in common, a tenant in common may purchase the undivided interest of the other tenant in common subject to certain rights contained in the Parkway Property TIC Agreement.

The Parkway Property consists of two buildings totaling approximately 64,109 square feet of leasable area. The buildings are concrete slab-on-grade with continuous perimeter reinforced concrete spread footings and interior isolated spread footings and column pads.  The exterior walls are masonry with interior steel beams and framing. The low-slope roof structure is steel frame with corrugated metal panels covered by a single ply EPDM system on one building and a single ply TPO system on the second building.  The parking area comprises approximately 207 spaces.

As of December 31, 2021, tenants occupying 10% or more of the rentable square footage are:

			Percentage
		Leased	of Rentable
		Square	Square		Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
City of Virginia Beach (1)	Governmental	10,520	16.4%	$170,119	6/30/2022	None
GBRS Group	Consulting	9,555	14.9%	$90,004	8/31/2025	8/31/2030
(1)	The City of Virginia Beach has provided notice that it does not plan to renew its lease and will vacate its space on the lease expiration date.

Occupancy data for the five preceding years (as of December 31):

	2021	2020	2019	2018	2017
Occupancy Rate	100%	100%	76.6%	62.9%	39.3%

Average effective annual rent per square foot for the five preceding years:

	2021	2020	2019	2018	2017
Average Effective Annual Rent Per Square Foot (1)	$10.12	$8.22	$6.80	$5.19	$4.35
(1)	Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements or rent deferrals. For the year ended December 31, 2021, we owned the Parkway Property for two months. The average annual rent per square foot is based on rents from the prior owner for period from January, 2021 through October, 2021 and on rents from our ownership period from November, 2021 through December, 2021. Average effective rent per square foot for 2017 through 2020 are based on rents from the prior owner.

Lease expirations in the next 10 years:

	2022	2023	2024	2025	2026	2027	2028	2029	2030	2031
Leases Expiring	4	9	7	2	1	—	—	—	—	—

Square Footage	14,650	20,123	14,303	11,604	2,617	—	—	—	—	—

Annual Rent (1)	$211,038	$184,364	$171,649	$98,409	$28,813	$—	$—	$—	$—	$—

Percentage of Aggregate Annual Rent (2)	37.1%	32.4%	30.2%	17.3%	5.1%	—%	—%	—%	—%	—%
(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the projected 2022 rent.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “MDRR” since November 28, 2018. Prior to that time, there was no public market for our common stock. On March 14, 2022, the closing sale price of our common stock on the Nasdaq Capital Market was $1.06 On December 31, 2021, we had 12,531 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

We generally intend to continue to declare quarterly dividends on our common stock, subject to the Board’s discretion and applicable law. The actual amount and timing of dividends, however, will be at the discretion of our board of directors and will depend upon our financial condition in addition to the requirements of the Code, and no assurance can be given as to the amounts or timing of future distributions, if any. From time to time, our board of directors may approve the repurchase of our shares of common stock or Series A Preferred Stock, par value $0.01 per share, through open market purchases or otherwise.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 is incorporated by reference to our definitive Proxy Statement for our 2022 annual stockholders’ meeting.

Recent Sales of Unregistered Securities

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

Issuer Repurchases of Equity Securities

On December 21, 2021, the Company’s Board of Directors authorized a share repurchase program whereby the Company may repurchase up to 500,000 shares of its common stock. The Company did not repurchase any shares of common stock during the three months ended December 31, 2021.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with, the consolidated financial statements and the related notes thereto of Medalist Diversified REIT, Inc. for the years ended December 31, 2021 and December 31, 2020.

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

As of December 31, 2021, our company owned and operated eight investment properties, the Shops at Franklin Square (the “Franklin Square Property”), a 134,239 square foot retail property located in Gastonia, North Carolina, the Hanover North Shopping Center (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 160,356 square foot retail property located in Goldsboro, North Carolina, the Clemson Best Western University Inn (the “Clemson Best Western Property”), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina, Brookfield Center (the “Brookfield Center Property”), a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina, the Lancer Center, a 178,626 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), the Greenbrier Business Center (the “Greenbrier Business Center Property”), an 89,290 square foot mixed-use industrial/office property located in Chesapeake, Virginia and Parkway 3 & 4 (the “Parkway Property”), a 64,109 square foot mixed-use industrial office property located in Virginia Beach, Virginia.  As of December 31, 2021, we owned 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owned the remaining 16 percent interest and 82 percent of the Parkway Property as a tenant in common with a noncontrolling owner which owns the remaining 18 percent interest

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have investments. As of December 31, 2021, our reportable segments were retail center properties, flex center properties, and hotel properties.

Recent Trends and Activities

Significant events that have impacted our company are summarized below.

Sale of the Hampton Inn Property

On August 31, 2021, our company sold its interest in the Hampton Inn Property, a 125 room hotel on 2.162 acres in Greensboro, North Carolina, to an unrelated purchaser for $12,900,000.  At the time of the sale, our company owned a 78 percent interest in the Hampton Inn Property as a tenant in common with a noncontrolling owner who owned the remaining 22 percent interest.  During the year ended December 31, 2020, our company reclassified the Hampton Inn Property as assets held for sale and recognized an impairment charge of $3,494,058 associated with this reclassification.  As a result of the closing of the sale of the Hampton Inn Property on August 31, 2021, our company recognized a gain on sale of investment properties of $124,641 for the year ended December 31, 2021.

2021 Investment Property Acquisitions

Lancer Center

On May 14, 2021, we completed our acquisition of the Lancer Center Property, a 178,626 square foot retail property located in Lancaster, South Carolina, through a wholly owned subsidiary. The Lancer Center Property, built in 1987, was 100 percent leased as of December 31, 2021 and is anchored by KJ’s Market, Big Lots, Badcock Furniture, and Harbor Freight.  The purchase price for the Lancer Center Property was $10,100,000, less a $200,000 credit to our company for major repairs, paid through a combination of cash provided by our company and the incurrence of new mortgage debt. Our company’s total investment, including $143,130 of loan issuance costs, was $10,205,385. We incurred $305,385 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Greenbrier Business Center

On August 27, 2021, we completed our acquisition of the Greenbrier Business Center Property, an 89,290 square foot mixed-use industrial/office property, through a wholly owned subsidiary. The Greenbrier Business Center Property, built in 1987, was 86.8 percent leased as of December 31, 2021.  Major tenants include Bridge Church, Superior Staffing, Consolidated Electrical Distributors and Mid-Atlantic Office Technologies.  The purchase price for the Greenbrier Business Center Property was $7,250,000, paid through a combination of cash provided by our company and the assumption of mortgage debt. Our total investment, including $13,400 of loan issuance costs, was $7,578,762. Our company incurred $178,763 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Parkway Property

On November 1, 2021, we completed our acquisition of the Parkway 3 & 4 property, a 64,109 square foot, two building portfolio in Virginia Beach, Virginia (the “Parkway Property”) through a wholly owned subsidiary.  The Parkway Property, built in 1984, was 100 percent leased as of December 31, 2021.  Major tenants include the City of Virginia Beach and GBRS Group.  The purchase price for the Parkway Property was $7,300,000, paid through a combination of $2,138,795 in cash provided by our company, $469,492 in cash provided by an unaffiliated non-controlling interest, and the incurrence of a new mortgage payable of $5,100,000.  Our company’s total investment, including the investment of the non-controlling interest and $110,263 of loan issuance costs, was $7,598,024.  We incurred $298,024 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Equity Issuances

On April 13, 2021, our company issued and sold 8,000,000 Common Shares at an offering price of $1.50 per share. Net proceeds from the issuance totaled $10,886,337, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and estimated legal and accounting fees.

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

Standby Equity Purchase Agreement

On November 17, 2021, our company entered into a Standby Equity Purchase Agreement (the “SEPA”) with a financing entity. Under this agreement, our company will be able to sell up to $6,665,299 of its shares of common stock at our company’s request any time during the 36 months following the execution of the SEPA. The shares would be purchased at 96.5% of the market price (as defined in the agreement) and would be subject to certain limitations, including that the financing entity could not purchase any shares that would result in it owning more than 4.99% of our company’s common stock.  As of December 31, 2021, our company has not sold any shares under this agreement.

Common Stock Repurchase Plan

In December 2021, our company’s board of directors approved a program to purchase up to 500,000 shares of our company’s common stock in the open market, up to a maximum price of $4.80 per share. The repurchase program does not obligate our company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at our company’s discretion.  As of December 31, 2021, our company had not repurchased any of its common shares under this plan.  Subsequent to the December 31, 2021 effective date of the consolidated financial statements, through the date of this Annual Report on Form 10-K, the Company has repurchased a total of 268,070 shares of common stock on the open market under the Common Stock Repurchase Plan at an average price of $1.04 per share.

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

Financing Activities

Mortgages payable

Our company financed its acquisitions of its investment properties through mortgages, as follows:

	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2021	2020
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$14,275,000
Hanover Square (b)	$56,882	4.25%	December 2027	10,134,667	10,380,791
Ashley Plaza (c)	$52,795	3.75%	September 2029	11,127,111	11,349,518
Clemson Best Western (d)	Interest only	Variable	October 2022	—	7,750,000
Brookfield Center (e)	$22,876	3.90%	November 2029	4,758,344	4,842,887
Lancer Center (f)	$34,667	4.00%	March 2026	6,488,034	—
Greenbrier Business Center (g)	Interest only	4.00%	July 2026	4,495,000	—
Parkway Center (h)	Variable	Variable %	October 2026	5,090,210	—
Total mortgages payable				$55,343,366	$48,598,196

Amounts presented do not reflect unamortized loan issuance costs.

(a)	The original mortgage loan for the Franklin Square Property matured on October 6, 2021. Effective on October 6, 2021, our company entered into a forbearance agreement with the current lender extending the maturity date for thirty days with a right to extend the maturity date for an additional thirty days. On November 8, 2021, we closed on a new loan in the principal amount of $13,250,000 which bears interest at a fixed rate of 3.808 percent, has a ten-year term, and matures on December 6, 2031. In addition to the funds from the new loan, our company used $2,242,273 in cash on hand for closing costs and to repay the remaining balance of the original mortgage loan. Our company has guaranteed the payment and performance of the obligations of the new loan. The new mortgage loan bears interest at a fixed rate of 3.808 percent and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a 30 year amortization schedule. Our company accounted for this refinancing transaction in accordance with debt extinguishment accounting in accordance with ASC 470. The new mortgage includes covenants for our company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and to maintain liquid assets of no less than $1,000,000. As of December 31, 2021, we believe that we are compliant with these covenants.
(b)	On May 8, 2020, we entered into a refinancing transaction with the mortgage lender for the Hanover Square Property which increased the mortgage amount and reduced the interest rate. Under this transaction, the principal amount of the loan was increased to $10,500,000 and the interest rate reduced to a fixed rate of 4.25 percent until January 1, 2023, when the interest rate will adjust to a new fixed rate which will be determined by adding 3.00 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25 percent. The fixed monthly payment, which includes principal and interest, increased to $56,882. Our company accounted for this transaction as a loan modification in accordance with ASC 470.

The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 to 1.00 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of December 31, 2021 and 2020, respectively, our company believes that it is compliant with these covenants.

(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.
(d)	As of March 31, 2021, our company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale (see below).

(e)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.
(f)	The mortgage loan for the Lancer Center Property bears interest at a fixed rate of 4.00 percent. The monthly payment is $34,667 which includes interest at the fixed rate and principal, based on a twenty-five year amortization schedule. Our company has provided a guaranty of the payment of and performance under the terms of the Lancer Center Property mortgage.
(g)	Our company assumed the mortgage loan for the Greenbrier Business Center Property from the seller. The mortgage loan bears interest at a fixed rate of 4.00 percent and is interest only until August 1, 2022, at which time the monthly payment will become $23,873, which includes interest at the fixed rate, and principal, based on a twenty-five year amortization schedule. The Greenbrier Business Center Property mortgage includes covenants to maintain a debt service coverage ratio above 1.35 to 1.00 and maintain an occupancy rate of at least 80 percent. As of December 31, 2021, our company believes that it is compliant with these covenants.
(h)	The mortgage loan for the Parkway Property bears interest at a variable rate based on LIBOR with a minimum rate of 2.25 percent. The interest rate payable is the ICE LIBOR rate plus 225 basis points. As of December 31, 2021, the rate in effect for the Parkway Property mortgage was 2.3493 percent. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a 30 year amortization schedule.

Our company financed its acquisitions of its assets held for sale through mortgages, which as of December 31, 2021 are recorded as mortgages payable, net, associated with assets held for sale, on our consolidated balance sheets, as follows:

				Balance
				December 31,
	Monthly	Interest		2021	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2020
Hampton Inn (a)	Interest only	Variable	May 2022	$—	$10,400,000
Clemson Best Western (b)	Interest only	Variable	October 2022	7,750,000	—
Total mortgages payable associated with assets held for sale				$7,750,000	$10,400,000

Amounts presented do not reflect unamortized loan issuance costs.

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

(b)	As of March 31, 2021, our company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale. The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of December 31, 2021 and 2020, respectively, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent. The mortgage payable on our Clemson Best Western Property matures on October 6, 2022. We have an option to extend the term of the mortgage by one year, until October 6, 2023, under certain conditions. If we have not been successful in our efforts to sell the Clemson Best Western Property by loan maturity date, we plan to exercise the option to extend the term of the mortgage.

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

As of December 31, 2021, the convertible debenture holder has elected to fully convert the total $5,000,000 in principal balance of the convertible debentures and $58,788 in accrued interest to our company’s common shares, receiving 3,181,916 common shares at an average conversion price of $1.59, as set forth in the table below.

	Accrued and
	Principal	Unpaid	Total	Common
	Amount	Interest	Conversion	Conversion	Shares
Conversion Date	Converted	Converted	Amount	Price	Issued
January 6, 2021	$100,000	$411	$100,411	$1.9079	52,629
January 14, 2021	200,000	1,534	201,534	1.9079	105,631
January 15, 2021	300,000	164	300,164	1.9079	157,327
January 21, 2021	300,000	740	300,740	2.0060	149,920
January 26, 2021	500,000	411	500,411	2.0060	249,457
February 9, 2021	100,000	192	100,192	2.0078	49,901
February 9, 2021	400,000	13,699	413,699	2.0078	206,046
February 10, 2021	500,000	219	500,219	2.0078	249,138
February 17, 2021	200,000	1,055	201,055	2.0193	99,567
March 10, 2021	400,000	2,589	402,589	1.5637	257,459
March 11, 2021	250,000	69	250,069	1.5637	159,921
March 12, 2021	250,000	34	250,034	1.5637	159,899
March 12, 2021	250,000	28,151	278,151	1.5637	177,880
April 28, 2021	250,000	8,048	258,048	1.1007	234,440
May 3, 2021	250,000	685	250,685	1.1007	227,750
May 10, 2021	250,000	719	250,719	1.1641	215,376
May 11, 2021	500,000	68	500,068	1.1641	429,575
Total Conversions	$5,000,000	$58,788	$5,058,788		3,181,916

The principal amount outstanding of the convertible debentures as of December 31, 2021 and December 31, 2020 was $0 and $3,500,000, respectively. As of December 31, 2021, and December 31, 2020, the carrying amount of the convertible debentures, net, was $0 and $2,260,565, respectively.

Notes payable

As of December 31, 2021 and 2020, our company had a note payable outstanding in the principal amount of $0 and $176,300, respectively, under the Small Business Administration’s Paycheck Protection Program (the “SBA PPP Loan Program”). This note was issued on April 30, 2020, on behalf of a subsidiary, MDR PMI Greensboro TRS, LLC, the entity that operates the Hampton Inn Property. Our company used these funds pursuant to the limitations established by the SBA PPP Loan Program for payroll and other eligible expenses for the Hampton Inn Property.  Under the terms of the loan, all, a portion or none of the loan may be forgiven, based on criteria established by the SBA PPP Loan Program. On June 14, 2021, our company received confirmation that the note payable had been forgiven, in full, including $1,978 of accrued interest. The forgiven principal and interest were recognized as a gain upon debt extinguishment and are recorded on our company’s consolidated statement of operations as other income.

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

Retail Center and Flex Center Properties

As of the date of this Annual Report on Form 10-K, all of the tenants in our company’s retail properties and flex properties are open.

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

The deferral and abatement agreements, and the lease abandonment, have reduced the rent revenues our company has recognized during the year ended December 31, 2021, and will reduce the rent revenues our company expects to receive in future periods, as discussed below.

Under the rent deferral agreements, the tenants have agreed to repay deferred and unpaid rent over a specified time period or before a certain date. Under these rent deferral agreements reached during the year ended December 31, 2020 (our company did not enter into any such deferral agreements during the year ended December 31, 2021), our company agreed to defer $81,773 and $228,345 in base rent payments during the years ended December 31, 2021 and 2020, respectively. Deferred rent is recognized as retail center property revenues or flex center property revenues on our company’s condensed consolidated statement of operations and as rent and other receivables on our company’s condensed consolidated balance sheets.

Under the rent abatement agreements reached during the year ended December 31, 2020 (our company did not enter into any such abatement agreements during the year ended December 31, 2021), we agreed to permanently abate rent in exchange for lease extensions of between one and three years, depending on the amount of the abatement. In one case, our company agreed to abate a portion of a tenant’s base rent in exchange for future rent payments based on the tenant’s monthly sales. For the years ended December 31, 2021 and 2020, the Company abated rents of $439,271 and $346,897, respectively. For the year ending December 31, 2022 the Company has agreed to abate rent of $174,330.

In addition to the deferrals and abatements, two tenants in our retail property centers declared bankruptcy and a third tenant defaulted on its lease during the year ended December 31, 2020. While under bankruptcy protection, the first tenant’s term expired on June 30, 2020 and our company was unable to collect rent totaling $18,750. This rent was recognized and then written off and is recorded as bad debt expense on our company’s consolidated statement of operations for the year ended December 31, 2020. No such amounts related to this lease were recorded during the year ended December 31, 2021. A second tenant declared bankruptcy and then emerged from bankruptcy protection during the year ended December 31, 2020. As part of the bankruptcy proceeding, the tenant’s lease was restructured, resulting in rent abatements of $53,760 and $77,653 for the years ended December 31, 2021 and 2020, respectively. Additionally, our company agreed to abate base rent of $22,760 for the year ended December 31, 2022 and $7,300 for the year ended December 31, 2023. Under the restructured lease, the Tenant’s lease term, which originally expired in 2023, was extended for one five-year period.

A third tenant defaulted on its lease and abandoned its premises. During the year ended December 31, 2020, we wrote off a total of $34,556 in rent and CAM. Of this amount, $16,842 was initially recorded as retail center property revenues, $8,817 was initially recorded as retail property tenant reimbursements on our company’s consolidated statement of operations for the year ended December 31, 2020 and $8,897 was initially recorded as retail center property revenues and retail property tenant reimbursements on our company’s consolidated statement of operations for the year ended December 31, 2019. These amounts were then recorded as bad debt expense on our company’s consolidated statement of operations for the year ended December 31, 2020. No such amounts related to this tenant were recorded to bad debt expense for the year ended December 31, 2021.

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

While rent collections from our retail and flex center properties have stabilized, the extent of the continued impact of COVID-19 and its new variants, including the delta variant, on revenues from our company’s retail and flex center properties and tenants remains uncertain and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the speed and effectiveness of vaccine and treatment developments and deployment, and potential mutations of COVID-19 and the response thereto.

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

Operating statistics for the year ended December 31, 2021, and the years ended December 31, 2020 and 2019, for the Hampton Inn Property were as follows:

	Occupancy			Average Daily Rate
Hampton Inn Property	2021	2020	2019	2021	2020	2019
January	47.8%	41.6%	43.9%	$72.85	$100.41	$94.57
February	68.3%	72.0%	51.9%	81.74	102.73	105.15
March	51.8%	33.3%	64.1%	94.10	106.98	109.11
April	56.3%	25.7%	62.3%	93.46	65.15	149.33
May	66.1%	41.5%	55.8%	102.11	67.87	111.37
June	70.4%	49.6%	72.1%	126.38	73.40	103.89
July	80.5%	65.1%	60.8%	104.80	71.34	110.57
August	69.5%	50.3%	75.7%	101.92	77.73	107.29
September (1)	N/A %	59.8%	65.0%	N/A	80.27	105.22
October	N/A %	41.8%	75.0%	N/A	99.43	160.01
November	N/A %	28.8%	66.6%	N/A	83.02	106.43
December	N/A %	24.4%	48.7%	N/A	75.67	99.43
Full Year	N/A %	44.4%	60.6%	N/A	$84.10	$113.41

(1)   Our company sold the Hampton Inn Property on August 31, 2021. Accordingly, no statistical data is presented for periods after the date of the sale.

During the period of the year ended December 31, 2020 that was impacted by COVID-19 (March through December 2020) significant portions of the Hampton Inn’s occupancy was generated by non-traditional sources, including an agreement with the City of Greensboro to house homeless families. During this period, this agreement resulted in 5,704 room nights of occupancy, or approximately 28 percent of the total occupied rooms during the year ended December 31, 2020 and 39 percent of the occupied rooms during the nine months of 2020 that were impacted by COVID-19 (March through December 2020). This agreement continued in January and ended in February 2021, resulting in 2,064 room nights of occupancy, or approximately 33 percent of the total occupied rooms during the year ended March 31, 2021 and 49 percent of the rooms occupied during January and February 2021. While these non-traditional sources of occupancy generated room nights, the average daily rate was significantly lower than prior periods and resulted in significantly reduced hotel property revenues.

Operating statistics for the year ended December 31, 2021, and the years ended December 31, 2020 and 2019, for the Clemson Best Western Property were as follows:

	Occupancy			Average Daily Rate
Clemson Best Western Property	2021	2020	2019 (1)	2021	2020	2019 (1)
January	100.0%	24.8%	27.4%	$55.13	$77.04	$98.10
February	100.0%	31.9%	34.8%	58.83	94.07	92.03
March	100.0%	26.7%	67.3%	59.05	90.58	92.61
April	100.0%	24.5%	47.4%	59.00	68.97	103.92
May	100.0%	19.9%	37.5%	42.23	61.54	109.69
June	100.0%	24.0%	38.4%	39.00	61.24	93.80
July	100.0%	22.7%	31.6%	39.00	56.13	85.34
August	100.0%	27.0%	47.2%	48.03	64.35	111.60
September	100.0%	65.0%	38.5%	59.00	67.59	161.11
October	100.0%	100.0%	38.3%	59.00	58.99	143.35
November	100.0%	100.0%	39.3%	59.00	58.48	121.87
December	100.0%	99.7%	28.4%	19.00	26.94	83.12
Full Year	100.0%	47.2%	34.9%	49.57	$59.08	$118.64

(1)   January through August 2019 data for the Clemson Best Western Property is from the prior owner. September 2019 data is from the September 2019 STR report for the Clemson Best Western Property.

Occupancy rates from September 2020 through December 2021 were a result of an occupancy agreement with Clemson University under which the University occupied the entire hotel from September 14, 2020 through December 15, 2020. In January 2021, this agreement was extended through May 5, 2021. In May 2021, this agreement was extended through May 2022.

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

Off-Balance Sheet Arrangements

As of December 31, 2021 and 2020, we have no off-balance sheet arrangements.

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

For our hotel property, revenues are recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services. Revenues from our company’s occupancy agreement with Clemson University are recognized as earned, which is as rooms are occupied by the University.

Our company adopted Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) effective on January 1, 2019. This adoption did not have a material impact on our company’s recognition of revenues from either its retail center properties, flex center properties or hotel properties.

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

Our company concludes that it is probable that it will be able to meet its obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance. For additional information regarding our company’s liquidity, see Note 5 – Loans Payable and Note 8 – Commitments and Contingencies in the notes to our company’s condensed consolidated financial statements.

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

Internal liquidity to fund operating needs will be provided primarily by the rental receipts from our retail properties and flex center property, and revenues from our hotel property. During the year ended December 31, 2021, the COVID-19 pandemic continued to impact our financial and operational results that provide the liquidity for operating needs. While our company recognized only $39,024 in bad debt expense for our retail and flex center properties during the year ended December 31, 2021 which were due to adjustments made to CAM expense reimbursements for current and prior periods, and were not related to COVID-19 business disruptions, our company’s retail property and flex property rent revenues continued to be impacted by (i) rent abatement agreements that resulted in rent abatements of $439,271 and $346,897, respectively, for the years ended December 31, 2021 and 2020, respectively, and (ii) a restructured lease agreement (under a tenant’s bankruptcy proceedings) that resulted in a rent abatement of $53,760 and $77,653 for the years ended December 31, 2021 and 2020, respectively.

For our Hampton Inn Property and Clemson Best Western Property, occupancy and revenues were significantly impacted by COVID-19 during 2020 and early 2021.

However, during the year ended December 31, 2021, our Clemson Best Western Property saw increased revenues resulting from the occupancy agreement with Clemson University.  Room revenues for the year ended December 31, 2021 were approximately 177 and 123 percent, respectively, of the room revenues for the years ended December 31, 2020 and 2019, respectively.  However, this trend is unlikely to continue when the Clemson University occupancy agreement ends in May 2022.

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

Cash Flows

At December 31, 2021, our consolidated cash and restricted cash on hand totaled $7,383,977 compared to consolidated cash on hand of $5,096,928 at December 31, 2020. Cash from operating activities, investing activities and financing activities for the year ended December 31, 2021 are as follows:

Operating Activities

During the year ended December 31, 2021 our cash provided by operating activities was $832,613 compared to cash used by operating activities of $1,684,934 for the year ended December 31, 2020, an increase of cash provided by operating activities of $2,517,547.

Cash flows from operating activities has two components. The first component consists of net operating loss adjusted for non-cash operating activities. During the year ended December 31, 2021, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $1,040,512.  During the year ended December 31, 2020, operating activities adjusted for non-cash items resulted in net cash used in operating activities of $435,537. The increase of $1,476,049 in cash flows from operating activities for the year ended December 31, 2021 was a result of improved operating performance across all property types. The improved property operations were offset by increased legal, accounting and other professional fees and corporate general and administrative expenses during the year ended December 31, 2021.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations.  During the year ended December 31, 2021, net changes in asset and liability accounts resulted in $207,899 in cash used in operations. During the year ended December 31, 2020, net changes in asset and liability accounts resulted in $1,249,397 in cash used in operations. This decrease of $1,041,498 in changes in assets and liabilities is a result of a decreased change in rent and other receivables, net, of $694,100, accounts payable and accrued liabilities of $344,440, and unbilled rent of $14,246, offset by a decreased change in other assets of $11,288.

The net of (i) the $1,476,049 increase in cash provided by operations from the first category and (ii) the $1,041,498 increase in cash provided by operations from the second category results in a total increase of cash provided in operations of $2,517,547 for the year ended December 31, 2021.

Investing Activities

During the year ended December 31, 2021, our cash used in investing activities was $19,142,727, compared to cash used in investing activities of $414,361 during the year ended December 31, 2020, an increase in cash used in investing activities of $18,728,366. During the year ended December 31, 2021, cash used in investing activities consisted of $20,750,571 used for the acquisition of the Lancer Center Property, Greenbrier Business Center Property and the Parkway Property, $536,685 in capitalized expenditures, including

$230,403 in building improvements, $62,504 in capitalized leasing commissions, $78,400 in site improvements, $132,379 in tenant improvements, and $32,999 in furniture, fixtures and equipment for our Clemson Best Western Hotel Property.  Cash used in investing activities was offset by cash received from the disposal of investment properties of $2,144,529.

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

The non-cash investing activity for the year ended December 31, 2021, that did not affect our cash provided by investing activities, was the transfer of investment properties, net, to assets held for sale, net of $9,683,555.

Financing Activities

During the year ended December 31, 2021, our cash provided by financing activities was $20,597,163 compared to cash provided by financing activities of $5,124,033 during the year ended December 31, 2020, an increase in cash provided by financing activities of $15,473,130. During the year ended December 31, 2021, financing activities generated $10,801,411 in net proceeds, after issuance costs, from a common stock issuance, net proceeds, after loan issuance costs, from new mortgages payable associated with the Lancer Center and Parkway acquisitions and the Franklin Square Property mortgage refinancing of $24,377,886, and net proceeds, after issuance costs, from the closing of the third tranche of our convertible debentures of $1,305,000.  In addition, we generated $504,000 from the investment of noncontrolling interests associated with the acquisition of the Parkway Property.  During the year ended December 31, 2021, cash used in financing activities included repayment of a line of credit, short term, of $325,000, repayment of mortgages payable, net of $14,914,830, consisting of regular, monthly mortgage debt principal payments of $639,830 and repayment of the original Franklin Square Property mortgage of $14,275,000, and dividends and distributions of $1,151,304.

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

Non-cash financing activities for the year ended December 31, 2021, that did not affect our cash provided by financing activities were the conversion of convertible debentures and accrued interest totaling $5,058,788 into common stock, the transfer of the mortgage payable, net, of $7,592,931, for the Clemson Best Western Property from mortgages payable, net, to mortgages payable, net, associated with assets held for sale on our condensed consolidated balance sheets, the assumption of the $4,481,600 mortgage payable, net, from the seller of the Greenbrier Business Center Property, and the $176,300 forgiveness of the Hampton Inn Property’s note payable under the SBA PPP loan program.

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

The primary, non-operating liquidity need of our company, is $325,323 to pay the dividends and distributions that were declared on December 22, 2021, payable on January 20, 2022 to common shareholders and operating partnership unit holders of record on January 13, 2022.  In addition, our company has approximately $872,925 in principal payments due on its mortgages payable during the year ending December 31, 2022.  In addition to liquidity required to fund these principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. Our company plans to pay these obligations through a combination of cash on hand, potential dispositions and operating cash.

The mortgage payable on our Clemson Best Western Property matures on October 6, 2022.  We have an option to extend the term of the mortgage by one year, until October 6, 2023, under certain conditions.  If we have not been successful in our efforts to sell the Clemson Best Western Property by the loan maturity date, we plan to exercise the option to extend the term of the mortgage.

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

To meet these future liquidity needs, we have the following resources:

●	$4,370,405 in unrestricted cash as of December 31, 2021
●	$3,013,572 held in lender reserves for the purposes of tenant improvements, leasing commissions, real estate taxes and insurance premiums
●	cash generated from operations during the year ended December 31, 2022, if any
●	Potential proceeds from issuances of common stock under our shelf registration or under the Standby Equity Purchase Agreement (see note 7 of the notes to the consolidated financial statements), although there is no guarantee that any such issuances will be successful in raising additional funds.

Our success in refinancing the debt, and executing on our strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and to continue to pay dividends may be limited without additional capital.

Results of Operations

Year ended December 31, 2021

Revenues

Total revenue was $11,472,549 for the year ended December 31, 2021, consisting of $5,634,396 in revenues from retail center properties, $4,635,331 from hotel properties and $1,202,822 from flex center properties. Total revenues for the year ended December 31, 2021 increased by $2,196,389 over the year ended December 31, 2020, resulting primarily from increased hotel property revenues, but also from new revenues from our retail center and flex center property acquisitions.

	For the year ended
	December 31,		Increase /
	2021	2020	(Decrease)
Revenues
Retail center properties	$5,634,396	$5,152,150	$482,246
Hotel properties	4,635,331	3,337,176	1,298,155
Flex center properties	1,202,822	786,834	415,988
Total Revenues	$11,472,549	$9,276,160	$2,196,389

Revenues from retail center properties were $5,634,396 for the year ended December 31, 2021, an increase of $482,246 over retail center property revenues for the year ended December 31, 2020. New revenues from the Lancer Center Property of $769,164 and increased revenues from the Ashley Plaza Property of $1,003 were offset by decreased revenues from the Franklin Square Property of $255,905 due to COVID lease concessions and $32,016 from the Hanover Square Property due to reduced common area maintenance reimbursement revenues.

	For the year ended
	December 31,		Increase /
	2021	2020	(Decrease)
Retail Center Properties
Franklin Square Property	$1,874,797	$2,130,702	$(255,905)
Hanover Square Property	1,316,148	1,348,164	(32,016)
Ashley Plaza Property	1,674,287	1,673,284	1,003
Lancer Center Property	769,164	—	769,164
	$5,634,396	$5,152,150	$482,246

Revenues from hotel properties were $4,635,331 for the year ended December 31, 2021, an increase of $1,298,155 over revenues from hotel properties for the year ended December 31, 2020, despite the sale of the Hampton Inn property on August 31, 2021.  Revenues from the Hampton Inn Property for the eight-month ownership period from January 1, 2021 through August 31, 2021, increased by $182,401 over the revenues for the full, 12 month of ownership during the year ended December 31, 2020, due to improved occupancy levels.  Revenues from the Clemson Best Western Property increased by $1,115,754 due to the occupancy agreement for the entire hotel during the year ended December 31, 2021.

	For the year ended
	December 31,		Increase /
	2021	2020	(Decrease)
Hotel Properties
Hampton Inn Property	$1,941,083	$1,758,682	$182,401
Clemson Best Western Property	2,694,248	1,578,494	1,115,754
	$4,635,331	$3,337,176	$1,298,155

Revenues from the flex center properties were $1,202,822 for the year ended December 31, 2021, an increase of $415,988 over revenues from flex center properties for the year ended December 31, 2020.  New revenues from the Greenbrier Business Center of $299,129 and Parkway of $148,117 were offset by decreased revenues from the Brookfield Center Property of $31,258 due to reduced common area maintenance reimbursement revenues.

	For the year ended
	December 31,		Increase /
Flex Center Properties	2021	2020	(Decrease)
Brookfield Center Property	$755,576	$786,834	$(31,258)
Greenbrier Business Center Property	299,129	—	299,129
Parkway Center Property	148,117	—	148,117
	$1,202,822	$786,834	$415,988

Operating Expenses

Total operating expenses were $10,782,686 for the year ended December 31, 2021, consisting of $1,557,319 in expenses from retail center properties, $3,102,951 in expenses from hotel properties, $344,395 in expenses from the flex center properties, $149,981 in share-based compensation expenses, $1,465,199 in legal, accounting and other professional fees, $654,137 in corporate general and administrative expenses, and $3,508,704 in depreciation and amortization.

	For the year ended
	December 31,		Increase /
	2021	2020	(Decrease)
Operating Expenses
Retail center properties (1)	$1,557,319	$1,793,675	$(236,356)
Hotel properties	3,102,951	3,164,646	(61,695)
Flex center property (2)	344,395	231,209	113,186
Total Investment Property Operating Expenses	5,004,665	5,189,530	(184,865)
Share based compensation expenses	149,981	569,995	(420,014)
Legal, accounting and other professional fees	1,465,199	1,258,863	206,336
Corporate general and administrative expenses	654,137	300,641	353,496
Loss on impairment	—	223,097	(223,097)
Impairment of assets held for sale	—	3,494,058	(3,494,058)
Depreciation and amortization	3,508,704	3,981,874	(473,170)
Total Operating Expenses	$10,782,686	$15,018,058	$(4,235,372)
(1)	Includes $38,346 and $431,143 of bad debt expense for the year ended December 31, 2021 and 2020, respectively.
(2)	Includes $678 and $0 of bad debt expense for the year ended December 31, 2021 and 2020, respectively.

Operating expenses for retail center properties were $1,557,319 for the year ended December 31, 2021, a decrease of $236,356 from retail center property operating expenses for the year ended December 31, 2020.  Decreased bad debt expense of $392,797 at our Franklin Square, Hanover Square and Ashley Plaza properties were the primary contributor to this reduction, but this decrease was partially offset by increased operating expenses from the acquisition of the Lancer Center Property.

	For the year ended
	December 30,		Increase /
	2021	2020	(Decrease)
Retail Center Properties
Franklin Square Property (1)	$668,812	$901,739	$(232,927)
Hanover Square Property (2)	331,248	451,593	(120,345)
Ashley Plaza Property (3)	329,124	440,343	(111,219)
Lancer Center Property (4)	228,135	—	228,135
Total	$1,557,319	$1,793,675	$(236,356)
(1)	Includes bad debt expense of $7,526 and $220,700 for the years ending December 31, 2021 and 2020, respectively.
(2)	Includes bad debt expense of $13,267 and $95,271 for the years ending December 31, 2021 and 2020, respectively.
(3)	Includes bad debt expense of $12,069 and $115,172 for the years ending December 31, 2021 and 2020, respectively.
(4)	Includes bad debt expense of $5,484 and $0 for the years ending December 31, 2021 and 2020, respectively.

Operating expenses for hotel properties were $3,102,951 for the year ended December 31, 2021, a decrease of $61,695 over operating expenses from hotel properties for the year ended December 31, 2020.  Operating expenses at the Hampton Inn Property decreased due to its sale on August 31, 2021.

	For the year ended
	December 30,		Increase /
	2021	2020	(Decrease)
Hotel Properties
Hampton Inn Property	$1,701,451	$1,755,684	$(54,233)
Clemson Best Western Property	1,401,500	1,408,962	(7,462)
	$3,102,951	$3,164,646	$(61,695)

Operating expenses from the flex center properties were $344,395 for the year ended December 31, 2021 an increase of $113,186 over flex center property operating expenses for the year ended December 31, 2020 due to new operating expenses from the Greenbrier Business Center and Parkway Property acquisitions and slightly increased operating expenses from the Brookfield Center Property.

	For the year ended
	December 30,		Increase /
	2021	2020	(Decrease)
Flex Center Properties
Brookfield Center Property (1)	$242,194	$231,209	$10,985
Greenbrier Business Center Property	75,279	—	75,279
Parkway Center Property	26,922	—	26,922
	$344,395	$231,209	$113,186

(1)   Includes $678 and $0 of bad debt expense for the year ended December 31, 2021 and 2020, respectively.

Operating Income (Loss)

Operating income for the year ended December 31, 2021 was $814,504 an increase of $6,556,402 over the operating loss of $5,741,898 for the year ended December 31, 2020. This increase was a result of (i) increased operating income from our retail center properties of $718,602 consisting of increases in operating income of $541,029 from the acquisition of the Lancer Center Property, $88,329 from the Hanover Square Property and $112,222 from the Ashley Plaza Property, offset by a decrease of $22,978 from the Franklin Square Property, (ii) increased operating income from our hotel properties of $1,359,850, consisting of an increase in operating income from the Hampton Inn Property of $236,634 and an increase in operating income from the Clemson Best Western Hotel Property of $1,123,216 and (iii) increased operating income of $302,802 from our flex center properties, consisting of new operating income of $223,850 from the acquisition of the Greenbrier Business Center Property and $121,195 from the acquisition of the Parkway Property offset by decreased net operating income from the Brookfield Center Property of $42,243, (iv) decreased depreciation and amortization expense of $473,170 resulting from the reclassification of the two hotel properties to assets held for sale, which results in the cessation of the recordation of depreciation and amortization expenses, (v) increased legal, accounting and other professional fees of $206,336, (vi) increased corporate general and administrative expenses of $353,496, (vii) decreased share based compensation expenses of $420,014, (viii) decreased loss on impairment of $223,097, (ix) decreased impairment of assets held for sale of $3,494,058, and (x) increased gain on sale of investment properties of $124,641.

Interest Expense

Interest expense was $5,534,255 and $3,960,626 for the year ended December 31, 2021 and 2020, respectively, as follows:

	For the year ended
	December 30,		Increase/
	2021	2020	(Decrease)
Franklin Square	$729,328	$698,342	$30,986
Hanover Square	451,833	445,875	5,958
Hampton Inn	475,844	811,214	(335,370)
Ashley Plaza	444,711	451,741	(7,030)
Clemson Best Western	590,946	662,276	(71,330)
Brookfield Center	201,037	203,633	(2,596)
Lancer Center	183,997	—	183,997
Greenbrier Business Center	64,353	—	64,353
Parkway Center	21,733	—	21,733
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	604,383	506,819	97,564
Amortization and interest on convertible debentures	1,760,973	136,171	1,624,802
Line of credit, short term	3,118	36,699	(33,581)
Related party notes payable, short term	—	5,835	(5,835)
Other interest	1,999	2,021	(22)
Total interest expense	$5,534,255	$3,960,626	$1,573,629

Total interest expense for the year ended December 31, 2021 increased by $1,573,629 over the year ended December 31, 2020. This increase was a result of (i) the write-off of unamortized discount, issuance costs and beneficial conversion feature resulting from the conversion of convertible debentures to common stock (which is recorded on our condensed consolidated statement of operations as a component of interest expense), (ii) increased interest expense on the mandatorily redeemable preferred stock, (iii) new interest expense from the acquisition of the Lancer Center Property, Greenbrier Business Center Property and Parkway Property, offset by (iv) reduced interest expense from the Hampton Inn Property mortgage as a result of its sale, (v) reduced loan issuance amortization expense for the Hampton Inn Property mortgage and the Clemson Best Western Hotel mortgage resulting from the reclassification to mortgages payable associated with assets held for sale, and (vi) reduced interest expense related to the line of credit, short term and related party notes payable, short term. Interest expense above includes non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock and the convertible debentures. See Note 5 of the accompanying notes to the Consolidated Financial Statements.

Other Income

During the year ended December 31, 2021, other income was $361,469, consisting of $200,000 in lease termination fee income, $176,300 loan forgiveness of the Hampton Inn Property PPP loan, and $10,472 of interest income, offset by other expenses of $27,281 related to the fair value change of the interest rate caps.  Other income of $361,469 for the year ended December 31, 2021 represented an increase of $240,487 over other income for the year ended December 31, 2020.

Net Loss

Net loss was $4,358,282 for the year ended December 31, 2021, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $4,364,264. Net loss was $9,581,542 for the year ended December 31, 2020, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $8,180,609 for the year ended December 31, 2020.

Net loss for the year ended December 31, 2021 decreased by $5,223,260 over the year ended December 31, 2020, before adjustments for net loss attributable to noncontrolling interests. This decrease was due to increased investment property operating income of $2,381,524, increased other income of $240,487, increased gain on disposal of investment properties of $124,641, decreased loss on impairment of $223,097 and decreased impairment of assets held for sale of $3,494,058, offset by increased interest expense of $1,573,629.

After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders for the year ended December 31, 2021 decreased by $3,816,345 over the year ended December 31, 2020.

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

Below is our company’s FFO, which is a non-GAAP measurement, for the year ended December 31, 2021:

Net income (loss)	$(4,358,282)
Depreciation of tangible real property assets (1)	1,912,353
Depreciation of tenant improvements (2)	437,372
Amortization of leasing commissions (3)	65,414
Amortization of intangible assets (4)	1,093,565
Gain on sale of investment properties (5)	(124,641)
Funds from operations	$(974,219)
(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.
(2)	Depreciation of tenant improvements, including those (i) acquired as part of the purchase of the retail center and flex center properties and (ii) those constructed by our company for the retail center properties and flex center property subsequent to their acquisition.
(3)	Amortization of leasing commissions paid for the retail center properties and flex center property subsequent to the acquisition of the properties.
(4)	Amortization of (i) intangible assets acquired as part of the purchase of the retail center properties and flex center property, including leasing commissions, leases in place and legal and marketing costs during the year ended December 31, 2021.
(5)	NAREIT’s December 2018 White Paper states “Gains and losses from the sale of depreciable real estate and land when connected to the main business of a REIT are excluded from the computation of FFO.”

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

Total AFFO for the year ended December 31, 2021 was as follows:

Funds from operations	$(974,219)
Amortization of above market leases (1)	250,504
Amortization of below market leases (2)	(274,528)
Straight line rent (3)	(198,594)
Capital expenditures (4)	(536,685)
Decrease in fair value of interest rate cap (5)	27,281
Amortization of loan issuance costs (6)	103,180
Amortization of preferred stock discount and offering costs (7)	204,383
Amortization of convertible debenture discount, offering costs, beneficial conversion feature (8)	1,718,487
Share-based compensation (9)	149,981
Bad debt expense (10)	39,024
Debt forgiveness (10)	(176,300)
Adjusted funds from operations (AFFO)	$332,514
(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets for the year ended December 31, 2021.
(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities for the year ended December 31, 2021.
(3)

Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the retail center properties and flex center property during the year ended December 31, 2021.

(4)

Adjustment to FFO for capital expenditures, including capitalized leasing commissions, tenant improvements, building and site improvements and purchases of furniture, fixtures and equipment that have not been reimbursed by property escrow accounts. See Investing Activities, above, for detail of capital expenditures during the year ended December 31, 2021.

(5)

Adjustment to FFO resulting from non-cash expenses recognized as a result of decreases in the fair value of the interest rate caps for the Hampton Inn Property and the Clemson Best Western Property during the year ended December 31, 2021.

(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages during the year ended December 31, 2021.
(7)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock discount over its five year term during the year ended December 31, 2021.
(8)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock offering costs over its five year term during the year ended December 31, 2021.
(9)	Adjustment to FFO resulting from non-cash expenses recorded for share-based compensation.
(10)

NAREIT’s December 2018 White Paper provides guidance on non-cash revenues and expenses, stating, “To provide an opportunity for consistent analysis of operating results among REITs, NAREIT encourages those reporting FFO to make supplemental disclosure of all material non-cash revenues and expenses affecting their results for each period. Our company has elected to include non-cash revenues (debt forgiveness) and non-cash expenses (bad debt expense) in its calculation of AFFO.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer has concluded, as of December 31, 2021, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer, evaluated, as of December 31, 2021, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our Chief Executive Officer concluded that our internal control over financial reporting, as of December 31, 2021, were effective.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2022 annual stockholders’ meeting.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2022 annual stockholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2022 annual stockholders’ meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2022 annual stockholders’ meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2022 annual stockholders’ meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

MEDALIST DIVERSIFIED REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Medalist Diversified REIT, Inc. and Subsidiaries

Richmond, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Medalist Diversified REIT, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021 and the related notes and schedule III (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Richmond, Virginia
March 15, 2022

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2021	2020
ASSETS
Investment properties, net	$69,407,915	$57,055,862
Cash	4,370,405	2,862,994
Restricted cash	3,013,572	2,233,934
Rent and other receivables, net of allowance of $13,010 and $4,693, as of December 31, 2021 and 2020, respectively	466,141	458,752
Assets held for sale	9,846,208	12,410,250
Unbilled rent	872,322	673,728
Intangible assets, net	4,200,392	3,256,362
Other assets	370,133	319,890
Total Assets	$92,547,088	$79,271,772

LIABILITIES
Accounts payable and accrued liabilities	$1,307,257	$1,308,056
Intangible liabilities, net	1,880,612	1,022,497
Line of credit, short term, net	—	325,000
Notes payable	—	176,300
Convertible debentures, net	—	2,260,565
Mortgages payable, net	54,517,822	48,094,354
Mortgages payable, net, associated with assets held for sale	7,615,368	10,352,000
Mandatorily redeemable preferred stock, net	4,227,640	4,023,257
Total Liabilities	$69,548,699	$67,562,029

EQUITY
Common stock, 16,052,617 and 4,803,445 shares issued and outstanding at December 31, 2021 and 2020, respectively	$160,526	48,032
Additional paid-in capital	49,645,426	33,105,099
Offering costs	(3,350,946)	(2,992,357)
Accumulated deficit	(24,981,346)	(19,298,987)
Total Stockholders' Equity	21,473,660	10,861,787
Noncontrolling interests - Hampton Inn Property	—	(224,383)
Noncontrolling interests - Hanover Square Property	146,603	189,784
Noncontrolling interests - Parkway Property	500,209	—
Noncontrolling interests - Operating Partnership	877,917	882,555
Total Equity	$22,998,389	$11,709,743
Total Liabilities and Equity	$92,547,088	$79,271,772

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ending December 31,
	2021	2020

REVENUE
Retail center property revenues	$4,719,289	$4,284,779
Retail center property tenant reimbursements	915,107	867,371
Flex center property revenues	934,230	559,641
Flex center property tenant reimbursements	268,592	227,193
Hotel property room revenues	4,590,372	3,207,405
Hotel property other revenues	44,959	129,771
Total Revenue	$11,472,549	$9,276,160

OPERATING EXPENSES
Retail center property operating expenses	$1,518,973	$1,362,532
Flex center property operating expenses	343,717	231,209
Hotel property operating expenses	3,102,951	3,164,646
Bad debt expense	39,024	431,143
Share based compensation expenses	149,981	569,995
Legal, accounting and other professional fees	1,465,199	1,258,863
Corporate general and administrative expenses	654,137	300,641
Loss on impairment	—	223,097
Impairment of assets held for sale	—	3,494,058
Depreciation and amortization	3,508,704	3,981,874
Total Operating Expenses	10,782,686	15,018,058
Gain on disposal of investment properties	124,641	—
Operating income (loss)	814,504	(5,741,898)
Interest expense	5,534,255	3,960,626
Net Loss from Operations	(4,719,751)	(9,702,524)
Other income	361,469	120,982
Net Loss	(4,358,282)	(9,581,542)
Less: Net income (loss) attributable to Hampton Inn Property noncontrolling interests	14,651	(1,131,765)
Less: Net loss attributable to Hanover Square Property noncontrolling interests	(8,781)	(23,167)
Less: Net loss attributable to Parkway Property noncontrolling interests	(3,791)	—
Less: Net income (loss) attributable to Operating Partnership noncontrolling interests	3,903	(246,001)
Net Loss Attributable to Medalist Common Shareholders	$(4,364,264)	$(8,180,609)

Loss per share from operations - basic and diluted	$(0.33)	$(1.74)

Weighted-average number of shares - basic and diluted	13,092,937	4,709,980

Dividends paid per common share	$0.04	$0.125

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

For the years ended December 31, 2021 and 2020

							Noncontrolling Interests
	Common Stock					Total		Hanover
			Additional	Offering	Accumulated	Shareholders'	Hampton Inn	Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Property	Partnership	Total Equity
Balance, December 31, 2019	4,500,302	$45,003	$31,702,345	$(2,992,357)	$(10,555,841)	$18,199,150	$1,282,782	$540,791	$—	$830,512	$20,853,235
Common stock issuances	50,000	$500	$122,500	$—	$—	$123,000	$—	$—	$—	$—	$123,000
Share based compensation	247,824	2,478	567,517	—	—	569,995	—	—	—	-	569,995
Operating partnership unit conversion	5,319	53	49,947	—	—	50,000	—	—	—	(50,000)	—
Convertible debenture beneficial conversion feature	—	—	662,788	—	—	662,788	—	—	—	—	662,788
Net loss	—	—	—	—	(8,180,609)	(8,180,609)	(1,131,765)	(23,167)	—	(246,001)	(9,581,542)
Dividends and distributions	—	—	—	—	(562,537)	(562,537)	—	(327,840)	—	(27,356)	(917,733)
Non-controlling interests	—	—	—	—	—	—	(375,400)	—	—	375,400	—

Balance, December 31, 2020	4,803,445	$48,034	$33,105,097	$(2,992,357)	$(19,298,987)	$10,861,787	$(224,383)	$189,784	$—	$882,555	$11,709,743
Common stock issuances	8,000,000	$80,000	$11,080,000	$—	$—	$11,160,000	$—	$—	$—	$—	$11,160,000
Share based compensation	67,256	673	149,308	—	—	149,981	—	—	—	—	149,981
Convertible debenture beneficial conversion feature	—	—	284,052	—	—	284,052	—	—	—	—	284,052
Conversion of convertible debentures	3,181,916	31,819	5,026,969	—	—	5,058,788	—	—	—	—	5,058,788
Offering costs	—	—	—	(358,589)	—	(358,589)	—	—	—	—	(358,589)
Net (loss) income	—	—	—	—	(4,364,264)	(4,364,264)	14,651	(8,781)	(3,791)	3,903	(4,358,282)
Dividends and distributions	—	—	—	—	(642,105)	(642,105)	(466,258)	(34,400)	—	(8,541)	(1,151,304)
Non-controlling interests	—	—	—	—	(675,990)	(675,990)	675,990	—	504,000	—	504,000

Balance, December 31, 2021	16,052,617	$160,526	$49,645,426	$(3,350,946)	$(24,981,346)	$21,473,660	$—	$146,603	$500,209	$877,917	$22,998,389

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(4,358,282)	$(9,581,542)

Adjustments to reconcile consolidated net loss to net cash flows from operating activities
Depreciation	2,415,139	3,067,556
Amortization	1,093,565	914,318
Loan cost amortization	103,180	279,951
Mandatorily redeemable preferred stock issuance cost and discount amortization	204,383	162,375
Convertible debenture issuance cost, discount and beneficial conversion feature amortization	1,718,487	119,870
Amortization of tenant inducements	—	7,100
Above (below) market lease amortization, net	(24,024)	6,142
Bad debt expense	39,024	431,143
Note payable forgiveness	(176,300)	(129,600)
Share-based compensation	149,981	569,995
Impairment of assets held for sale	—	3,494,058
Loss on impairment	—	223,097
Gain on sale of investment property	(124,641)	—

Changes in assets and liabilities
Rent and other receivables, net	(46,413)	(740,513)
Unbilled rent	(198,594)	(212,840)
Other assets	(50,243)	(38,955)
Accounts payable and accrued liabilities	87,351	(257,089)
Net cash flows from operating activities	832,613	(1,684,934)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment property acquisitions, net of cash acquired and assumed debt	(20,750,571)	—
Capital expenditures	(536,685)	(414,361)
Cash received from disposal of investment properties	2,144,529	—
Net cash flows from investing activities	(19,142,727)	(414,361)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(1,151,304)	(917,733)
Investment of noncontrolling interests	504,000	—
Proceeds from line of credit, short term, net	—	550,000
Repayment of line of credit, short term	(325,000)	(2,225,000)
Repayment of related party notes payable, short term	—	(852,000)
Proceeds from notes payable	—	305,900
Proceeds from mortgages payable, net	24,377,886	1,938,697
Repayment of mortgages payable	(14,914,830)	(463,196)
Proceeds from sale of mandatorily preferred stock, net of capitalized offering costs	—	3,860,882
Proceeds from sale of convertible debentures, net of capitalized offering costs	1,305,000	2,926,483
Proceeds from sales of common stock, net of capitalized offering costs	10,801,411	—
Net cash flows from financing activities	20,597,163	5,124,033

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,287,049	3,024,738
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	5,096,928	2,072,190
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$7,383,977	$5,096,928

CASH AND CASH EQUIVALENTS, end of period, shown in consolidated balance sheets	4,370,405	2,862,994
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in consolidated balance sheets	3,013,572	2,233,934
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the consolidated statements of cash flows	$7,383,977	$5,096,928

Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid	$4,065,121	$3,276,544

Non-cash transactions:
Conversion of convertible debentures and accrued interest to common stock	$5,058,788	$—
Transfer of investment properties, net to assets held for sale, net	9,683,555	—
Transfer of mortgages payable, net to mortgages payable associated with assets held for sale, net	7,592,931	—
Assumption of mortgage debt, net	4,481,600	—
Forgiveness of note payable	176,300	129,600
Exchange for 7.55 percent of the noncontrolling interest in the Hampton Inn Property	—	867,000
Exchange for 3.00 percent of the noncontrolling interest in the Hampton Inn Property	—	1,021,960
Issuance of operating partnership interests in exchange for 3.45 percent of the noncontrolling
interest in the Hampton Inn Property	—	375,400
Conversion of operating partnership units to common shares	—	123,000

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of December 31, 2021, the REIT, through the Operating Partnership, owned and operated eight properties, the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), the Shops at Hanover Square North (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 160,356 square foot retail property located in Goldsboro, North Carolina, the Clemson Best Western University Inn (the “Clemson Best Western Property”), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina, Brookfield Center, a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina (the “Brookfield Center Property”), the Lancer Center, a 178,626 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), the Greenbrier Business Center, an 89,290 square foot mixed-use industrial/office property located in Chesapeake, Virginia (the “Greenbrier Business Center Property”) and the Parkway Property, a 64,109 square foot mixed-use industrial office property located in Virginia Beach, Virginia (the “Parkway Property”). The Company owns 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owns the remaining 16 percent interest and 82 percent of the Parkway Property as a tenant in common with a noncontrolling owner which owns the remaining 18 percent interest.

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

The Company records depreciation on buildings and improvements utilizing the straight-line method over the estimated useful life of the asset, generally 5 to 42 years. The Company reviews depreciable lives of investment properties periodically and makes adjustments to reflect a shorter economic life, when necessary. Tenant allowances, tenant inducements and tenant improvements are amortized utilizing the straight-line method over the term of the related lease. Amounts allocated to buildings are depreciated over the estimated remaining life of the acquired building or related improvements.

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

The Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the year ended December 31, 2021. Other than the tenant-specific loss on impairment described below, the Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the year ended December 31, 2020, that would result in the projected value being below the carrying value of the Company’s properties. During June 2020 a tenant in the Company’s Franklin Square Property notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the carrying value of certain tangible and intangible assets and liabilities associated with this lease that (i) were recorded as part of the purchase of the Franklin Square Property and (ii) were related to this lease and which were recorded during the Company’s ownership of the Franklin Square Property, should be written off. As a result, the Company recorded a loss on impairment of $223,097 for the year ended December 31, 2020, as follows:

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

No such tenant-related loss on impairment was recorded during the year ended December 31, 2021.

Assets Held for Sale

The Company may decide to sell properties that are held as investment properties. The Company records these properties, and any associated mortgages payable, as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Properties classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell, an impairment charge is recognized. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement.   Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2020, the Company had committed to a plan to sell the Hampton Inn Property.  The Company’s plan was for the sale of an asset group that included the land, site improvements, building, building improvements and furniture, fixtures and equipment associated with the Hampton Inn Property. As of December 31, 2020, the Company determined that the carrying value of the Hampton Inn Property exceeded its fair value, less estimated costs to sell, and recorded impairment of assets held for sale of $3,494,058 on its consolidated statement of operations during the year ended December 31, 2020. There was no such impairment recorded during the year ended December 31, 2021. The impairment of assets held for sale represented the difference between the carrying value of the Hampton Inn Property and its estimated fair value, less estimated closing costs. The Company based its estimate of the fair value of the Hampton Inn Property on the actual contract sale price, less estimated closing costs, a level 2 input. The fair value measurement date was as of December 31, 2020. On August 31, 2021, the Company closed on the sale of the Hampton Inn Property (see Note 3, below).

During February 2021, the Company committed to a plan to sell the Clemson Best Western Hotel Property.  The Company’s plan is for the sale of an asset group that includes the land, site improvements, building, building improvements and furniture, fixtures and equipment associated with the Clemson Best Western Property.  The Company believes that the fair value, less estimated costs to sell, exceeds the Company’s carrying cost in the property, so the Company has not recorded any impairment of assets held for sale related to the Clemson Best Western Property for the year ended December 31, 2021.

See Note 3 for additional details on impairment of assets held for sale as of December 31, 2021 and 2020, respectively.

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

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually. The Company did not record any impairment adjustments to its intangible assets during the year ended December 31, 2021. During June 2020, a tenant in the Company’s Franklin Square Property notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the book value of the intangible assets and liabilities, net, associated with this lease of $51,737 that were recorded as part of the purchase of the Franklin Square Property should be written off. This amount is included in the loss on impairment reported on the Company’s consolidated statement of operations for the year ended December 31, 2020. (See the table above.)

Details of the deferred costs, net of amortization, arising from the Company’s purchases of its retail center properties and flex center properties are as follows:

	December 31,
	2021	2020
Intangible Assets
Leasing commissions	$1,153,736	$948,427
Legal and marketing costs	163,019	86,786
Above market leases	360,509	402,895
Net leasehold asset	2,523,128	1,818,254
	$4,200,392	$3,256,362

Intangible Liabilities
Below market leases, net	$(1,880,612)	$(1,022,497)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the years ended December 31, 2021 and 2020, respectively, were as follows:

	For the year ended December 31,
	2021	2020
Amortization of above market leases	$(250,504)	$(221,390)
Amortization of below market leases	274,528	215,248
	$24,024	$(6,142)

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the years ended December 31, 2021 and 2020, respectively, were as follows:

	For the year ended December 31,
	2021	2020
Leasing commissions	$(208,650)	$(178,915)
Legal and marketing costs	(37,441)	(29,515)
Net leasehold asset	(847,474)	(679,937)
	$(1,093,565)	$(888,367)

As of December 31, 2021 and 2020, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $2,779,370 and $2,353,103, respectively.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	2022	2023	2024	2025	2026	2027-2040	Total
Intangible Assets
Leasing commissions	$225,858	$180,039	$140,415	$117,224	$83,900	$406,300	$1,153,736
Legal and marketing costs	55,857	41,363	23,911	14,122	7,091	20,675	163,019
Above market leases	182,585	84,928	36,312	19,224	13,562	23,898	360,509
Net leasehold asset	920,572	458,836	297,023	213,034	133,627	500,036	2,523,128
	$1,384,872	$765,166	$497,661	$363,604	$238,180	$950,909	$4,200,392

Intangible Liabilities
Below market leases, net	$(356,054)	$(260,491)	$(191,865)	$(140,004)	$(107,217)	$(824,981)	$(1,880,612)

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the years ended December 31, 2021 and 2020, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. The Company’s credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. As of December 31, 2021, the Company held five cash accounts with an aggregate balance that exceeded the FDIC limit by $2,377,633. As of December 31, 2020, the Company held two cash accounts with balances that exceeded the FDIC limit by an aggregate amount of $1,719,233.

Restricted cash represents (i) amounts held by the Company for tenant security deposits, (ii) escrow deposits held by lenders for real estate tax, insurance, and operating reserves, (iii) an escrow for the first year of dividends on the Company’s mandatorily redeemable preferred stock, and (iv) capital reserves held by lenders for investment property capital improvements.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of December 31, 2021 and 2020, the Company reported $222,265 and $109,059, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and other operating reserves. As of December 31, 2021 and 2020, the Company reported $1,523,837 and $1,352,723, respectively, in escrow deposits.

An escrow of $371,111 for the first year of dividends on the Company’s mandatorily redeemable preferred stock was created at issuance and was held by a financial institution under an escrow agreement by which the funds were restricted for payment of dividends on the Company’s mandatorily redeemable preferred stock for the first 12 months. As of December 31, 2021 and 2020, the balance of the preferred dividend escrow was $0 and $97,632, respectively.  (See Note 4 for further discussion of the Company’s mandatorily redeemable preferred stock).

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions furniture, fixtures and equipment, and tenant improvements. As of December 31, 2021 and 2020, the Company reported $1,267,470 and $674,520, respectively, in capital property reserves.

	December 31,
Property and Purpose of Reserve	2021	2020
Hampton Inn Property - furniture, fixtures and equipment	$—	$18,460
Clemson Best Western Property - improvements	50,012	50,009
Clemson Best Western Property - furniture, fixtures and equipment	275,109	149,752
Franklin Square Property - leasing costs	700,000	408,278
Brookfield Center Property - maintenance reserve	92,349	48,021
Greenbrier Business Center - capital reserve	150,000	—
Total	$1,267,470	$674,520

Revenue Recognition

Retail and Flex Center Property Revenues

The Company recognizes minimum rents from its retail center properties and flex center properties on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the consolidated balance sheets. As of December 31, 2021 and 2020, the Company reported $872,322 and $673,728, respectively, in unbilled rent.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, on the consolidated statements of operations under the captions “Retail center property tenant reimbursements” and “Flex center property tenant reimbursements.” This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives payments for these reimbursements from substantially all its tenants on a monthly basis throughout the year.

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final.  During the years ended December 31, 2021 and 2020, respectively, the Company recognized $113,493 and $14,934, respectively, in retail center and flex center property tenant reimbursement revenues resulting from differences between previously estimated recoveries and the final billed amounts.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. During the year ended December 31, 2021, the Company received a $200,000 lease termination fee from a tenant in the Company’s Franklin Square Property. The Company recorded this revenue as other income on the Company’s consolidated statements of operation for the year ended December 31, 2021. For the year ended December 31, 2020, no such termination fee revenues were recognized.  Upon early lease termination, any unrecovered intangibles and other assets are written off as a loss on impairment.  All unrecovered intangibles and other assets associated with the tenant in the Company’s Franklin Square Property which terminated its lease had been fully depreciated or amortized prior to the termination.  Accordingly, during the years ended December 31, 2021 and 2020, respectively, no such loss on impairment was recognized.

Hotel Property Revenues

Hotel revenues (from the Hampton Inn Property and Clemson Best Western Property) are recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services. Revenues from the Company’s occupancy agreement with Clemson University are recognized as earned, which is as rooms are occupied or otherwise reserved for use by the University.

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

Hotel Property Operating Expenses

All personnel of the Hampton Inn Property and Clemson Best Western Property are directly or indirectly employees of Marshall Hotels and Resorts, Inc. (“Marshall”), the Company’s hotel management firm. In addition to fees and services discussed above, the Hampton Inn Property and Clemson Best Western Property reimburse Marshall for all employee related service costs, including payroll salaries and wages, payroll taxes and other employee benefits paid by Marshall on behalf of the respective property. For the Hampton Inn Property, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the years ended December 31, 2021 (the Company sold the Hampton Inn Property on August 31, 2021) and December 31, 2020, were $622,844 and $642,760, respectively. For the Clemson Best Western Property, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the years ended December 31, 2021 and 2020, were $468,897 and $463,175, respectively. The amounts are included in hotel property operating expenses in the accompanying consolidated statements of operations.

Rent and other receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of December 31, 2021 and 2020, the Company’s allowance for uncollectible rent totaled $13,010 and $4,693, respectively, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables. Management determined that no additional general reserve is considered necessary as of December 31, 2021 and 2020, respectively.

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

During the years ended December 31, 2021 and 2020, respectively, the Company’s Hampton Inn TRS entity generated a tax loss, so no income tax expense was recorded. During the year ended December 31, 2021, the Company’s Clemson Best Western TRS entity generated taxable income. During the year ended December 31, 2020, the Company Clemson Best Western TRS entity generated a taxable loss. The Company believes that the net operating loss carry forward from the year ended December 31, 2020, and prior years, will offset the taxable income for the year ended December 31, 2021, so no income tax expense was recorded.

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

Noncontrolling Interests

There are three elements of noncontrolling interests in the capital structure of the Company. The ownership interests not held by the REIT are considered noncontrolling interests. Accordingly, noncontrolling interests have been reported in equity on the consolidated balance sheets but separate from the Company’s equity. On the consolidated statements of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests. The Company’s consolidated statements of changes in stockholders’ equity includes beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

The first noncontrolling interest is in the Hampton Inn Property. In 2017, the noncontrolling owner of the Hampton Inn Property provided $2.3 million as part of the acquisition of the Hampton Inn Property for a 36 percent tenancy in common ownership interest. The Company acquired a 64 percent tenancy in common interest through its subsidiaries. Effective on January 1, 2020, the Company entered into a transaction with the noncontrolling owner of the Hampton Inn Property by which the noncontrolling owner exchanged (i) 7.55 percent of its tenant in common interest in the Hampton Inn Property for the settlement of $867,000 in advances made by the Company to the Hampton Inn Property (of which $312,120, or 36 percent, were made on behalf of the noncontrolling owner); and (ii) 3.45 percent of its tenant in common interest in the Hampton Inn Property for 93,850 units of the Operating Partnership. As a result of this transaction, effective on January 1, 2020, the Company’s tenant-in-common interest in the Hampton Inn Property increased from 64 percent to 75 percent, and the noncontrolling owner’s tenant-in-common interest decreased from 36 percent to 25 percent. Effective on November 9, 2020, the noncontrolling owner exchanged 3 percent of its tenant in common interest in the Hampton Inn Property for the settlement of $1,021,960 in advances made by the Company to the Hampton Inn Property (of which $255,490, or 25 percent, were made on behalf of the noncontrolling owner). As a result of this transaction, the Company’s tenant-in-common interest in the Hampton Inn Property increased from 75 percent to 78 percent, and the noncontrolling owner’s tenant-in-common interest decreased from 25 percent to 22 percent. During the year ended December 31, 2021, as part of the close out of its ownership of the Hampton Inn Property, the Company reallocated $675,990 of accumulated deficit from the noncontrolling interest’s accumulated deficit to the Company’s accumulated deficit. These transactions did not have any impact on the Company’s total assets, liabilities or shareholder’s equity or total equity as of December 31, 2021 or December 31, 2020.

The Hampton Inn Property’s net income (loss) is allocated to the noncontrolling ownership interest based on its percent ownership. During the year ended December 31, 2021, 22 percent of the Hampton Inn’s net income of $66,595, or $14,651, was allocated to the noncontrolling partnership interest. During the year ended December 31, 2020, a weighted average of  22.68 percent of the Hampton Inn’s net loss of $4,990,531, or $1,131,765, was allocated to the noncontrolling partnership interest.

The second noncontrolling interest is in the Hanover Square Property in which the Company owns an 84 percent tenancy in common interest through its subsidiary and an outside party owns a 16 percent tenancy in common interest. The Hanover Square Property’s net loss is allocated to the noncontrolling ownership interest based on its 16 percent ownership. During the year ended December 31, 2021, 16 percent of the Hanover Square Property’s net loss of $54,888, or $8,781, was allocated to the noncontrolling ownership interest.  During the year ended December 31, 2020, 16 percent of the Hanover Square Property’s net loss of $144,795, or $23,167 was allocated to the noncontrolling ownership interest.

The third noncontrolling interest is in the Parkway Property in which the Company owns an 82 percent tenancy in common interest through its subsidiary and an outside party owns an 18 percent tenancy in common interest. The Parkway Property’s net loss is allocated to the noncontrolling ownership interest based on its 18 percent ownership. During the year ended December 31, 2021, 18 percent of the Parkway Property’s net loss of $21,062 or $3,791, was allocated to the noncontrolling ownership interest.  Since the Company acquired the Parkway Property during the year ended December 31, 2021, no such noncontrolling interest allocation was made during the year ended December 31, 2020.

The fourth noncontrolling ownership interest are the units in the Operating Partnership that are not held by the REIT. In 2017, 125,000 Operating Partnership units were issued to members of the selling LLC which owned the Hampton Inn Property who elected to participate in a 721 exchange, which allows the exchange of interests in real property for shares in a real estate investment trust. These members of the selling LLC invested $1,175,000 in the Operating Partnership in exchange for 125,000 Operating Partnership units. Additionally, as discussed above, effective on January 1, 2020, 93,850 Operating Partnership units were issued in exchange for approximately 3.45 percent of the noncontrolling owner’s tenant in common interest in the Hampton Inn Property. On August 31, 2020, a unitholder converted 5,319 Operating Partnership units into shares of Common Stock. As of December 31, 2021, there were 213,531 Operating Partnership units outstanding.

The Operating Partnership units not held by the REIT represent 1.31 percent and 4.26 percent of the outstanding Operating Partnership units as of December 31, 2021 and 2020, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships units are issued or as units are exchanged for the Company’s $0.01 par value per share Common Stock. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period.The Operating Partnership’s net loss is allocated to the noncontrolling unit holders based on their ownership interest.

During the year ended December 31, 2021, a weighted average of 1.82 percent of the Operating Partnership’s net income of $214,333, or $3,903, was allocated to the noncontrolling unit holders. During the year ended December 31, 2020, a weighted average of 4.34 percent of the Operating Partnership’s net loss of $5,663,167, or $246,001, was allocated to the noncontrolling unit holders.

Recent Accounting Pronouncements

For each of the accounting pronouncements that affect the Company, the Company has elected or plans to elect to follow the rule that allows companies engaging in an initial public offering as an Emerging Growth Company to follow the private company implementation dates.

Accounting for Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842).  The amendments in this update govern a number of areas including, but not limited to, accounting for leases, replacing the existing guidance in ASC No. 840, Leases.  Under this standard, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, would be recognized as assets and liabilities, respectively, on the balance sheets.  Other significant provisions of this standard include (i) defining the “lease term” to include the non-cancelable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheets to contemplate only those variable lease payments that depend on an index or that are in substance “fixed,” (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits and (iv) a requirement to bifurcate certain lease and non-lease components.  The lease standard was effective for public companies for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years) and for private companies, fiscal years beginning after December 15, 2019, with early adoption permitted. The FASB subsequently deferred the effective date of ASU 2016-02 for private companies by one year, to fiscal years beginning after December 15, 2020, to provide those companies with additional time to address various implementation challenges and complexities. In June 2020, the FASB further deferred the effective date due to the effects on private companies from business and capital market disruptions caused by the novel coronavirus (“COVID-19”) pandemic. ASU 2016-02 is now effective for private companies for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. The Company is adopting the standard effective on January 1, 2022. The accounting for leases under which the Company is the lessor remains largely unchanged and the Company is not currently a “lessee” under any lease agreements. Management does not believe that the adoption of ASU 2016-02 will have a material impact on the Company’s consolidated financial statements.

Due to the business disruptions and challenges severely affecting the global economy caused by the COVID-19 pandemic, lessors may provide rent deferrals and other lease concessions to lessees. In April 2020, the FASB staff issued a question and answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under the existing lease guidance in either ASC 840 or ASC 842 prior to the issuance of the Lease Modification Q&A, the Company would have been required to determine, on a lease-by-lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated within the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A allowed the Company, based on certain criteria, to bypass the lease-by-lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company elected the practical expedient and elected not to apply lease modification accounting on a lease-by-lease basis where applicable. As a result, $261,853 and $228,345 of deferred rent resulting from lease concessions due to COVID-19 is included in accounts receivable on the Company’s consolidated balance sheets as of December 31, 2021 and 2020, respectively.

In addition to the deferred rent agreements granted by the Company, the Company has abated rent payments totaling  $786,168 from various tenants that would have been paid from the March 2020 onset of the COVID-19 pandemic through December 31, 2021. For the years ended December 31, 2021 and 2020, respectively, abated rent revenues are as follows:

	Years ended December 31,
	2021	2020
Rent abated	$439,271	$346,897

	Through December 31,
	2021	2020
Cumulative rent abated	$786,168	$346,897

Rent abatements granted prospectively (those granted in advance of the due date of the abated rental payments), are recorded as a reduction to retail center property revenues on the Company’s consolidated statement of operations for the periods in which the abatement was granted.  Rent abatements granted retroactively (those granted for past due, unpaid rent that has already been recognized as rent revenue on the Company’s consolidated statement of operations), are recorded as a bad debt expense on the Company’s consolidated statement of operations during the period in which the abatement was retroactively granted.  For the year ended December 31, 2021, bad debt expense was $39,024, and resulted from adjustments made to CAM expense reimbursements for current and prior periods that were not related to COVID-19 business disruptions. For the year ended December 31, 2020, bad debt expense was $431,143, and was related to COVID-19 business disruptions that resulted in the rent abatements granted retroactively (discussed above) and tenant bankruptcies and defaults (see “other risks and uncertainties” in Note 8, below). Projected future rent abatements are reflected as reductions of future minimum rents in Note 6, below.

Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, such as accounts receivable and loans. The guidance will require that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. The Company is continuing to evaluate the impact the adoption of the guidance will have on its consolidated financial statements.  Credit losses primarily arise from tenant defaults and historically have not been significant.  The Company will adopt the update on the required effective date of January 1, 2023, and does not expect it to have a material impact on its consolidated financial statements.

Effects of Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The London Interbank Offered Rate (LIBOR), which is widely used as a reference interest rate in debt agreements and other contracts, was effectively discontinued for new contracts as of December 31, 2021, and its publication for existing contracts is scheduled to be discontinued by June 30, 2023. Financial market regulators in certain jurisdictions throughout the world undertook reference rate reform initiatives to guide the transition and modification of debt agreements and other contracts that are based on LIBOR to the successor reference rate that will replace it. ASU 2020-04 was issued to provide companies that are impacted by these changes with the opportunity to elect certain expedients and exceptions that are intended to ease the potential burden of accounting for or recognizing the effects of reference rate reform on financial reporting.  Companies may generally elect to make use of the expedients and exceptions provided by ASU 2020-04 for any reference rate contract modifications that occur in reporting periods that encompass the timeline from March 12, 2020 to December 31, 2022. The Company’s Clemson Best Western Property mortgage loan and its corresponding interest rate protection agreement use USD LIBOR as the reference interest rate (see Note 5, below).  However, that loan matures in October 2022, which is prior to the date that publication of the applicable USD LIBOR rate is discontinued, therefore no transition to a replacement reference rate is currently expected.  The Company’s newly-acquired Parkway Property is financed by a mortgage loan with a corresponding interest rate protection agreement which both use USD LIBOR as the reference interest rate (see Note 5, below).  The mortgage loan matures on November 1, 2031, and the interest rate protection agreement expires on December 1, 2026.  The Company is continuing to review the guidance in ASU 2020-04 and anticipates that it will use the expedients and exceptions provided therein with respect to the replacement of USD LIBOR as the reference rate in the Parkway Property mortgage loan and corresponding interest rate protection agreement.  However, the Company does not expect that any changes under ASU 2020-04 will have a material impact on its consolidated financial statements.

Debt With Conversion Options

In August 2020, the FASB issued ASU 2020-06, Debt - Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The objective of ASU 2020-06 is to reduce the current complexity involved in accounting for convertible financial instruments by reducing the number of accounting models applicable to those instruments in the existing guidance.  Following the adoption of ASU 2020-06, companies are expected to encounter fewer instances in which a convertible financial instrument must be separated into a debt or equity component and a derivative component for accounting purposes due to the embedded conversion feature. As a result of these revisions, debt instruments issued with a beneficial conversion feature will no longer require separation and thus will be accounted for as a single debt instrument under the updated guidance.  In addition to those changes, ASU 2020-06 adds several incremental financial statement disclosures with respect to a company’s convertible financial instruments and makes certain refinements with respect to calculating the effect of those instruments on a company’s diluted earnings per share.  ASU 2020-06 is effective for public companies for fiscal years beginning after December 15, 2021 (including interim periods within those fiscal years), and for private companies, fiscal years beginning after December 15, 2023. Early adoption of the guidance is permitted, but no earlier than fiscal years beginning after December 15, 2020. As discussed in Note 5, below, during the period from October 2020 to January 2021, the Company issued debentures that were convertible into shares of its common stock. While those debentures were subject to the accounting guidance for convertible financial instruments, they were fully converted into common stock during the period from January to May 2021 and are no longer outstanding. The Company is continuing to evaluate the changes to the accounting guidance for convertible financial instruments set forth under ASU 2020-06 and will adopt the updated guidance as of January 1, 2024, with application to any convertible instruments that may be outstanding at or issued after that date.

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

3.    Investment Properties

Investment properties consist of the following:

	December 31,
	2021	2020 (1)
Land	$14,142,555	$12,281,693
Site improvements	4,431,338	3,751,212
Buildings and improvements (2)	57,322,242	45,137,682
Furniture, fixtures and equipment	—	825,147
Investment properties at cost (3)	75,896,135	61,995,734
Less accumulated depreciation	6,488,220	4,939,872
Investment properties, net	$69,407,915	$57,055,862
(1)	As of December 31, 2020, the Clemson Best Western Property is recorded as an investment property. As of December 31, 2021, the Clemson Best Western Property is recorded as an asset held for sale. Please see the note on “assets held for sale”, below.
(2)	Includes tenant improvements (both those acquired at the acquisition and those constructed after the acquisition), tenant inducements, capitalized leasing commissions and other capital costs incurred post-acquisition.
(3)	Excludes intangible assets and liabilities (see Note 2, above, for a discussion of the Company’s accounting treatment of intangible assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $2,415,139 and $3,067,556 for the years ended December 31, 2021, and 2020, respectively.

Capitalized tenant improvements

The Company carries two categories of capitalized tenant improvements on its consolidated balance sheets, both of which are recorded under investment properties, net on the Company’s consolidated balance sheets. The first category is the allocation of acquisition costs to tenant improvements that is recorded on the Company’s consolidated balance sheet as of the date of the Company’s acquisition of the investment property. The second category are tenant improvement costs incurred and paid by the Company subsequent to the acquisition of the investment property. Both are recorded as a component of investment properties on the Company’s consolidated balance sheets. Depreciation expense on both categories of tenant improvements is recorded as a component of depreciation expense on the Company’s consolidated statement of operations.

The Company generally records depreciation of capitalized tenant improvements on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	December 31,
	2021	2020
Capitalized tenant improvements – acquisition cost allocation, net	$1,840,612	$1,155,505
Capitalized tenant improvements incurred subsequent to acquisition, net	257,340	179,919

During the years ended December 31, 2021 and 2020, the Company recorded $143,079 and $60,000, respectively, in capitalized tenant improvements. During June 2020, a tenant in the Company’s Franklin Square Property notified the Company that it was abandoning its leased premises and defaulting on its lease. The Company determined that the capitalized tenant improvement associated with this lease that was recorded as part of the purchase of the Franklin Square Property and carried on the Company’s consolidated balance sheets related to this lease of $81,860 should be written off. This amount is included in the loss on impairment reported on the Company’s consolidated statement of operations for the year ended December 31, 2020. No such loss on impairment was recorded during the year ended December 31, 2021.

Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $65,658 and $45,843 for the years ended December 31, 2021 and 2020, respectively.

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $371,714 and $267,118 for the years ended December 31, 2021 and 2020, respectively.

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

The Company generally records depreciation of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	December 31,
	2021	2020
Capitalized leasing commissions, net	$356,327	$346,437

During the years ended December 31, 2021 and 2020, the Company recorded $75,304 and $56,746, respectively in capitalized leasing commissions. Depreciation of capitalized leasing commissions was $65,414 and $49,578 for the years ended December 31, 2021 and 2020, respectively.

Assets held for sale

The Company records properties as assets held for sale, and any associated mortgages payable, net, as mortgages payable, net, associated with assets held for sale, on the Company’s consolidated balance sheets when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.

During February 2021, the Company committed to a plan to sell an asset group associated with the Clemson Best Western Hotel Property that includes the land, site improvements, building, building improvements and furniture, fixtures and equipment.  As a result, as of March 31, 2021, the Company reclassified these assets, and the related mortgage payable, net, for the Clemson Best Western Property as assets held for sale and liabilities associated with assets held for sale, respectively. The Company expects that it will retain cash and restricted cash and will be responsible for the extinguishment of any accounts payable and other liabilities associated with the Clemson Best Western Property. As of December 31, 2021, management believes that its plans to sell the Clemson Best Western Hotel

Property continue to meet the criteria for the asset to be recorded an asset held for sale and, as of December 31, 2021, the assets held for sale on the Company’s consolidated balance sheets included certain assets associated with the Clemson Best Western Property. The Company believes that the fair value, less estimated costs to sell, exceeds the Company’s carrying cost, so the Company has not recorded any impairment of assets held for sale related to the Clemson Best Western Property for the year ended December 31, 2021 or 2020.

As of December 31, 2020, the Company committed to a plan to sell an asset group associated with the Hampton Inn Property that includes the land, site improvements, building, building improvements and furniture, fixtures and equipment. As a result, as of December 31, 2020, the Company reclassified these assets, and the related mortgage payable, net, for the Hampton Inn Property as assets held for sale and liabilities associated with assets held for sale, respectively. The Company expected that it would retain cash and restricted cash and would be responsible for the extinguishment of any accounts payable and other liabilities associated with the Hampton Inn Property. Accordingly, these amounts were excluded from the assets and related liabilities that had been reclassified as assets held for sale and liabilities associated with assets held for sale as of December 31, 2020. For the year ended December 31, 2020, the Company recorded an impairment charge of $3,494,058 on assets held for sale. This impairment charge resulted from reducing the carrying value of the Hampton Inn Property for the amounts that exceeded the property’s estimated fair value less estimated selling costs. See Note 2, above. The Company closed on the sale of the Hampton Inn Property on August 31, 2021. (See “Sale of investment property”, below.)

As of December 31, 2021 and 2020, assets held for sale and liabilities associated with assets held for sale consisted of the following:

	December 31,
	2021	2020
Investment properties, net	$9,846,208	$12,410,250
Total assets held for sale	$9,846,208	$12,410,250

	December 31,
	2021	2020
Mortgages payable, net	$7,615,368	$10,352,000
Total liabilities associated with assets held for sale	$7,615,368	$10,352,000

Sale of investment property

On August 31, 2021, the Company sold the Hampton Inn Property to an unrelated third party for a sale price of $12.9 million, resulting in a gain on sale of investment properties of $124,641 reported on the Company’s consolidated statement of operations for the year ended December 31, 2021. The Company did not report any gain or loss on the sale of investment properties for the year ended December 31, 2020.

The Company reports properties that are either previously disposed of or currently held for sale in continuing operations in the Company’s consolidated statements of operations if the disposition, or anticipated disposition, of the assets does not represent a shift in the Company’s investment strategy. The Company’s sale of the Hampton Inn Property and plan to sell the asset group associated with the Clemson Best Western Hotel Property do not constitute a change in the Company’s investment strategy, which continues to include limited service hotels as a targeted asset class.

Operating results of the Hampton Inn Property, which are included in continuing operations, are as follows:

	Year ended December 31,
	2021	2020
Hotel property room revenues	$1,912,809	$1,697,432
Hotel property other revenues	28,274	61,250
Total Revenue	1,941,083	1,758,682
Hotel property operating expenses	1,701,451	1,755,684
Depreciation and amortization	—	677,560
Total Operating Expenses	1,701,451	2,433,244
Gain on disposal of investment properties	124,641	—
Operating Income (Loss)	364,273	(674,562)
Interest expense	475,844	811,214
Net Loss from Operations	(111,571)	(1,485,776)

Other income (loss)	178,166	(10,697)
Net Income (Loss)	66,595	(1,496,473)
Net income (loss) attributable to Hampton Inn Property noncontrolling interests	14,651	(1,131,765)
Net Income (Loss) Attributable to Medalist Common Shareholders	$51,944	$(364,708)

2021 Property Acquisitions

The Lancer Center Property

On May 14, 2021, the Company completed its acquisition of the Lancer Center Property, a 178,626 square foot retail property located in Lancaster, South Carolina, through a wholly owned subsidiary. The Lancer Center Property, built in 1987, was 100 percent leased as of December 31, 2021 and is anchored by KJ’s Market, Big Lots, Badcock Furniture, and Harbor Freight. The purchase price for the Lancer Center Property was $10,100,000, less a $200,000 credit to the Company for major repairs, paid through a combination of cash provided by the Company and the incurrence of new mortgage debt. The Company’s total investment, including $143,130 of loan issuance costs, was $10,205,385. The Company incurred $305,385 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

The Greenbrier Business Center Property

On August 27, 2021, the Company completed its acquisition of the Greenbrier Business Center Property, an 89,290 square foot mixed-use industrial/office property, through a wholly owned subsidiary. The Greenbrier Business Center Property was previously owned by Medalist Fund II-B, LLC, a Virginia limited liability company, which is also managed by the Company’s external manager. This transaction was completed at arms-length. The Greenbrier Business Center Property, built in 1987, was 86.8 percent leased as of December 31, 2021. Major tenants include Bridge Church, Superior Staffing, Consolidated Electrical Distributors and Mid-Atlantic Office Technologies. The purchase price for the Greenbrier Business Center Property was $7,250,000, paid through a combination of cash provided by the Company and the assumption of mortgage debt. The Company’s total investment, including $13,400 of loan issuance costs, was $7,578,762. The Company incurred $178,763 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

The Parkway Property

On November 1, 2021, the Company completed its acquisition of an undivided 82% tenant-in-common interest in the Parkway Property, a 64,109 square foot mixed-use industrial/office property, through a wholly owned subsidiary.  The Parkway Property, built in 1984, was 100% occupied as of December 31, 2021, and is anchored by the City of Virginia Beach and GBRS Group.  The purchase price for the Parkway Property was $7,300,000, paid through a combination of $2,138,795 in cash provided by the Company, $469,492 in cash from an unaffiliated tenant-in-common, and net mortgage loan proceeds of approximately $4,989,737. The Company’s total investment, including $110,263 of loan issuance costs, was $7,598,024.  The Company incurred $298,024 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.  The Company purchased the Parkway Property as a tenant-in-common with PMI Parkway, LLC, an unaffiliated party. The Company acquired an 82% interest in the Parkway Property, and PMI Parkway, LLC owns the remaining 18% interest.

	Lancer	Greenbrier
	Center	Business Center	Parkway
	Property	Property	Property	Total
Fair value of assets acquired
Investment property (a)	$9,902,876	$6,896,803	$7,277,036	$24,076,715
Lease intangibles and other assets (b)	1,023,753	583,940	472,288	2,079,981
Restricted cash acquired (c)	—	150,000	—	150,000
Above market leases (b)	157,438	48,186	2,494	208,118
Below market leases (b)	(878,682)	(100,167)	(153,794)	(1,132,643)
Preliminary fair value of net assets acquired (d)	$10,205,385	$7,578,762	$7,598,024	$25,382,171

Purchase consideration
Consideration paid with cash (e)	$3,783,515	$3,097,162	$2,138,795	$9,019,472
Consideration paid by noncontrolling owner (f)	—	—	469,492	469,492
Consideration paid with new mortgage debt, net (g)	6,421,870	—	4,989,737	11,411,607
Consideration paid with assumed mortgage debt, net (h)	—	4,481,600	—	4,481,600
Preliminary total consideration (i)	$10,205,385	$7,578,762	$7,598,024	$25,382,171
a.	Represents the fair value of the investment property acquired which includes land, buildings, site improvements, tenant improvements and furniture, fixtures and equipment. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing and acquisition costs were allocated and added to the fair value of the tangible assets acquired.
b.	Represents the fair value of lease intangibles and other assets. Lease intangibles include leasing commissions, leases in place, above market leases, below market leases and legal and marketing costs associated with replacing existing leases.
c.	Represents an operating reserve funded by the Company at closing.
d.	Represents the total fair value of assets and liabilities acquired at closing.
e.	Represents cash paid at closing and cash paid for acquisition (including intangible assets), and closing costs paid at closing or directly by the Company outside of closing.
f.	Represents cash paid at closing by the noncontrolling owner. In addition to cash paid at closing, the noncontrolling owner provided $34,508 directly to the operating entity for working capital purposes.
g.	Issuance of new mortgage debt to fund the purchase of the Lancer Center Property , net of capitalized loan issuance costs. See Note 5, below.
h.	Assumption of mortgage debt related to the purchase of the Greenbrier Business Center Property. See Note 5, below.
i.	Represents the consideration paid for the fair value of the assets and liabilities acquired.

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

For all periods the mandatorily redeemable preferred stock has been outstanding, the Company has paid a cash dividend on the stock equal to 8 percent per annum, paid quarterly, as follows:

		Amount
Payment Date	Record Date	per share	For the period
April 27, 2020	April 24, 2020	$0.37	February 19, 2020 - April 27, 2020
July 24, 2020	July 22, 2020	0.50	April 28, 2020 - July 24, 2020
October 26, 2020	October 23, 2020	0.50	July 25, 2020 - October 26, 2020
February 1, 2021	January 29, 2021	0.50	October 27, 2020 - February 1, 2021
April 30, 2021	April 26, 2021	0.50	February 2, 2021 – April 30, 2021
July 26, 2021	July 12, 2021	0.50	May 1, 2021 - July 26, 2021
October 27, 2021	October 25, 2021	0.50	July 27, 2021 – October 26, 2021
January 20, 2022	January 13, 2022	0.50	October 27, 2021 – January 19, 2022

As of December 31, 2021 and 2020, the Company recorded $70,004 and $70,004, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock. This amount is reported in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

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

Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $204,383 and $162,375 were included in interest expense for the years ended December 31, 2021, and 2020 respectively, in the accompanying consolidated statements of operations. Accumulated amortization of the discount and deferred financing costs was $366,758 and $162,375 as of December 31, 2021 and 2020, respectively.

5.    Loans Payable

Mortgages Payable

The Company’s mortgages payables, net consists of the following:

	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2021	2020
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$14,275,000
Hanover Square (b)	$56,882	4.25%	December 2027	10,134,667	10,380,791
Ashley Plaza (c)	$52,795	3.75%	September 2029	11,127,111	11,349,518
Clemson Best Western (d)	Interest only	Variable	October 2022	—	7,750,000
Brookfield Center (e)	$22,876	3.90%	November 2029	4,758,344	4,842,887
Lancer Center (f)	$34,667	4.00%	March 2026	6,488,034	—
Greenbrier Business Center (g)	Interest only	4.00%	July 2026	4,495,000	—
Parkway Center (h)	Variable	Variable	October 2026	5,090,210	—
Unamortized issuance costs, net				(825,544)	(503,842)
Total mortgages payable, net				$54,517,822	$48,094,354
(a)	The original mortgage loan for the Franklin Square Property in the amount of $14,275,000 matured on October 6, 2021. Effective on October 6, 2021, the Company entered into a forbearance agreement with the current lender extending the maturity date for thirty days with a right to extend the maturity date for an additional thirty days. On November 8, 2021, the Company closed on a new loan in the principal amount of $13,250,000 with a ten-year term and a maturity date of December 6, 2031. In addition to the funds from the new loan, the Company used $2,242,273 in cash on hand for loan issuance costs (totaling $283,721), to fund escrows and to repay the remaining balance of the original mortgage loan. The Company has guaranteed the payment and performance of the obligations of the new mortgage loan. The new mortgage loan bears interest at a fixed rate of 3.808 percent and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a 30 year amortization schedule. The Company accounted for this refinancing transaction in accordance with debt extinguishment accounting in accordance with ASC 470. The new mortgage includes covenants for the Company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and for the Company to maintain liquid assets of no less than $1,000,000. As of December 31, 2021, the Company believes that it is compliant with these covenants.
(b)	On May 8, 2020, the Company entered into a refinancing transaction with the mortgage lender for the Hanover Square Property which increased the mortgage amount and reduced the interest rate. Under this transaction, the principal amount of the loan was increased to $10,500,000 and the interest rate reduced to a fixed rate of 4.25 percent until January 1, 2023, when the interest rate will adjust to a new fixed rate which will be determined by adding 3.00 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25 percent. The fixed monthly payment, which includes principal and interest, increased to $56,882. The Company accounted for this transaction as a loan modification in accordance with ASC 470.

The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 and (ii) maintain a loan-to-value of real estate ratio of 75 percent.  As of December 31, 2021 and 2020, respectively, the Company believes that it is compliant with these covenants.

(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.

(d)	As of March 31, 2021, the Company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale (see below).
(e)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.
(f)	The mortgage loan for the Lancer Center Property bears interest at a fixed rate of 4.00 percent. The monthly payment is $34,667 which includes interest at the fixed rate and principal, based on a twenty-five year amortization schedule. The Company has provided a guaranty of the payment of and performance under the terms of the Lancer Center Property mortgage.
(g)	The Company assumed the mortgage loan for the Greenbrier Business Center Property from the seller. The mortgage loan bears interest at a fixed rate of 4.00 percent and is interest only until August 1, 2022, at which time the monthly payment will become $23,873, which includes interest at the fixed rate, and principal, based on a twenty-five year amortization schedule. The Greenbrier Business Center Property mortgage includes covenants to maintain a debt service coverage ratio above 1.35 to 1.00 and maintain an occupancy rate of at least 80 percent. As of December 31, 2021, the Company believes that it is compliant with these covenants.
(h)	The mortgage loan for the Parkway Property bears interest at a variable rate based on LIBOR with a minimum rate of 2.25 percent. The interest rate payable is the ICE LIBOR rate plus 225 basis points. As of December 31, 2021, the rate in effect for the Parkway Property mortgage was 2.3493 percent. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a 30 year amortization schedule.

Mortgages payable, net, associated with assets held for sale

The Company’s mortgages payables, net, associated with assets held for sale, consists of the following:

	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2021	2020
Hampton Inn (a)	Interest only	Variable	May 2022	$—	$10,400,000
Clemson Best Western (b)	Interest only	Variable	October 2022	7,750,000	—
Unamortized issuance costs, net				(134,632)	(48,000)
Total mortgages payable, net, associated with assets held for sale				$7,615,368	$10,352,000
(a)	As of December 31, 2020, the Company reclassified the mortgage loan for the Hampton Inn Property to mortgages payable, net, associated with assets held for sale. On August 31, 2021, the Company repaid the loan as part of the sale of the Hampton Inn Property.

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

(b)

As of March 31, 2021, the Company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale. The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of December 31, 2021 and 2020, respectively, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent. The mortgage payable on the Clemson Best Western Property matures on October 6, 2022. The Company has an option to extend the term of the mortgage by one year, until October 6, 2023, under certain conditions. If the Company has not been successful in its efforts to sell the Clemson Best Western Property by the loan maturity date, the Company plans to exercise the option to extend the term of the mortgage.

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

As of December 31, 2021, the convertible debenture holder has elected to fully convert the total $5,000,000 principal balance of the convertible debentures and $58,788 in accrued interest to the Company’s common shares, receiving 3,181,916 common shares at an average conversion price of $1.59, as set forth in the table below.

	Accrued and
	Principal	Unpaid	Total	Common
	Amount	Interest	Conversion	Conversion	Shares
Conversion Date	Converted	Converted	Amount	Price	Issued
January 6, 2021	$100,000	$411	$100,411	$1.9079	52,629
January 14, 2021	200,000	1,534	201,534	1.9079	105,631
January 15, 2021	300,000	164	300,164	1.9079	157,327
January 21, 2021	300,000	740	300,740	2.0060	149,920
January 26, 2021	500,000	411	500,411	2.0060	249,457
February 9, 2021	100,000	192	100,192	2.0078	49,901
February 9, 2021	400,000	13,699	413,699	2.0078	206,046
February 10, 2021	500,000	219	500,219	2.0078	249,138
February 17, 2021	200,000	1,055	201,055	2.0193	99,567
March 10, 2021	400,000	2,589	402,589	1.5637	257,459
March 11, 2021	250,000	69	250,069	1.5637	159,921
March 12, 2021	250,000	34	250,034	1.5637	159,899
March 12, 2021	250,000	28,151	278,151	1.5637	177,880
April 28, 2021	250,000	8,048	258,048	1.1007	234,440
May 3, 2021	250,000	685	250,685	1.1007	227,750
May 10, 2021	250,000	719	250,719	1.1641	215,376
May 11, 2021	500,000	68	500,068	1.1641	429,575
Total Conversions	$5,000,000	$58,788	$5,058,788		3,181,916

The principal amount outstanding of the convertible debentures as of December 31, 2021 and December 31, 2020 was $0 and $3,500,000, respectively.  As of December 31, 2021, and December 31, 2020, the carrying amount of the convertible debentures, net, was $0 and $2,260,565, respectively.

Notes payable

As of December 31, 2021 and 2020, the Company had a note payable outstanding in the principal amount of $0 and $176,300, respectively, under the Small Business Administration’s Paycheck Protection Program (the “SBA PPP Loan Program”). This note was issued on April 30, 2020, on behalf of a subsidiary, MDR PMI Greensboro TRS, LLC, the entity that operates the Hampton Inn Property. The Company used these funds pursuant to the limitations established by the SBA PPP Loan Program for payroll and other eligible expenses for the Hampton Inn Property. Under the terms of the loan, all, a portion or none of the loan may be forgiven, based on criteria established by the SBA PPP Loan Program. The Company expended the loan funds in accordance with the criteria required for forgiveness and on June 14, 2021, the Company received confirmation that the note payable had been forgiven, in full, including $1,978 of accrued interest. The forgiven principal and interest were recognized as a gain upon debt extinguishment and are recorded on the Company’s consolidated statement of operations as other income.

Interest expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the year ended December 31, 2021
		Amortization
	Mortgage	of discounts	Other
	Interest	and capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square	$720,003	$9,325	$—	$729,328
Hanover Square	438,931	12,902	—	451,833
Hampton Inn	456,300	9,000	10,544	475,844
Ashley Plaza	427,280	17,431	—	444,711
Clemson Best Western	561,821	22,437	6,688	590,946
Brookfield Center	189,685	11,352	—	201,037
Lancer Center	166,026	17,971	—	183,997
Greenbrier Business Center	63,429	924	—	64,353
Parkway Center	19,895	1,838	—	21,733
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	204,383	400,000	604,383
Amortization and interest on convertible debentures	—	1,718,487	42,486	1,760,973
Line of credit, short term	—	—	3,118	3,118
Other interest	—	—	1,999	1,999
Total interest expense	$3,043,370	$2,026,050	$464,835	$5,534,255

	For the year ended December 31, 2020
		Amortization
	Mortgage	of discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square	$682,105	$16,237	$—	$698,342
Hanover Square	433,007	12,868	—	445,875
Hampton Inn	674,331	122,310	14,573	811,214
Ashley Plaza	434,305	17,436	—	451,741
Clemson Best Western	563,360	89,748	9,168	662,276
Brookfield Center	192,281	11,352	—	203,633
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	162,375	344,444	506,819
Amortization and interest on convertible debentures	—	119,870	16,301	136,171
Line of credit, short term	—	10,000	26,699	36,699
Related party notes payable, short term	—	—	5,835	5,835
Other interest	—	—	2,021	2,021
Total interest expense	$2,979,389	$562,196	$419,041	$3,960,626

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of December 31, 2021		As of December 31, 2020
		Accumulated		Accumulated
		amortization of		amortization
		capitalized	Accrued	of capitalized
	Accrued interest	issuance costs	interest	issuance costs
Franklin Square	$—	$2,364	$57,774	$65,710
Hanover Square	38,287	46,990	35,820	34,088
Hampton Inn	—	—	58,211	424,691
Ashley Plaza	—	40,679	36,649	23,248
Clemson Best Western	47,716	134,622	47,716	112,185
Brookfield Center	15,979	25,542	16,264	14,190
Lancer Center	22,042	17,971	—	—
Greenbrier Business Center	15,482	924	—	—
Parkway Center	9,966	1,838	—	—
Amortization and accrued preferred stock dividends (1) on mandatorily redeemable preferred stock	70,004	366,758	70,004	162,375
Amortization and interest on convertible debentures	—	—	16,301	119,870
Line of credit, short term	—	—	732	—
Total	$219,476	$637,688	$339,471	$956,357
(1)	Recorded as accrued interest under accounts payable and accrued liabilities on the Company’s consolidated balance sheets as of December 31, 2021 and 2020, respectively.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of December 31, 2021 are as follows:

		Mortgages
		Payable Associated
	Mortgages	With Assets
	Payable	Held for Sale	Total
2022	$872,925	$7,750,000	$8,622,925
2023	969,781	—	969,781
2024	1,003,349	—	1,003,349
2025	1,281,071	—	1,281,071
2026	10,948,516	—	10,948,516
Thereafter	40,267,724	—	40,267,724
Total principal payments and debt maturities	55,343,366	7,750,000	63,093,366
Less unamortized issuance costs	(825,544)	(134,632)	(960,176)
Net principal payments and debt maturities	$54,517,822	$7,615,368	$62,133,190

6.    Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of December 31, 2021 are as follows:

2022	$6,550,881
2023	5,703,181
2024	4,489,189
2025	3,746,300
2026	2,601,115
Thereafter	3,927,880
Total minimum rents	$27,018,546

7.    Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 shares of common stock, $0.01 par value per share (“Common Shares”), and 250,000,000 shares of preferred stock, $0.01 par value per share (“Preferred Shares”). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 98.69% and 95.74% interest in the Operating Partnership as of December 31, 2021 and 2020, respectively. Limited partners in the Operating Partnership who have held their units for one year or longer have the right to redeem their common units for cash or, at the REIT’s option, Common Shares at a ratio of one common unit for one common share. Under the Agreement of Limited Partnership, distributions to unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per unit as dividends per share are paid to the REIT’s holders of Common Shares.

April 2021 Common Stock Issuance

On April 13, 2021, the Company issued and sold 8,000,000 Common Shares at an offering price of $1.50 per share.  Net proceeds from the issuance totaled $10,886,337, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and estimated legal and accounting fees.

Form S- Shelf Registration

On June 21, 2021, the Company filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission (“SEC”). The registration statement is intended to provide the Company additional flexibility to finance future business opportunities through timely and cost-effective access to capital markets. Under the shelf registration statement, the Company may, from time to time, issue common stock up to an aggregate amount of $150 million. The shelf registration statement was declared effective by the SEC on July 27, 2021. The Company has incurred $84,926 in legal costs, filing fees and other costs associated with this registration which are recorded as offering costs as part of stockholders’ equity on the Company’s consolidated balance sheet as of December 31, 2021.  No such costs were incurred during the year ended December 31, 2020.

Standby Equity Purchase Agreement

On November 17, 2021, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with a financing entity. Under this agreement, the Company will be able to sell up to $6,665,299 of its shares of common stock at the Company’s request any time during the 36 months following the execution of the SEPA. The shares would be purchased at 96.5% of the market price (as defined in the agreement) and would be subject to certain limitations, including that the financing entity could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock.  As of December 31, 2021, the Company had not sold any shares under this agreement. (See Note 11, Subsequent events, below, for disclosures regarding issuances under the SEPA subsequent to December 31, 2021.)

Common Stock Repurchase Plan

In December 2021, the Company’s board of directors approved a program to purchase up to 500,000 shares of the Company’s common stock in the open market, up to a maximum price of $4.80 per share. The repurchase program does not obligate the Company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.  As of December 31, 2021, the Company had not repurchased any of its common shares under this plan.  (See Note 11, Subsequent Events, below.)

Common shares and operating partnership units outstanding

As of December 31, 2021 and 2020, respectively, there were 16,266,148 and 5,016,976 common units of the Operating Partnership outstanding with the REIT owning 16,052,617 and 4,803,445, respectively, of these common units. As of December 31, 2021 and 2020, respectively, there were 16,052,617 and 4,803,287 Common Shares of the REIT outstanding. As of December 31, 2021 and 2020, respectively, there were 213,531 and 119,681 common units of the Operating Partnership that were eligible for conversion to the Company’s Common Shares.

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

On March 11, 2020, the Company’s Compensation Committee approved a grant of 156,522 shares of Common Shares to two employees of the Manager who also serve as directors of the Company, a grant of 65,215 Common Shares to the Company’s five independent directors, and a grant of 26,087 shares to the chief financial officer of the Company. The effective date of the grants was March 11, 2020. The Common Shares granted vest immediately and are unrestricted. However, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the Common Shares vested immediately, the fair value of the grants, or $569,995, was recorded to share based compensation expense on the Company’s consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

On March 16, 2021, the Company’s Compensation Committee approved a grant of 40,356 Common Shares to the Company’s three independent directors, and a grant of 26,900 shares to the chief financial officer of the Company. The effective date of the grants was March 16, 2021. The Common Shares granted vest immediately and are unrestricted. However, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the Common Shares vested immediately, the fair value of the grants, or $149,981, was recorded to share based compensation expense on the Company’s consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

On each January 1 during the term of the Plan, the maximum number of shares of common stock that may be issued under the Plan will increase by eight percent (8%) of any additional shares of common stock or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of common stock, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of any adjustment subsequent to January 1, 2020. As of December 31, 2021 the shares available for issuance under the plan was 9,593 shares. As of January 1, 2022, the shares available for issuance under the plan was adjusted to 904,146 shares.

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common

Shares, including any dilutive shares. As of December 31, 2021 and 2020, respectively, 213,531 and 119,681 of the Operating Partnership’s 213,531 common units outstanding were eligible to be converted, on a one-to-one basis, into Common Shares. The Operating Partnership’s common units and the equivalent common shares attributable to the convertible debentures have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company’s loss per common share is determined as follows:

	Year ended December 31,
	2021	2020
Basic and diluted shares outstanding
Weighted average Common Shares – basic	13,092,937	4,709,980
Effect of conversion of operating partnership units	213,531	119,681
Effect of conversion of convertible debentures (1)	—	1,843,022
Weighted average Common Shares – diluted	13,306,468	6,672,683

Calculation of earnings per share – basic and diluted
Net loss attributable to common shareholders	$(4,364,264)	$(8,180,609)
Weighted average Common Shares – basic and diluted	13,092,937	4,709,980
Loss per share – basic and diluted	$(0.33)	$(1.74)
(1)	Represents the number of shares that would be issued if all outstanding convertible debentures and accrued interest were converted into CommonShares on December 31, 2020 at a price equal to 88 percent of the lowest volume weighted average price for the prior 10 trading days, or $1.9079 pershare.

Dividends and Distributions

During the year ended December 31, 2021, dividends in the amount of $0.02 per share were paid on August 5, 2021, to shareholders of record on August 2, 2021 on October 27, 2021 to shareholders of record on October 25, 2021. During the year ended December 31, 2020, dividends in the amount of $0.125 were paid on March 10, 2020 to shareholders of record on February 11, 2020. Total dividends and distributions to noncontrolling interests paid during the years ended December 31, 2021 and 2020, respectively, are as follows:

	Year ended December 31,
	2021	2020
Common shareholders (dividends)	$642,105	$562,537
Hampton Inn Property noncontrolling interest (distribution)	466,258	—
Hanover Square Property noncontrolling interest (distributions)	34,400	327,840
Operating Partnership unit holders (distributions)	8,541	27,356
Total dividends and distributions	$1,151,304	$917,733

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in South Carolina, North Carolina and Virginia, which represented 100 percent of the total annualized base revenues of the properties in its portfolio as of December 31, 2021. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Other Risks and Uncertainties

Since March 2020, the Company’s investment properties have been significantly impacted by (i) measures taken by local, state and federal authorities to mitigate the impact of COVID-19, such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders and (ii) significant changes in consumer behavior and business and leisure travel patterns.  While most, if not all, of the initial measures have been relaxed by the respective governmental authorities, with the uncertainty resulting from the continued spread of COVID-19 and its new variants, and the possibility that changes in consumer behavior and business and leisure travel patterns will continue, the negative impact on room demand for our hotel properties and consumer demand for the goods and services of our retail tenants within our portfolio could continue to be significant in future periods.

Retail Center and Flex Center Properties

As of the date of this Annual Report on Form 10-K, all of the tenants in the Company’s retail properties and flex properties are open.

As is the case with retail landlords across the U.S., the Company received a number of rent relief requests from tenants which were impacted by mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders and significant changes in consumer behavior.  The Company evaluated each of these requests on a case-by-case basis. As of the date of this Annual Report on Form 10-K, the Company has granted lease concessions in the form of (i) rent deferrals or (ii) rent abatements.  In addition, during the year ended December 31, 2020, a tenant in the Franklin Square Property defaulted on its lease and abandoned its premises, resulting in the recognition of the loss on impairment recorded during the year ended December 31, 2020. During the year ended December 31, 2020, a second tenant in the Hanover Square Property which was operating under bankruptcy protection, did not renew its lease upon its expiration. However, this space has been re-leased.

The deferral and abatement agreements, and the lease abandonment, have reduced the rent revenues the Company has recognized during the year ended December 31, 2021, and will reduce the rent revenues the Company expects to receive in future periods, as discussed below.

Under the rent deferral agreements, the tenants have agreed to repay deferred and unpaid rent over a specified time period or before a certain date. Under these rent deferral agreements reached during the year ended December 31, 2020 (the Company did not enter into any such deferral agreements during the year ended December 31, 2021), the Company agreed to defer $81,773 and $228,345 in base rent payments during the years ended December 31, 2021 and 2020, respectively.  Deferred rent is recognized as retail center property revenues or flex center property revenues on the Company’s consolidated statement of operations and as rent and other receivables on the Company’s consolidated balance sheets.  A summary of the rents deferred for the years ended December 31, 2021 and 2020, and the associated repayment of these rent deferrals for the years ended December 31, 2023, 2022 and 2021, respectively, is set forth in the following table.

	Rent Deferrals				Rent Deferral Repayments
		Year ended			Year ended
	Number	December 31,			December 31,
	of			Total				Total
	Tenants	2020	2021	Deferrals	2021	2022	2023	Repayments
Franklin Square	1	$56,250	$—	$—	$—	$53,581	$2,669	$56,250
Hanover Square	1	26,833	—	—	26,833	—	—	26,833
Ashley Plaza	—	—	—	—	—	—	—	—
Brookfield Center	1	145,262	81,773	81,773	—	227,035	—	227,035
Total	3	$228,345	$81,773	$81,773	$26,833	$280,616	$2,669	$310,118

Under the rent abatement agreements reached during the year ended December 31, 2020 (the Company did not enter into any such abatement agreements during the year ended December 31, 2021), the Company agreed to permanently abate rent in exchange for lease extensions of between one and three years, depending on the amount of the abatement.  In one case, the Company agreed to abate a portion of a tenant’s base rent in exchange for future rent payments based on the tenant’s monthly sales.  For the years ended December 31, 2021 and 2020, the Company abated rents of $439,271 and $346,897, respectively. For the year ending December 31, 2022 the Company has agreed to abate rent of $174,330. Abated rent is excluded from future minimum rents in Note 6, above, and a summary included in the table below.

Rent Abatements
		For the year ended December 31,
	Number of				Total Rent
	Tenants	2020	2021	2022	Abated
Franklin Square	2	$204,721	$334,871	$139,530	$679,122
Hanover Square	2	71,971	104,400	34,800	211,171
Ashley Plaza	2	70,205	—	—	70,205
Brookfield Center	—	—	—	—	—
Total	6	$346,897	$439,271	$174,330	$960,498

In addition to the deferrals and abatements, two tenants in the Company’s retail property centers declared bankruptcy and a third tenant defaulted on its lease during the year ended December 31, 2020. While under bankruptcy protection, the first tenant’s term expired on June 30, 2020 and the Company was unable to collect rent totaling $18,750. This rent was recognized and then written off and is recorded as bad debt expense on the Company’s consolidated statement of operations for the year ended December 31, 2020. No such amounts related to this lease were recorded during the year ended December 31, 2021. A second tenant declared bankruptcy and then emerged from bankruptcy protection during the year ended December 31, 2020. As part of the bankruptcy proceeding, the tenant’s lease was restructured, resulting in rent abatements of $53,760 and $77,653 for the years ended December 31, 2021 and 2020, respectively. Additionally, the Company agreed to abate base rent of $22,760 for the year ended December 31, 2022 and $7,300 for the year ended December 31, 2023. Under the restructured lease, the Tenant’s lease term, which originally expired in 2023, was extended for one five-year period.

A third tenant defaulted on its lease and abandoned its premises. During the year ended December 31, 2020, the Company wrote off a total of $34,556 in rent and CAM. Of this amount, $16,842 was initially recorded as retail center property revenues, $8,817 was initially recorded as retail property tenant reimbursements on the Company’s consolidated statement of operations for the year ended December 31, 2020 and $8,897 was initially recorded as retail center property revenues and retail property tenant reimbursements on the Company’s consolidated statement of operations for the year ended December 31, 2019. These amounts were then recorded as bad debt expense on the Company’s consolidated statement of operations for the year ended December 31, 2020. No such amounts related to this tenant were recorded to bad debt expense for the year ended December 31, 2021.  A summary of rent revenues that were lost due to bankruptcies, restructurings and defaults for the years ended December 31, 2020 through December 31, 2025 are set forth in the table below.

	Rent Losses and Reductions Due to Bankruptcies,
	Bankruptcy Restructuring and Tenant Default
	Number	Year ended December 31,						Total Rent
	of Tenants	2020	2021	2022	2023	2024	2025	Reductions
Franklin Square	1	$77,898	$113,688	$113,688	$113,688	$113,688	$75,792	$608,442
Hanover Square	1	14,563	—	—	—	—	—	14,563
Ashley Plaza	1	77,653	53,760	22,760	7,300	—	—	161,473
Brookfield Center	—	—	—	—	—	—	—	—
Total	3	$170,114	$167,448	$136,448	$120,988	$113,688	$75,792	$784,478

In return for (i) granting abatements and (ii) restructuring the lease of the tenant under bankruptcy protection, the Company received lease extension agreements of between one and five years, resulting in additional future rents payable under these leases as follows.  These amounts are included in future minimum rents in Note 6, above, and summarized in the following table.

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

While the Company’s rent collections from its retail and flex center properties have stabilized, the extent of the continued impact of COVID-19  and its new variants on revenues from the Company’s retail and flex center properties and tenants remains uncertain and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the continued efficacy of vaccines against new variants, development and deployment of of treatments, and potential mutations of COVID-19 and the response thereto.

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

Operating statistics for the years ended December 31, 2021, 2020 and 2019, for the Hampton Inn Property were as follows:

	Occupancy			Average Daily Rate
Hampton Inn Property	2021	2020	2019	2021	2020	2019
January	47.8%	41.6%	43.9%	$72.85	$100.41	$94.57
February	68.3%	72.0%	51.9%	81.74	102.73	105.15
March	51.8%	33.3%	64.1%	94.10	106.98	109.11
April	56.3%	25.7%	62.3%	93.46	65.15	149.33
May	66.1%	41.5%	55.8%	102.11	67.87	111.37
June	70.4%	49.6%	72.1%	126.38	73.40	103.89
July	80.5%	65.1%	60.8%	104.80	71.34	110.57
August	69.5%	50.3%	75.7%	101.92	77.73	107.29
September (1)	N/A %	59.8%	65.0%	N/A	80.27	105.22
October	N/A %	41.8%	75.0%	N/A	99.43	160.01
November	N/A %	28.8%	66.6%	N/A	83.02	106.43
December	N/A %	24.4%	48.7%	N/A	75.67	99.43
Full Year	N/A %	44.4%	60.6%	N/A	$84.10	$113.41
(1)	The Company sold the Hampton Inn Property on August 31, 2021. Accordingly, no statistical data is presented for periods after the sale or for the full year ending December 31, 2021.

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

Operating statistics for the years ended December 31, 2021, 2020 and 2019, for the Clemson Best Western Hotel Property were as follows:

	Occupancy			Average Daily Rate
Clemson Best Western Property	2021	2020	2019 (1)	2021	2020	2019 (1)
January	100.0%	24.8%	27.4%	$55.13	$77.04	$98.10
February	100.0%	31.9%	34.8%	58.83	94.07	92.03
March	100.0%	26.7%	67.3%	59.05	90.58	92.61
April	100.0%	24.5%	47.4%	59.00	68.97	103.92
May	100.0%	19.9%	37.5%	42.23	61.54	109.69
June	100.0%	24.0%	38.4%	39.00	61.24	93.80
July	100.0%	22.7%	31.6%	39.00	56.13	85.34
August	100.0%	27.0%	47.2%	48.03	64.35	111.60
September	100.0%	65.0%	38.5%	59.00	67.59	161.11
October	100.0%	100.0%	38.3%	59.00	58.99	143.35
November	100.0%	100.0%	39.3%	59.00	58.48	121.87
December	100.0%	99.7%	28.4%	19.00	26.94	83.12
Full Year	100.0%	47.2%	34.9%	49.57	$59.08	$118.64
(1)	January through August 2019 data for the Clemson Best Western Property is from the prior owner. September 2019 data is from the September 2019 STR report for the Clemson Best Western Property.

Occupancy rates from September 2020 through December 2021 were a result of an agreement by which the Company leased the entire Clemson Best Western Property to Clemson University from September 14, 2020 through December 15, 2020. In January 2021, this agreement was extended through May 5, 2021. In May 2021, this agreement was extended through May 2022.

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

Seasonality

The hotel industry historically has been seasonal in nature. Seasonal variations in occupancy at the Company’s hotels may cause quarterly fluctuations in its revenues. Historically, occupancy rates and hotel revenues for the Company’s Clemson Best Western Property are highest in the spring and fall months, due to sporting events at Clemson University. However, throughout most of 2020 and all of 2021, the Clemson Best Western Property was fully occupied by Clemson University. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or available financing sources to meet cash requirements.

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

The Company pays the Manager a monthly asset management fee equal to 0.125% of stockholders’ equity, payable in arrears in cash. For purposes of calculating the asset management fee, the Company’s stockholders’ equity means: (a) the sum of (1) the net proceeds from (or equity value assigned to) all issuances of the Company’s equity and equity equivalent securities (including common stock, common stock equivalents, preferred stock and OP Units issued by the Company’s operating partnership) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that the Company has paid to repurchase its common stock issued in this or any subsequent offering. Stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items (including depreciation and amortization) that have impacted stockholders’ equity as reported in the Company’s consolidated financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Company’s Manager and its independent director(s) and approval by a majority of its independent directors. For the years ended December 31, 2021 and 2020, the Company incurred $817,029 and $605,414, in asset management fees, respectively.

The Manager also receives an acquisition fee of 2.0% of the purchase price plus transaction costs, for each property acquired or investment made on the Company’s behalf at the closing of the acquisition of such property or investment, in consideration for the Manager’s assistance in effectuating such acquisition. Acquisition fees are allocated and added to the fair value of the tangible assets acquired and recorded as part of investment properties, net, on the Company’s consolidated balance sheets. On March 16, 2021, the Manager agreed to defer one-half of all acquisition fees until the Company’s stock price reaches $5.00 per share. For the year ended December 31, 2021, the Company incurred $503,910 in acquisition fees associated with the Lancer Center Property, Greenbrier Business Center Property and Parkway Property, which were allocated and added to the fair value of the Lancer Center Property, Greenbrier Business Center Property and Parkway Property tangible assets.  One half of the acquisition fees, or $251,955 was paid in cash and one half of the acquisition fee was accrued until such time that the Company’s stock price reaches $5.00 per share.  The accrued portion of the acquisition fee is recorded under accounts payable and accrued liabilities on the Company’s consolidated balance sheet as of December 31, 2021. No acquisition fees were earned or paid during the year ended December 31, 2020.

The Manager will be entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in this offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to this offering, and (B) 7%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period. For purposes of calculating the incentive fee during the first years after completion of this offering, adjusted funds from operations (“AFFO”) will be determined by annualizing the applicable period following completion of this offering. AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. The Company further adjusts funds from operations (“FFO”) for certain items that are not added to net income in the National Association of Real Estate Investment Trusts’ (NAREIT) definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on real estate investments). No incentive fees were earned or paid during the year ended December 31, 2021 or 2020.

Other related parties

The Company pays Shockoe Properties, LLC, a subsidiary of Dodson Properties, an entity in which one of the owners of the Manager holds a 6.32 percent interest, an annual property management fee of up to three percent of the monthly gross revenues of the Franklin Square, Hanover Square, Ashley Plaza, Brookfield, Lancer Center, Greenbrier Business Center and Parkway properties. These fees are paid in arrears on a monthly basis. During the years ended December 31, 2021 and 2020, the Company paid Shockoe Properties, LLC property management fees of $200,216 and $146,417, respectively.

10.    Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. As of December 31, 2021, the Company had the following reportable segments:  retail center properties, flex center properties and hotel properties. During the periods presented, there have been no material intersegment transactions.

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

Net operating income (“NOI”) is a non-GAAP financial measure and is not considered a measure of operating results or cash flows from operations under GAAP. NOI is the primary performance measure reviewed by management to assess operating performance of properties and is calculated by deducting operating expenses from operating revenues. Operating revenues include rental income, tenant reimbursements, hotel income, and other property income; and operating expenses include retail center property and hotel operating costs. The NOI performance metric consists of only revenues and expenses directly related to real estate rental operations. NOI reflects property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. NOI, as the Company calculates it, may not be directly comparable to similarly titled, but differently calculated, measures for other REITs.

Asset information and capital expenditures by segment are not reported because the Company does not use these measures to assess performance. Depreciation and amortization expense, along with other expense and income items, are not allocated among segments.

The following table presents property operating revenues, expenses and NOI by product type:

	For the year ended December 31,
	Hotel properties		Retail center properties		Flex center property		Total
	2021	2020	2021	2020	2021	2020	2021	2020
Revenues	$4,635,331	$3,337,176	$5,634,396	$5,152,150	$1,202,822	$786,834	$11,472,549	$9,276,160
Operating expenses	3,102,951	3,164,646	1,518,973	1,362,532	343,717	231,209	4,965,641	4,758,387
Bad debt expense	—	—	38,346	431,143	678	—	39,024	431,143
Net operating income	$1,532,380	$172,530	$4,077,077	$3,358,475	$858,427	$555,625	$6,467,884	$4,086,630

11.  Subsequent Events

As of March 15, 2022, the following events have occurred subsequent to the December 31, 2021 effective date of the consolidated financial statements:

Common Stock Dividend

On January 20, 2022, a dividend in the amount of $0.02 per share was paid to common stock shareholders and operating partnership unit holders of record on January 13, 2022.

Common Stock Issuances Under Standby Equity Purchase Agreement

As of March 15, 2022, the date of this Annual Report on Form 10-K, the Company has issued 366,790 shares under the Standby Equity Purchase Agreement (see Note 7, above).

Common Stock Grants Under 2018 Equity Incentive Plan

On March 2, 2022, the Company's Compensation Committee approved a grant of 60,000 shares of Common Shares to two employees of the Manager who also serve as directors of the Company, a grant of 90,000 Common Shares to the Company's three independent directors, and a grant of 60,000 shares to the chief financial officer of the Company.

Mandatorily Redeemable Preferred Stock Dividend

On January 20, 2022, a dividend in the amount of $0.50 per share was paid to mandatorily redeemable preferred stock shareholders of record on January 13, 2022 for the period from October 27, 2021 through January 19, 2022.

Common Stock Repurchases

Subsequent to the December 31, 2021 effective date of the consolidated financial statements, through the date of this Annual Report on Form 10-K, the Company has repurchased a total of 268,070 shares of common stock on the open market under the Common Stock Repurchase Plan at an average price of $1.04 per share.

Medalist Diversified REIT, Inc. and Subsidiaries

Schedule III - Real Estate Properties and Accumulated Depreciation

December 31, 2021

		Initial Cost to Company					Gross Amount at Which Carried at Close of Period

			Buildings,			Costs Written								Life on Which
			Improvements		Costs	Off Due to								Depreciation
			and Furniture,		Capitalized	Impairment	Fully		Buildings					in Latest
	Encum-		Fixtures &		Subsequent to	and Loss on	Amortized		and		Accumulated	Date of	Date	Income Statements
Description	brances	Land	Equipment		Acquisition	Disposition	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
Retail properties

The Shops at Franklin Square	$13,250,000	$3,343,164	$15,418,158	(1)	$883,146	$(309,435)	$(114,459)	$3,343,164	$15,877,410	$19,220,574	$2,686,982	2006	April 28, 2017	Building - 38 years
Gastonia, North Carolina														Site Improvements - 13 years
Hanover North Shopping Center	10,134,667	3,158,882	8,334,478.00	(1)	219,738.00	—	(29,796)	3,158,882	8,524,420	11,683,302	1,226,885	2007	May 8, 2018	Building - 39 years
Mechanicsville, Virginia														Site Improvements - 12 years
Ashley Plaza Shopping Center	11,127,111	3,007,721	11,191,307	(1)	103,249	—	(6,132)	3,007,721	11,288,424	14,296,145	1,411,023	1977	August 30, 2019	Building - 26.7 years
Goldsboro, North Carolina														Site Improvements - 5 years
Lancer Center Shopping Center	6,488,034	2,195,125	7,684,251	(1)	192,421	—	—	2,195,125	7,876,672	10,071,797	455,898	1978	May 14, 2021	Building - 14.2 years
Lancaster, South Carolina														Site Improvements - 7.5 years

Total retail properties	40,999,812	11,704,892	42,628,194		1,398,554	(309,435)	(150,387)	11,704,892	43,566,926	55,271,818	5,780,788

Hotel property
Clemson Best Western Inn (2)	7,750,000	2,057,706	8,271,247		239,555	—	—	2,057,706	8,510,802	10,568,508	722,300	1982	September 27, 2019	Building - 30 years
Clemson, South Carolina														Site Improvements - 6.4 years

Total hotel properties	7,750,000	2,057,706	8,271,247		239,555	—	—	2,057,706	8,510,802	10,568,508	722,300

Flex property
Brookfield Center	4,758,344	714,220	5,693,147	(1)	37,802	—	—	714,220	5,730,949	6,445,169	579,739	2007	October 3, 2019	Building - 40 years
Greenville, South Carolina														Site Improvements - 4.3 years
Greenbrier Business Center	4,495,000	1,292,894	5,603,909	(1)	2,039	—	—	1,292,894	5,605,948	6,898,842	86,014	1987	August 27, 2021	Building - 26 years
Chesapeake, Virginia														Site Improvements - 10 years
Parkway Center	5,090,210	430,549	6,846,487	(1)	3,270	—	—	430,549	6,849,757	7,280,306	41,679	1984	November 1, 2021	Building - 42 years
Virginia Beach, Virginia														Site Improvements - 11 years

Total flex properties	$14,343,554	$2,437,663	$18,143,543		$43,111	$—	$—	$2,437,663	$18,186,654	$20,624,317	$707,432

Total investment properties	$63,093,366	$16,200,261	$69,042,984		$1,681,220	$(309,435)	$(150,387)	$16,200,261	$70,264,382	$86,464,643	$7,210,520
(1)	Excludes intangible assets
(2)	Recorded as an asset held for sale on the Company’s consolidated balance sheet as of December 31, 2021.

								Greenbrier
	Franklin	Hanover	Hampton	Ashley	Clemson	Brookfield	Lancer	Business
	Square	Square	Inn	Plaza	Best Western (1)	Center	Center	Center	Parkway	Total
Investments in real estate - 2021

Balance at beginning of period - January 1, 2021	$19,251,826	$11,617,856	$13,972,091	$14,282,764	$10,405,855	$6,437,433	$—	$—	$—	$75,967,825
Additions during period:
Acquisitions	—	—	—	—	—	—	9,879,376	6,896,803	7,277,036	24,053,215
Capitalized leasing commissions	15,348	9,992	—	19,513	—	7,736	15,560	2,039	3,270	73,458
Capitalized tenant improvements	45,150	—	—	—	—	—	97,929	—	—	143,079
Capitalized tenant inducements	—	—	—	—	—	—	—	—	—	-
Building and site improvements	14,967	85,250	—	—	129,654	—	78,932	—	—	308,803
Impairment write-offs	—	—	—	—	—	—	—	—	—	-
Fully amortized tenant improvements	(106,717)	(29,796)	—	(6,132)	—	—	—	—	—	(142,645)
Furniture, Fixtures and Equipment	—	—	—	—	32,999	—	—	—	—	32,999
Dispositions of investment properties	—	—	(13,972,091)	—	—	—	—	—	—	(13,972,091)
Balance at end of period - December 31, 2021	$19,220,574	$11,683,302	$—	$14,296,145	$10,568,508	$6,445,169	$10,071,797	$6,898,842	$7,280,306	$86,464,643

Accumulated depreciation - 2021
Balance at beginning of period	$2,181,039	$909,211	$1,561,841	$808,059	$722,300	$319,263	$—	$—	$—	$6,501,713
Additions charged to costs and expenses	505,943	317,674	—	602,964	—	260,476	455,898	86,014	41,679	2,270,648
Write off depreciation of property disposed	—	—	(1,561,841)	—	—	—	—	—	—	(1,561,841)
Balance at end of period	$2,686,982	$1,226,885	$—	$1,411,023	$722,300	$579,739	$455,898	$86,014	$41,679	$7,210,520

Net investments in real estate - December 31, 2021	$16,533,592	$10,456,417	$—	$12,885,122	$9,846,208	$5,865,430	$9,615,899	$6,812,828	$7,238,627	$79,254,123

Investments in real estate - 2020
Balance at beginning of period - January 1, 2020	$19,467,626	$11,502,073	$17,343,770	$14,217,764	$10,333,813	$6,437,433	$—	$—	$—	$79,302,479
Additions during period:
Capitalized leasing commissions	39,157	—	—	5,000	—	—	—	—	—	44,157
Capitalized tenant improvements	—	12,589	—	60,000	—	—	—	—	—	72,589
Capitalized tenant inducements	—	—	—	—	—	—	—	—	—	-
Building and site improvements	—	103,194	62,087	—	67,516	—	—	—	—	232,797
Impairment write-offs	(254,957)	—	(3,494,058)	—	—	—	—	—	—	(3,749,015)
Fully amortized tenant improvements	—	—	—	—	—	—	—	—	—	-
Furniture, Fixtures and Equipment	—	—	60,292	—	4,526	—	—	—	—	64,818
Balance at end of period - December 31, 2020	$19,251,826	$11,617,856	$13,972,091	$14,282,764	$10,405,855	$6,437,433	$—	$—	$—	$75,967,825
Accumulated depreciation - 2020
Balance at beginning of period	$1,646,374	$572,300	$884,281	$200,544	$143,603	$63,552	$—	$—	$—	$3,510,654
Additions charged to costs and expenses	618,262	336,911	677,560	607,515	578,697	255,711	—	—	—	3,074,656
Impairment write-offs	(83,597)	—	—	—	—	—	—	—	—	(83,597)
Balance at end of period	$2,181,039	$909,211	$1,561,841	$808,059	$722,300	$319,263	$—	$—	$—	$6,501,713
Net investments in real estate - December 31, 2020	$17,070,787	$10,708,645	$12,410,250	$13,474,705	$9,683,555	$6,118,170	$—	$—	$—	$69,466,112
(1)	Recorded as an asset held for sale on the Company’s consolidated balance sheet as of December 31, 2021.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of Medalist Diversified REIT, Inc.*
3.2

Articles Supplementary to the Articles of Incorporation of Medalist Diversified REIT, Inc. designating the Company’s Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share  (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020).

3.3	Bylaws of Medalist Diversified REIT, Inc. *
4.1	Form of Certificate of Common Stock *
4.2	Form of Certificate of Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020)
10.1	Management Agreement by and among Medalist Diversified REIT, Inc. *
10.2	Business Loan Agreement, dated as of November 3, 2017, by and between COF North, LLC and Langley Federal Credit Union *
10.3	Promissory Note, dated as of November 3, 2017, by COF North for the benefit of Langley Federal Credit Union *
10.4	Change in Terms Agreement, dated as of May 8, 2018, by MDR Hanover Square, LLC and PMI Hanover Sq., LLC *
10.5	Deed of Trust, dated as of November 3, 2017, by COF North for the benefit of Langley Federal Credit Union *
10.6	Modification of Deed of Trust, dated as of May 8, 2018, by MDR Hanover Square, LLC and PMI Hanover Sq., LLC for the benefit of Langley Federal Credit Union *
10.7	Tenants in Common Agreement, dated as of May 8, 2018, by and between MDR Hanover Square, LLC and PMI Hanover Sq., LLC *
10.8	Medalist Diversified REIT, Inc. 2018 Equity Incentive Plan *
10.9	Agreement of Limited Partnership of Medalist Diversified Holdings, L.P. *
10.10

First Amendment to Agreement of Limited Partnership of Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2020).

10.11

Escrow Agreement, dated February 18, 2020, by and between Medalist Diversified REIT, Inc. and Virginia Commonwealth Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 20, 2020).

10.12

Consulting Agreement, dated as of March 1, 2020, by and between Medalist Diversified REIT, Inc. and Gunston Consulting, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 18, 2020).

10.13

Securities Purchase Agreement, dated as of October 27, 2020, between Medalist Diversified REIT, Inc. and YA II PN, LTD. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020).

10.14

Registration Rights Agreement, dated as of October 27, 2020, between Medalist Diversified REIT, Inc. and YA II PN, LTD. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 2, 2020).

10.15

Purchase and Sale Agreement, dated as of January 18, 2021, by and between BVC Lancer LLC and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.16

First Amendment to Purchase and Sale Agreement, dated as of February 17, 2021, by and between BVC Lancer LLC and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2021).

10.17

Agreement of Sale, dated as of February 17, 2021, by and among Krishna Prasad Maganti, Ramesh Gandhamanei, PMI Greensboro, LLC and MDR Greensboro HI TRS, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2021).

10.18	Agreement of Sale, dated as of June 2, 2021. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2021)
10.19

Real Estate Purchase and Sale Agreement, dated as of June 22, 2021, by and between Medalist Fund II-B, LLC and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2021)

10.20	First Amendment to Agreement of Sale, dated as of July 16, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2021)

10.21

Purchase and Sale Agreement, dated as of August 18, 2021, by and between Continental Parkway, LLC and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2021)

10.22	Assignment, Assumption and Assumption Agreement, dated as of August 27, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2021)
10.23	Promissory Note, made as of June 7, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 2, 2021)
10.24	Loan Agreement, dated as of June 7, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 2, 2021)
10.25	TIC Agreement, dated as of November 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2021).
10.26	Note, made as of November 1, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2021).
10.27	Loan Agreement, made as of November 8, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2021).
10.28	Note, dated as of November 8, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2021).
10.29

Standby Equity Purchase Agreement, dated as of November 17, 2021, by and between Medalist Diversified REIT, Inc. and YA II PN. Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2021).

21.1	List of Subsidiaries †
23.1	Consent of Cherry Bekaert LLP †
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL †
101.SCH	Inline XBRL Taxonomy Extension Schema Document †
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document †
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document †
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit) †

†Filed herewith.

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

MEDALIST DIVERSIFIED REIT, INC.

Date: March 15, 2022	By:	/s/ Thomas E. Messier
Thomas E. Messier
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas E. Messier	Chief Executive Officer and Chairman of the Board	March 15, 2022
Thomas E. Messier	(principal executive officer)

/s/ Brent Winn, Jr.	Chief Financial Officer	March 15, 2022
Brent Winn, Jr.	(principal accounting officer and principal financial officer)

/s/ William R. Elliott	President, Chief Operating Officer and	March 15, 2022
William R. Elliott	Vice Chairman of the Board

/s/ Neil P. Farmer	Director	March 15, 2022
Neil P. Farmer

/s/ Charles S. Pearson, Jr.	Director	March 15, 2022
Charles S. Pearson, Jr.

/s/ Timothy O’Brien	Director	March 15, 2022
Timothy O’Brien