Form 10-K/A
period 2021-12-31
Medalist Diversified REIT, Inc.
filed 2022-05-02
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

As of May 2, 2022, the registrant had 17,439,947 shares of common stock outstanding.

Audit Firm Id	Auditor Name:	Auditor Location:
00677	Cherry Bekaert LLP	Richmond, Virginia

EXPLANTORY NOTE

This Amendment No.1 amends the Annual Report on Form 10-K, as filed by Medalist Diversified REIT, Inc. (the “Company”) with the Securities and Exchange Commission on March 16, 2022 (the “Form 10-K”), and is being filed solely to amend and replace Part III of the Form 10-K. No other information or disclosures in the Form 10-K including the Company’s financial statements and the other footnotes thereto, have been amended or updated by this Amendment No. 1.

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

The following table and biographical descriptions set forth certain information with respect to the individuals who currently serve as our executive officers and directors:

Name	Age*	Position
Thomas E. Messier	67	Chairman of the Board, Chief Executive Officer, Secretary and Treasurer
William R. Elliott	70	Vice Chairman of the Board, President and Chief Operating Officer
Neil P. Farmer	65	Independent Director
Charles S. Pearson, Jr.	64	Independent Director
Timothy O’Brien	53	Independent Director

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

Timothy O’Brien, Independent Director.   Mr. O'Brien serves as Co-Chief Executive Officer of Meridian Senior Living, LLC a manager of independent, assisted living, memory care, skilled nursing and behavioral health communities and facilities. Mr. O’Brien serves as Vice President of Superior Living Foundation, Inc. a Maryland not for profit corporation formed to serve vulnerable populations by providing a variety of housing and health care services since 2018. Mr. O’Brien is a member of the Investment Committee of Book Hill Credit Opportunity Fund II, LLC and Book Hill Credit Opportunity Fund III, LLC, two opportunistic lending funds. Previously, he was Executive Vice President and Chief Investment Officer of NRF Healthcare Management, LLC, the healthcare subsidiary of NorthStar Realty Finance Corp. an NYSE listed REIT. Prior to joining NRF Healthcare’s predecessor, Wakefield Capital Management, Inc, in 2006 Mr. O'Brien served as a Senior Vice President in the real estate investment banking practice of Friedman, Billings, Ramsey & Co., Inc. (“FBR”). At FBR, Mr. O’Brien focused on providing investment banking services and strategic advisory services to public and private companies engaged in real estate, lodging, healthcare, and other asset intensive businesses. Before joining FBR, Mr. O’Brien was an Associate in the Real Estate, Gaming, Lodging and Leisure investment banking practice at Bear, Stearns & Co. Inc. and he was Portfolio Manager with Lazard Frères Real Estate Investors, LLC. Mr. O’Brien began his investment banking career as an associate in the real estate investment banking practice of Morgan Keegan & Company, Inc. Mr. O’Brien is a Chartered Financial Analyst, received his M.B.A. from UNC-Chapel Hill in 1997, has an M.S.B.A. the University of Maryland in 2010 and received his B.A. in Economics and Business from Randolph-Macon College in 1990, where he has served as a Trustee since 2012.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports.

Based solely on a review of the copies of such reports received by the Company and on written representations from certain reporting persons that no reports were required, or if required, such reports were filed on a timely basis for those persons, the Company believes that reports, other than six reports, were filed on a timely basis by all directors and executive officers in 2021. Four of our directors, Messrs. Messier, Elliott, Farmer and Pearson, our director who resigned in 2021, Mr. Polk, and our chief financial officer, Mr. Winn, filed one untimely report on Form 4 to report a single transaction. Such reports were for stock grants that occurred on March 24, 2021.

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

Charles S. Pearson, Jr. is the chairman of the audit committee, and he is joined by Neil P. Farmer and Timothy O’Brien as members of the audit committee. Our board of directors has determined that all members of the audit committee are independent under standards established by the SEC and Nasdaq.

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

Charles S. Pearson, Jr. is the chairman of the nominating and corporate governance committee, and he is joined by Neil Farmer and Timothy O’Brien. Our Board of Directors adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website at http://www.medalistereit.com.

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

Neil P. Farmer is the chairman of the acquisition committee, and he is joined by Neil P. Farmer. Our Board of Directors adopted a written charter for the acquisition committee, which is available on our corporate website at http://www.medalistereit.com.

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

The table below summarizes the total compensation paid or awarded to each of our named executive officers for the fiscal years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total
Thomas E. Messier, Chief Executive Officer, Secretary and Treasurer	2021	$—	$—	$—	$—	$—
	2020	—	—	180,000	—	180,000

William R. Elliott, Chief Operating Officer and President	2021	$—	$—	$—	$—	$—
	2020	—	—	180,000	—	180,000

C. Brent Winn, Jr., Chief Financial Officer (2)	2021	$200,000	$25,000	$59,987	$—	$284,987
	2020	217,070	—	60,000	—	217,070

(1)	The amounts in the Stock Awards column represent the aggregate grant date fair values, computed in accordance with FASB ASC Topic 718, of stock awards during the applicable fiscal year under the Company’s equity incentive plan.
(2)	Prior to Mr. Winn’s appointment as the Company’s Chief Financial Officer in March 2020, Mr. Winn was employed by an unaffiliated service provider through which he provided services to the Company as an independent contractor during the period from January 1, 2020 through February 29, 2020. The compensation disclosed in this table reflects the total payments Mr. Winn received for his services rendered to the Company for the fiscal years ended December 31, 2020 and 2021.

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

Director Compensation

The following table sets forth information regarding the compensation paid or accrued by our Company during 2021 to each of our independent directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Neil P. Farmer	$—	$29,998	$29,998
Charles S. Pearson, Jr.	—	29,998	29,998
Charles M. Polk, III (2)	—	29,998	29,998
	$—	$89,994	$89,994

(1)	The amounts in the Stock Awards column represent the aggregate grant date fair values, computed in accordance with FASB ASC Topic 718, of stock awards during the applicable fiscal year under the Company’s Equity Incentive Plan.
(2)	Mr. Polk resigned from the board of directors during the year ended 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

As of April 29, 2022, there are no persons who, to the knowledge of the Company, are the beneficial owner of more than 5% of the outstanding shares of common stock. This information is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. Shares of common stock issuable pursuant to warrants or convertible notes are deemed to be outstanding for purposes of computing the percentage ownership of the person or group holding such options or warrants but are not deemed to be outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated in footnotes to the table, each person listed has sole voting and dispositive power with respect to the securities owned by such person.

The following tables set forth the number and percentage owned as of April 29, 2022 by each of our present directors, each of our named executive officers, and each of our named executive officers and directors as a group of our shares of common stock.

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

Title of Class	Name of Beneficial Owner (3)	Number of Shares Beneficially Owned	Number of Shares and OP Units Beneficially Owned	Percentage of all Shares (1)	Percentage of all Shares on a Fully Diluted Basis (2)
Common Stock and OP Units	Thomas Messier	167,002	177,640	0.98%	1.03%
Common Stock and OP Units	William Elliott	158,065	168,703	0.92%	0.97%
Common Stock	C. Brent Winn, Jr.	169,087	169,087	0.99%	0.98%
Common Stock	Neil Farmer	87,775	87,775	0.51%	0.51%
Common Stock	Charles Pearson, Jr.	60,495	60,495	0.35%	0.35%
Common Stock	Timothy O’Brien	30,000	30,000	0.18%	0.17%
	All Named Executive Officers and Directors as a Group	672,424	693,700	3.93%	4.00%

(1)	Based on 17,114,215 shares of common stock outstanding as of March 31, 2022.
(2)	Based on 17,114,215 shares of common stock outstanding and 213,531 common units outstanding, that are convertible to common shares as of March 31, 2022.
(3)	The address of each beneficial owner is 1051 E. Cary Street, Suite 601, James Center Three, Richmond, VA, 23219

 Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (1)
Equity compensation plans approved by security holders	—	—	9,593
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	9,593

(1)	On each January 1 during the term of the Plan, the maximum number of shares of common stock that may be issued under the Plan will increase by eight percent (8%) of any additional shares of common stock or interests in the Operating Partnership issued in the preceding calendar year. As of January 1, 2022, the shares available for issuance under the plan will adjust to 904,146 shares.

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

Management Fees, Incentive Fees and Expense Reimbursements

Type	Description

Asset Management Fee	We pay our Manager a monthly asset management fee equal to 0.125% of our stockholders’ equity payable in arrears in cash. For purposes of calculating the asset management fee, our stockholders’ equity means: (a) the sum of (1) the net proceeds from (or equity value assigned to) all issuances of our company’s equity and equity equivalent securities (including common stock, common stock equivalents, preferred stock and OP Units issued by our operating partnership) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) our company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that our company has paid to repurchase our common stock issued in this or any subsequent offering. Stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items (including depreciation and amortization) that have impacted stockholders’ equity as reported in our company’s financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between our Manager and our independent director(s) and approval by a majority of our independent directors. For the years ended December 31, 2020 and 2021, we incurred $605,414 and $817,029, in asset management fees, respectively.

Property Management Fee	Dodson Properties, an entity in which Mr. Elliott holds a 6.32% interest, wholly owns Shockoe Properties. Shockoe Properties receives an annual property management fee, of up to 3.0% of the monthly gross revenue from any of our properties it manages. The Property Management Fee is paid in arrears on a monthly basis. Shockoe Properties manages our Franklin Square Property and Hanover Square North property, and it may manage additional properties we may acquire.

Acquisition Fee	Our Manager receives an acquisition fee, of 2.0% of the purchase price plus transaction costs, for each Investment made on our behalf at the closing of such Investment, in consideration for our Manager’s assistance in identifying and effectuating the Investment. Our Manager has agreed to defer the payment of half of any acquisition fee it earns until the public trading price of our common stock reaches $5.00 per share as reported on the Nasdaq Capital Market. No acquisition fees were earned or paid during the year ending December 31, 2020. For the year ended December 31, 2021, the Company incurred $503,910 in acquisition fees associated with the Lancer Center Property, Greenbrier Business Center Property and Parkway Property, which were allocated and added to the fair value of the Lancer Center Property, Greenbrier Business Center Property and Parkway Property tangible assets. One half of the acquisition fees, or $251,955 was paid in cash and one half of the acquisition fee was accrued until such time that the Company’s stock price reaches $5.00 per share. No acquisition fees were earned or paid during the year ending December 31, 2020.

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

Director Independence

A majority of the members of our Board, and all of the members of the audit committee, are “independent.” Two of our current directors, Messrs. Messier and Elliott, are affiliated with us and we do not consider them to be an independent director. Our other current directors, Messrs. Farmer, Pearson and O’Brien, qualify as “independent directors” as defined under the rules of the Nasdaq Capital Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table presents the aggregate fees billed by Cherry Bekaert LLP for each of the services listed below for the fiscal years ended December 31, 2020 and 2021.

	2020	2021
Audit Fees (1)	$297,325	$458,141
Audit-Related Fees	—	—
Tax Fees (2)	73,532	108,952
All Other Fees (3)	14,657	923
Total	$385,514	$568,016

(1)	Audit fees consist of the aggregate fees billed for professional services rendered by Cherry Bekaert LLP in connection with its audit of our consolidated financial statements, audits required in connection with property acquisitions, and certain additional services associated with our public equity offerings, including reviewing registration statements and the issuance of comfort letters and consents.

(2)	Tax preparation fees consist of the aggregate fees billed for professional services rendered by Cherry Bekaert LLP in connection with the preparation of tax returns for the Company.

(3)	All other fees consist of consulting services provided by Cherry Bekaert LLP in connection with our efforts to identify,select and implement a new accounting system.

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

MEDALIST DIVERSIFIED REIT, INC.

Date: May 2, 2022	/s/ Thomas E. Messier
Thomas E. Messier
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Thomas E. Messier	Chief Executive Officer and Chairman of the Board	May 2, 2022
Thomas E. Messier	(principal executive officer)

/s/ Brent Winn, Jr.	Chief Financial Officer	May 2, 2022
Brent Winn, Jr.	(principal accounting officer and principal financial officer)

/s/ William R. Elliott	President, Chief Operating Officer and	May 2, 2022
William R. Elliott	Vice Chairman of the Board

/s/ Neil P. Farmer	Director	May 2, 2022
Neil P. Farmer

	Director	May 2, 2022
Charles S. Pearson, Jr.

/s/ Timothy O’Brien	Director	May 2, 2022
Timothy O’Brien