Form 10-Q
period 2022-03-31
Medalist Diversified REIT, Inc.
filed 2022-05-09
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at May 9, 2022 was 17,439,947.

Medalist Diversified REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Investment properties, net	$68,762,027	$69,407,915
Cash	4,629,945	4,370,405
Restricted cash	3,449,089	3,013,572
Rent and other receivables, net of allowance of $25,793 and $13,010, as of March 31, 2022 and December 31, 2021, respectively	344,358	466,141
Assets held for sale	9,897,045	9,846,208
Unbilled rent	887,168	872,322
Intangible assets, net	3,724,381	4,200,392
Other assets	498,732	370,133
Total Assets	$92,192,745	$92,547,088

LIABILITIES
Accounts payable and accrued liabilities	$1,345,520	$1,307,257
Intangible liabilities, net	1,784,995	1,880,612
Mortgages payable, net	54,353,683	54,517,822
Mortgages payable, net, associated with assets held for sale	7,615,368	7,615,368
Mandatorily redeemable preferred stock, net	4,281,563	4,227,640
Total Liabilities	$69,381,129	$69,548,699

EQUITY
Common stock, 17,114,215 and 16,052,617 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	$171,142	160,524
Additional paid-in capital	50,769,941	49,645,428
Offering costs	(3,350,946)	(3,350,946)
Accumulated deficit	(26,287,080)	(24,981,346)
Total Stockholders’ Equity	21,303,057	21,473,660
Noncontrolling interests - Hanover Square Property	136,284	146,603
Noncontrolling interests - Parkway Property	499,602	500,209
Noncontrolling interests - Operating Partnership	872,673	877,917
Total Equity	$22,811,616	$22,998,389
Total Liabilities and Equity	$92,192,745	$92,547,088

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
REVENUE
Retail center property revenues	$1,525,085	$1,193,641
Flex center property revenues	613,390	182,827
Hotel property room revenues	762,200	1,286,748
Hotel property other revenues	3,289	8,637
Total Revenue	$2,903,964	$2,671,853

OPERATING EXPENSES
Retail center property operating expenses	$450,125	$327,930
Flex center property operating expenses	161,381	54,088
Hotel property operating expenses	372,860	797,395
Bad debt expense	12,783	3,196
Share based compensation expenses	233,100	149,981
Legal, accounting and other professional fees	459,869	491,855
Corporate general and administrative expenses	80,706	69,137
Loss on impairment	36,670	—
Impairment of assets held for sale	175,671	—
Depreciation and amortization	1,155,197	653,233
Total Operating Expenses	3,138,362	2,546,815
Operating (loss) income	(234,398)	125,038
Interest expense	841,424	2,434,132
Net Loss from Operations	(1,075,822)	(2,309,094)
Other income	95,439	1,352
Net Loss	(980,383)	(2,307,742)
Less: Net loss attributable to Hampton Inn Property noncontrolling interests	—	(25,238)
Less: Net loss attributable to Hanover Square Property noncontrolling interests	(319)	(7,020)
Less: Net income attributable to Parkway Property noncontrolling interests	10,193	—
Less: Net (loss) income attributable to Operating Partnership noncontrolling interests	(973)	2,040
Net Loss Attributable to Medalist Common Shareholders	$(989,284)	$(2,277,524)

Loss per share from operations - basic and diluted	$(0.06)	$(0.39)

Weighted-average number of shares - basic and diluted	16,037,073	5,856,365

Dividends paid per common share	$0.02	$—

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statement of Equity

For the three months ended March 31, 2022 and 2021

(Unaudited)

	Common Stock						Noncontrolling Interests
			Additional			Total
			Paid in	Offering	Accumulated	Shareholders’	Hampton Inn	Hanover Square	Parkway	Operating
	Shares	Par Value	Capital	Costs	Deficit	Equity	Property	Property	Property	Partnership	Total Equity
Balance, January 1, 2022	16,052,617	$160,526	$49,645,426	$(3,350,946)	$(24,981,346)	$21,473,660	$—	$146,603	$500,209	$877,917	$22,998,389

Common stock issuances	1,119,668	$11,197	$1,177,377	$—	$—	$1,188,574	$—	$—	$—	$—	$1,188,574
Common stock repurchases	(268,070)	(2,681)	(283,862)	—	—	(286,543)	—	—	—	—	(286,543)
Share based compensation	210,000	2,100	231,000	—	—	233,100	—	—	—	—	233,100
Net (loss) income	—	—	—	—	(989,284)	(989,284)	—	(319)	10,193	(973)	(980,383)
Dividends and distributions	—	—	—	—	(316,450)	(316,450)	—	(10,000)	(10,800)	(4,271)	(341,521)

Balance, March 31, 2022	17,114,215	$171,142	$50,769,941	$(3,350,946)	$(26,287,080)	$21,303,057	$—	$136,284	$499,602	$872,673	$22,811,616

	Common Stock						Noncontrolling Interests
			Additional			Total
			Paid in	Offering	Accumulated	Shareholders’	Hampton Inn	Hanover Square	Parkway	Operating
	Shares	Par Value	Capital	Costs	Deficit	Equity	Property	Property	Property	Partnership	Total Equity
Balance, January 1, 2021	4,803,445	48,032	33,105,099	(2,992,357)	(19,298,987)	$10,861,787	(224,383)	$189,784	$—	$882,555	$11,709,743

Common stock issuances	2,074,933	$20,748	$3,778,520	$—	$—	$3,799,268	$—	$—	$—	$—	$3,799,268
Share based compensation	67,256	673	149,308	—	—	149,981	—	—	—	—	149,981
Convertible debenture beneficial conversion feature	—	—	284,052	—	—	284,052	—	—	—	—	284,052
Offering costs	—	—	—	(66,202)	—	(66,202)	—	—	—	—	(66,202)
Net (loss) income	—	—	—	—	(2,277,524)	(2,277,524)	(25,238)	(7,020)	—	2,040	(2,307,742)
Dividends and distributions	—	—	—	—	—	—	—	(12,000)	—	—	(12,000)

Balance, March 31, 2021	4,870,701	$48,705	$33,538,459	$(3,058,559)	$(21,576,511)	$12,751,362	$(249,621)	$170,764	$—	$884,595	$13,557,100

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(980,383)	$(2,307,742)

Adjustments to reconcile consolidated net loss to net cash flows from operating activities
Depreciation	771,560	454,774
Amortization	383,637	198,459
Loan cost amortization	28,118	44,190
Mandatorily redeemable preferred stock issuance cost and discount amortization	53,923	49,449
Convertible debenture issuance cost, discount and beneficial conversion feature amortization	—	1,455,324
Above (below) market lease amortization, net	(26,034)	3,237
Bad debt expense	12,783	3,196
Share-based compensation	233,100	149,981
Impairment of assets held for sale	175,671	—
Loss on impairment	36,670	—

Changes in assets and liabilities
Rent and other receivables, net	109,000	107,599
Unbilled rent	(14,846)	(88,092)
Other assets	(128,599)	(288,524)
Accounts payable and accrued liabilities	38,263	424,967
Net cash flows from operating activities	692,863	206,818

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(366,059)	(45,150)
Net cash flows from investing activities	(366,059)	(45,150)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(341,521)	(12,000)
Repayment of mortgages payable	(192,257)	(134,150)
Proceeds from sales of common stock, net of capitalized offering costs	1,188,574	—
Proceeds from sale of convertible debentures, net of capitalized offering costs	—	1,305,000
Offering costs paid related to common stock offering	—	(66,202)
Repurchases of common stock, including costs and fees	(286,543)	—
Net cash flows from financing activities	368,253	1,092,648

INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	695,057	1,254,316
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	7,383,977	5,096,928
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$8,079,034	$6,351,244

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	4,629,945	3,681,292
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in condensed consolidated balance sheets	3,449,089	2,669,952
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statements of cash flows	$8,079,034	$6,351,244

Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid	$682,456	$897,369

Non-cash transactions:
Conversion of convertible debentures and accrued interest to common stock	$—	$3,799,268
Transfer of investment properties, net to assets held for sale, net	—	9,683,555
Transfer of mortgages payable, net to mortgages payable associated with assets held for sale, net	—	7,592,931

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.      Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of March 31, 2022, the REIT, through the Operating Partnership, owned and operated eight properties, the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), the Shops at Hanover Square North (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the "Ashley Plaza Property"), a 160,356 square foot retail property located in Goldsboro, North Carolina, the Clemson Best Western University Inn (the "Clemson Best Western Property"), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina, Brookfield Center, a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina (the “Brookfield Center Property”), the Lancer Center, a 178,626 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), the Greenbrier Business Center, an 89,290 square foot mixed-use industrial/office property located in Chesapeake, Virginia (the “Greenbrier Business Center Property ") and the Parkway Property, a 64,109 square foot mixed-use industrial office property located in Virginia Beach, Virginia (the "Parkway Property"). The Company owns 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owns the remaining 16 percent interest and 82 percent of the Parkway Property as a tenant in common with a noncontrolling owner which owns the remaining 18 percent interest.

The use of the word “Company” refers to the REIT and its condensed consolidated subsidiaries, except where the context otherwise requires. The Company includes the REIT, the Operating Partnership, wholly owned limited liability corporations which own or operate the properties, the taxable REIT subsidiary which operates the Clemson Best Western Property, and, for periods prior to December 31, 2021, the taxable REIT subsidiary which formerly operated the Hampton Inn Property.  As a REIT, certain tax laws limit the amount of “non-qualifying” income that Company can earn, including income derived directly from the operation of hotels.  As a result, the Company leases its condensed consolidated hotel property to a taxable REIT subsidiary (“TRS”) for federal income tax purposes. The TRS subsidiary is subject to income tax and is not limited as to the amount of nonqualifying income it can generate, but the Company’s TRS subsidiary is limited in terms of its value as a percentage of the total value of the Company’s assets. The Company’s TRS subsidiary enters into agreements with a third party to manage the operations of the hotel.  The Company prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). References to the condensed consolidated financial statements and references to individual financial statements included herein, reference the condensed consolidated financial statements or the respective individual financial statement. All material balances and transactions between the condensed consolidated entities of the Company have been eliminated.

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

Other than the tenant-specific losses on impairment described below, the Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the three months ended March 31, 2022 or 2021, that would result in the projected value being below the carrying value of the Company’s properties.  During the three months ended March 31, 2022, two tenants defaulted on their leases and abandoned their premises. The Company determined that the carrying value of certain intangible assets and liabilities associated with these leases that were recorded as part of the purchase of the these properties should be written off. As a result, the Company recorded a loss on impairment of $36,670 for the three months ended March 31, 2022.  No such tenant-related loss on impairment was recorded during the three months ended March 31, 2021.

Assets Held for Sale

The Company may decide to sell properties that are held as investment properties. The accounting treatment for the disposal of long-lived assets is covered by ASC 360.  Under this guidance, the Company records the assets associated with these properties, and any associated mortgages payable, as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.  Properties classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell, an impairment charge is recognized. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

During February 2021, the Company committed to a plan for the sale of an asset group associated with the Clemson Best Western Hotel Property that includes the land, site improvements, building, building improvements and furniture, fixtures and equipment. As of March 31, 2021, the Company recorded this asset group, and the associated mortgage payable, as held for sale. As of March 31, 2021, the Company determined that the fair value of the Clemson Best Western Property exceeded the carrying value of its asset group, and the Company did not record impairment of assets held for sale associated with this asset group.

During subsequent periods since the asset group associated with the Clemson Best Western Property were initially classified as held for sale, the Company has continued to follow its disposal plan. Under ASC 360, during subsequent reporting periods after the asset group is classified as held for sale, it is necessary to evaluate the amounts previously used for the estimated fair value of the asset group. Up to and including the reporting periods ending December 31, 2021, the Company reviewed and reassessed the estimated fair value of the asset group and believed that the fair value, less estimated costs to sell, exceeds the Company’s carrying cost in the property. Accordingly, the Company did not record impairment of assets held for sale related to the Clemson Best Western Property for the year ended December 31, 2021.

However, as of March 31, 2022, the Company has determined that the carrying value of the asset group associated with the Clemson Best Western Hotel Property exceed its fair value, less estimated costs to sell, and recorded impairment of assets held for sale of $175,671 on its condensed consolidated statement of operations for the three months ended March 31, 2022. No such impairment of assets held for sale was recorded during the three months ended March 31, 2021.

Under ASC 360, for an asset group to qualify as held for sale, the sale of the asset group must be probable and the transfer of the asset group must be expected to qualify for recognition as a completed sale within one year.  However, there may be events or circumstances beyond a reporting entity’s control that extent the period required to complete the sale of an asset group that qualify for an exception to the one-year rule under ASC 360-10-4-11.  The Company believes that the asset group associated with the Clemson Best Western Hotel Property qualifies for one of these exceptions, and the Company has continued to record the Clemson Best Western Hotel Property as held for sale, as of March 31, 2022.

See Note 3 for additional details on impairment of assets held for sale as of March 31, 2022 and 2021.

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

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually. During the three months ended March 31, 2022, two tenants defaulted on their leases and abandoned their premises. The Company determined that the book value of the intangible assets and liabilities, net, associated with these leases of $36,670, that were recorded as part of the purchase of these properties should be written off. This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2022.  No such loss on impairment was recorded for the three months ended March 31, 2021.

Details of the deferred costs, net of amortization, arising from the Company’s purchases of its retail center properties and flex center properties are as follows:

	March 31,
	2022
	(unaudited)	December 31, 2021
Intangible Assets
Leasing commissions	$1,087,583	$1,153,736
Legal and marketing costs	145,134	163,019
Above market leases	288,790	360,509
Net leasehold asset	2,202,874	2,523,128
	$3,724,381	$4,200,392

Intangible Liabilities
Below market leases, net	$(1,784,995)	$(1,880,612)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the three months ended March 31, 2022 and 2021, respectively, were as follows:

	For the three months ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)
Amortization of above market leases	$(69,583)	$(53,613)
Amortization of below market leases	95,617	50,376
	$26,034	$(3,237)

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the three months ended March 31, 2022 and 2021, respectively, were as follows:

	For the three months ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)
Leasing commissions	$(63,032)	$(43,245)
Legal and marketing costs	(14,559)	(6,294)
Net leasehold asset	(306,046)	(148,920)
	$(383,637)	$(198,459)

As of March 31, 2022 and December 31, 2021, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $2,671,116 and $2,779,370, respectively. During the three months ended March 31, 2022, the Company wrote off $486,783 in accumulated amortization related to fully amortized intangible assets and $5,108 in accumulated amortization related to the write off of assets related to the tenant defaults, discussed above.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the
	remaining nine
	months ending
	December 31,
	2022	2023	2024	2025	2026	2027-2041	Total
Intangible Assets
Leasing commissions	$160,998	$178,745	$140,415	$117,225	$83,901	$406,299	$1,087,583
Legal and marketing costs	39,357	39,978	23,911	14,122	7,091	20,675	145,134
Above market leases	111,696	84,096	36,312	19,224	13,562	23,900	288,790
Net leasehold asset	606,143	453,012	297,023	213,034	133,627	500,035	2,202,874
	$918,194	$755,831	$497,661	$363,605	$238,181	$950,909	$3,724,381

Intangible Liabilities
Below market leases, net	$(260,437)	$(260,491)	$(191,865)	$(140,004)	$(107,217)	$(824,981)	$(1,784,995)

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three months ended March 31, 2022 and 2021, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250,000. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. As of March 31, 2022, the Company held four cash accounts with an aggregate balance that exceeded the FDIC limit by $2,410,643. As of December 31, 2021, the Company held five cash accounts with an aggregate balance that exceeded the FDIC limit  by $2,377,633.

Restricted cash represents (i) amounts held by the Company for tenant security deposits, (ii) escrow deposits held by lenders for real estate tax, insurance, and operating reserves, (iii) an escrow for the first year of dividends on the Company’s mandatorily redeemable preferred stock, and (iv) capital reserves held by lenders for investment property capital improvements.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of March 31, 2022 and December 31, 2021, the Company reported $222,864 and $222,265, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and other operating reserves. As of March 31, 2022 and December 31, 2021, the Company reported $1,896,758 and $1,523,837, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions furniture, fixtures and equipment, and tenant improvements. As of March 31, 2022 and December 31, 2021, the Company reported $1,329,467 and $1,267,470, respectively, in capital property reserves.

	March 31, 2022	December 31,
Property and Purpose of Reserve	(unaudited)	2021
Clemson Best Western Property - improvements	50,013	50,012
Clemson Best Western Property - furniture, fixtures and equipment	315,955	275,109
Franklin Square Property - leasing costs	710,068	700,000
Brookfield Center Property – maintenance reserve	103,431	92,349
Greenbrier Business Center – capital reserve	150,000	150,000
Total	$1,329,467	$1,267,470

Share Retirement

ASC 505-30-30-8 provides guidance on accounting for share retirement and establishes two alternative methods for accounting for the repurchase price paid in excess of par value.  The Company has elected the method by which the excess between par value and the repurchase price, including costs and fees, is recorded to additional paid in capital on the Company’s condensed consolidated balance sheets.  During the three months ended March 31, 2022, the Company repurchased 268,070 shares of its common stock at a total cost of $278,277 at an average price of $1.038 per common share.  The Company incurred fees of $8,266 associated with these transactions.  Of the total repurchase price, $2,681 was recorded to common stock and the difference, $283,862, was recorded to additional paid in capital on the Company’s condensed consolidated balance sheet.  No such amounts were recorded during the three months ended March 31, 2021.

Revenue Recognition

Retail and Flex Center Property Revenues

The Company recognizes minimum rents from its retail center properties and flex center properties on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the condensed consolidated balance sheets. As of March 31, 2022 and December 31, 2021, the Company reported $887,168 and $872,322, respectively, in unbilled rent.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, on the condensed consolidated statements of operations under the captions "Retail center property revenues” and “Flex center property tenant revenues.” (See Recent Accounting Pronouncements, below.) This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives payments for these reimbursements from substantially all its tenants on a monthly basis throughout the year.

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts becomefinal. Since these differences are determined annually under the leases and accrued as of December 31 in the year earned, no such revenues were recognized during the three months ended March 31, 2022 or 2021.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the three months ended March 31, 2022 and 2021, respectively, no such termination costs were recognized.

Hotel Property Revenues

Hotel revenues from the Clemson Best Western Property (and for prior year periods, the Hampton Inn Property) are recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.  Revenues from the Company’s occupancy agreement with Clemson University are recognized as earned, which is as rooms are occupied or otherwise reserved for use by the University.

The Clemson Best Western Property (and for prior year periods, the Hampton Inn Property) is required to collect certain taxes and fees from customers on behalf of government agencies and remit them back to the applicable governmental agencies on a periodic basis.  The Clemson Best Western Property has a legal obligation to act as a collection agent.  The Clemson Best Western Property does not retain these taxes and fees; therefore, they are not included in revenues.  The Clemson Best Western Property records a liability when the amounts are collected and relieves the liability when payments are made to the applicable taxing authority or other appropriate governmental agency.

Hotel Property Operating Expenses

All personnel of the Clemson Best Western Property (and in prior year periods, the Hampton Inn Property) are directly or indirectly employees of Marshall Hotels and Resorts, Inc. (“Marshall”), the Company’s hotel management firm. In addition to fees and services discussed above, the Hampton Inn Property and Clemson Best Western Property reimburse Marshall for all employee related service costs, including payroll salaries and wages, payroll taxes and other employee benefits paid by Marshall on behalf of the respective property. For the Clemson Best Western Property, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the three months ended March 31, 2022 and 2021, were $131,939 and $103,553, respectively. For the Hampton Inn Property, which the Company sold on August 31, 2021, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the three months ended March 31, 2022 and 2021, were $0 and $164,427, respectively.

Rent and other receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of March 31, 2022 and December 31, 2021, the Company’s allowance for uncollectible rent totaled $25,793 and $13,010, respectively, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables.  Management determined that no additional general reserve is considered necessary as of March 31, 2022 and December 31, 2021, respectively.

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

During the three months ended March 31, 2022, the Company's Clemson Best Western TRS entity generated taxable income. However, the Company believes that the net operating loss carry forward from prior years will offset the taxable income for the three months ended March 31, 2022, so no income tax expense was recorded. During the three months ended March 31, 2021, the Company’s Hampton Inn TRS entity generated a tax loss, so no income tax expense was recorded. During the three months ended March 31, 2022,the Company no longer owned the Hampton Inn Property.

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

Noncontrolling Interests

There are four elements of noncontrolling interests in the capital structure of the Company. The ownership interests not held by the REIT are considered noncontrolling interests. Accordingly, noncontrolling interests have been reported in equity on the condensed consolidated balance sheets but separate from the Company’s equity. On the condensed consolidated statements of operations, the subsidiaries are reported at the condensed consolidated amount, including both the amount attributable to the Company and noncontrolling interests. The Company’s condensed consolidated statements of changes in stockholders’ equity includes beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

The first noncontrolling interest is in the Hampton Inn Property, which the Company and the noncontrolling owner sold on August 31, 2021.  Prior to its sale, the Hampton Inn Property’s net income (loss) was allocated to the noncontrolling ownership interest based on its percent ownership.  During the three months ended March 31, 2021, 22 percent of the Hampton Inn’s net loss of $114,717, or $25,238, was allocated to the noncontrolling partnership interest. No such allocation was necessary during the three months ended March 31, 2022 due to the sale of the property on August 31, 2021.

The second noncontrolling interest is in the Hanover Square Property in which the Company owns an 84 percent tenancy in common interest through its subsidiary and an outside party owns a 16 percent tenancy in common interest. The Hanover Square Property’s net loss is allocated to the noncontrolling ownership interest based on its 16 percent ownership. During the three months ended March 31, 2022, 16 percent of the Hanover Square Property’s net loss of $1,992, or $319, was allocated to the noncontrolling ownership interest. During the three months ended March 31, 2021, 16 percent of the Hanover Square Property’s net loss of $43,882, or $7,020 was allocated to the noncontrolling ownership interest.

The third noncontrolling interest is in the Parkway Property in which the Company owns an 82 percent tenancy in common interest through its subsidiary and an outside party owns an 18 percent tenancy in common interest. The Parkway Property's net loss is allocated to the noncontrolling ownership interest based on its 18 percent ownership. During the three months ended March 31, 2022, 18 percent of the Parkway Property's net income of $56,624 or $10,193, was allocated to the noncontrolling ownership interest. Since the Company did not own the Parkway Property during the three months ended March 31, 2021, no such noncontrolling interest allocation was made during the three months ended March 31, 2021.

The fourth noncontrolling ownership interest are the units in the Operating Partnership that are not held by the REIT. In 2017, 125,000 Operating Partnership units were issued to members of the selling LLC which owned the Hampton Inn Property who elected to participate in a 721 exchange, which allows the exchange of interests in real property for shares in a real estate investment trust. These members of the selling LLC invested $1,175,000 in the Operating Partnership in exchange for 125,000 Operating Partnership units. Additionally, as discussed above, effective on January 1, 2020, 93,850 Operating Partnership units were issued in exchange for approximately 3.45 percent of the noncontrolling owner’s tenant in common interest in the Hampton Inn Property. On August 31, 2020, a unitholder converted 5,319 Operating Partnership units into shares of Common Stock. As of March 31, 2022, there were 213,531 Operating Partnership units outstanding.

The Operating Partnership units not held by the REIT represent 1.23 percent and 1.31 percent of the outstanding Operating Partnership units as of March 31, 2022 and December 31, 2021, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships units are issued or as units are exchanged for the Company’s $0.01 par value per share Common Stock. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net loss is allocated to the noncontrolling unit holders based on their ownership interest.

During the three months ended March 31, 2022, a weighted average of 1.28 percent of the Operating Partnership’s net loss of $75,822, or $973, was allocated to the noncontrolling unit holders. During the three months ended March 31, 2021, a weighted average of 3.37 percent of the Operating Partnership’s net income of $60,555, or $2,040, was allocated to the noncontrolling unit holders.

Recent Accounting Pronouncements

For each of the accounting pronouncements that affect the Company, the Company has elected or plans to elect to follow the rule that allows companies engaging in an initial public offering as an Emerging Growth Company to follow the private company implementation dates.

Accounting for Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842).  The amendments in this update govern a number of areas including, but not limited to, accounting for leases, replacing the existing guidance in ASC No. 840, Leases.  Under this standard, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, must be recognized as assets and liabilities, respectively, on the balance sheets.  Other significant provisions of this standard include (i) defining the “lease term” to include the non-cancelable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheets to contemplate only those variable lease payments that depend on an index or that are in substance “fixed,” (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits and (iv) a requirement to bifurcate certain lease and non-lease components.  The lease standard was effective for public companies for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years) and for private companies, fiscal years beginning after December 15, 2019, with early adoption permitted. The FASB subsequently deferred the effective date of ASU 2016-02 for private companies by one year, to fiscal years beginning after December 15, 2020, to provide those companies with additional time to address various implementation challenges and complexities. In June 2020, the FASB further deferred the effective date due to the effects on private companies from business and capital market disruptions caused by the novel coronavirus (“COVID-19”) pandemic.  Following those deferrals, ASU 2016-02 is now effective for private companies for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. The Company adopted the standard effective on January 1, 2022 using the modified retrospective approach within ASU 2018-11, which allows for the application date to be the beginning of the reporting period in which the entity first applies the new standard.. The Company historically has not been and is not currently a “lessee” under any lease agreements, and thus did not have any arrangements requiring the recognition of lease assets or liabilities on its balance sheet.

As a “lessor”, the Company has active lease agreements with over 100 tenants across its portfolio of investment properties. On a prospective and retrospective basis, the accounting for those leases under ASU 2016-02 (ASC No. 842) is substantially unchanged from the previous guidance in ASC No. 840. However, upon the adoption of ASC No. 842, the Company has elected the practical expedient permitting lessors to elect by class of underlying asset to not separate non-lease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC No. 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. The Company assessed the criteria above with respect to our operating leases and determined that they qualify for the non-separation practical expedient. As a result, the Company has accounted for and presented the revenues from these leases, including tenant reimbursements, as a single line item on its condensed consolidated statements of operations for the three months ended March 31, 2022. Prior to the adoption of ASC No. 842, the Company separated lease related revenue from its retail center and flex center properties into two components. Fixed rental payments under its leases (recognized on a straight-line basis over the term of the underlying lease) were recorded as retail center property revenues and flex center property revenues. Variable payments made under the leases made by tenants for real estate taxes, insurance and common area maintenance (“CAM”) expenses were recorded as retail center and flex center tenant reimbursements. For comparability, the Company has adjusted its comparative condensed consolidated statement of operations for the three months ended March 31, 2021, to conform to the 2022 financial statement presentation. The prior period operating lease income presented in retail center property revenues include $183,348 previously classified as retail center property tenant reimbursements and $43,123 previously classified as flex center property tenant reimbursements. These reclassifications had no effect on total revenues, net income, total assets, total liabilities or equity.

Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance will apply to most financial assets measured at amortized cost and certain other instruments, such as accounts receivable and loans. The guidance will require that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company will also be required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. The Company is continuing to evaluate the impact the adoption of the guidance will have on its condensed consolidated financial statements. Credit losses primarily arise from tenant defaults and historically have not been significant.  The Company will adopt the update on the required effective date of January 1, 2023, and does not expect it to have a material impact on its condensed consolidated financial statements.

Effects of Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The London Interbank Offered Rate (LIBOR), which is widely used as a reference interest rate in debt agreements and other contracts, was effectively discontinued for new contracts as of December 31, 2021, and its publication for existing contracts is scheduled to be discontinued by June 30, 2023. Financial market regulators in certain jurisdictions throughout the world undertook reference rate reform initiatives to guide the transition and modification of debt agreements and other contracts that are based on LIBOR to the successor reference rate that will replace it. ASU 2020-04 was issued to provide companies that are impacted by these changes with the opportunity to elect certain expedients and exceptions that are intended to ease the potential burden of accounting for or recognizing the effects of reference rate reform on financial reporting. Companies may generally elect to make use of the expedients and exceptions provided by ASU 2020-04 for any reference rate contract modifications that occur in reporting periods that encompass the timeline from March 12, 2020 to December 31, 2022. The Company’s Clemson Best Western Property mortgage loan and its corresponding interest rate protection agreement use USD LIBOR as the reference interest rate (see Note 5, below). However, that loan matures in October 2022, which is prior to the date that publication of the applicable USD LIBOR rate is discontinued, therefore no transition to a replacement reference rate is currently expected. The Company’s Parkway Property is financed by a mortgage loan with a corresponding interest rate protection agreement which both use USD LIBOR as the reference interest rate (see Note 5, below). The mortgage loan matures on November 1, 2031, and the interest rate protection agreement expires on December 1, 2026. The Company is continuing to review the guidance in ASU 2020-04 and anticipates that it will use the expedients and exceptions provided therein with respect to the replacement of USD LIBOR as the reference rate in the Parkway Property mortgage loan and corresponding interest rate protection agreement. However, the Company does not expect that any changes under ASU 2020-04 will have a material impact on its condensed consolidated financial statements.

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

3.      Investment Properties

Investment properties consist of the following:

	March 31, 2022	December 31,
	(unaudited)	2021
Land	$14,142,555	$14,142,555
Site improvements	4,431,338	4,431,338
Buildings and improvements (1)	57,327,476	57,322,242
Investment properties at cost (2)	75,901,369	75,896,135
Less accumulated depreciation	7,139,342	6,488,220
Investment properties, net	$68,762,027	$69,407,915

(1)	Includes tenant improvements (both those acquired at the acquisition and those constructed after the acquisition), tenant inducements, capitalized leasing commissions and other capital costs incurred post-acquisition.
(2)	Excludes intangible assets and liabilities (see Note 2, above, for a discussion of the Company's accounting treatment of intangible assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $771,560 and $454,774 for the three months ended March 31, 2022 and 2021, respectively.

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

The Company generally records depreciation of capitalized tenant improvements on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	March 31,
	2022	December 31,
	(unaudited)	2021
Capitalized tenant improvements – acquisition cost allocation, net	$1,699,457	$1,840,612
Capitalized tenant improvements incurred subsequent to acquisition, net	291,973	257,340

During the three months ended March 31, 2022 and 2021, the Company recorded $56,281 and $45,150, respectively, in capitalized tenant improvements.

Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $21,648 and $11,769 for the three months ended March 31, 2022 and 2021, respectively.

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $127,276 and $62,567 for the three months ended March 31, 2022 and 2021, respectively.

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

The Company generally records depreciation of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	March 31, 2022	December 31,
	(unaudited)	2021
Capitalized leasing commissions, net	$415,457	$356,327

During the three months ended March 31, 2022 and 2021, the Company recorded $78,921 and $0, respectively in capitalized leasing commissions. Depreciation of capitalized leasing commissions was $19,791 and $14,712 for the three months ended March 31, 2022 and 2021, respectively.

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

During February 2021, the Company committed to a plan to sell an asset group associated with the Clemson Best Western Hotel Property that includes the land, site improvements, building, building improvements and furniture, fixtures and equipment.  As a result, as of March 31, 2021, the Company reclassified these assets, and the related mortgage payable, net, for the Clemson Best Western Property as assets held for sale and liabilities associated with assets held for sale, respectively. The Company expects that it will retain cash and restricted cash and will be responsible for the extinguishment of any accounts payable and other liabilities associated with the Clemson Best Western Property. Accordingly, these amounts were excluded from the assets and related liabilities that had been reclassified as assets held for sale and liabilities associated with assets held for sale as of March 31, 2021.

As discussed in Note 2, above, for an asset group to qualify as held for sale, the sale of the asset group must be probable and the transfer of the asset group must be expected to qualify for recognition as a completed sale within one year.  The Company believes that the Clemson Best Western Hotel Property qualifies for an exception to this one-year rule.  Accordingly, as of March 31, 2022, management believes that its plans to sell the Clemson Best Western Hotel Property continue to meet the criteria for the asset to be recorded an asset held for sale and, as of March 31, 2022, the assets held for sale on the Company’s condensed consolidated balance sheets included certain assets associated with the Clemson Best Western Property.  However, as of March 31, 2022, the Company has

determined that the carrying value of the asset group associated with the Clemson Best Western Hotel Property exceed its fair value, less estimated costs to sell, and recorded impairment of assets held for sale of $175,671 on its condensed consolidated statement of operations for the three months ended March 31, 2022.  No such impairment of assets held for sale was recorded during the three months ended March 31, 2021.

As of March 31, 2022 and December 31, 2021, assets held for sale and liabilities associated with assets held for sale consisted of the following:

	March 31, 2022	December 31,
	(unaudited)	2021
Investment properties, net	$9,897,045	$9,846,208
Total assets held for sale	$9,897,045	$9,846,208

	March 31, 2022	December 31,
	(unaudited)	2021
Mortgages payable, net	$7,615,368	$7,615,368
Total liabilities associated with assets held for sale	$7,615,368	$7,615,368

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

For all periods the mandatorily redeemable preferred stock has been outstanding, the Company has paid a cash dividend on the stock equal to 8 percent per annum, paid quarterly, as follows:

Payment Date	Record Date	Amount per share	For the period
April 27, 2020	April 24, 2020	$0.37	February 19, 2020 - April 27, 2020
July 24, 2020	July 22, 2020	0.50	April 28, 2020 - July 24, 2020
October 26, 2020	October 23, 2020	0.50	July 25, 2020 - October 26, 2020
February 1, 2021	January 29, 2021	0.50	October 27, 2020 - February 1, 2021
April 30, 2021	April 26, 2021	0.50	February 2, 2021 – April 30, 2021
July 26, 2021	July 12, 2021	0.50	May 1, 2021 - July 26, 2021
October 27, 2021	October 25, 2021	0.50	July 27, 2021 – October 26, 2021
January 20, 2022	January 13, 2022	0.50	October 27, 2021 - January 19, 2022
April 21, 2022	April 18, 2022	0.50	January 20, 2022 - April 20, 2022

As of March 31, 2022 and 2021, the Company recorded $70,004 and $70,004, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock. This amount is reported in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets.

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

Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $53,923 and $49,449 were included in interest expense for the three months ended March 31, 2022 and 2021 respectively, in the accompanying condensed consolidated statements of operations. Accumulated amortization of the discount and deferred financing costs was $420,681 and $366,758 as of March 31, 2022 and December 31, 2021, respectively.

5.      Loans Payable

Mortgages Payable

The Company’s mortgages payables, net consists of the following:

				March 31,
	Monthly	Interest		2022	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2021
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Hanover Square (b)	$56,882	4.25%	December 2027	10,071,489	10,134,667
Ashley Plaza (c)	$52,795	3.75%	September 2029	11,089,857	11,127,111
Brookfield Center (d)	$22,876	3.90%	November 2029	4,736,045	4,758,344
Lancer Center (e)	$34,667	4.00%	March 2026	6,447,916	6,488,034
Greenbrier Business Center (f)	Interest only	4.00%	July 2026	4,495,000	4,495,000
Parkway Center (g)	Variable	Variable	October 2026	5,060,802	5,090,210
Unamortized issuance costs, net				(797,426)	(825,544)
Total mortgages payable, net				$54,353,683	$54,517,822
(a)	The original mortgage loan for the Franklin Square Property in the amount of $14,275,000 matured on October 6, 2021. Effective on October 6, 2021, the Company entered into a forbearance agreement with the current lender extending the maturity date for thirty days with a right to extend the maturity date for an additional thirty days. On November 8, 2021, the Company closed on a new loan in the principal amount of $13,250,000 with a ten-year term and a maturity date of December 6, 2031. In addition to the funds from the new loan, the Company used $2,242,273 in cash on hand for loan issuance costs (totaling $283,721), to fund escrows and to repay the remaining balance of the original mortgage loan. The Company has guaranteed the payment and performance of the obligations of the new mortgage loan. The new mortgage loan bears interest at a fixed rate of 3.808 percent and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a 30 year amortization schedule. The Company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470. The new mortgage includes covenants for the Company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and for the Company to maintain liquid assets of no less than $1,000,000. As of March 31, 2022 and December 31, 2021, the Company believes that it is compliant with these covenants.
(b)	The mortgage loan for the Hanover Square Property bears interest at a fixed rate of 4.25 percent until January 1, 2023, when the interest rate will adjust to a new fixed rate which will be determined by adding 3.00 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25 percent. The fixed monthly payment of $56,882 which includes interest at the fixed rate, and principal, based on a 25 year amortization schedule. The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of March 31, 2022 and December 31, 2021, respectively, the Company believes that it is compliant with these covenants.
(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.
(d)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.
(e)	The mortgage loan for the Lancer Center Property bears interest at a fixed rate of 4.00 percent. The monthly payment is $34,667 which includes interest at the fixed rate and principal, based on a twenty-five year amortization schedule. The Company has provided a guaranty of the payment of and performance under the terms of the Lancer Center Property mortgage.
(f)	The Company assumed the mortgage loan for the Greenbrier Business Center Property from the seller. The mortgage loan bears interest at a fixed rate of 4.00 percent and is interest only until August 1, 2022, at which time the monthly payment will become $23,873, which includes interest at the fixed rate, and principal, based on a twenty-five year amortization schedule. The Greenbrier Business Center Property mortgage includes covenants to maintain a debt service coverage ratio above 1.35 to 1.00 and maintain an occupancy rate of at least 80 percent. As of March 31, 2022 and December 31, 2021, respectively, the Company believes that it is compliant with these covenants.
(g)	The mortgage loan for the Parkway Property bears interest at a variable rate based on LIBOR with a minimum rate of 2.25 percent. The interest rate payable is the ICE LIBOR rate plus 225 basis points. As of March 31, 2022 and December 31, 2021, the rate in effect for the Parkway Property mortgage was 2.4806 percent and 2.3493 percent, respectively. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a 30 year amortization schedule.

Mortgages payable, net, associated with assets held for sale

The Company’s mortgages payables, net, associated with assets held for sale, consists of the following:

				Balance
				March 31,
	Monthly	Interest		2022	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2021
Clemson Best Western (a)	Interest only	Variable	October 2022	7,750,000	7,750,000
Unamortized issuance costs, net				(134,632)	(134,632)
Total mortgages payable, net, associated with assets held for sale				7,615,368	7,615,368
(a)	As of March 31, 2021, the Company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale. The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of March 31, 2022 and December 31, 2021, respectively, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent. The mortgage payable on the Clemson Best Western Property matures on October 6, 2022. The Company has an option to extend the term of the mortgage by one year, until October 6, 2023, under certain conditions which the Clemson Best Western Property may not meet. If the Company has not been successful in its efforts to sell the Clemson Best Western Property by the loan maturity date, the Company plans to refinance the mortgage. There is no guarantee that the Company will be successful in refinancing the mortgage.

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

				Debt
		Principal		Issuance	Net Cash
Tranche	Closing Date	Amount	Discount	Costs – Cash	Proceeds
Tranche 1	October 27, 2020	$1,500,000	$(75,000)	$(155,555)	$1,269,445
Tranche 2	December 22, 2020	2,000,000	(100,000)	(207,407)	1,692,593
Tranche 3	January 5, 2021	1,500,000	(75,000)	(155,555)	1,269,445
Total		$5,000,000	$(250,000)	$(518,517)	$4,231,483

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

Between January 6, 2021 and May 11, 2021, the convertible debenture holder completed the full conversion of the total $5,000,000 principal balance of the convertible debentures and $58,788 in accrued interest, to the Company’s common shares, receiving 3,181,916 common shares in a series of 17 conversions at an average conversion price of $1.59 per common share.

Interest expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the three months ended March 31, 2022
	(unaudited)
		Amortization of
	Mortgage	discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square	$126,140	$7,093	$—	$133,233
Hanover Square	104,854	3,223	—	108,077
Hampton Inn	—	—	—	—
Ashley Plaza	104,147	4,358	—	108,505
Clemson Best Western	138,531	—	386	138,917
Brookfield Center	46,254	2,838	—	49,092
Lancer Center	63,746	7,156	—	70,902
Greenbrier Business Center	44,950	693	—	45,643
Parkway Center	30,375	2,757	—	33,132
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	53,923	100,000	153,923
Total interest expense	$658,997	$82,041	$100,386	$841,424

	For the three months ended March 31, 2021
	(unaudited)
		Amortization
	Mortgage	of discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square	$167,731	$2,322	$—	$170,053
Hanover Square	110,832	3,234	—	114,066
Hampton Inn	169,000	9,000	4,378	182,378
Ashley Plaza	106,086	4,359	—	110,445
Clemson Best Western	138,531	22,437	1,576	162,544
Brookfield Center	47,084	2,838	—	49,922
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	49,449	100,000	149,449
Amortization and interest on convertible debentures	—	1,455,324	36,219	1,491,543
Other interest	—	—	3,732	3,732
Total interest expense	$739,264	$1,548,963	$145,905	$2,434,132

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of March 31, 2022
	(unaudited)		As of December 31, 2021
		Accumulated		Accumulated
		amortization of		amortization
	Accrued	capitalized	Accrued	of capitalized
	interest	issuance costs	interest	issuance costs
Franklin Square	$43,448	$9,457	$—	$2,364
Hanover Square	35,670	50,213	38,287	46,990
Ashley Plaza	35,811	45,037	—	40,679
Clemson Best Western	47,716	134,622	47,716	134,622
Brookfield Center	15,904	28,380	15,979	25,542
Lancer Center	21,905	25,127	22,042	17,971
Greenbrier Business Center	15,482	1,617	15,482	924
Parkway Center	10,463	4,595	9,966	1,838
Amortization and preferred stock dividends (1) on mandatorily redeemable preferred stock	70,004	420,681	70,004	366,758
Total	$296,403	$719,729	$219,476	$637,688
(1)	Recorded as accrued interest under accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021, respectively .

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of March 31, 2022 are as follows:

		Mortgages
		Payable
		Associated
		with Assets
	Mortgages	Held for
	Payable	Sale	Total
For the remaining nine months ending December 31, 2022	$658,777	$7,750,000	$8,408,777
2023	961,743	—	961,743
2024	995,251	—	995,251
2025	1,272,970	—	1,272,970
2026	10,940,397	—	10,940,397
Thereafter	40,321,971	—	40,321,971
Total principal payments and debt maturities	55,151,109	7,750,000	62,901,109
Less unamortized issuance costs	(797,426)	(134,632)	(932,058)
Net principal payments and debt maturities	$54,353,683	$7,615,368	$61,969,051

6.      Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of March 31, 2022 are as follows:

For the remaining nine months ending December 31, 2022	$5,006,964
2023	6,062,067
2024	4,869,830
2025	4,113,579
2026	2,901,598
Thereafter	5,251,352
Total minimum rents	$28,205,390

7.      Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 shares of common stock, $0.01 par value per share ("Common Shares"), and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 98.77% and 98.69% interest in the Operating Partnership as of March 31, 2022 and December 31, 2021, respectively. Limited partners in the Operating Partnership who have held their units for one year or longer have the right to redeem their common units for cash or, at the REIT’s option, Common Shares at a ratio of one common unit for one common share. Under the Agreement of Limited Partnership, distributions to unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per unit as dividends per share are paid to the REIT’s holders of Common Shares.

April 2021 Common Stock Issuance

On April 13, 2021, the Company issued and sold 8,000,000 Common Shares at an offering price of $1.50 per share.  Net proceeds from the issuance totaled $10,886,337, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and estimated legal and accounting fees.

Form S-3 Shelf Registration

On June 21, 2021, the Company filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission (“SEC”). The registration statement is intended to provide the Company additional flexibility to finance future business opportunities through timely and cost-effective access to capital markets. Under the shelf registration statement, the Company may, from time to time, issue common stock up to an aggregate amount of $150 million. The shelf registration statement was declared effective by the SEC on July 27, 2021. The Company has incurred $84,926 in legal costs, filing fees and other costs associated with this registration which are recorded as offering costs as part of stockholders' equity on the Company’s condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021 , respectively.

Standby Equity Purchase Agreement

On November 17, 2021, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with a financing entity. Under this agreement, the Company will be able to sell up to $6,665,299 of its shares of common stock at the Company’s request any time during the 36 months following the execution of the SEPA. The shares would be purchased at 96.5% of the market price (as defined in the agreement) and would be subject to certain limitations, including that the financing entity could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock.  As of March 31, 2022, the Company has generated net proceeds of $1,188,574 from the issuance of 1,119,668 shares at an average price of $1.062 per common share under the SEPA.

Issuance Date	Shares Issued	Price Per Share	Total Proceeds
March 3, 2022	90,600	$1.088	$98,574
March 14, 2022	276,190	1.050	290,000
March 17, 2022	278,810	1.076	300,000
March 21, 2022	474,068	1.0547	500,000
Total	1,119,668	$1.062	$1,188,574

Common Stock Repurchase Plan

In December 2021, the Company’s board of directors approved a program to purchase up to 500,000 shares of the Company’s common stock in the open market, up to a maximum price of $4.80 per share. The repurchase program does not obligate the Company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of March 31, 2022, the Company had repurchased 268,070 shares of its common stock at a total cost of $278,277 at an average price of $1.038 per common share.  The Company incurred fees of $8,266 associated with these transactions.  All repurchased shares were retired in accordance with Maryland law.

Purchase (Trade) Date	Shares Purchased	Price Per Share	Total Cost (1)
January 4, 2022	400	$1.060	$424
January 5, 2022	48,205	1.060	51,093
January 6, 2022	100,000	1.046	104,556
January 7, 2022	30,000	1.050	31,500
January 10, 2022	50,000	1.020	51,000
January 14, 2022	100	1.010	101
January 21, 2022	39,365	1.006	39,603
Total	268,070	$1.038	$278,277
(1)	Total cost before transaction fees.

Common shares and operating partnership units outstanding

As of March 31, 2022 and December 31, 2021, respectively, there were 17,327,746 and 16,266,148 common units of the Operating Partnership outstanding with the REIT owning 17,114,215 and 16,052,617, respectively, of these common units. As of March 31, 2022 and Decemer 31, 2021, respectively, there were 17,114,215 and 16,052,617 Common Shares of the REIT outstanding. As of March 31, 2022 and December 31, 2021, respectively, there were 213,531 and 213,531 common units of the Operating Partnership that were eligible for conversion to the Company’s Common Shares.

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

On March 2, 2022, the Company’s Compensation Committee approved a grant of 60,000 Common Shares to two employees of the Manager who also serve as directors of the Company, a grant of 90,000 Common Shares to the Company’s three independent directors, and a grant of 60,000 shares to the chief financial officer of the Company. The effective date of the grants was March 2, 2022. The Common Shares granted vest immediately and are unrestricted. However, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the Common Shares vested immediately, the fair value of the grants, or $233,100, was recorded to share based compensation expense on the Company’s condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

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

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of March 31, 2022 and 2021, respectively, 213,531 and 213,531 of the Operating Partnership’s 213,531 common units outstanding were eligible to be converted, on a one-to-one basis, into Common Shares. The Operating Partnership’s common units and the equivalent common shares attributable to the convertible debentures have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's loss per common share is determined as follows:

	Three months ended March 31,
	2022	2021
Basic and diluted shares outstanding
Weighted average Common Shares – basic	16,037,073	5,856,365
Effect of conversion of operating partnership units	213,531	213,531
Effect of conversion of convertible debentures (1)	—	739,128
Weighted average Common Shares – diluted	16,250,604	6,809,024

Calculation of earnings per share – basic and diluted
Net loss attributable to common shareholders	$(989,284)	$(2,277,524)
Weighted average Common Shares – basic and diluted	16,037,073	5,856,365
Loss per share – basic and diluted	$(0.06)	$(0.39)
(1)	Represents the number of shares that would be issued if all outstanding convertible debentures and accrued interest were converted into Common Shares on March 31, 2021 at a price equal to 88 percent of the lowest volume weighted average price for the prior 10 trading days, or $1.9079 pershare.

Dividends and Distributions

During the three months ended March 31, 2022, dividends in the amount of $0.02 per share were paid on January 20, 2022, to shareholders of record on January 13, 2022. During the three months ended March 31, 2021, no dividends were paid.  Total dividends and distributions to noncontrolling interests paid during the three months ended March 31, 2022 and 2021, respectively, are as follows:

	Three months ended March 31,
	2022	2021
Common shareholders (dividends)	$316,450	$—
Hanover Square Property noncontrolling interest (distributions)	10,000	12,000
Parkway Property noncontrolling interest (distributions)	10,800	—
Operating Partnership unit holders (distributions)	4,271	—
Total dividends and distributions	$341,521	$12,000

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in South Carolina, North Carolina and Virginia, which represented 100 percent of the total annualized base revenues of the properties in its portfolio as of March 31, 2022. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Other Risks and Uncertainties

Since March 2020, the Company’s investment properties have been significantly impacted by (i) measures taken by local, state and federal authorities to mitigate the impact of COVID-19, such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders and (ii) significant changes in consumer behavior and business and leisure travel patterns.  While most, if not all, of the initial measures have been relaxed by the respective governmental authorities, with the uncertainty resulting from the continued mutation of COVID-19 into new variants, and the possibility that changes in consumer behavior and business and leisure travel patterns will continue, the negative impact on consumer behavior, including demand for the goods and services of our retail tenants within our portfolio, and room demand for our hotel properties, could continue to be significant in future periods.

Retail Center and Flex Center Properties

As of the date of this Quarterly Report on Form 10-Q, all of the tenants in the Company’s retail properties and flex properties are open.

As is the case with retail landlords across the U.S., the Company received a number of rent relief requests from tenants which were impacted by mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders and significant changes in consumer behavior.  The Company evaluated each of these requests on a case-by-case basis. During the period following the onset of the COVID-19 pandemic, from March 2020 through December 2020, the Company granted lease concessions in the form of (i) rent deferrals or (ii) rent abatements.  The deferral and abatement agreements have reduced the rent revenues the Company has recognized in all subsequent periods, including during the three months ended March 31, 2022 and 2021, and will reduce the rent revenues the Company expects to receive in future periods.

Under the rent deferral agreements, all of which were reached during the year ended December 31, 2020, the Company granted rent deferrals to various tenants in return for an agreement by the tenants to repay deferred and unpaid rent over a specified time period or before a certain date.  Deferred rent is recognized as retail center property revenues or flex center property revenues on the Company’s condensed consolidated statement of operations and as rent and other receivables on the Company’s condensed consolidated balance sheets.  As of March 31, 2022, all rent deferral periods have ended and, in all cases, tenants have commenced repayment of the deferred rent amounts.  As of the date of this Quarterly Report on Form 10-Q, all tenants are current on their deferred rent repayment.

Under the rent abatement agreements, all of which were reached during the year ended December 31, 2020, the Company agreed to permanently abate rent in exchange for lease extensions of between one and three years, depending on the amount of the abatement.  In one case, the Company agreed to abate a portion of a tenant’s base rent in exchange for future rent payments based on the tenant’s monthly sales.  Abated rent is excluded from future minimum rents in Note 6, above.

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

Revenues will continue to be impacted by the deferral and abatement agreements that the Company has granted to various tenants and could continue to be negatively impacted until consumer demand for the goods and services of the Company’s retail and flex center tenants returns to levels prior to the virus outbreak. Additionally, the direct and indirect economic effects of the pandemic and containment measures and the potential for changes in consumer behavior and business and leisure travel patterns could continue to have a significant negative impact on consumer demand for the goods and services of the Company’s retail tenants within its portfolio in the coming months.

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

Due to the risk and uncertainty associated with continued ownership of the Company’s hotel properties, the Company sold its Hampton Inn Property on August 31, 2021.  While the Company’s occupancy agreement with Clemson University for the Clemson Best Western Property has resulted in 100 percent occupancy rates from September 2020 through March 2022, due to the continued risk and uncertainties associated with hotels, the Company has committed to a plan to sell its Clemson Best Western Hotel Property. See Note 3, above. There is no assurance that the Company will be able to complete the sale of the Clemson Best Western Property. Despite the Company’s decision to sell its hotel properties, the Company has not removed hotel properties from its investment policy and will consider future opportunistic acquisitions of hotel properties in the future.

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

The Company pays the Manager a monthly asset management fee equal to 0.125% of stockholders’ equity, payable in arrears in cash. For purposes of calculating the asset management fee, the Company’s stockholders’ equity means: (a) the sum of (1) the net proceeds from (or equity value assigned to) all issuances of the Company’s equity and equity equivalent securities (including common stock, common stock equivalents, preferred stock and OP Units issued by the Company’s operating partnership) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that the Company has paid to repurchase its common stock issued in this or any subsequent offering. Stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items (including depreciation and amortization) that have impacted stockholders’ equity as reported in the Company’s condensed consolidated financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Company’s Manager and its independent director(s) and approval by a majority of its independent directors. For the three months ended March 31, 2022 and 2021, the Company incurred $210,148 and $175,040 , in asset management fees, respectively.

The Manager also receives an acquisition fee of 2.0% of the purchase price plus transaction costs, for each property acquired or investment made on the Company’s behalf at the closing of the acquisition of such property or investment, in consideration for the Manager’s assistance in effectuating such acquisition. Acquisition fees are allocated and added to the fair value of the tangible assets acquired and recorded as part of investment properties, net, on the Company’s condensed consolidated balance sheets.  No acquisition fees were earned or paid during the three months ended March 31, 2022 or March 31, 2021, respectively. On March 16, 2021, the Manager agreed to defer one-half of all acquisition fees until the Company’s stock price reaches $5.00 per share. As of March 31, 2022 and December 31, 2021, the Company had accrued a total of $251,955 in acquisition fees resulting from the Company’s 2021 acquisitions.  These accrued acquisition fees are recorded under accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021.

The Manager will be entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in this offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to this offering, and (B) 7%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period. For purposes of calculating the incentive fee during the first years after completion of this offering, adjusted funds from operations (“AFFO”) will be determined by annualizing the applicable period following completion of this offering. AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. The Company further adjusts funds from operations (“FFO”) for certain items that are not added to net income in the National Association of Real Estate Investment Trusts’ (NAREIT) definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on real estate investments). No incentive fees were earned or paid during the three months ended March 31, 2022 or 2021.

Other related parties

The Company pays Shockoe Properties, LLC, a subsidiary of Dodson Properties, an entity in which one of the owners of the Manager holds a 6.32 percent interest, an annual property management fee of up to three percent of the monthly gross revenues of the Franklin Square, Hanover Square, Ashley Plaza, Brookfield, Lancer Center, Greenbrier Business Center and Parkway properties. These fees are paid in arrears on a monthly basis. During the three months ended March 31, 2022 and 2021, the Company paid Shockoe Properties, LLC property management fees of $62,072 and $40,566, respectively.

10.      Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. As of March 31, 2022, the Company had the following reportable segments:  retail center properties, flex center properties and hotel properties. During the periods presented, there have been no material intersegment transactions.

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

The following table presents property operating revenues, expenses and NOI by product type:

	For the three months ended March 31,
	Hotel properties		Retail center properties		Flex center property		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Revenues	$765,489	$1,295,385	$1,525,085	$1,193,641	$613,390	$182,827	$2,903,964	$2,671,853
Operating expenses	372,860	797,395	450,125	327,930	161,381	54,088	984,366	1,179,413
Bad debt expense	—	—	7,791	3,196	4,992	—	12,783	3,196
Net operating income	$392,629	$497,990	$1,067,169	$862,515	$447,017	$128,739	$1,906,815	$1,489,244

11.      Subsequent Events

As of May 9, 2022, the following events have occurred subsequent to the March 31, 2022 effective date of the condensed consolidated financial statements:

Common Stock Dividend

On April 21, 2022, a dividend in the amount of $0.02 per share was paid to common stock shareholders and operating partnership unit holders of record on April 18, 2022.

Mandatorily Redeemable Preferred Stock Dividend

On April 21, 2022, a dividend in the amount of $0.50 per share was paid to mandatorily redeemable preferred stock shareholders of record on April 18, 2022 for the period from January 20, 2022 through April 20, 2022.

Contract to Acquire the Salisbury Marketplace Shopping Center

On April 8, 2022, the Company entered into an agreement with an unrelated party to acquire a retail center commonly referred to as the Salisbury Marketplace Shopping Center.  Closing on the acquisition is subject to due diligence and customary contingencies.  There is no guarantee that the Company will close on this acquisition.

Contract for the Sale of the Clemson Best Western Property

On May 4, 2022, the Company entered into a contract with an unrelated party to sell the Clemson Best Western Property for $10,150,000.  There is no guarantee that the Company will close on this sale.

Common Stock Issuances Under Standby Equity Purchase Agreement

As of the date of this Quarterly Report on Form 10-Q, the Company has generated an additional $350,313 in proceeds from the issuance of 325,732 shares at an average price of $1.075 under the Standby Equity Purchase Agreement (see Note 7, above).

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

As of March 31, 2022, our company owned and operated eight investment properties, the Shops at Franklin Square (the “Franklin Square Property”), a 134,239 square foot retail property located in Gastonia, North Carolina, the Hanover North Shopping Center (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 160,356 square foot retail property located in Goldsboro, North Carolina, the Clemson Best Western University Inn (the “Clemson Best Western Property”), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina, Brookfield Center (the “Brookfield Center Property”), a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina, the Lancer Center, a 178,626 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), the Greenbrier Business Center (the “Greenbrier Business Center Property”), an 89,290 square foot mixed-use industrial/office property located in Chesapeake, Virginia and Parkway 3 & 4 (the “Parkway Property”), a 64,109 square foot mixed-use industrial office property located in Virginia Beach, Virginia.  As of March 31, 2022, we owned 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owned the remaining 16 percent interest and 82 percent of the Parkway Property as a tenant in common with a noncontrolling owner which owns the remaining 18 percent interest

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have investments. As of March 31, 2022, our reportable segments were retail center properties, flex center properties, and hotel properties.

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

Standby Equity Purchase Agreement

On November 17, 2021, our company entered into a Standby Equity Purchase Agreement (the “SEPA”) with a financing entity. Under this agreement, our company will be able to sell up to $6,665,299 of its shares of common stock at our company’s request any time during the 36 months following the execution of the SEPA. The shares would be purchased at 96.5% of the market price (as defined in the agreement) and would be subject to certain limitations, including that the financing entity could not purchase any shares that would result in it owning more than 4.99% of our company’s common stock.  As of March 31, 2022, our company has generated net proceeds of $1,188,573 from the issuance of 1,119,668 shares at an average price of $1.062 per common share under the SEPA.

Issuance Date	Shares Issued	Price Per Share	Total Proceeds
March 3, 2022	90,600	$1.088	$98,574
March 14, 2022	276,190	1.050	290,000
March 17, 2022	278,810	1.076	300,000
March 21, 2022	474,068	1.055	500,000
Total	1,119,668	$1.062	$1,188,574

Common Stock Repurchase Plan

In December 2021, our company’s board of directors approved a program to purchase up to 500,000 shares of our company’s common stock in the open market, up to a maximum price of $4.80 per share. The repurchase program does not obligate our company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at our company’s discretion. As of March 31, 2022, our company has repurchased a total of 268,070 shares of common stock on the open market under the Common Stock Repurchase Plan at an average price of $1.038 per share.

Purchase Date	Shares Purchased	Price Per Share	Total Cost
January 4, 2022	400	$1.060	$424
January 5, 2022	48,205	1.060	51,093
January 6, 2022	100,000	1.046	104,556
January 7, 2022	30,000	1.050	31,500
January 10, 2022	50,000	1.020	51,000
January 14, 2022	100	1.010	101
January 21, 2022	39,365	1.006	39,603
Total	268,070	$1.038	$278,277

Common stock grants under the 2018 Equity Incentive Plan

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

On March 2, 2022, our company’s Compensation Committee approved a grant of 60,000 Common Shares to two employees of the Manager who also serve as directors of our company, a grant of 90,000 Common Shares to our company’s three independent directors, and a grant of 60,000 shares to the chief financial officer of our company. The effective date of the grants was March 2, 2022. The Common Shares granted vest immediately and are unrestricted. However, the Plan includes other restrictions on the sale of shares issued under the Plan. Because the Common Shares vested immediately, the fair value of the grants, or $233,100, was recorded to share based compensation expense on our company’s condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of our company’s Common Shares on the effective date of the grant.

Financing Activities

Mortgages payable

Our company financed its acquisitions of its investment properties through mortgages, as follows:

				Balance
				March 31,
	Monthly	Interest		2022	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2021
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Hanover Square (b)	$56,882	4.25%	December 2027	10,071,489	10,134,667
Ashley Plaza (c)	$52,795	3.75%	September 2029	11,089,857	11,127,111
Brookfield Center (e)	$22,876	3.90%	November 2029	4,736,045	4,758,344
Lancer Center (f)	$34,667	4.00%	March 2026	6,447,916	6,488,034
Greenbrier Business Center (g)	Interest only	4.00%	July 2026	4,495,000	4,495,000
Parkway Center (h)	Variable	Variable %	October 2026	5,060,802	5,090,210
Total mortgages payable				$55,151,109	$55,343,366

Amounts presented do not reflect unamortized loan issuance costs.

(a)	The original mortgage loan for the Franklin Square Property matured on October 6, 2021. Effective on October 6, 2021, our company entered into a forbearance agreement with the current lender extending the maturity date for thirty days with a right to extend the maturity date for an additional thirty days. On November 8, 2021, we closed on a new loan in the principal amount of $13,250,000 which bears interest at a fixed rate of 3.808 percent, has a ten-year term, and matures on December 6, 2031. In addition to the funds from the new loan, our company used $2,242,273 in cash on hand for closing costs and to repay the remaining balance of the original mortgage loan. Our company has guaranteed the payment and performance of the obligations of the new loan. The new mortgage loan bears interest at a fixed rate of 3.808 percent and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a 30 year amortization schedule. Our company accounted for this refinancing transaction in accordance with debt extinguishment accounting in accordance with ASC 470. The new mortgage includes covenants for our company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and to maintain liquid assets of no less than $1,000,000. As of March 31, 2022 and December 31, 2021, we believe that we are compliant with these covenants.
(b)	The mortgage loan for the Hanover Square Property bears interest at a fixed rate of 4.25 percent until January 1, 2023, when the interest rate will adjust to a new fixed rate which will be determined by adding 3.00 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25 percent. The fixed monthly payment of $56,882 which includes interest at the fixed rate, and principal, based on a 25 year amortization schedule. The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of March 31, 2022 and December 31, 2021, respectively, the Company believes that it is compliant with these covenants.
(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.
(d)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.
(e)	The mortgage loan for the Lancer Center Property bears interest at a fixed rate of 4.00 percent. The monthly payment is $34,667 which includes interest at the fixed rate and principal, based on a twenty-five year amortization schedule. Our company has provided a guaranty of the payment of and performance under the terms of the Lancer Center Property mortgage.
(f)	Our company assumed the mortgage loan for the Greenbrier Business Center Property from the seller. The mortgage loan bears interest at a fixed rate of 4.00 percent and is interest only until August 1, 2022, at which time the monthly payment will become $23,873, which includes interest at the fixed rate, and principal, based on a twenty-five year amortization schedule. The Greenbrier Business Center Property mortgage includes covenants to maintain a debt service coverage ratio above 1.35 to 1.00 and maintain an occupancy rate of at least 80 percent. As of March 31, 2022 and December 31, 2021, our company believes that it is compliant with these covenants.
(g)	The mortgage loan for the Parkway Property bears interest at a variable rate based on LIBOR with a minimum rate of 2.25 percent. The interest rate payable is the ICE LIBOR rate plus 225 basis points. As of March 31, 2022, the rate in effect for the Parkway Property mortgage was 2.4806 percent. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a 30 year amortization schedule.

Our company financed its acquisitions of its assets held for sale through mortgages which, as of March 31, 2022, are recorded as mortgages payable, net, associated with assets held for sale, on our condensed consolidated balance sheets, as follows:

				Balance
				March 31,
	Monthly	Interest		2022	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2021
Clemson Best Western (a)	Interest only	Variable	October 2022	7,750,000	7,750,000

Amounts presented do not reflect unamortized loan issuance costs.

(a)	As of March 31, 2021, our company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale. The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of March 31, 2022 and 2021, respectively, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent. The mortgage payable on our Clemson Best Western Property matures on October 6, 2022. We have an option to extend the term of the mortgage by one year, until October 6, 2023, under certain conditions which the Clemson Best Western Property may not meet. If we have not been successful in our efforts to sell the Clemson Best Western Property by loan maturity date, we plan to refinance the mortgage. There is no guarantee that we will be successful in refinancing the mortgage.

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

Between January 6, 2021 and May 11, 2021, the convertible debenture holder completed the full conversion of the total $5,000,000 principal balance of the convertible debentures and $58,788 in accrued interest, to our company’s common shares, receiving 3,181,916 common shares in a series of 17 conversions at an average conversion price of $1.59 per common share.

COVID-19 Impact

The following discussion is intended to provide certain information regarding the impacts of the COVID-19 pandemic on our company’s business and management’s efforts to respond to those impacts.

Since March 2020, our company’s investment properties have been significantly impacted by (i) measures taken by local, state and federal authorities to mitigate the impact of COVID-19, such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders and (ii) significant changes in consumer behavior and business and leisure travel patterns. While most of the measures have been relaxed by the respective governmental authorities, with the uncertainty resulting from the continued mutation of COVID-19 into new variants and the possibility of the re-imposition of mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders by some governmental authorities, and the possibility that changes in consumer behavior and business and leisure travel patters will continue, the negative impact on room demand for our hotel properties and consumer demand for the goods and services of our retail tenants within our portfolio could continue to be significant in future periods.

Retail Center and Flex Center Properties

As of the date of this Quarterly Report on Form 10-Q, all of the tenants in our company’s retail properties and flex properties are open.

As is the case with retail landlords across the U.S., our company received a number of rent relief requests from tenants which were impacted by mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders and significant changes in consumer behavior.  The Company evaluated each of these requests on a case-by-case basis. During the period following the onset of the COVID-19 pandemic, from March 2020 through December 2020, our company granted lease concessions in the form of (i) rent deferrals or (ii) rent abatements.  The deferral and abatement agreements have reduced the rent revenues our company has recognized in all subsequent periods, including during the three months ended March 31, 2022 and 2021, and will reduce the rent revenues our company expects to receive in future periods.

Under the rent deferral agreements, all of which were reached during the year ended December 31, 2020, our company granted rent deferrals to various tenants in return for an agreement by the tenants to repay deferred and unpaid rent over a specified time period or before a certain date.  Deferred rent is recognized as retail center property revenues or flex center property revenues on our company’s condensed consolidated statement of operations and as rent and other receivables on our company’s condensed consolidated balance sheets.  As of March 31, 2022, all rent deferral periods have ended and, in all cases, tenants have commenced repayment of the deferred rent amounts.  As of the date of this Quarterly Report on Form 10-Q, all tenants are current on their deferred rent repayment.

Under the rent abatement agreements, all of which were reached during the year ended December 31, 2020, our company agreed to permanently abate rent in exchange for lease extensions of between one and three years, depending on the amount of the abatement.  In one case, our company agreed to abate a portion of a tenant’s base rent in exchange for future rent payments based on the tenant’s monthly sales.

While our company’s rent collections from its retail and flex center properties have stabilized, the extent of the continued impact of COVID-19  and its new variants on revenues from our company’s retail and flex center properties and tenants remains uncertain and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the continued efficacy of vaccines against new variants, development and deployment of of treatments, and potential mutations of COVID-19 and the response thereto.

Revenues will continue to be impacted by the deferral and abatement agreements that our company has granted to various tenants and could continue to be negatively impacted until consumer demand for the goods and services of our company’s retail and flex center tenants returns to levels prior to the virus outbreak. Additionally, the direct and indirect economic effects of the pandemic and containment measures and the potential for changes in consumer behavior and business and leisure travel patterns could continue to have a significant negative impact on consumer demand for the goods and services of our company’s retail tenants within its portfolio in the coming months.

Hotel Properties

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the United States, resulting in significant decreases in our company’s revenues from the Hampton Inn Property (which our company sold on August 31, 2021) and the Clemson Best Western Property, and the hospitality industry as a whole. With the overall uncertainty of the longevity of COVID-19 in the U.S. and the resulting economic decline, it is difficult to project the duration of revenue declines for the industry and our company.

Due to the risk and uncertainty associated with continued ownership of our company’s hotel properties, our company sold its Hampton Inn Property on August 31, 2021.  While our company’s occupancy agreement with Clemson University for the Clemson Best Western Property has resulted in 100 percent occupancy rates from September 2020 through March 2022, due to the continued risk and uncertainties associated with hotels, our company has committed to a plan to sell its Clemson Best Western Hotel Property.  There is no assurance that our company will be able to complete the sale of the Clemson Best Western Property. Despite our company’s decision to sell its hotel properties, our company has not removed hotel properties from its investment policy and will consider future opportunistic acquisitions of hotel properties in the future.

Until such time as the virus is contained or eradicated and room demand for our company’s hotel property and consumer demand for the goods and services of our company’s retail and flex center tenants returns to more customary levels, our company may continue to experience material reductions in its operating revenue.  The anticipated negative impact on revenues, discussed above, from our company’s retail, flex center and hotel property has also, and will continue, to impact our company’s liquidity, resulting in reduced cash flow to meet our company’s obligations and to fund dividend distribution payments.

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

Off-Balance Sheet Arrangements

As of March 31, 2022 and December 31, 2021, we have no off-balance sheet arrangements.

Summary of Critical Accounting Policies

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to use judgment in the application of accounting policies, including making estimates and assumptions. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, or different assumptions were made, it is possible that different accounting policies would have been applied, resulting in different financial results or a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex or significant judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, “Summary of Significant Accounting Policies,” of our Condensed Consolidated Financial Statements. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

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

Accounting for Leases

Our company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) on January 1, 2022 using the modified retrospective approach within ASU 2018-11, which allows for the application date to be the beginning of the reporting period in which the entity first applies the new standard. Our company historically has not been and is not currently a “lessee” under any lease agreements, and thus did not have any arrangements requiring the recognition of lease assets or liabilities on its balance sheet.  As a “lessor”, our company has active lease agreements with over 100 tenants across its portfolio of investment properties.

Upon the adoption of ASC No. 842, our company has elected the practical expedient permitting lessors to elect by class of underlying asset to not separate non-lease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC No. 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. Our company assessed the criteria above with respect to our operating leases and determined that they qualify for the non-separation practical expedient. As a result, we have accounted for and presented the revenues from these leases, including tenant reimbursements, as a single line item on our condensed consolidated statements of operations for the three months ended March 31, 2022.  For comparability, we have adjusted our comparative condensed consolidated statement of operations for the three months ended March 31, 2021, to conform to the 2022 financial statement presentation.

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

Internal liquidity to fund operating needs will be provided primarily by the rental receipts from our retail properties and flex center property, and revenues from our hotel property. During the three months ended March 31, 2022, the COVID-19 pandemic continued to impact our financial and operational results that provide the liquidity for operating needs. Our company’s retail property and flex property rent revenues continued to be impacted by rent abatement agreements and other concessions.  However, our Clemson Best Western Property saw increased revenues resulting from the occupancy agreement with Clemson University.  However, this trend is unlikely to continue when the Clemson University occupancy agreement ends in May 2022.

The full extent of the impact of COVID-19 on our company’s liquidity will be dictated by, among other things, its nature, duration and scope, the success of efforts to contain the spread of COVID-19 and the impact of actions taken in response to the pandemic including travel bans and restrictions, quarantines, shelter in place orders, the promotion of social distancing and limitations on business activity, including business closures. New variants of COVID-19, including the omicron variant and sub-variants, and continued resistance to vaccination could result in the re-imposition of limitations on business activity, travel and other restrictions that could increase the extent of the impact on our investment properties. Possible future declines in rental rates and expectations of future rental concessions, including granting free rent to induce tenants to renew their leases early, to retain tenants who are up for renewal, or to attract new tenants, or requests from tenants for rent abatements during periods when they are severely impacted by COVID-19, may result in decreases in our cash flows from our retail and flex properties. The past and potential for future travel bans and stay at home orders have and could continue to materially affect our hotel revenues. At this point, the extent to which the COVID-19 pandemic may continue to impact the economy and our business is uncertain, but pandemics or other significant public health events could have a material adverse effect on our business, results of operations and internal liquidity in the future.

Cash Flows

At March 31, 2022, our consolidated cash and restricted cash on hand totaled $8,079,034 compared to consolidated cash on hand of $6,351,244 at March 31, 2021. Cash from operating activities, investing activities and financing activities for the three months ended March 31, 2022 are as follows:

Operating Activities

During the three months ended March 31, 2022 our cash provided by operating activities was $692,863 compared to cash provided by operating activities of $206,818 for the three months ended March 31, 2021, an increase of cash provided by operating activities of $486,045.

Cash flows from operating activities has two components. The first component consists of net operating loss adjusted for non-cash operating activities. During the three months ended March 31, 2022, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $689,045.  During the three months ended March 31, 2021, operating activities adjusted for non-cash items resulted in net cash provided in operating activities of $50,868. The increase of $638,177 in cash flows from operating activities for the three months ended March 31, 2022 was a result of improved operating performance across all property types, as well as cash flows from our company’s acquisition of the Lancer Center, Parkway and Greenbrier Business Center properties, none of which we owned during the three months ended March 31, 2021.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations.  During the three months ended March 31, 2022, net changes in asset and liability accounts resulted in $3,818 in cash provided by operations. During the three months ended March 31, 2021, net changes in asset and liability accounts resulted in $155,950 in cash provided by operations. This decrease of $152,132 in changes in assets and liabilities is a result of a decreased change in accounts payable and accrued liabilities of $386,704, offset by an increased change in rent and other receivables, net, of $1,401, unbilled rent of $73,246, and other assets of $159,925.

The net of (i) the $638,177 increase in cash provided by operations from the first category and (ii) the $152,132 decrease in cash provided by operations from the second category results in a total increase of cash provided in operations of $486,045 for the three months ended March 31, 2022.

Investing Activities

During the three months ended March 31, 2022, our cash used in investing activities was $366,059, compared to cash used in investing activities of $45,140 during the three months ended March 31, 2021, an increase in cash used in investing activities of $320,919. During the three months ended March 31, 2022, cash used in investing activities consisted of $366,059 in capitalized expenditures, including $230,857 in building improvements, $78,921 in capitalized leasing commissions, and $56,281 in capitalized tenant improvements.  During the three months ended March 31, 2021, cash used in investing activities consisted of $45,150 in capitalized tenant improvements.

There were no non-cash investing activities during the three months ended March 31, 2022.  The non-cash investing activity for the three months ended March 31, 2021, that did not affect our cash provided by investing activities, was the transfer of investment properties, net, to assets held for sale, net of $9,683,555.

Financing Activities

During the three months ended March 31, 2022, our cash provided by financing activities was $368,253 compared to cash provided by financing activities of $1,092,648 during the three months ended March 31, 2021, a decrease in cash provided by financing activities of $724,395.  During the three months ended March 31, 2022, financing activities generated $1,188,574 in net proceeds, after issuance costs, from common stock issuances under our SEPA (see above), offset by cash used in financing activities, including dividends and distributions of $341,521, mortgage debt principal payments of $192,257 and repurchases of our company’s common stock of $286,543, including costs and fees.

During the three months ended March 31, 2021, financing activities generated net proceeds, after issuance costs, from the closing of the third tranche of our convertible debentures of $1,305,000.  Additionally, our company used funds for mortgage debt principal payments of $134,150, distributions to noncontrolling interests of $12,000 and $66,202 in capitalized offering costs related to our April 13, 2021 stock issuance.

There were no non-cash financing activities during the three months ended March 31, 2022.  Non-cash financing activities for the three months ended March 31, 2021, that did not affect our cash provided by financing activities were the conversion ofconvertible debentures and accrued interest totaling $3,799,268 into common stock, and the transfer of the mortgage payable, net, of $7,592,931, for the Clemson Best Western Property from mortgages payable, net, to mortgages payable, net, associated with assets held for sale on our condensed consolidated balance sheets.

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

The primary, non-operating liquidity need of our company, is $346,555 to pay the dividends and distributions to common shareholders and operating partnership unit holders, and $100,000 to pay the dividends to holders of our mandatorily redeemable preferred stock that were declared on April 5, 2022 and payable on April 21, 2022 to holders of record on April 18, 2022.  In addition, our company has approximately $658,777 in principal payments due on its mortgages payable during the remaining nine months ending December 31, 2022.  In addition to liquidity required to fund these principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. Our company plans to pay these obligations through a combination of cash on hand, potential dispositions and operating cash.

The mortgage payable on our Clemson Best Western Property matures on October 6, 2022.  We have an option to extend the term of the mortgage by one year, until October 6, 2023, under certain conditions, which the Clemson Best Western Property may not meet.  If we have not been successful in our efforts to sell the Clemson Best Western Property by the loan maturity date, we plan to refinance the mortgage.  There is no guarantee that we will be successful in refinancing the mortgage.

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

To meet these future liquidity needs, we have the following resources:

●	$4,629,945 in unrestricted cash as of March 31, 2022
●	$3,449,089 held in lender reserves for the purposes of tenant improvements, leasing commissions, real estate taxes and insurance premiums
●	cash generated from operations during the remaining nine months ending December 31, 2022, if any
●	Potential proceeds from issuances of common stock under our shelf registration or under the Standby Equity Purchase Agreement (see note 7 of the notes to the condensed consolidated financial statements), although there is no guarantee that any such issuances will be successful in raising additional funds.
●	Sale of the Clemson Best Western Hotel Property, although there is no guarantee that we will be successful in selling the property. (See note 3 and note 11 of the notes to the condensed consolidated financial statements).

Our success in refinancing the debt, and executing on our strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and to continue to pay dividends may be limited without additional capital.

Results of Operations

Three months ended March 31, 2022

Revenues

Total revenue was $2,903,964 for the three months ended March 31, 2022, consisting of $1,525,085 in revenues from retail center properties, $765,489 from hotel properties and $613,390 from flex center properties. Total revenues for the three months ended March 31, 2022 increased by $232,111 over the three months ended March 31, 2021, resulting primarily from increased revenues from our company’s acquisition of the Lancer Center, Parkway and Greenbrier Business Center properties in 2021, which were not owned during the three months ending March 31, 2021, offset by a reduction in hotel property revenues due to the sale of the Hampton Inn Property.

	For the three months ended
	March 31,		Increase /
	2022	2021	(Decrease)
Revenues
Retail center properties	$1,525,085	$1,193,641	$331,444
Hotel properties	765,489	1,295,385	(529,896)
Flex center property	613,390	182,827	430,563
	$2,903,964	$2,671,853	$232,111

Revenues from retail center properties were $1,525,085 for the three months ended March 31, 2022, an increase of $331,444 over retail center property revenues for the three months ended March 31, 2021. New revenues from the Lancer Center Property of $309,801, increased revenues from the Ashley Plaza Property of $15,386 and the Hanover Square Property of $18,874, were offset by decreased revenues from the Franklin Square Property of $12,617 due to COVID lease concessions.

	For the three months ended
	March 31,		Increase /
	2022	2021	(Decrease)
Retail Center Properties
Franklin Square Property	$456,205	$468,822	$(12,617)
Hanover Square Property	323,359	304,485	18,874
Ashley Plaza Property	435,720	420,334	15,386
Lancer Center Property	309,801	—	309,801
	$1,525,085	$1,193,641	$331,444

Revenues from hotel properties were $765,489 for the three months ended March 31, 2022, a decrease of $529,896 from revenues from hotel properties for the three months ended March 31, 2021, due to the sale of the Hampton Inn property on August 31, 2021 and a slight decrease of $4,096 in revenues from the Clemson Best Western Property.

	For the three months ended
	March 31,		Increase /
	2022	2021	(Decrease)
Hotel Properties
Hampton Inn Property	$—	$525,800	$(525,800)
Clemson Best Western Property	765,489	769,585	(4,096)
	$765,489	$1,295,385	$(529,896)

Revenues from the flex center properties were $613,390 for the three months ended March 31, 2022, an increase of $430,563 over revenues from flex center properties for the three months ended March 31, 2021 due to new revenues from the Greenbrier Business

Center of $199,501 and Parkway of $215,912, and increased revenues from the Brookfield Center Property of $15,150 due to reduced common area maintenance reimbursement revenues.

	For the three months ended
	March 31,		Increase /
Flex Center Properties	2022	2021	(Decrease)
Brookfield Center Property	$197,977	$182,827	$15,150
Greenbrier Business Center Property	199,501	—	199,501
Parkway Center Property	215,912	—	215,912
	$613,390	$182,827	$430,563

Operating Expenses

Total operating expenses were $3,138,362 for the three months ended March 31, 2022, consisting of $457,916 in expenses from retail center properties, $372,860 in expenses from hotel properties, $166,373 in expenses from the flex center properties, $233,100 in share-based compensation expenses, $459,869 in legal, accounting and other professional fees, $80,706 in corporate general and administrative expenses, $36,670 in loss on impairment, $175,671 in impairment of assets held for sale, and $1,155,197 in depreciation and amortization.

	For the three months ended
	March 31,		Increase /
	2022	2021	(Decrease)
Operating Expenses
Retail center properties (1)	$457,916	$331,126	$126,790
Hotel properties	372,860	797,395	(424,535)
Flex center property (2)	166,373	54,088	112,285
Total Investment Property Operating Expenses	997,149	1,182,609	(185,460)
Share based compensation expenses	233,100	149,981	83,119
Legal, accounting and other professional fees	459,869	491,855	(31,986)
Corporate general and administrative expenses	80,706	69,137	11,569
Loss on impairment	36,670	—	36,670
Impairment of assets held for sale	175,671	—	175,671
Depreciation and amortization	1,155,197	653,233	501,964
Total Operating Expenses	$3,138,362	$2,546,815	$591,547
(1)	Includes $7,791 and $3,196 of bad debt expense for the three months ended March 31, 2022 and 2021, respectively.
(2)	Includes $4,992 and $0 of bad debt expense for the three months ended March 31, 2022 and 2021, respectively.

Operating expenses for retail center properties were $457,916 for the three months ended March 31, 2022, an increase of $126,790 over retail center property operating expenses for the three months ended March 31, 2021.  Increased operating expenses from the acquisition of the Lancer Center Property of $118,138 and from the Franklin Square Property of $17,166 were offset by reduced expenses from the Hanover Square Property of $7,927 and from the Ashley Plaza Property of $587.

	For the three months ended
	March 31,		Increase /
	2022	2021	(Decrease)
Retail Center Properties
Franklin Square Property	$175,052	$157,886	$17,166
Hanover Square Property	80,484	88,411	(7,927)
Ashley Plaza Property (1)	84,242	84,829	(587)
Lancer Center Property (2)	118,138	—	118,138
Total	$457,916	$331,126	$126,790
(1)	Includes bad debt expense of $0 and $3,196 for the three months ending March 31, 2022 and 2021, respectively.
(2)	Includes bad debt expense of $7,791 and $0 for the three months ending March 31, 2022 and 2021, respectively.

Operating expenses for hotel properties were $372,860 for the three months ended March 31, 2022, a decrease of $424,535 from operating expenses from hotel properties for the three months ended March 31, 2021.  Decreased hotel operating expenses of $458,141 resulting from the sale of the Hampton Inn Property were offset by increased operating expenses of $33,606 from the Clemson Best Western Property.

	For the three months ended
	March 31,		Increase /
	2022	2021	(Decrease)
Hotel Properties
Hampton Inn Property	$—	$458,141	$(458,141)
Clemson Best Western Property	372,860	339,254	33,606
	$372,860	$797,395	$(424,535)

Operating expenses from the flex center properties were $166,373 for the three months ended March 31, 2022, an increase of $112,285 over flex center property operating expenses for the three months ended March 31, 2021 due to new operating expenses from the Greenbrier Business Center and Parkway Property acquisitions and slightly increased operating expenses from the Brookfield Center Property.

	For the three months ended
	March 31,		Increase /
Flex Center Properties	2022	2021	(Decrease)
Brookfield Center Property	$59,813	$54,088	$5,725
Greenbrier Business Center Property	43,776	—	43,776
Parkway Center Property (1)	62,784	—	62,784
	$166,373	$54,088	$112,285
(1)	Includes $4,992 and $0 of bad debt expense for the three months ended March 31, 2022 and 2021, respectively.

Operating (Loss) Income

Operating loss for the three months ended March 31, 2022 was $234,398, a decrease of $359,436 over the operating income of $125,038 for the three months ended March 31, 2021. This increase was a result of (i) increased depreciation and amortization expenses from the addition of the three properties (Lancer Center, Parkway and Greenbrier Business Center) acquired in 2021 of $501,964, (ii) increased impairment of assets held for sale of $175,671 related to the Clemson Best Western Property, (iii) increased loss on impairment of $36,670, (iv) increased corporate general and administrative expenses of $11,569, and (v) increased share based compensation expenses of $83,119, offset by increased operating income of $417,571 and decreased legal, accounting and other professional fees of $31,986.

Interest Expense

Interest expense was $841,424 and $2,434,132 for the three months ended March 31, 2022 and 2021, respectively, as follows:

	For the three months ended
	March 31,		Increase/
	2022	2021	(Decrease)
Franklin Square	$133,233	$170,053	$(36,820)
Hanover Square	108,077	114,066	(5,989)
Hampton Inn	—	182,378	(182,378)
Ashley Plaza	108,505	110,445	(1,940)
Clemson Best Western	138,917	162,544	(23,627)
Brookfield Center	49,092	49,922	(830)
Lancer Center	70,902	—	70,902
Greenbrier Business Center	45,643	—	45,643
Parkway Center	33,132	—	33,132
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	153,923	149,449	4,474
Amortization and interest on convertible debentures	—	1,491,543	(1,491,543)
Other interest	—	3,732	(3,732)
Total interest expense	$841,424	$2,434,132	$(1,592,708)

Total interest expense for the three months ended March 31, 2022 decreased by $1,592,708 over the three months ended March 31, 2021. This decrease was a result of (i) decreased mortgage interest expense from our Franklin Square, Hanover Square, Ashley Plaza, Clemson Best Wesern and Brookfield properties of $69,206, decreased interest expense of $182,378 resulting from the sale of the Hampton Inn Property, decreased amortization and interest on convertible debentures of $1,491,543, decreased other interest of $3,732, offset by increased interest expense of $149,677 from the three properties (Lancer Center, Parkway and Greenbrier Business Center) acquired in 2021.  Interest expense above includes non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock and the convertible debentures. See Note 5 of the accompanying notes to the condensed consolidated financial statements.

Other Income

During the three months ended March 31, 2022, other income was $95,439, an increase of $94,087 over other income of $1,352 for the three months ended March 31, 2021.  Other income for the three months ended March 31, 2022 consisted of $91,042 in income related to the fair value change of the interest rate caps, interest income of $484 and miscellaneous income of $3,913.  Other income of $1,352 for the three months ended March 31, 2021 consisted of $160 in income related to the fair value change of the interest rate caps and interest income of $1,192.

Net Loss

Net loss was $980,383 for the three months ended March 31, 2022, before adjustments for net (loss) income attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $989,284. Net loss was $2,307,742 for the three months ended March 31, 2021, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $2,277,524 for the three months ended March 31, 2021.

Net loss for the three months ended March 31, 2022 decreased by $1,327,359 over the three months ended March 31, 2021, before adjustments for net loss attributable to noncontrolling interests. This decrease was due to increased investment property operating income of $471,571, decreased legal, accounting and other professional fees of $31,986, decreased interest expense of $1,592,708, offset by increased share based compensation expenses of $83,119, increased corporate general and administrative expenses of $11,569, increased loss on impairment of $36,670, increased impairment of assets held for sale of $175,671, and increased depreciation and amortization of $501,964.

After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders for the three months ended March 31, 2022 decreased by $1,288,240 over the three months ended March 31, 2021.

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

Below is our company’s FFO, which is a non-GAAP measurement, for the three months ended March 31, 2022:

Net income (loss)	$(980,383)
Depreciation of tangible real property assets (1)	602,845
Depreciation of tenant improvements (2)	148,924
Amortization of leasing commissions (3)	19,791
Amortization of intangible assets (4)	383,637
Loss on impairment (5)	36,670
Impairment of assets held for sale (5)	175,671
Funds from operations	$387,155
(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.
(2)	Depreciation of tenant improvements, including those (i) acquired as part of the purchase of the retail center and flex center properties and (ii) those constructed by our company for the retail center properties and flex center property subsequent to their acquisition.
(3)	Amortization of leasing commissions paid for the retail center properties and flex center property subsequent to the acquisition of the properties.
(4)	Amortization of (i) intangible assets acquired as part of the purchase of the retail center properties and flex center property, including leasing commissions, leases in place and legal and marketing costs during the three months ended March 31, 2022.
(5)	NAREIT’s December 2018 White Paper provides guidance for the treatment of impairment write-downs. Specifically, “To the extent there is an impairment write-down of depreciable real estate … related to a REIT’s main business, the write-down is excluded from FFO (i.e., adjusted from net income in calculating FFO).” Additionally, NAREIT’s December 2018 White Paper provides guidance on gains or losses on the sale of assets, stating “the REIT has the option to include or exclude such gains and losses in the calculation of FFO.”

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

Total AFFO for the three months ended March 31, 2022 was as follows:

Funds from operations	$387,155
Amortization of above market leases (1)	69,583
Amortization of below market leases (2)	(95,617)
Straight line rent (3)	(14,921)
Capital expenditures (4)	(366,059)
Increase in fair value of interest rate cap (5)	(91,042)
Amortization of loan issuance costs (6)	28,118
Amortization of preferred stock discount and offering costs (7)	53,923
Share-based compensation (9)	233,100
Bad debt expense (10)	12,783
Adjusted funds from operations (AFFO)	$217,023
(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets for the three months ended March 31, 2022.
(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities for the three months ended March 31, 2022.
(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the retail center properties and flex center property during the three months ended March 31, 2022.
(4)	Adjustment to FFO for capital expenditures, including capitalized leasing commissions, tenant improvements, building and site improvements and purchases of furniture, fixtures and equipment that have not been reimbursed by property escrow accounts. See Investing Activities, above, for detail of capital expenditures during the three months ended March 31, 2022.
(5)	Adjustment to FFO resulting from non-cash expenses recognized as a result of decreases in the fair value of the interest rate caps for the Hampton Inn Property and the Clemson Best Western Property during the three months ended March 31, 2022.
(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages during the three months ended March 31, 2022.
(7)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock discount over its five year term during the three months ended March 31, 2022.
(8)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock offering costs over its five year term during the three months ended March 31, 2022.
(9)	Adjustment to FFO resulting from non-cash expenses recorded for share-based compensation.
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s principal executive officer and principal financial officer have determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of March 31, 2022.

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

Share repurchase activity under our share repurchase plan, on a trade date basis, for the three months ended March 31, 2021, was as follows:

Purchase (Trade) Date	Shares Purchased	Price Per Share	Total Cost
January 4, 2022	400	$1.060	$424
January 5, 2022	48,205	1.060	51,093
January 6, 2022	100,000	1.046	104,556
January 7, 2022	30,000	1.050	31,500
January 10, 2022	50,000	1.020	51,000
January 14, 2022	100	1.010	101
January 21, 2022	39,365	1.006	39,603
Total	268,070	$1.038	$278,277

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
10.1

Purchase and Sale Agreement, dated as of April 8, 2022, by and between RCC Salisbury Marketplace, LLC and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2022)

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

Date: May 9, 2022

	By:	/s/ Thomas E. Messier
Thomas E. Messier

Chief Executive Officer and Chairman of the Board
(principal executive officer))

	By:	/s/ C. Brent Winn
C. Brent Winn

Chief Financial Officer
(principal accounting officer and principal financial officer)