Form 10-Q
period 2022-06-30
Medalist Diversified REIT, Inc.
filed 2022-08-09
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at August 9, 2022 was 17,439,947.

Medalist Diversified REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Investment properties, net	$78,059,345	$69,407,915
Cash	2,480,925	4,370,405
Restricted cash	3,297,038	3,013,572
Rent and other receivables, net of allowance of $18,219 and $13,010, as of June 30, 2022 and December 31, 2021, respectively	284,056	466,141
Assets held for sale	9,897,045	9,846,208
Unbilled rent	930,697	872,322
Intangible assets, net	4,424,149	4,200,392
Other assets	570,038	370,133
Total Assets	$99,943,293	$92,547,088

LIABILITIES
Accounts payable and accrued liabilities	$1,954,385	$1,307,257
Intangible liabilities, net	2,459,960	1,880,612
Mortgages payable, net	61,811,192	54,517,822
Mortgages payable, net, associated with assets held for sale	7,615,368	7,615,368
Mandatorily redeemable preferred stock, net	4,336,667	4,227,640
Total Liabilities	$78,177,572	$69,548,699

EQUITY
Common stock, 17,439,947 and 16,052,617 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	$174,399	$160,526
Additional paid-in capital	51,116,997	49,645,426
Offering costs	(3,350,946)	(3,350,946)
Accumulated deficit	(27,650,766)	(24,981,346)
Total Stockholders' Equity	20,289,684	21,473,660
Noncontrolling interests - Hanover Square Property	137,156	146,603
Noncontrolling interests - Parkway Property	474,854	500,209
Noncontrolling interests - Operating Partnership	864,027	877,917
Total Equity	$21,765,721	$22,998,389
Total Liabilities and Equity	$99,943,293	$92,547,088

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

REVENUE
Retail center property revenues	$1,623,207	$1,361,349	$3,148,292	$2,554,990
Flex center property revenues	609,843	183,594	1,223,233	366,421
Hotel property room revenues	356,076	1,421,394	1,118,276	2,708,142
Hotel property other revenues	6,775	11,924	10,064	20,561
Total Revenue	$2,595,901	$2,978,261	$5,499,865	$5,650,114

OPERATING EXPENSES
Retail center property operating expenses	$442,047	$353,834	$892,172	$681,764
Flex center property operating expenses	160,670	64,716	322,051	118,804
Hotel property operating expenses	339,943	975,189	712,803	1,772,584
Bad debt expense	163	—	12,946	3,196
Share based compensation expenses	—	—	233,100	149,981
Legal, accounting and other professional fees	368,546	296,040	828,415	787,895
Corporate general and administrative expenses	155,509	117,040	236,215	186,177
Loss on impairment	—	—	36,670	—
Impairment of assets held for sale	—	—	175,671	—
Loss on extinguishment of debt	169,675	—	169,675	—
Depreciation and amortization	1,122,455	770,377	2,277,652	1,423,610
Total Operating Expenses	2,759,008	2,577,196	5,897,370	5,124,011
Operating (loss) income	(163,107)	401,065	(397,505)	526,103
Interest expense	874,156	1,224,296	1,715,580	3,658,428
Net Loss from Operations	(1,037,263)	(823,231)	(2,113,085)	(3,132,325)
Other income	29,324	182,407	124,763	183,759
Net Loss	(1,007,939)	(640,824)	(1,988,322)	(2,948,566)
Less: Net income attributable to Hampton Inn Property noncontrolling interests	—	43,493	—	18,255
Less: Net income (loss) attributable to Hanover Square Property noncontrolling interests	7,272	(2,787)	6,953	(9,807)
Less: Net income attributable to Parkway Property noncontrolling interests	4,052	—	14,245	—
Less: Net (loss) income attributable to Operating Partnership noncontrolling interests	(4,376)	1,433	(5,349)	3,473
Net Loss Attributable to Medalist Common Shareholders	$(1,014,887)	$(682,963)	$(2,004,171)	$(2,960,487)

Loss per share from operations - basic and diluted	$(0.06)	$(0.05)	$(0.12)	$(0.29)

Weighted-average number of shares - basic and diluted	17,439,947	14,410,149	16,738,510	10,133,257

Dividends paid per common share	$0.02	$—	$0.04	$—

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

For the six months ended June 30, 2022 and 2021

(Unaudited)

	For the six months ended June 30, 2022
	Common Stock						Noncontrolling Interests
			Additional	Offering	Accumulated	Shareholders’	Hanover Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2022	16,052,617	$160,526	$49,645,426	$(3,350,946)	$(24,981,346)	$21,473,660	$146,603	$500,209	$877,917	$22,998,389

Common stock issuances	1,445,400	$14,454	$1,524,433	$—	$—	$1,538,887	$—	$—	$—	$1,538,887
Common stock repurchases	(268,070)	(2,681)	(283,862)	—	—	(286,543)	—	—	—	(286,543)
Conversion of convertible debentures	210,000	2,100	231,000	—	—	233,100	—	—	—	233,100
Net (loss) income	—	—	—	—	(2,004,171)	(2,004,171)	6,953	14,245	(5,349)	(1,988,322)
Dividends and distributions	—	—	—	—	(665,249)	(665,249)	(16,400)	(39,600)	(8,541)	(729,790)

Balance, June 30, 2022	17,439,947	$174,399	$51,116,997	$(3,350,946)	$(27,650,766)	$20,289,684	$137,156	$474,854	$864,027	$21,765,721

	For the six months ended June 30, 2021
	Common Stock						Noncontrolling Interests
			Additional	Offering	Accumulated	Shareholders’	Hampton Inn	Hanover Square	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2021	4,803,445	$48,034	$33,105,097	$(2,992,357)	$(19,298,987)	$10,861,787	$(224,383)	$189,784	$882,555	$11,709,743

Common stock issuances	8,000,000	$80,000	$11,080,000	$—	$—	$11,160,000	$—	$—	$—	$11,160,000
Share based compensation	67,256	673	149,308	—	—	149,981	—	—	—	149,981
Convertible debenture beneficial conversion feature	—	—	284,052	—	—	284,052	—	—	—	284,052
Conversion of convertible debentures	3,181,916	31,819	5,026,969	—	—	5,058,788	—	—	—	5,058,788
Offering costs	—	—	—	(306,395)	—	(306,395)	—	—	—	(306,395)
Net (loss) income	—	—	—	—	(2,960,487)	(2,960,487)	18,255	(9,807)	3,473	(2,948,566)
Dividends and distributions	—	—	—	—	—	—	—	(12,000)	—	(12,000)

Balance, June 30, 2021	16,052,617	$160,526	$49,645,426	$(3,298,752)	$(22,259,474)	$24,247,726	$(206,128)	$167,977	$886,028	$25,095,603

	For the three months ended June 30, 2022
	Common Stock						Noncontrolling Interests
			Additional	Offering	Accumulated	Shareholders’	Hanover Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, April 1, 2022	17,114,215	$171,142	$50,769,941	$(3,350,946)	$(26,287,080)	$21,303,057	$136,284	$499,602	$872,673	$22,811,616

Common stock issuances	325,732	$3,257	$347,056	$—	$—	$350,313	$—	$—	$—	$350,313
Net (loss) income	—	—	—	—	(1,014,887)	(1,014,887)	7,272	4,052	(4,376)	(1,007,939)
Dividends and distributions	—	—	—	—	(348,799)	(348,799)	(6,400)	(28,800)	(4,270)	(388,269)

Balance, June 30, 2022	17,439,947	$174,399	$51,116,997	$(3,350,946)	$(27,650,766)	$20,289,684	$137,156	$474,854	$864,027	$21,765,721

	For the three months ended June 30, 2021
	Common Stock						Noncontrolling Interests
			Additional	Offering	Accumulated	Shareholders’	Hampton Inn	Hanover Square	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, April 1, 2021	6,945,476	$69,455	$37,316,977	$(3,058,559)	$(21,576,511)	$12,751,362	$(249,621)	$170,764	$884,595	$13,557,100

Common stock issuances	8,000,000	$80,000	$11,080,000	$—	$—	$11,160,000	$—	$—	$—	$11,160,000
Conversion of convertible debentures	1,107,141	11,071	1,248,449	—	—	1,259,520	—	—	—	1,259,520
Offering costs	—	—	—	(240,193)	—	(240,193)	—	—	—	(240,193)
Net (loss) income	—	—	—	—	(682,963)	(682,963)	43,493	(2,787)	1,433	(640,824)

Balance, June 30, 2021	16,052,617	$160,526	$49,645,426	$(3,298,752)	$(22,259,474)	$24,247,726	$(206,128)	$167,977	$886,028	$25,095,603

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(1,988,322)	$(2,948,566)

Adjustments to reconcile consolidated net loss to net cash flows from operating activities
Depreciation	1,564,144	1,003,534
Amortization	713,508	420,076
Loan cost amortization	53,617	60,588
Mandatorily redeemable preferred stock issuance cost and discount amortization	109,027	99,979
Convertible debenture issuance cost, discount and beneficial conversion feature amortization	—	1,718,487
Above (below) market lease amortization, net	(64,251)	3,618
Bad debt expense	12,946	3,196
Note payable forgiveness	—	(176,300)
Share-based compensation	233,100	149,981
Impairment of assets held for sale	175,671	—
Loss on impairment	36,670	—
Loss on extinguishment of debt	169,675	—

Changes in assets and liabilities
Rent and other receivables, net	169,139	67,645
Unbilled rent	(58,375)	(143,283)
Other assets	(199,905)	87,897
Accounts payable and accrued liabilities	647,128	647,341
Net cash flows from operating activities	1,573,772	994,193

CASH FLOWS FROM INVESTING ACTIVITIES

Investment property acquisitions	(10,279,714)	(10,205,385)
Capital expenditures	(492,704)	(72,852)
Net cash flows from investing activities	(10,772,418)	(10,278,237)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(729,790)	(12,000)
Repayment of line of credit, short term	—	(325,000)
Proceeds from mortgages payable, net	18,477,304	6,421,870
Repayment of mortgages payable	(11,407,226)	(266,270)
Proceeds from sale of convertible debentures, net of capitalized offering costs	—	1,305,000
Proceeds from sales of common stock, net of capitalized offering costs	1,538,887	10,853,605
Repurchases of common stock, including costs and fees	(286,543)	—
Net cash flows from financing activities	7,592,632	17,977,205

(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,606,014)	8,693,161
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	7,383,977	5,096,928
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$5,777,963	$13,790,089

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	2,480,925	10,868,459
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in condensed consolidated balance sheets	3,297,038	2,921,630
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statements of cash flows	$5,777,963	$13,790,089

Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid	$1,515,037	$1,779,775

Non-cash transactions:
Conversion of convertible debentures and accrued interest to common stock	$—	$5,058,788
Transfer of investment properties, net to assets held for sale, net	—	9,683,555
Transfer of mortgages payable, net to mortgages payable associated with assets held for sale, net	—	7,592,931

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.      Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of June 30, 2022, the REIT, through the Operating Partnership, owned and operated nine properties, the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), the Shops at Hanover Square North, a 73,440 square foot retail property located in Mechanicsville, Virginia (the “Hanover Square Property”), the Ashley Plaza Shopping Center, a 164,012 square foot retail property located in Goldsboro, North Carolina (the “Ashley Plaza Property”), the Clemson Best Western University Inn (the "Clemson Best Western Property"), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina, Brookfield Center, a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina (the “Brookfield Center Property”), the Lancer Center, a 181,590 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), the Greenbrier Business Center, an 89,280 square foot mixed-use industrial/office property located in Chesapeake, Virginia (the “Greenbrier Business Center Property "), the Parkway Property, a 64,109 square foot mixed-use industrial office property located in Virginia Beach, Virginia (the "Parkway Property") and the Salisbury Marketplace Shopping Center, a 79,732 square foot retail property located in Salisbury, North Carolina (the “Salisbury Marketplace Property”). The Company owns 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owns the remaining 16 percent interest and 82 percent of the Parkway Property as a tenant in common with a noncontrolling owner which owns the remaining 18 percent interest.

Medalist Diversified REIT, Inc.
Limited Partners (1.21%)
Medalist Diversified Holdings, LP
MDR Franklin Square, LLC
Owns 100% of the Franklin Square Property
Franklin Square Property
MDR Ashley Plaza, LLC
Owns 100% of the Ashley Plaza Property
Ashley Plaza Property
MDR Brookfield, LLC
Owns 100% of the Brookfield Center Property
Brookfield Center Property
MDR Lancer, LLC
Owns 100% of the Lancer Center Property
Lancer Center Property
MDR Greenbrier, LLC
Owns 100% of the Greenbrier Property
Greenbrier Property
MDR Salisbury, LLC
Owns 100% of the Salisbury Marketplace Property
Salisbury Marketplace Property
MDR Hanover Square, LLC
Owns an 84% TIC interest in the Hanover Square Property
Noncontrolling owner
Owns a 16% TIC interest in the Hanover Square Property
Hanover Square Property
MDR Clemson, LLC
Owns the Clemson Best Western Property
Clemson Best Western Property
Owned by MDR Clemson, LLC and leased to MDR Clemson TRS, LLC
MDR Clemson TRS, LLC
Operates hotel under lease from MDR Clemson, LLC
MDR Parkway, LLC
Owns an 82% TIC interest in the Parkway Property
Noncontrolling owner
Owns an 18% TIC interest in the Parkway Property
Parkway Property

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

Other than the tenant-specific losses on impairment described below, the Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the three and six months ended June 30, 2022 or 2021, that would result in the projected value being below the carrying value of the Company’s properties.  During the six months ended June 30, 2022, two tenants defaulted on their leases and abandoned their premises. The Company determined that the carrying value of certain intangible assets and liabilities associated with these leases that were recorded as part of the purchase of the these properties should be written off.  As a result, the Company recorded a loss on impairment of $36,670 for the six months ended June 30, 2022.  No such tenant-related loss on impairment was recorded during the three months ended June 30, 2022, or during the three and six months ended June 30, 2021.

Assets Held for Sale

The Company may decide to sell properties that are held as investment properties. The accounting treatment for the disposal of long-lived assets is covered by ASC 360.  Under this guidance, the Company records the assets associated with these properties, and any associated mortgages payable, as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.  Delays in the time required to complete a sale do not preclude a long-lived asset from continuing to be classified as held for sale beyond the initial one year period if the delay is caused by events or circumstances beyond an entity’s control and there is sufficient evidence that the entity remains committed to a qualifying plan to sell the long-lived asset.

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

As of March 31, 2022, the Company determined that the carrying value of the asset group associated with the Clemson Best Western Hotel Property exceeded its fair value, less estimated costs to sell, and recorded impairment of assets held for sale of $175,671 on its condensed consolidated statement of operations for the six months ended June 30, 2022.  No such impairment of assets held for sale was recorded during the three months ended June 30, 2022 or during the three and six months ended June 30, 2021.

The Company originally classified the asset group associated with the Clemson Best Western Hotel Property as held for sale during the three months ended March 31, 2021.  Under ASC 360, for an asset group to qualify as held for sale, the sale of the asset group must be probable and the transfer of the asset group must be expected to qualify for recognition as a completed sale within one year.  However, there may be events or circumstances beyond a reporting entity’s control that extend the period required to complete the sale of an asset group that qualify for an exception to the one-year rule under ASC 360-10-4-11.  The Company believes that the asset group associated with the Clemson Best Western Hotel Property qualifies for an exception to this one-year rule because the delays in completing the sale have been beyond the Company’s control, and the Company remains committed to its plan to sell the Clemson Best Western Hotel Property.  Accordingly, the Company has continued to record the Clemson Best Western Hotel Property as held for sale, as of June 30, 2022.

See Note 3 for additional details on impairment of assets held for sale as of June 30, 2022 and 2021.

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

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually. During the six months ended June 30, 2022, two tenants defaulted on their leases and abandoned their premises. The Company determined that the book value of the intangible assets and liabilities, net, associated with these leases of $36,670 that were recorded as part of the purchase of these properties should be written off. This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2022.  No such loss on impairment was recorded for the three months ended June 30, 2022 or for the three and six months ended June 30, 2021.

Details of the deferred costs, net of amortization, arising from the Company’s purchases of its retail center properties and flex center properties are as follows:

	June 30,
	2022
	(unaudited)	December 31, 2021
Intangible Assets
Leasing commissions	$1,259,267	$1,153,736
Legal and marketing costs	205,730	163,019
Above market leases	273,235	360,509
Net leasehold asset	2,685,917	2,523,128
	$4,424,149	$4,200,392

Intangible Liabilities
Below market leases	$(2,459,960)	$(1,880,612)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the three and six months ended June 30, 2022 and 2021, respectively, were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amortization of above market leases	$(55,943)	$(59,984)	$(125,526)	$(113,597)
Amortization of below market leases	94,160	59,603	189,777	109,979
	$38,217	$(381)	$64,251	$(3,618)

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the three and six months ended June 30, 2022 and 2021, respectively, were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Leasing commissions	$(59,417)	$(48,430)	$(122,449)	$(91,675)
Legal and marketing costs	(14,908)	(7,588)	(29,467)	(13,882)
Net leasehold asset	(255,546)	(165,599)	(561,592)	(314,519)
	$(329,871)	$(221,617)	$(713,508)	$(420,076)

As of June 30, 2022 and December 31, 2021, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $1,990,568 and $2,779,370, respectively. During the three and six months ended June 30, 2022, the Company wrote off $1,010,414 and $1,497,199, respectively, in accumulated amortization related to fully amortized intangible assets and $0 and $5,108, respectively, in accumulated amortization related to the write off of assets related to the tenant defaults, discussed above.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the
	remaining six
	months ending
	December 31,
	2022	2023	2024	2025	2026	2027-2041	Total
Intangible Assets
Leasing commissions	$123,846	$219,221	$173,352	$145,550	$107,312	$489,986	$1,259,267
Legal and marketing costs	36,293	61,506	39,837	24,004	13,160	30,930	205,730
Above market leases	63,375	97,960	45,608	21,526	15,629	29,137	273,235
Net leasehold asset	451,927	623,930	400,511	295,851	199,466	714,232	2,685,917
	$675,441	$1,002,617	$659,308	$486,931	$335,567	$1,264,285	$4,424,149

Intangible Liabilities
Below market leases, net	$(225,849)	$(368,802)	$(285,892)	$(213,348)	$(178,776)	$(1,187,293)	$(2,459,960)

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three and six months ended June 30, 2022 and 2021, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250,000. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. As of June 30, 2022, the Company held three cash accounts with an aggregate balance that exceeded the FDIC limit by $321,368. As of December 31, 2021, the Company held five cash accounts with an aggregate balance that exceeded the FDIC limit  by $2,377,633.

Restricted cash represents (i) amounts held by the Company for tenant security deposits, (ii) escrow deposits held by lenders for real estate tax, insurance, and operating reserves, (iii) an escrow for the first year of dividends on the Company’s mandatorily redeemable preferred stock, and (iv) capital reserves held by lenders for investment property capital improvements.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of June 30, 2022 and December 31, 2021, the Company reported $264,376 and $222,265, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and other operating reserves. As of June 30, 2022 and December 31, 2021, the Company reported $2,127,313 and $1,523,837, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions furniture, fixtures and equipment, and tenant improvements. As of June 30, 2022 and December 31, 2021, the Company reported $905,349 and $1,267,470, respectively, in capital property reserves.

	June 30, 2022	December 31,
	(unaudited)	2021
Property and Purpose of Reserve
Clemson Best Western Property - improvements	$50,014	$50,012
Clemson Best Western Property - furniture, fixtures and equipment	550	275,109
Franklin Square Property - leasing costs	740,272	700,000
Brookfield Center Property - maintenance reserve	114,513	92,349
Greenbrier Business Center - capital reserve	—	150,000
Total	$905,349	$1,267,470

Share Retirement

ASC 505-30-30-8 provides guidance on accounting for share retirement and establishes two alternative methods for accounting for the repurchase price paid in excess of par value.  The Company has elected the method by which the excess between par value and the repurchase price, including costs and fees, is recorded to additional paid in capital on the Company’s condensed consolidated balance sheets.  During the six months ended June 30, 2022, the Company repurchased 268,070 shares of its common stock at a total cost of $278,277 at an average price of $1.038 per common share.  The Company incurred fees of $8,266 associated with these transactions.  Of the total repurchase price, $2,681 was recorded to common stock and the difference, $283,862, was recorded to additional paid in capital on the Company’s condensed consolidated balance sheet.  No such amounts were recorded during the three months ended June 30, 2022 or during the three and six months ended June 30, 2021.

Revenue Recognition

Retail and Flex Center Property Revenues

The Company recognizes minimum rents from its retail center properties and flex center properties on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the condensed consolidated balance sheets. As of June 30, 2022 and December 31, 2021, the Company reported $930,697 and $872,322, respectively, in unbilled rent.

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

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final. Since these differences are determined annually under the leases and accrued as of December 31 in the year earned, no such revenues were recognized during the three and six months ended June 30, 2022 or 2021.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the three and six months ended June 30, 2022 and 2021, respectively, no such termination fees were recognized.

Hotel Property Revenues

Hotel revenues from the Clemson Best Western Property (and for prior year periods, the Hampton Inn Property) are recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.  Revenues from the Company’s occupancy agreement with Clemson University are recognized as earned, which is as rooms are occupied or otherwise reserved for use by the University.  The Clemson University occupancy agreement ended on May 15, 2022.

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

Hotel Property Operating Expenses

All personnel of the Clemson Best Western Property (and in prior year periods, the Hampton Inn Property) are directly or indirectly employees of Marshall Hotels and Resorts, Inc. (“Marshall”), the Company’s hotel management firm. In addition to fees and services discussed above, the Hampton Inn Property and Clemson Best Western Property reimburse Marshall for all employee related service costs, including payroll salaries and wages, payroll taxes and other employee benefits paid by Marshall on behalf of the respective property. For the Clemson Best Western Property, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the three and six months ended June 30, 2022 were $139,876 and $271,815, respectively, and for the three and six months ended June 30, 2021 were $116,965 and $220,518, respectively. For the Hampton Inn Property, which the Company sold on August 31, 2021, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the three and six months ended June 30, 2022 were $0 and $0, respectively, and for the three and six months ended June 30, 2021 were $207,663 and $372,090, respectively.

Rent and other receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of June 30, 2022 and December 31, 2021, the Company’s allowance for uncollectible rent totaled $18,219 and $13,010, respectively, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables.  Management determined that no additional general reserve is considered necessary as of June 30, 2022 and December 31, 2021, respectively.

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

During the three and six months ended June 30, 2022, the Company's Clemson Best Western TRS entity generated a taxable loss, so no income tax expense was recorded.  During the three and six months ended June 30, 2021, the Company's Clemson Best Western TRS entity generated taxable income.  However, the Company believes that the net operating loss carry forward from prior years will offset the taxable income for the three and six months ended June 30, 2021, so no income tax expense was recorded. During the three and six months ended June 30, 2021, the Company’s Hampton Inn TRS entity generated a tax loss, so no income tax expense was recorded. During the three and six months ended June 30, 2022, the Company no longer owned the Hampton Inn Property.

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

The first noncontrolling interest is in the Hampton Inn Property, which the Company and the noncontrolling owner sold on August 31, 2021.  Prior to its sale, the Hampton Inn Property’s net income (loss) was allocated to the noncontrolling ownership interest based on its percent ownership.  During the three and six months ended June 30, 2021, 22 percent of the Hampton Inn’s net income of $197,695 and $82,978, respectively, or $43,493 and $18,255, respectively was allocated to the noncontrolling partnership interest. No such allocation was necessary during the three and six months ended June 30, 2022 due to the sale of the property on August 31, 2021.

The second noncontrolling interest is in the Hanover Square Property in which the Company owns an 84 percent tenancy in common interest through its subsidiary and an outside party owns a 16 percent tenancy in common interest. The Hanover Square Property’s net income (loss) is allocated to the noncontrolling ownership interest based on its 16 percent ownership. During the three and six months ended June 30, 2022, 16 percent of the Hanover Square Property’s net income of $45,451 and $43,459, respectively, or $7,272 and $6,953, respectively was allocated to the noncontrolling ownership interest. During the three and six months ended June 30, 2021, 16 percent of the Hanover Square Property’s net loss of $17,416 and $61,298, respectively, or $2,787 and $9,807, respectively, was allocated to the noncontrolling ownership interest.

The third noncontrolling interest is in the Parkway Property in which the Company owns an 82 percent tenancy in common interest through its subsidiary and an outside party owns an 18 percent tenancy in common interest. The Parkway Property's net income is allocated to the noncontrolling ownership interest based on its 18 percent ownership. During the three and six months ended June 30, 2022, 18 percent of the Parkway Property's net income of $22,513 and $79,137, respectively, or $4,052 and $14,245, respectively was allocated to the noncontrolling ownership interest. Since the Company did not own the Parkway Property during the three and six months ended June 30, 2021, no such noncontrolling interest allocation was made during the three and six months ended June 30, 2021.

The fourth noncontrolling ownership interest are the units in the Operating Partnership that are not held by the REIT. In 2017, 125,000 Operating Partnership units were issued to members of the selling LLC which owned the Hampton Inn Property who elected to participate in a 721 exchange, which allows the exchange of interests in real property for shares in a real estate investment trust. These members of the selling LLC invested $1,175,000 in the Operating Partnership in exchange for 125,000 Operating Partnership units. Additionally, as discussed above, effective on January 1, 2020, 93,850 Operating Partnership units were issued in exchange for approximately 3.45 percent of the noncontrolling owner’s tenant in common interest in the Hampton Inn Property. On August 31, 2020, a unitholder converted 5,319 Operating Partnership units into shares of Common Stock. As of June 30, 2022, there were 213,531 Operating Partnership units outstanding.

The Operating Partnership units not held by the REIT represent 1.21 percent and 1.31 percent of the outstanding Operating Partnership units as of June 30, 2022 and December 31, 2021, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships units are issued or as units are exchanged for the Company’s $0.01 par value per share Common Stock. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net loss is allocated to the noncontrolling unit holders based on their ownership interest.

During the three and six months ended June 30, 2022, a weighted average of 1.21 and 1.22 percent of the Operating Partnership’s net loss of $361,666 and $437,548, respectively, or $4,376 and $5,349, respectively was allocated to the noncontrolling unit holders.  During the three and six months ended June 30, 2021, a weighted average of 1.18 and 1.91 percent, respectively, of the Operating Partnership’s net income of $120,965 and $181,520, respectively, or $1,433 and $3,473, respectively, was allocated to the noncontrolling unit holders.

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

As a “lessor”, the Company has active lease agreements with over 100 tenants across its portfolio of investment properties. On a prospective and retrospective basis, the accounting for those leases under ASU 2016-02 (ASC No. 842) is substantially unchanged from the previous guidance in ASC No. 840. However, upon the adoption of ASC No. 842, the Company has elected the practical expedient permitting lessors to elect by class of underlying asset to not separate non-lease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC No. 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. The Company assessed the criteria above with respect to our operating leases and determined that they qualify for the non-separation practical expedient. As a result, the Company has accounted for and presented the revenues from these leases, including tenant reimbursements, as a single line item on its condensed consolidated statements of operations for the three and six months ended June 30, 2022. Prior to the adoption of ASC No. 842, the Company separated lease related revenue from its retail center and flex center properties into two components. Fixed rental payments under its leases (recognized on a straight-line basis over the term of the underlying lease) were recorded as retail center property revenues and flex center property revenues. Variable payments made under the leases made by tenants for real estate taxes, insurance and common area maintenance (“CAM”) expenses were recorded as retail center and flex center tenant reimbursements. For comparability, the Company has adjusted its comparative condensed consolidated statement of operations for the three and six months ended June 30, 2021, to conform to the 2022 financial statement presentation. The prior period operating lease income presented in retail center property revenues include $206,470 and $389,818 previously classified as retail center property tenant reimbursements for the three and six months ended June 30, 2021, respectively, and $43,887 and $87,010 previously classified as flex center property tenant reimbursements for the three and six months ended June 30, 2021, respectively. These reclassifications had no effect on total revenues, net income, total assets, total liabilities or equity.

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

3.      Investment Properties

Investment properties consist of the following:

	June 30, 2022	December 31,
	(unaudited)	2021
Land	$16,526,436	$14,142,555
Site improvements	4,706,876	4,431,338
Buildings and improvements (1)	64,485,922	57,322,242
Investment properties at cost (2)	85,719,234	75,896,135
Less accumulated depreciation	7,659,889	6,488,220
Investment properties, net	$78,059,345	$69,407,915
(1)	Includes tenant improvements (both those acquired at the acquisition and those constructed after the acquisition), tenant inducements, capitalized leasing commissions and other capital costs incurred post-acquisition.
(2)	Excludes intangible assets and liabilities (see Note 2, above, for a discussion of the Company's accounting treatment of intangible assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $792,584 and $1,564,144 for the three and six months ended June 30, 2022 and $548,760 and $1,003,534 for the three and six months ended June 30, 2021, respectively.

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

The Company generally records depreciation of capitalized tenant improvements on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	June 30,
	2022	December 31,
	(unaudited)	2021
Capitalized tenant improvements – acquisition cost allocation, net	$3,544,912	$1,840,612
Capitalized tenant improvements incurred subsequent to acquisition, net	275,427	257,340

During the three and six months ended June 30, 2022, the Company recorded $5,802 and $62,083, respectively, in capitalized tenant improvements. During the three and six months ended June 30, 2021, the Company recorded $10,700 and $55,850, respectively, in capitalized tenant improvements.

Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $22,348 and $43,996 for the three and six months ended June 30, 2022, respectively and $15,090 and $26,859 for the three and six months ended June 30, 2021, respectively.

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $129,174 and $256,450 for the three and six months ended June 30, 2022, respectively and $81,393 and $143,960 for the three and six months ended June 30, 2021, respectively.

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

The Company generally records depreciation of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	June 30, 2022	December 31,
	(unaudited)	2021
Capitalized leasing commissions, net	$511,653	$356,327

During the three and six months ended June 30, 2022, the Company recorded $120,842 and $199,763, respectively in capitalized leasing commissions. During the three and six months ended June 30, 2021, the Company recorded $24,685 and $24,685, respectively in capitalized leasing commissions. Depreciation of capitalized leasing commissions was $24,646 and $44,437 for the three and six months ended June 30, 2022, respectively. Depreciation on capitalized leasing commissions was $15,616 and $30,328 for the three and six months ended June 30, 2021, respectively.

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

As discussed in Note 2, above, for an asset group to qualify as held for sale, the sale of the asset group must be probable and the transfer of the asset group must be expected to qualify for recognition as a completed sale within one year.  The Company believes that the asset group associated with the Clemson Best Western Hotel Property qualifies for an exception to this one-year rule because the delays in completing the sale have been beyond the Company’s control, and the Company remains committed to its plan to sell the Clemson Best Western Hotel Property.  Accordingly, as of June 30, 2022, management believes that its plans to sell the Clemson Best Western Hotel Property continue to meet the criteria for the asset to be recorded an asset held for sale and, as of June 30, 2022, the assets held for sale on the Company’s condensed consolidated balance sheets included certain assets associated with the Clemson Best Western Property.  As of March 31, 2022, the Company determined that the carrying value of the asset group associated with the Clemson Best Western Hotel Property exceed its fair value, less estimated costs to sell, and recorded impairment of assets held for sale of $175,671 on its condensed consolidated statement of operations for the six months ended June 30, 2022.  No such impairment of assets held for sale was recorded during the three months ended June 30, 2022 or during the three and six months ended June 30, 2021.

	June 30, 2022	December 31,
	(unaudited)	2021
Investment properties, net	$9,897,045	$9,846,208
Total assets held for sale	$9,897,045	$9,846,208

As of June 30, 2022 and December 31, 2021, assets held for sale and liabilities associated with assets held for sale consisted of the following:

	June 30, 2022	December 31,
	(unaudited)	2021
Mortgages payable, net	$7,615,368	$7,615,368
Total liabilities associated with assets held for sale	$7,615,368	$7,615,368

2022 Property Acquisitions

On June 13, 2022, the Company completed its acquisition of the Salisbury Marketplace Property, a 79,732 square foot retail property located in Salisbury, North Carolina, through a wholly owned subsidiary.  The Salisbury Marketplace Property, built in 1986, was 89.9% leased as of June 30, 2022, and is anchored by Food Lion, Citi Trends and Family Dollar.  The purchase price for the Salisbury Marketplace Property was $10,025,000 paid through a combination of cash provided by the Company and the incurrence of new mortgage debt.  The Company’s total investment was $10,279,714.  The Company incurred $254,714 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Salisbury
Marketplace
Property
Fair value of assets acquired:
Investment property (a)	$9,963,258
Lease intangibles and other assets (b)	1,045,189
Above market leases (b)	40,392
Below market leases (b)	(769,125)
Fair value of net assets acquired (c)	$10,279,714

Purchase consideration:
Consideration paid with cash (d)	$3,746,561
Consideration paid with new mortgage debt, net (e)	6,533,153
Total consideration (f)	$10,279,714
a.	Represents the fair value of the investment property acquired which includes land, buildings, site improvements, tenant improvements and furniture, fixtures and equipment. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing and acquisition costs were allocated and added to the fair value of the tangible assets acquired.
b.	Represents the fair value of lease intangibles and other assets. Lease intangibles include leasing commissions, leases in place, above market leases, below market leases and legal and marketing costs associated with replacing existing leases.
c.	Represents the total fair value of assets and liabilities acquired at closing.
d.	Represents cash paid at closing and cash paid for acquisition (including intangible assets), and closing costs paid at closing or directly by the Company outside of closing.
e.	Represents allocation of the Wells Fargo Mortgage Facility proceeds used to fund the purchase of the Salisbury Marketplace Property, net of $18,847 in capitalized loan issuance costs. See Note 5, below.
f.	Represents the consideration paid for the fair value of the assets and liabilities acquired.

2021 Property Acquisitions

On May 14, 2021, the Company completed its acquisition of the Lancer Center Property, a 178,626 square foot retail property located in Lancaster, South Carolina, through a wholly owned subsidiary. The Lancer Center Property, built in 1987, was 100 percent leased as of June 30, 2022 and is anchored by KJ’s Market, Big Lots, Badcock Furniture, and Harbor Freight. The purchase price for the Lancer Center Property was $10,100,000, less a $200,000 credit to the Company for major repairs, paid through a combination of cash provided by the Company and the incurrence of new mortgage debt. The Company’s total investment, including $143,130 of loan issuance costs, was $10,205,385. The Company incurred $305,385 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Lancer
Center
Property
Fair value of assets acquired:
Investment property (a)	$9,902,876
Lease intangibles and other assets (b)	1,023,753
Above market leases (b)	157,438
Below market leases (b)	(878,682)
Fair value of net assets acquired (c)	$10,205,385

Purchase consideration:
Consideration paid with cash (d)	$3,783,515
Consideration paid with new mortgage debt, net (e)	6,421,870
Total consideration (f)	$10,205,385
a.	Represents the fair value of the investment property acquired which includes land, buildings, site improvements, tenant improvements and furniture, fixtures and equipment. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing and acquisition costs were allocated and added to the fair value of the tangible assets acquired.
b.	Represents the fair value of lease intangibles and other assets. Lease intangibles include leasing commissions, leases in place, above market leases, below market leases and legal and marketing costs associated with replacing existing leases.
c.	Represents the total fair value of assets and liabilities acquired at closing.
d.	Represents cash paid at closing and cash paid for acquisition (including intangible assets), and closing costs paid at closing or directly by the Company outside of closing.
e.	Issuance of new mortgage debt to fund the purchase of the Lancer Center Property, net of capitalized loan issuance costs. See Note 5, below.
f.	Represents the consideration paid for the fair value of the assets and liabilities acquired.

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

For all periods the mandatorily redeemable preferred stock has been outstanding, the Company has paid a cash dividend on the stock equal to 8 percent per annum, paid quarterly, as follows:

		Amount
Payment Date	Record Date	per share	For the period
April 27, 2020	April 24, 2020	$0.37	February 19, 2020 - April 27, 2020
July 24, 2020	July 22, 2020	0.50	April 28, 2020 - July 24, 2020
October 26, 2020	October 23, 2020	0.50	July 25, 2020 - October 26, 2020
February 1, 2021	January 29, 2021	0.50	October 27, 2020 - February 1, 2021
April 30, 2021	April 26, 2021	0.50	February 2, 2021 – April 30, 2021
July 26, 2021	July 12, 2021	0.50	May 1, 2021 - July 26, 2021
October 27, 2021	October 25, 2021	0.50	July 27, 2021 – October 26, 2021
January 20, 2022	January 13, 2022	0.50	October 27, 2021 – January 19, 2022
April 21, 2022	April 18, 2022	0.50	January 20, 2022 - April 20, 2022
July 21, 2022	July 18, 2022	0.50	April 21, 2022 - July 20, 2022

As of June 30, 2022 and December 31, 2021, the Company recorded $70,004 and $70,004, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock. This amount is reported in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets.

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

Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $55,104 and $109,027 were included in interest expense for the three and six months ended June 30, 2022, respectively, and $50,530 and $99,979 were included in interest expense for the three and six months ended June 30, 2021, respectively, in the accompanying condensed consolidated statements of operations. Accumulated amortization of the discount and deferred financing costs was $475,785 and $366,758 as of June 30, 2022 and December 31, 2021, respectively.

5.      Loans Payable

Mortgages Payable

The Company’s mortgages payables, net consists of the following:

				June 30,
	Monthly	Interest		2022	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2021
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Hanover Square (b)	$56,882	4.25%	December 2027	10,007,632	10,134,667
Ashley Plaza (c)	$52,795	3.75%	September 2029	11,037,583	11,127,111
Brookfield Center (d)	$22,876	3.90%	November 2029	4,714,549	4,758,344
Parkway Center (e)	$19,720	Variable	October 2026	5,033,065	5,090,210
Wells Fargo Facility (f)	$103,438	4.50%	June 2027	18,547,934	—
Lancer Center (g)				—	6,488,034
Greenbrier Business Center (h)				—	4,495,000
Unamortized issuance costs, net				(779,571)	(825,544)
Total mortgages payable, net				$61,811,192	$54,517,822
(a)	The original mortgage loan for the Franklin Square Property in the amount of $14,275,000 matured on October 6, 2021. Effective on October 6, 2021, the Company entered into a forbearance agreement with the current lender extending the maturity date for thirty days with a right to extend the maturity date for an additional thirty days. On November 8, 2021, the Company closed on a new loan in the principal amount of $13,250,000 with a ten-year term and a maturity date of December 6, 2031. In addition to the funds from the new loan, the Company used $2,242,273 in cash on hand for loan issuance costs (totaling $283,721), to fund escrows and to repay the remaining balance of the original mortgage loan. The Company has guaranteed the payment and performance of the obligations of the new mortgage loan. The new mortgage loan bears interest at a fixed rate of 3.808 percent and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a 30 year amortization schedule. The Company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470. The new mortgage includes covenants for the Company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and for the Company to maintain liquid assets of no less than $1,000,000. As of June 30, 2022 and December 31, 2021, the Company believes that it is compliant with these covenants.
(b)	The mortgage loan for the Hanover Square Property bears interest at a fixed rate of 4.25 percent until January 1, 2023, when the interest rate will adjust to a new fixed rate which will be determined by adding 3.00 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25 percent. The fixed monthly payment of $56,882 which includes interest at the fixed rate, and principal, based on a 25 year amortization schedule. The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of June 30, 2022 and December 31, 2021, respectively, the Company believes that it is compliant with these covenants.
(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a 30 year amortization schedule.
(d)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a 30 year amortization schedule.
(e)	The mortgage loan for the Parkway Property bears interest at a variable rate based on LIBOR with a minimum rate of 2.25 percent. The interest rate payable is the ICE LIBOR rate plus 225 basis points. As of June 30, 2022 and December 31, 2021, the rate in effect for the Parkway Property mortgage was 3.3117 percent and 2.3493 percent, respectively. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a 30 year amortization schedule.
(f)	On June 13, 2022, the Company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property (see notes (g) and (h), below). The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50 percent for a five year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a 25 year amortization schedule, is $103,438. The Company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a minimum debt yield of 9.5 percent on the Salisbury Marketplace, Lancer Center and Greenbrier Business Center properties, and the maintenance of liquid assets of not less than $1,500,000. As of June 30, 2022, the Company believes that it is compliant with these covenants.
(g)	On June 13, 2022, the Company refinanced the mortgage loan for the Lancer Center Property, using proceeds from the Wells Fargo Facility discussed above. The Company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for the three and six months ended June 30, 2022, recorded a loss on extinguishment of debt of $113,282. The original mortgage loan for the Lancer Center Property bore interest at a fixed rate of 4.00 percent. The monthly payment was $34,667 which included interest at the fixed rate and principal, based on a twenty-five year amortization schedule.
(h)	On June 13, 2022, the Company refinanced the mortgage loan for the Greenbrier Business Center Property, using proceeds from the Wells Fargo Facility discussed above. The Company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for the three and six months ended June 30, 2022, recorded a loss on extinguishment of debt of $56,393. The Company assumed the original mortgage loan for the Greenbrier Business Center Property from the seller. The original mortgage loan bore interest at a fixed rate of 4.00 percent and would have been interest only until August 1, 2022, at which time the monthly payment would have become $23,873, which would have included interest at the fixed rate, and principal, based on a twenty-five year amortization schedule.

Mortgages payable, net, associated with assets held for sale

The Company’s mortgages payables, net, associated with assets held for sale, consists of the following:

				Balance
				June 30,
	Monthly	Interest		2022	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2021
Clemson Best Western (b)	Interest only	Variable	October 2022	7,750,000	7,750,000
Unamortized issuance costs, net				(134,632)	(134,632)
Total mortgages payable, net, associated with assets held for sale				$7,615,368	$7,615,368
(a)	As of March 31, 2021, the Company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale. The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of June 30, 2022 and December 31, 2021, respectively, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent. The mortgage payable on the Clemson Best Western Property matures on October 6, 2022. The Company has an option to extend the term of the mortgage by one year, until October 6, 2023, under certain conditions which the Clemson Best Western Property may not meet. If the Company has not been successful in its efforts to sell the Clemson Best Western Property by the loan maturity date, the Company plans to refinance the mortgage. While the Company believes the fair value of the Clemson Best Western Property exceeds the outstanding balance of the mortgage payable, there is no guarantee that the Company will be successful in refinancing the mortgage.

Wells Fargo Line of Credit

On June 13, 2022, the Company, through its wholly owned subsidiaries, entered into a loan agreement with Wells Fargo Bank for a $1,500,000 line of credit (the “Wells Fargo Line of Credit”).  During the three and six months ending June 30, 2022, the Company did not make any draws or repayments on the Wells Fargo Line of Credit.  As of June 30, 2022, the Wells Fargo Line of Credit had an outstanding balance of $0.  Outstanding balances on the Wells Fargo Line of Credit will bear interest at a floating rate of 2.25 percent above the daily secured overnight financing rate (“SOFR”).  The Wells Fargo Line of Credit has a one-year, renewable term, is unconditionally guaranteed by the Company, and any outstanding balances are secured by the Lancer Center Property, the Greenbrier Business Center Property and the Salisbury Marketplace Property.

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

Interest expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the three months ended June 30, 2022
	(unaudited)
		Amortization
	Mortgage	of discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square mortgage	$127,542	$7,093	$—	$134,635
Hanover Square mortgage	106,564	3,222	—	109,786
Hampton Inn mortgage	—	—	—	—
Ashley Plaza mortgage	104,793	4,357	—	109,150
Clemson Best Western mortgage	140,071	—	180	140,251
Brookfield Center mortgage	46,548	2,837	—	49,385
Lancer Center mortgage	51,433	4,772	—	56,205
Greenbrier Business Center mortgage	36,459	462	—	36,921
Parkway Center mortgage	38,092	2,756	—	40,848
Wells Fargo Mortgage Facility	41,871	—	—	41,871
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	55,104	100,000	155,104
Total interest expense	$693,373	$80,603	$100,180	$874,156

	For the three months ended June 30, 2021
	(unaudited)
		Amortization
	Mortgage	of discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square mortgage	$169,594	$2,322	$—	$171,916
Hanover Square mortgage	109,233	3,223	—	112,456
Hampton Inn mortgage	170,878	—	4,511	175,389
Ashley Plaza mortgage	106,771	4,357	—	111,128
Clemson Best Western mortgage	140,071	—	3,914	143,985
Brookfield Center mortgage	47,396	2,838	—	50,234
Lancer Center mortgage	34,534	3,658	—	38,192
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	50,530	100,000	150,530
Amortization and interest on convertible debentures	—	263,163	6,267	269,430
Other interest	—	—	1,036	1,036
Total interest expense	$778,477	$330,091	$115,728	$1,224,296

	For the six months ended June 30, 2022
	(unaudited)
		Amortization
	Mortgage	of discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square mortgage	$253,682	$14,186	$—	$267,868
Hanover Square mortgage	211,418	6,445	—	217,863
Hampton Inn mortgage	—	—	—	—
Ashley Plaza mortgage	208,940	8,715	—	217,655
Clemson Best Western mortgage	278,602	—	566	279,168
Brookfield Center mortgage	92,802	5,675	—	98,477
Lancer Center mortgage	115,179	11,928	—	127,107
Greenbrier Business Center mortgage	81,409	1,155	—	82,564
Parkway Center mortgage	68,467	5,513	—	73,980
Wells Fargo Mortgage Facility	41,871	—	—	41,871
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	109,027	200,000	309,027
Total interest expense	$1,352,370	$162,644	$200,566	$1,715,580

	For the six months ended June 30, 2021
	(unaudited)
		Amortization
	Mortgage	of discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square mortgage	$337,325	$4,644	$—	$341,969
Hanover Square mortgage	220,065	6,457	—	226,522
Hampton Inn mortgage	339,878	9,000	8,889	357,767
Ashley Plaza mortgage	212,857	8,716	—	221,573
Clemson Best Western mortgage	278,602	22,437	5,490	306,529
Brookfield Center mortgage	94,480	5,676	—	100,156
Lancer Center mortgage	34,534	3,658	—	38,192
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	99,979	200,000	299,979
Amortization and interest on convertible debentures	—	1,718,487	42,486	1,760,973
Other interest	—	—	4,768	4,768
Total interest expense	$1,517,741	$1,879,054	$261,633	$3,658,428

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of June 30, 2022
	(unaudited)		As of December 31, 2021
		Accumulated		Accumulated
		amortization of		amortization
		capitalized	Accrued	of capitalized
	Accrued interest	issuance costs	interest	issuance costs
Franklin Square mortgage	$42,046	$16,550	$—	$2,364
Hanover Square mortgage	35,443	53,435	38,287	46,990
Ashley Plaza mortgage	34,493	49,394	—	40,679
Clemson Best Western mortgage	46,177	134,622	47,716	134,622
Brookfield Center mortgage	15,321	31,217	15,979	25,542
Lancer Center mortgage	—	—	22,042	17,971
Greenbrier Business Center mortgage	—	—	15,482	924
Parkway Center mortgage	13,891	7,351	9,966	1,838
Amortization and accrued preferred stock dividends (1) on mandatorily redeemable preferred stock	70,004	475,785	70,004	366,758
Total	$257,375	$768,354	$219,476	$637,688
(1)	Recorded as accrued interest under accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021, respectively.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of June 30, 2022 are as follows:

		Mortgages
		Payable Associated
	Mortgages	With Assets
	Payable	Held for Sale	Total
For the remaining six months ending December 31, 2022	$530,942	$7,750,000	$8,280,942
2023	1,100,621	—	1,100,621
2024	1,141,026	—	1,141,026
2025	1,428,252	—	1,428,252
2026	1,487,310	—	1,487,310
Thereafter	56,902,612	—	56,902,612
Total principal payments and debt maturities	62,590,763	7,750,000	70,340,763
Less unamortized issuance costs	(779,571)	(134,632)	(914,203)
Net principal payments and debt maturities	$61,811,192	$7,615,368	$69,426,560

6.      Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of June 30, 2022 are as follows:

For the remaining six months ending December 31, 2022	$3,922,906
2023	7,282,091
2024	5,940,401
2025	5,071,176
2026	3,669,717
Thereafter	7,993,110
Total minimum rents	$33,879,401

7.      Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 shares of common stock, $0.01 par value per share ("Common Shares"), and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 98.79% and 98.69% interest in the Operating Partnership as of June 30, 2022 and December 31, 2021, respectively. Limited partners in the Operating Partnership who have held their units for one year or longer have the right to redeem their common units for cash or, at the REIT’s option, Common Shares at a ratio of one common unit for one common share. Under the Agreement of Limited Partnership, distributions to unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per unit as dividends per share are paid to the REIT’s holders of Common Shares.

April 2021 Common Stock Issuance

On April 13, 2021, the Company issued and sold 8,000,000 Common Shares at an offering price of $1.50 per share.  Net proceeds from the issuance totaled $10,886,337, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and estimated legal and accounting fees.

Form S-3 Shelf Registration

On June 21, 2021, the Company filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission (“SEC”). The registration statement is intended to provide the Company additional flexibility to finance future business opportunities through timely and cost-effective access to capital markets. Under the shelf registration statement, the Company may, from time to time, issue common stock up to an aggregate amount of $150 million. The shelf registration statement was declared effective by the SEC on July 27, 2021. The Company has incurred $84,926 in legal costs, filing fees and other costs associated with this registration which are recorded as offering costs as part of stockholders' equity on the Company’s condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021 , respectively.

Standby Equity Purchase Agreement

On November 17, 2021, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with a financing entity. Under this agreement, the Company will be able to sell up to $6,665,299 of its shares of common stock at the Company’s request any time during the 36 months following the execution of the SEPA. The shares would be purchased at 96.5% of the market price (as defined in the agreement) and would be subject to certain limitations, including that the financing entity could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock.  As of June 30, 2022, the Company has generated net proceeds of $1,538,887 from the issuance of 1,445,400 shares at an average price of $1.065 per common share under the SEPA.

Issuance Date	Shares Issued	Price Per Share	Total Proceeds
March 3, 2022	90,600	$1.088	$98,574
March 14, 2022	276,190	1.050	290,000
March 17, 2022	278,810	1.076	300,000
March 21, 2022	474,068	1.0547	500,000
April 1, 2022	325,732	1.0745	350,313
Total	1,445,400	$1.065	$1,538,887

Common Stock Repurchase Plan

In December 2021, the Company’s board of directors approved a program to purchase up to 500,000 shares of the Company’s common stock in the open market, up to a maximum price of $4.80 per share. The repurchase program does not obligate the Company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of June 30, 2022, the Company had repurchased 268,070 shares of its common stock at a total cost of $278,277 at an average price of $1.038 per common share.  The Company incurred fees of $8,266 associated with these transactions.  All repurchased shares were retired in accordance with Maryland law.

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

Common shares and operating partnership units outstanding

As of June 30, 2022 and December 31, 2021, respectively, there were 17,653,478 and 16,266,148 common units of the Operating Partnership outstanding with the REIT owning 17,439,947 and 16,052,617, respectively, of these common units. The remaining 213,531 common units are held by noncontrolling, limited partners.  As of June 30, 2022 and Decemer 31, 2021, respectively, there were 17,439,947 and 16,052,617 Common Shares of the REIT outstanding. As of June 30, 2022 and December 31, 2021, respectively, there were 213,531 and 213,531 common units of the Operating Partnership held by noncontrolling, limited partners that were eligible for conversion to the Company’s Common Shares.

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

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of June 30, 2022 and 2021, respectively, 213,531 and 213,531 of the Operating Partnership’s 213,531 common units held by noncontrolling, limited partners were eligible to be converted, on a one-to-one basis, into Common Shares. The Operating Partnership’s common units and the equivalent common shares attributable to the convertible debentures have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's loss per common share is determined as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Basic and diluted shares outstanding
Weighted average Common Shares – basic	17,439,947	14,410,149	16,738,510	10,133,257
Effect of conversion of operating partnership units	213,531	213,531	213,531	213,531
Weighted average Common Shares – diluted	17,653,478	14,623,680	16,952,041	10,346,788

Calculation of earnings per share – basic and diluted
Net loss attributable to common shareholders	$(1,014,887)	$(682,963)	$(2,004,171)	$(2,960,487)
Weighted average Common Shares – basic and diluted	17,439,947	14,410,149	16,738,510	10,133,257
Loss per share – basic and diluted	$(0.06)	$(0.05)	$(0.12)	$(0.29)

Dividends and Distributions

During the three months and six months ended June 30, 2022, dividends in the amount of $0.02 and $0.04, respectively, per share were paid on January 20, 2022, to shareholders of record on January 13, 2022 and on April 21, 2022 to shareholders of record on April 18, 2022. During the three months and six months ended June 30, 2021, no dividends were paid.  Total dividends and distributions to noncontrolling interests paid during the three and six months ended June 30, 2022 and 2021, respectively, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Common shareholders (dividends)	$348,799	$—	$665,249	$—
Hanover Square Property noncontrolling interest (distributions)	6,400	—	16,400	12,000
Parkway Property noncontrolling interest (distributions)	28,800	—	39,600	—
Operating Partnership unit holders (distributions)	4,270	—	8,541	—
Total dividends and distributions	$388,269	$—	$729,790	$12,000

Nasdaq Compliance

On July 11, 2022, the Company received a deficiency letter (the “Deficiency Letter”) from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last thirty (30) consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550 (a)(2) (the “Minimum Bid Price Requirement”). The Deficiency Letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Capital Market under the symbol “MDRR” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given one hundred and eighty (180) calendar days, or until January 9, 2023, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 9, 2023, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance.

If the Company does not regain compliance with the Minimum Bid Price Requirement by January 9, 2023, the Company may be afforded a second one hundred and eighty (180) calendar day period to regain compliance.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in South Carolina, North Carolina and Virginia, which represented 100 percent of the total annualized base revenues of the properties in its portfolio as of June 30, 2022. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

As is the case with retail landlords across the U.S., the Company received a number of rent relief requests from tenants which were impacted by mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders and significant changes in consumer behavior.  The Company evaluated each of these requests on a case-by-case basis. During the period following the onset of the COVID-19 pandemic, from March 2020 through December 2020, the Company granted lease concessions in the form of (i) rent deferrals or (ii) rent abatements.  The deferral and abatement agreements have reduced the rent revenues the Company has recognized in all subsequent periods, including during the three and six months ended June 30, 2022 and 2021, and will reduce the rent revenues the Company expects to receive in future periods.

Under the rent deferral agreements, all of which were reached during the year ended December 31, 2020, the Company granted rent deferrals to various tenants in return for an agreement by the tenants to repay deferred and unpaid rent over a specified time period or before a certain date.  Deferred rent is recognized as retail center property revenues or flex center property revenues on the Company’s condensed consolidated statement of operations and as rent and other receivables on the Company’s condensed consolidated balance sheets.  As of June 30, 2022, all rent deferral periods have ended and, in all cases, tenants have commenced repayment of the deferred rent amounts.  As of the date of this Quarterly Report on Form 10-Q, all tenants are current on their deferred rent repayment.

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

Due to the risk and uncertainty associated with continued ownership of the Company’s hotel properties, the Company sold its Hampton Inn Property on August 31, 2021.  While the Company’s occupancy agreement with Clemson University for the Clemson Best Western Property has resulted in 100 percent occupancy rates from September 2020 through May 15, 2022, due to the continued risk and uncertainties associated with hotels, the Company has committed to a plan to sell its Clemson Best Western Hotel Property.  See Note 3, above.  There is no assurance that the Company will be able to complete the sale of the Clemson Best Western Property. Despite the Company’s decision to sell its hotel properties, the Company has not removed hotel properties from its investment policy and will consider future opportunistic acquisitions of hotel properties in the future.

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

The Company pays the Manager a monthly asset management fee equal to 0.125% of stockholders’ equity, payable in arrears in cash. For purposes of calculating the asset management fee, the Company’s stockholders’ equity means: (a) the sum of (1) the net proceeds from (or equity value assigned to) all issuances of the Company’s equity and equity equivalent securities (including common stock, common stock equivalents, preferred stock and OP Units issued by the Company’s operating partnership) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that the Company has paid to repurchase its common stock issued in this or any subsequent offering. Stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items (including depreciation and amortization) that have impacted stockholders’ equity as reported in the Company’s condensed consolidated financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Company’s Manager and its independent director(s) and approval by a majority of its independent directors. For the three and six months ended June 30, 2022, the Company incurred $222,255 and $432,403, in asset management fees, respectively. For the three and six months ended June 30, 2021, the Company incurred $211,253 and $386,293, in asset management fees, respectively.

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

For the three and six months ended June 30, 2022, the Company incurred $201,524 in acquisition fees associated with the Salisbury Marketplace Property acquisition, which were allocated and added to the fair value of the Salisbury Marketplace Property tangible assets.  One half of the acquisition fee, or $100,762 was paid in cash and one half of the acquisition fee was accrued until such time that the Company’s stock price reaches $5.00 per share.  For the three and six months ended June 30, 2021, the Company incurred $206,052 in acquisition fees associated with the Lancer Center Property acquisition, which were allocated and added to the fair value of the Lancer Center Property tangible assets.  One half of the acquisition fee, or $103,026 was paid in cash and one half of the acquisition fee was accrued until such time that the Company’s stock price reaches $5.00 per share. As of June 30, 2022 and December 31, 2021, the Company had accrued a total of $352,717 and $251,955, respectively, in acquisition fees resulting from the Company’s 2021 acquisitions.  These accrued acquisition fees are recorded under accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021.

The Manager will be entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in this offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to this offering, and (B) 7%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period. For purposes of calculating the incentive fee during the first years after completion of this offering, adjusted funds from operations (“AFFO”) will be determined by annualizing the applicable period following completion of this offering. AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. The Company further adjusts funds from operations (“FFO”) for certain items that are not added to net income in the National Association of Real Estate Investment Trusts’ (NAREIT) definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on real estate investments). No incentive fees were earned or paid during the three and six months ended June 30, 2022 or 2021.

Other related parties

The Company pays Shockoe Properties, LLC, a subsidiary of Dodson Properties, an entity in which one of the owners of the Manager holds a 6.32 percent interest, an annual property management fee of up to three percent of the monthly gross revenues of the Franklin Square, Hanover Square, Ashley Plaza, Brookfield, Lancer Center, Greenbrier Business Center, Parkway and Salisbury properties. These fees are paid in arrears on a monthly basis. During the three and six months ended June 30, 2022, the Company paid Shockoe Properties, LLC property management fees of $66,318 and $128,390, respectively. During the three and six months ended June 30, 2021, the Company paid Shockoe Properties, LLC property management fees of $42,839 and $83,405, respectively.

10.      Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. As of June 30, 2022, the Company had the following reportable segments:  retail center properties, flex center properties and hotel properties. During the periods presented, there have been no material intersegment transactions.

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

The following table presents property operating revenues, expenses and NOI by product type:

	For the three months ended June 30,
	Hotel properties		Retail center properties		Flex center property		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Revenues	$362,851	$1,433,318	$1,623,207	$1,361,349	$609,843	$183,594	$2,595,901	$2,978,261
Operating expenses	339,943	975,189	442,047	353,834	160,670	64,716	942,660	1,393,739
Bad debt expense	—	—	163	—	—	—	163	—
Net operating income	$22,908	$458,129	$1,180,997	$1,007,515	$449,173	$118,878	$1,653,078	$1,584,522

	For the six months ended June 30,
	Hotel properties		Retail center properties		Flex center property		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Revenues	$1,128,340	$2,728,703	$3,148,292	$2,554,990	$1,223,233	$366,421	$5,499,865	$5,650,114
Operating expenses	712,803	1,772,584	892,172	681,764	322,051	118,804	1,927,026	2,573,152
Bad debt expense	—	—	7,954	3,196	4,992	—	12,946	3,196
Net operating income	$415,537	$956,119	$2,248,166	$1,870,030	$896,190	$247,617	$3,559,893	$3,073,766

11.      Subsequent Events

As of August 9, 2022, the following events have occurred subsequent to the June 30, 2022 effective date of the condensed consolidated financial statements:

Common Stock Dividend

On July 21, 2022, a dividend in the amount of $0.02 per share was paid to common stock shareholders and operating partnership unit holders of record on July 18, 2022.

Mandatorily Redeemable Preferred Stock Dividend

On July 21, 2022, a dividend in the amount of $0.50 per share was paid to mandatorily redeemable preferred stock shareholders of record on July 18, 2022 for the period from April 21, 2022 through July 20, 2022.

Termination of the Contract to Sell the Clemson Best Western Property

On July 26, 2022, the contract purchaser for the Clemson Best Western Property terminated its contract to purchase the Clemson Best Western Property.

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

As of June 30, 2022, our company owned and operated nine investment properties, the Shops at Franklin Square (the “Franklin Square Property”), a 134,239 square foot retail property located in Gastonia, North Carolina, the Hanover North Shopping Center (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 160,356 square foot retail property located in Goldsboro, North Carolina, the Clemson Best Western University Inn (the “Clemson Best Western Property”), a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina, Brookfield Center (the “Brookfield Center Property”), a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina, the Lancer Center, a 178,626 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), the Greenbrier Business Center (the “Greenbrier Business Center Property”), an 89,280 square foot mixed-use industrial/office property located in Chesapeake, Virginia, Parkway 3 & 4 (the “Parkway Property”), a 64,109 square foot mixed-use industrial office property located in Virginia Beach, Virginia, and the Salisbury Marketplace Shopping Center, a 79,732 square foot retail property located in Salisbury, North Carolina (the “Salisbury Marketplace Property”).  As of June 30, 2022, we owned 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owned the remaining 16 percent interest and 82 percent of the Parkway Property as a tenant in common with a noncontrolling owner which owns the remaining 18 percent interest.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have investments. As of June 30, 2022, our reportable segments were retail center properties, flex center properties, and hotel properties.

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

2022 Investment Property Acquisitions

Salisbury Marketplace Property

On June 13, 2022, our company completed its acquisition of the Salisbury Marketplace Property, a 79,732 square foot retail property located in Salisbury, North Carolina, through a wholly owned subsidiary.  The Salisbury Marketplace Property, built in 1986, was 89.9% leased as of June 30, 2022, and is anchored by Food Lion, Citi Trends and Family Dollar.  The purchase price for the Salisbury Marketplace Property was $10,025,000 paid through a combination of cash provided by our company and the incurrence of new mortgage debt.  Our company’s total investment was $10,279,714 and we incurred $254,714 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

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

Wells Fargo Mortgage Facility

On June 13, 2022, our company, through its wholly owned subsidiaries, entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500.  The proceeds of the Wells Fargo Mortgage Facility were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property.  The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50 percent for a five year term.  The monthly payment, which includes interest at the fixed rate, and principal, based on a 25 year amortization schedule, is $103,438.  Our company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility.  The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis and a minimum debt yield of 9.5 percent on the Salisbury Marketplace, Lancer Center and Greenbrier Business Center properties, and to maintain liquid assets of not less than $1,500,000 on deposit with Wells Fargo Bank.  As of June 30, 2022, our company believes that it is compliant with these covenants.

Wells Fargo Line of Credit

On June 13, 2022, our company, through its wholly owned subsidiaries, entered into a loan agreement with Wells Fargo Bank for a $1,500,000 line of credit (the “Wells Fargo Line of Credit”).  As of June 30, 2022, the Wells Fargo Line of Credit had an outstanding balance of $0.  Outstanding balances on the Wells Fargo Line of Credit will bear interest at a floating rate of 2.25 percent above the daily secured overnight financing rate (“SOFR”).  The Wells Fargo Line of Credit has a one-year, renewable term, is unconditionally guaranteed by our company, and any outstanding balances are secured by the Lancer Center Property, the Greenbrier Business Center Property and the Salisbury Marketplace Property.   We plan to use the Wells Fargo Line of Credit to help fund future acquisitions.

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

Standby Equity Purchase Agreement

On November 17, 2021, our company entered into a Standby Equity Purchase Agreement (the “SEPA”) with a financing entity. Under this agreement, our company will be able to sell up to $6,665,299 of its shares of common stock at our company’s request any time during the 36 months following the execution of the SEPA. The shares would be purchased at 96.5% of the market price (as defined in the agreement) and would be subject to certain limitations, including that the financing entity could not purchase any shares that would result in it owning more than 4.99% of our company’s common stock.  As of June 30, 2022, our company has generated net proceeds of $1,538,887 from the issuance of 1,445,400 shares at an average price of $1.065 per common share under the SEPA.

Issuance Date	Shares Issued	Price Per Share	Total Proceeds
March 3, 2022	90,600	$1.088	$98,574
March 14, 2022	276,190	1.050	290,000
March 17, 2022	278,810	1.076	300,000
March 21, 2022	474,068	1.055	500,000
April 1, 2022	325,732	1.075	350,313
Total	1,445,400	$1.065	$1,538,887

Common Stock Repurchase Plan

In December 2021, our company’s board of directors approved a program to purchase up to 500,000 shares of our company’s common stock in the open market, up to a maximum price of $4.80 per share. The repurchase program does not obligate our company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at our company’s discretion. As of June 30, 2022, our company has repurchased a total of 268,070 shares of common stock on the open market under the Common Stock Repurchase Plan at an average price of $1.038 per share.

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

Financing Activities

Mortgages payable

Our company financed its acquisitions of its investment properties through mortgages, as follows:

				Balance
				June 30,
	Monthly	Interest		2022	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2021
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Hanover Square (b)	$56,882	4.25%	December 2027	10,007,632	10,134,667
Ashley Plaza (c)	$52,795	3.75%	September 2029	11,037,583	11,127,111
Brookfield Center (d)	$22,876	3.90%	November 2029	4,714,549	4,758,344
Parkway Center (e)	$19,720	Variable %	October 2026	5,033,065	5,090,210
Wells Fargo Facility (f)	$103,438	4.50%	June 2027	18,547,934	—
Lancer Center (g)				—	6,488,034
Greenbrier Business Center (h)				—	4,495,000
Total mortgages payable				$62,590,763	$55,343,366

Amounts presented do not reflect unamortized loan issuance costs.

(a)	The original mortgage loan for the Franklin Square Property matured on October 6, 2021. Effective on October 6, 2021, our company entered into a forbearance agreement with the current lender extending the maturity date for thirty days with a right to extend the maturity date for an additional thirty days. On November 8, 2021, we closed on a new loan in the principal amount of $13,250,000 which bears interest at a fixed rate of 3.808 percent, has a ten-year term, and matures on December 6, 2031. In addition to the funds from the new loan, our company used $2,242,273 in cash on hand for closing costs and to repay the remaining balance of the original mortgage loan. Our company has guaranteed the payment and performance of the obligations of the new loan. The new mortgage loan bears interest at a fixed rate of 3.808 percent and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a 30 year amortization schedule. Our company accounted for this refinancing transaction in accordance with debt extinguishment accounting in accordance with ASC 470. The new mortgage includes covenants for our company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and to maintain liquid assets of no less than $1,000,000. As of June 30, 2022 and December 31, 2021, our company believes that we are compliant with these covenants.
(b)	The mortgage loan for the Hanover Square Property bears interest at a fixed rate of 4.25 percent until January 1, 2023, when the interest rate will adjust to a new fixed rate which will be determined by adding 3.00 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25 percent. The fixed monthly payment of $56,882 which includes interest at the fixed rate, and principal, based on a 25 year amortization schedule. The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of June 30, 2022 and December 31, 2021, respectively, our company believes that it is compliant with these covenants.
(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.
(d)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.
(e)	The mortgage loan for the Parkway Property bears interest at a variable rate based on LIBOR with a minimum rate of 2.25 percent. The interest rate payable is the ICE LIBOR rate plus 225 basis points. As of June 30, 2022, the rate in effect for the Parkway Property mortgage was 3.3117 percent. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a 30 year amortization schedule.

(f)	On June 13, 2022, our company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property (see notes (g) and (h), below). The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50 percent for a five year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a 25 year amortization schedule, is $103,438. Our company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis and a minimum debt yield of 9.5 percent on the Salisbury Marketplace, Lancer Center and Greenbrier Business Center properties, and to maintain liquid assets of not less than $1,500,000. As of June 30, 2022, our company believes that it is compliant with these covenants.
(g)	On June 13, 2022, our company refinanced the mortgage loan for the Lancer Center Property, using proceeds from the Wells Fargo Facility discussed above. Our company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for the three and six months ended June 30, 2022, recorded a loss on extinguishment of debt of $113,282. The original mortgage loan for the Lancer Center Property bore interest at a fixed rate of 4.00 percent. The monthly payment was $34,667 which includes interest at the fixed rate and principal, based on a twenty-five year amortization schedule. Our company has provided a guaranty of the payment of and performance under the terms of the Lancer Center Property mortgage.
(h)	On June 13, 2022, our company refinanced the mortgage loan for the Greenbrier Business Center Property, using proceeds from the Wells Fargo Facility discussed above. Our company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for the three and six months ended June 30, 2022, recorded a loss on extinguishment of debt of $56,393. Our company assumed the original mortgage loan for the Greenbrier Business Center Property from the seller. The original mortgage loan bore interest at a fixed rate of 4.00 percent and would have been interest only until August 1, 2022, at which time the monthly payment would have become $23,873, which would have included interest at the fixed rate, and principal, based on a twenty-five year amortization schedule.

Our company financed its acquisitions of its assets held for sale through mortgages which, as of June 30, 2022, are recorded as mortgages payable, net, associated with assets held for sale, on our condensed consolidated balance sheets, as follows:

				Balance
				June 30,
	Monthly	Interest		2022	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2021
Clemson Best Western (a)	Interest only	Variable	October 2022	7,750,000	7,750,000

Amounts presented do not reflect unamortized loan issuance costs.

(a)	As of March 31, 2021, our company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale. The mortgage loan for the Clemson Best Western Property bears interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable is the USD LIBOR one-month rate plus 4.9 percent. As of June 30, 2022 and 2021, respectively, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent. The mortgage payable on our Clemson Best Western Property matures on October 6, 2022. We have an option to extend the term of the mortgage by one year, until October 6, 2023, under certain conditions which the Clemson Best Western Property may not meet. If we have not been successful in our efforts to sell the Clemson Best Western Property by loan maturity date, we plan to refinance the mortgage. There is no guarantee that we will be successful in refinancing the mortgage.

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

As is the case with retail landlords across the U.S., our company received a number of rent relief requests from tenants which were impacted by mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders and significant changes in consumer behavior.  Our company evaluated each of these requests on a case-by-case basis. During the period following the onset of the COVID-19 pandemic, from March 2020 through December 2020, our company granted lease concessions in the form of (i) rent deferrals or (ii) rent abatements.  The deferral and abatement agreements have reduced the rent revenues our company has recognized in all subsequent periods, including during the six months ended June 30, 2022 and 2021, and will reduce the rent revenues our company expects to receive in future periods.

Under the rent deferral agreements, all of which were reached during the year ended December 31, 2020, our company granted rent deferrals to various tenants in return for an agreement by the tenants to repay deferred and unpaid rent over a specified time period or before a certain date.  Deferred rent is recognized as retail center property revenues or flex center property revenues on our company’s condensed consolidated statement of operations and as rent and other receivables on our company’s condensed consolidated balance sheets.  As of June 30, 2022, all rent deferral periods have ended and, in all cases, tenants have commenced repayment of the deferred rent amounts.  As of the date of this Quarterly Report on Form 10-Q, all tenants are current on their deferred rent repayment.

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

Revenues will continue to be impacted by the abatement agreements that our company has granted to various tenants and could continue to be negatively impacted until consumer demand for the goods and services of our company’s retail and flex center tenants returns to levels prior to the virus outbreak. Additionally, the direct and indirect economic effects of the pandemic and containment measures and the potential for changes in consumer behavior and business and leisure travel patterns could continue to have a significant negative impact on consumer demand for the goods and services of our company’s retail tenants within its portfolio in the coming months.

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

Due to the risk and uncertainty associated with continued ownership of our company’s hotel properties, our company sold its Hampton Inn Property on August 31, 2021.  While our company’s occupancy agreement with Clemson University for the Clemson Best Western Property has resulted in 100 percent occupancy rates from September 2020 through May 15, 2022, due to the continued risk and uncertainties associated with hotels, our company has committed to a plan to sell its Clemson Best Western Hotel Property.  There is no assurance that our company will be able to complete the sale of the Clemson Best Western Property. Despite our company’s decision to sell its hotel properties, our company has not removed hotel properties from its investment policy and will consider future opportunistic acquisitions of hotel properties in the future.

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

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we have no off-balance sheet arrangements.

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

Upon the adoption of ASC No. 842, our company has elected the practical expedient permitting lessors to elect by class of underlying asset to not separate non-lease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC No. 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. Our company assessed the criteria above with respect to our operating leases and determined that they qualify for the non-separation practical expedient. As a result, we have accounted for and presented the revenues from these leases, including tenant reimbursements, as a single line item on our condensed consolidated statements of operations for the six months ended June 30, 2022.  For comparability, we have adjusted our comparative condensed consolidated statement of operations for the six months ended June 30, 2021, to conform to the 2022 financial statement presentation.

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

Internal liquidity to fund operating needs will be provided primarily by the rental receipts from our retail properties and flex center property, and revenues from our hotel property. During the three and six months ended June 30, 2022, the COVID-19 pandemic continued to impact our financial and operational results that provide the liquidity for operating needs. Our company’s retail property and flex property rent revenues continued to be impacted by rent abatement agreements and other concessions.  However, our Clemson Best Western Property saw increased revenues resulting from the occupancy agreement with Clemson University, which ended on May 15, 2022.  During the transitional period between the end of this occupancy agreement and the reopening of normal hotel operations on June 24, 2022, the Clemson Best Western Hotel Property’s revenues were significantly impacted, and will continue to be significantly impacted while hotel operations return to normal and marketing and sales efforts result in increased demand and revenues.

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

Cash Flows

At June 30, 2022, our consolidated cash and restricted cash on hand totaled $5,777,963 compared to consolidated cash on hand of $13,790,089 at June 30, 2021. Cash from operating activities, investing activities and financing activities for the six months ended June 30, 2022 are as follows:

Operating Activities

During the six months ended June 30, 2022 our cash provided by operating activities was $1,573,772 compared to cash provided by operating activities of $994,193 for the six months ended June 30, 2021, an increase of cash provided by operating activities of $579,579.

Cash flows from operating activities has two components. The first component consists of net operating loss adjusted for non-cash operating activities. During the six months ended June 30, 2022, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $1,015,785.  During the six months ended June 30, 2021, operating activities adjusted for non-cash items resulted in net cash provided in operating activities of $334,593. The increase of $681,192 in cash flows from operating activities for the six months ended June 30, 2022 was a result of improved operating performance across all property types, as well as cash flows from our company’s acquisition of the Lancer Center, which was acquired on May 14, 2021, and the Parkway and Greenbrier Business Center properties, neither of which we owned during the six months ended June 30, 2021.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations.  During the six months ended June 30, 2022, net changes in asset and liability accounts resulted in $557,987 in cash provided by operations. During the six months ended June 30, 2021, net changes in asset and liability accounts resulted in $659,600 in cash provided by operations. This decrease of $101,613 in changes in assets and liabilities is a result of decreased changes in accounts payable and accrued liabilities of $213 and other assets of $287,802, offset by increased changes in rent and other receivables, net, of $101,494 unbilled rent of $84,908.

The net of (i) the $681,192 increase in cash provided by operations from the first category and (ii) the $101,613 decrease in cash provided by operations from the second category results in a total increase of cash provided in operations of $579,579 for the six months ended June 30, 2022.

Investing Activities

During the six months ended June 30, 2022, our cash used in investing activities was $10,772,418, compared to cash used in investing activities of $10,278,237 during the six months ended June 30, 2021, an increase in cash used in investing activities of $494,181. During the six months ended June 30, 2022, cash used in investing activities consisted of $492,704 in capitalized expenditures, including $230,857 in building improvements, $199,764 in capitalized leasing commissions, and $62,083 in capitalized tenant improvements.  During the six months ended June 30, 2021, cash used in investing activities consisted of $10,205,385 used for the acquisition of the Lancer Center Property and $72,852 in capitalized expenditures, including $45,150 for tenant improvements, $11,885 for leasing commissions and  related to a new tenant in the Franklin Square Property, $15,817 for building improvements.

There were no non-cash investing activities during the six months ended June 30, 2022.  The non-cash investing activity for the six months ended June 30, 2021, that did not affect our cash provided by investing activities, was the transfer of investment properties, net, to assets held for sale, net of $9,683,555 and the transfer of other assets to investment properties, net, of $376,382.

Financing Activities

During the six months ended June 30, 2022, our cash provided by financing activities was $7,592,632 compared to cash provided by financing activities of $17,977,205 during the six months ended June 30, 2021, a decrease in cash provided by financing activities of $10,384,573.  During the six months ended June 30, 2022, financing activities generated $18,477,304 in net proceeds from mortgages payable and $1,538,887 in net proceeds, after issuance costs, from common stock issuances under our SEPA (see above), offset by cash used in financing activities, including dividends and distributions of $729,790, mortgage debt principal payments of $11,407,226 (including $10,962,484 of cash used to refinance the Lancer Center and Greenbrier Business Center properties and $444,742 in normal, monthly principal payments for our company’s other mortgages) and repurchases of our company’s common stock of $286,543, including costs and fees.

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

There were no non-cash financing activities during the six months ended June 30, 2022.  Non-cash financing activities for the six months ended June 30, 2021, that did not affect our cash provided by financing activities were the conversion of convertible debentures and accrued interest totaling $5,058,788 into common stock, the transfer of the mortgage payable, net, of $7,592,931, for the Clemson Best Western Property from mortgages payable, net, to mortgages payable, net, associated with assets held for sale on our condensed consolidated balance sheets, and the $176,300 forgiveness of the Hampton Inn Property’s note payable under the SBA PPP loan program.

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

The primary, non-operating liquidity need of our company is $7,750,000 for the maturity of the Clemson Best Western Mortgage on October 6, 2022, $353,070 to pay the dividends and distributions to common shareholders and operating partnership unit holders, $100,000 to pay the dividends to holders of our mandatorily redeemable preferred stock that were declared on June 23, 2022 and payable July 21, 2022 to holders of record on July 18, 2022, and $530,942 in principal payments due on its mortgages payable during the remaining six months ending December 31, 2022.  In addition to liquidity required to fund these principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. Our company plans to pay these obligations through a combination of cash on hand, potential dispositions and operating cash.

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

To meet these future liquidity needs, we have the following resources:

●	$2,480,925 in unrestricted cash as of June 30, 2022
●	$3,297,038 held in lender reserves for the purposes of tenant improvements, leasing commissions, real estate taxes and insurance premiums
●	cash generated from operations during the remaining six months ending December 31, 2022, if any
●	Potential proceeds from issuances of common stock under our shelf registration or under the Standby Equity Purchase Agreement (see note 7 of the notes to the condensed consolidated financial statements), although there is no guarantee that any such issuances will be successful in raising additional funds.
●	Sale of the Clemson Best Western Hotel Property, although there is no guarantee that we will be successful in selling the property. (See note 3 and note 11 of the notes to the condensed consolidated financial statements).
●	Proceeds from the refinancing of the Clemson Best Western Hotel Property mortgage that matures on October 6, 2022. Our company has an option to extend the term of the mortgage by one year, until October 6, 2023, under certain conditions which the Clemson Best Western Property may not meet. If our company has not been successful in its efforts to sell the Clemson Best Western Property by the loan maturity date, our company plans to refinance the mortgage. While we believe the fair value of the Clemson Best Western Property exceeds the outstanding balance of the mortgage payable, there is no guarantee that the Company will be successful in refinancing the mortgage.

Our success in refinancing the debt, and executing on our strategy will dictate our liquidity needs going forward. If we are unable to execute in these areas, our ability to grow and to continue to pay dividends may be limited without additional capital.

Results of Operations

Three months ended June 30, 2022

Revenues

Total revenue was $2,595,901 for the three months ended June 30, 2022, consisting of $1,623,207 in revenues from retail center properties, $362,851 from hotel properties and $609,843 from flex center properties. Total revenues for the three months ended June 30, 2022 decreased by $382,360 over the three months ended June 30, 2021, resulting from decreased hotel property revenues from the sale of our company’s Hampton Inn Property in August 2021, offset by increased retail center and flex center revenues from our company’s acquisition of the Lancer Center on May 14, 2021, the Parkway, Greenbrier Business Center and Salisbury Marketplace properties, which were not owned during the three months ending June 30, 2021.

	For the three months ended
	June 30,		Increase /
	2022	2021	(Decrease)
Revenues
Retail center properties	$1,623,207	$1,361,349	$261,858
Hotel properties	362,851	1,433,318	(1,070,467)
Flex center properties	609,843	183,594	426,249
Total Revenues	$2,595,901	$2,978,261	$(382,360)

Revenues from retail center properties were $1,623,207 for the three months ended June 30, 2022, an increase of $261,858 over retail center property revenues for the three months ended June 30, 2021.  This was a result of increased revenues of $147,346 from the acquisition of Lancer Center Property and $47,914 from the acquisition of the Salisbury Marketplace Property, and increased revenes as a result of new leasing activity and annual rent increases from the Franklin Square Property of $40,251, the Ashley Plaza Property of $20,958, and the Hanover Square Property of $5,389.

	For the three months ended
	June 30,		Increase /
	2022	2021	(Decrease)
Retail Center Properties
Franklin Square Property	$512,335	$472,084	$40,251
Hanover Square Property	322,393	317,004	5,389
Ashley Plaza Property	438,389	417,431	20,958
Lancer Center Property	302,176	154,830	147,346
Salisbury Property	47,914	—	47,914
	$1,623,207	$1,361,349	$261,858

Revenues from hotel properties were $362,851 for the three months ended June 30, 2022, a decrease of $1,070,467 from revenues from hotel properties for the three months ended June 30, 2021, due to the sale of the Hampton Inn property on August 31, 2021 and a decrease of $268,314 in revenues from the Clemson Best Western Property due to the end of the Clemson University occupancy agreement.

	For the three months ended
	June 30,		Increase /
	2022	2021	(Decrease)
Hotel Properties
Hampton Inn Property	$—	$802,153	$(802,153)
Clemson Best Western Property	362,851	631,165	(268,314)
	$362,851	$1,433,318	$(1,070,467)

Revenues from the flex center properties were $609,843 for the three months ended June 30, 2022, an increase of $426,249 over revenues from flex center properties for the three months ended June 30, 2021 due to new revenues from the acquisition of the Greenbrier Business Center Property of $197,895 and the Parkway Property of $213,970, and increased revenues from the Brookfield Center Property of $14,384.

	For the three months ended
	June 30,		Increase /
	2022	2021	(Decrease)
Flex Center Properties
Brookfield Center Property	$197,978	$183,594	$14,384
Greenbrier Business Center Property	197,895	—	197,895
Parkway Center Property	213,970	—	213,970
	$609,843	$183,594	$426,249

Operating Expenses

Total operating expenses were $2,759,008 for the three months ended June 30, 2022, consisting of $442,210 in expenses from retail center properties, $339,943 in expenses from hotel properties, $160,670 in expenses from the flex center properties, $368,546 in legal, accounting and other professional fees, $155,509 in corporate general and administrative expenses, $169,675 in loss on extinguishment of debt, and $1,122,455 in depreciation and amortization.

	For the three months ended
	June 30,		Increase /
	2022	2021	(Decrease)
Operating Expenses
Retail center properties (1)	$442,210	$353,834	$88,376
Hotel properties	339,943	975,189	(635,246)
Flex center properties	160,670	64,716	95,954
Total Investment Property Operating Expenses	942,823	1,393,739	(450,916)
Legal, accounting and other professional fees	368,546	296,040	72,506
Corporate general and administrative expenses	155,509	117,040	38,469
Loss on extinguishment of debt	169,675	—	169,675
Depreciation and amortization	1,122,455	770,377	352,078
Total Operating Expenses	$2,759,008	$2,577,196	$181,812

(1)	Includes $163 and $0 of bad debt expense for the three months ended June 30, 2022 and 2021, respectively.

Operating expenses for retail center properties were $442,210 for the three months ended June 30, 2022, an increase of $88,376 over retail center property operating expenses for the three months ended June 30, 2021.  Increased operating expenses from the acquisition of the Lancer Center Property of $52,173 and Salisbury Property of $8,947 were the primary contributors to the increase, but our existing properties also experienced slight operating expense increases, including $21,383 from the Franklin Square Property, $1,122 from the Hanover Square Property, and $4,751 from the Ashley Plaza Property.

	For the three months ended
	June 30,		Increase /
	2022	2021	(Decrease)
Retail Center Properties
Franklin Square Property (1)	$186,631	$165,248	$21,383
Hanover Square Property	76,962	75,840	1,122
Ashley Plaza Property	81,427	76,676	4,751
Lancer Center Property (2)	88,243	36,070	52,173
Salisbury Property	8,947	—	8,947
Total	$442,210	$353,834	$88,376

(1)	Includes bad debt expense of $211 and $0 for the three months ending June 30, 2022 and 2021, respectively.
(2)	Includes a reversal of bad debt expense of $48 that was recorded in a prior period and collected during the three months ending June 30, 2022. No such bad debt expense amounts were recorded for the three months ending June 30, 2021.

Operating expenses for hotel properties were $339,943 for the three months ended June 30, 2022, a decrease of $635,246 from operating expenses from hotel properties for the three months ended June 30, 2021.  This decrease was primarily due to the sale of the Hampton Inn, which reduced hotel property operating expenses by $607,308.  In addition, operating expenses from the Clemson Best Western Property decreased by $27,938.

	For the three months ended
	June 30,		Increase /
	2022	2021	(Decrease)
Hotel Properties
Hampton Inn Property	$—	$607,308	$(607,308)
Clemson Best Western Property	339,943	367,881	(27,938)
	$339,943	$975,189	$(635,246)

Operating expenses from the flex center properties were $160,670 for the three months ended June 30, 2022, an increase of $95,954 over flex center property operating expenses for the three months ended June 30, 2021 due to new operating expenses from the acquisitions of the Greenbrier Business Center Property of $49,447 and from the Parkway Property of $47,906, offset by slightly decreased operating expenses of $1,399 from the Brookfield Center Property.

	For the three months ended
	June 30,		Increase /
	2022	2021	(Decrease)
Flex Center Properties
Brookfield Center Property	$63,317	$64,716	$(1,399)
Greenbrier Business Center Property	49,447	—	49,447
Parkway Center Property	47,906	—	47,906
	$160,670	$64,716	$95,954

Operating (Loss) Income

Operating loss for the three months ended June 30, 2022 was $163,107, a decrease of $564,172 over the operating income of $401,065 for the three months ended June 30, 2021. This decrease was a result of (i) increased depreciation and amortization expenses from the addition of the four properties (Lancer Center, Parkway, Greenbrier Business Center and Salisbury Marketplace) acquired in 2021 of $352,078, (ii) increased loss on extinguishment of debt of $169,675, (iii) increased corporate general and administrative expenses of $38,469, (iv) increased legal, accounting and other professional fees of $72,506, offset by increased operating income from our investment properties of $68,556.

Interest Expense

Interest expense was $874,156 and $1,224,296 for the three months ended June 30, 2022 and 2021, respectively, as follows:

	For the three months ended
	June 30,		Increase/
	2022	2021	(Decrease)
Franklin Square	$134,635	$171,916	$(37,281)
Hanover Square	109,786	112,456	(2,670)
Hampton Inn	—	175,389	(175,389)
Ashley Plaza	109,150	111,128	(1,978)
Clemson Best Western	140,251	143,985	(3,734)
Brookfield Center	49,385	50,234	(849)
Lancer Center	56,205	38,192	18,013
Greenbrier Business Center	36,921	—	36,921
Parkway Center	40,848	—	40,848
Wells Fargo Mortgage Facility	41,871	—	41,871
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	155,104	150,530	4,574
Amortization and interest on convertible debentures	—	269,430	(269,430)
Other interest	—	1,036	(1,036)
Total interest expense	$874,156	$1,224,296	$(350,140)

Total interest expense for the three months ended June 30, 2022 decreased by $350,140 over the three months ended June 30, 2021. This decrease was a result of (i) decreased interest expense of $37,281 from the Franklin Square mortgage due to its refinancing in November 2021 at a lower interest rate and principal amount, (ii) decreased interest expense of $175,389 resulting from the sale of the Hampton Inn Property, (iii) decreased amortization and interest on convertible debentures of $269,430, decreased other interest of $1,036, and (iv) slight decreases in interest expense for the Hanover Square mortgage ($2,670), the Ashley Plaza mortgage ($1,978) the Clemson Best Western mortgage ($3,734) and the Brookfield Center mortgage ($849), offset by increased interest expense from the acquisition of the Lancer Center Property, Parkway Property, Greenbrier Business Center Property and the Salisbury Marketplace Property (total increase in interest expense of $137,653 for the four properties, combined).  Interest expense above includes non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock and the convertible debentures. See Note 5 of the accompanying notes to the condensed consolidated financial statements.

Other Income

During the three months ended June 30, 2022, other income was $29,324, a decrease of $153,083 over other income of $182,407 for the three months ended June 30, 2021.  Other income for the three months ended June 30, 2022 consisted of $28,894 in income related to the fair value change of the interest rate caps and interest income of $430.  Other income of $182,407 for the three months ended June 30, 2021 consisted of $178,278 from the forgiveness of a Small Business Adminstration Payroll Protection Program loan and $149 in other expense related to the fair value change of the interest rate caps.

Net Loss

Net loss was $1,007,939 for the three months ended June 30, 2022, before adjustments for net (loss) income attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $1,014,887. Net loss was $640,824 for the three months ended June 30, 2021, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $682,963, for the three months ended June 30, 2021.

Net loss for the three months ended June 30, 2022 decreased by $367,115 over the three months ended June 30, 2021, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders for the three months ended June 30, 2022 decreased by $331,924 over the three months ended June 30, 2021.

Six months ended June 30, 2022

Revenues

Total revenue was $5,499,865 for the six months ended June 30, 2022, consisting of $3,148,292 in revenues from retail center properties, $1,128,340 from hotel properties and $1,223,233 from flex center properties. Total revenues for the six months ended June 30, 2022 decreased by $150,249 over the six months ended June 30, 2021, resulting primarily from decreased hotel property revenues from sale of the Hampton Inn Property, offset by increased revenues from our company’s acquisition of the Lancer Center, Parkway, Greenbrier Business Center and Salisbury Marketplace properties.

	For the six months ended
	June 30,		Increase /
	2022	2021	(Decrease)
Revenues
Retail center properties	$3,148,292	$2,554,990	$593,302
Hotel properties	1,128,340	2,728,703	(1,600,363)
Flex center properties	1,223,233	366,421	856,812
Total Revenues	$5,499,865	$5,650,114	$(150,249)

Revenues from retail center properties were $3,148,292 for the six months ended June 30, 2022, an increase of $593,302 over retail center property revenues for the six months ended June 30, 2021. All of our company’s existing retail properties experienced increased revenues, including $36,344 from the Ashley Plaza Property, $24,263 from the Hanover Square Property, and $27,634 from the Franklin Square Property.  In addition, our company experienced increased revenues of $457,147 resulting from the acquisition of the Lancer Center Property, and $47,914 from the acquisition of the Salisbury Marketplace Property.

	For the six months ended
	June 30,		Increase /
	2022	2021	(Decrease)
Retail Center Properties
Franklin Square Property	$968,540	$940,906	$27,634
Hanover Square Property	645,752	621,489	24,263
Ashley Plaza Property	874,109	837,765	36,344
Lancer Center Property	611,977	154,830	457,147
Salisbury Property	47,914	—	47,914
	$3,148,292	$2,554,990	$593,302

Revenues from hotel properties were $1,128,340 for the six months ended June 30, 2022, a decrease of $1,600,363 from revenues from hotel properties for the six months ended June 30, 2021, due to the sale of the Hampton Inn property on August 31, 2021 and a slight decrease of $272,410 in revenues from the Clemson Best Western Property due to the end of the Clemson University occupancy agreement.

	For the six months ended
	June 30,		Increase /
	2022	2021	(Decrease)
Hotel Properties
Hampton Inn Property	$—	$1,327,953	$(1,327,953)
Clemson Best Western Property	1,128,340	1,400,750	(272,410)
	$1,128,340	$2,728,703	$(1,600,363)

Revenues from the flex center properties were $1,223,233 for the six months ended June 30, 2022, an increase of $856,812 over revenues from flex center properties for the six months ended June 30, 2021 due to new revenues from the Greenbrier Business

Center Property of $397,396 and the Parkway  Property of $429,882, and increased revenues from the Brookfield Center Property of $29,534.

	For the six months ended
	June 30,		Increase /
	2022	2021	(Decrease)
Flex Center Properties
Brookfield Center Property	$395,955	$366,421	$29,534
Greenbrier Business Center Property	397,396	—	397,396
Parkway Center Property	429,882	—	429,882
	$1,223,233	$366,421	$856,812

Operating Expenses

Total operating expenses were $5,897,370 for the six months ended June 30, 2022, consisting of $900,126 in expenses from retail center properties, $712,803 in expenses from hotel properties, $327,043 in expenses from the flex center properties, $233,100 in share-based compensation expenses, $828,415 in legal, accounting and other professional fees, $236,215 in corporate general and administrative expenses, $36,670 in loss on impairment, $175,671 in impairment of assets held for sale, $169,675 in loss on extinguishment of debt, and $2,277,652 in depreciation and amortization.

	For the six months ended
	June 30,		Increase /
	2022	2021	(Decrease)
Operating Expenses
Retail center properties (1)	$900,126	$684,960	$215,166
Hotel properties	712,803	1,772,584	(1,059,781)
Flex center properties (2)	327,043	118,804	208,239
Total Investment Property Operating Expenses	1,939,972	2,576,348	(636,376)
Share based compensation expenses	233,100	149,981	83,119
Legal, accounting and other professional fees	828,415	787,895	40,520
Corporate general and administrative expenses	236,215	186,177	50,038
Loss on impairment	36,670	—	36,670
Impairment of assets held for sale	175,671	—	175,671
Loss on extinguishment of debt	169,675	—	169,675
Depreciation and amortization	2,277,652	1,423,610	854,042
Total Operating Expenses	$5,897,370	$5,124,011	$773,359

(1)	Includes $7,954 and $3,196 of bad debt expense for the six months ended June 30, 2022 and 2021, respectively.
(2)	Includes $4,992 and $0 of bad debt expense for the six months ended June 30, 2022 and 2021, respectively.

Operating expenses for retail center properties were $900,126 for the six months ended June 30, 2022, an increase of $215,166 over retail center property operating expenses for the six months ended June 30, 2021.  Increased operating expenses from the acquisition of the Lancer Center Property of $170,311 and the Salisbury Marketplace Property of $8,947, and from two of our existing properties, Franklin Square, which increased by  $38,549, and Ashley Plaza which increased by $4,164, were offset by slightly reduced expenses from the Hanover Square Property of $6,805.

	For the six months ended
	June 30,		Increase /
	2022	2021	(Decrease)
Retail Center Properties
Franklin Square Property (1)	$361,683	$323,134	$38,549
Hanover Square Property	157,446	164,251	(6,805)
Ashley Plaza Property (2)	165,669	161,505	4,164
Lancer Center Property (3)	206,381	36,070	170,311
Salisbury Property	8,947	—	8,947
	$900,126	$684,960	$215,166

(1)	Includes bad debt expense of $211 and $0 for the six months ending June 30, 2022 and 2021, respectively.
(2)	Includes bad debt expense of $0 and $3,196 for the six months ending June 30, 2022 and 2021, respectively.
(3)	Includes bad debt expense of $7,743 and $0 for the six months ending June 30, 2022 and 2021, respectively.

Operating expenses for hotel properties were $712,803 for the six months ended June 30, 2022, a decrease of $1,059,781 from operating expenses from hotel properties for the six months ended June 30, 2021.  Decreased hotel operating expenses of $1,065,449 resulting from the sale of the Hampton Inn Property were slightly offset by increased operating expenses of $5,668 from the Clemson Best Western Property.

	For the six months ended
	June 30,		Increase /
	2022	2021	(Decrease)
Hotel Properties
Hampton Inn Property	$—	$1,065,449	$(1,065,449)
Clemson Best Western Property	712,803	707,135	5,668
	$712,803	$1,772,584	$(1,059,781)

Operating expenses from the flex center properties were $327,043 for the six months ended June 30, 2022, an increase of $208,239 over flex center property operating expenses for the six months ended June 30, 2021 due to new operating expenses from the Greenbrier Business Center and Parkway Property acquisitions and slightly increased operating expenses from the Brookfield Center Property.

	For the six months ended
	June 30,		Increase /
	2022	2021	(Decrease)
Flex Center Properties
Brookfield Center Property	$123,130	$118,804	$4,326
Greenbrier Business Center Property (1)	93,223	—	93,223
Parkway Center Property	110,690	—	110,690
	$327,043	$118,804	$208,239

(1)	Includes $4,992 and $0 of bad debt expense for the six months ended June 30, 2022 and 2021, respectively.

Operating (Loss) Income

Operating loss for the six months ended June 30, 2022 was $397,505, a decrease of $923,608 over the operating income of $526,103 for the six months ended June 30, 2021. This increase was a result of (i) increased depreciation and amortization expenses from the addition of four properties (Lancer Center, Parkway, Greenbrier Business Center and Salisbury Marketplace) of $854,042, (ii) increased impairment of assets held for sale of $175,671 related to the Clemson Best Western Property, (iii) increased loss on impairment of $36,670, (iv) increased loss on extinguishment of debt of $169,675, (v) increased corporate general and administrative expenses of

$50,038, (vi) increased share based compensation expenses of $83,119, (vii) increased legal, accounting and other professional fees of $40,520, offset by increased investment property operating income of $486,127

Interest Expense

Interest expense was $1,715,580 and $3,658,428 for the six months ended June 30, 2022 and 2021, respectively, as follows:

	For the six months ended
	June 30,		Increase/
	2022	2021	(Decrease)
Franklin Square	$267,868	$341,969	$(74,101)
Hanover Square	217,863	226,522	(8,659)
Hampton Inn	—	357,767	(357,767)
Ashley Plaza	217,655	221,573	(3,918)
Clemson Best Western	279,168	306,529	(27,361)
Brookfield Center	98,477	100,156	(1,679)
Lancer Center	127,107	38,192	88,915
Greenbrier Business Center	82,564	—	82,564
Parkway Center	73,980	—	73,980
Wells Fargo Mortgage Facility	41,871	—	41,871
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	309,027	299,979	9,048
Amortization and interest on convertible debentures	—	1,760,973	(1,760,973)
Other interest	—	4,768	(4,768)
Total interest expense	$1,715,580	$3,658,428	$(1,942,848)

Total interest expense for the six months ended June 30, 2022 decreased by $1,942,848 over the six months ended June 30, 2021. This decrease was a result of (i) decreased interest expense of $74,101 from the Franklin Square mortgage due to its refinancing in November 2021 at a lower interest rate and principal amount, (ii) decreased interest expense of $357,767 resulting from the sale of the Hampton Inn Property, (iii) decreased amortization and interest on convertible debentures of $1,760,973, decreased other interest of $4,768, and (iv) slight decreases in interest expense for the Hanover Square mortgage of $8,659, the Ashley Plaza mortgage of $3,918 the Clemson Best Western mortgage of $27,361 and the Brookfield Center mortgage of $1,679, offset by increased interest expense from the acquisition of the Lancer Center Property, Parkway Property, Greenbrier Business Center Property and the Salisbury Marketplace Property (total increase in interest expense of $287,330 for the four properties, combined).  Interest expense above includes non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock and the convertible debentures. See Note 5 of the accompanying notes to the condensed consolidated financial statements.

Other Income

During the six months ended June 30, 2022, other income was $124,763, a decrease of $58,996 over other income of $183,759 for the six months ended June 30, 2021.  Other income for the six months ended June 30, 2022 consisted of $119,936 in income related to the fair value change of the interest rate caps, interest income of $914 and miscellaneous income of $3,913.  Other income of $183,759 for the six months ended June 30, 2021 consisted of $178,278 from the forgiveness of a Small Business Adminstration Payroll Protection Program loan, interest income of $5,470, and $11 resulting from an increase in the fair value of the interest rate caps.

Net Loss

Net loss was $1,988,322 for the six months ended June 30, 2022, before adjustments for net (loss) income attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $2,004,171. Net loss was $2,948,566 for the six months ended June 30, 2021, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $2,960,487, for the six months ended June 30, 2021.

Net loss for the six months ended June 30, 2022 decreased by $960,244 over the six months ended June 30, 2021, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders for the six months ended June 30, 2022 decreased by $956,316 over the six months ended June 30, 2021.

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

Below is our company’s FFO, which is a non-GAAP measurement, for the six months ended June 30, 2022:

Net income (loss)	$(1,988,322)
Depreciation of tangible real property assets (1)	1,219,261
Depreciation of tenant improvements (2)	300,446
Amortization of leasing commissions (3)	44,437
Amortization of intangible assets (4)	713,508
Loss on impairment (5)	36,670
Impairment of assets held for sale (5)	175,671
Loss on extinguishment of debt (6)	169,675
Funds from operations	$671,346
(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.
(2)	Depreciation of tenant improvements, including those (i) acquired as part of the purchase of the retail center and flex center properties and (ii) those constructed by our company for the retail center properties and flex center property subsequent to their acquisition.
(3)	Amortization of leasing commissions paid for the retail center properties and flex center property subsequent to the acquisition of the properties.
(4)	Amortization of (i) intangible assets acquired as part of the purchase of the retail center properties and flex center property, including leasing commissions, leases in place and legal and marketing costs during the six months ended June 30, 2022.

(5)	NAREIT’s December 2018 White Paper provides guidance for the treatment of impairment write-downs. Specifically, “To the extent there is an impairment write-down of depreciable real estate … related to a REIT’s main business, the write-down is excluded from FFO (i.e., adjusted from net income in calculating FFO).” Additionally, NAREIT’s December 2018 White Paper provides guidance on gains or losses on the sale of assets, stating “the REIT has the option to include or exclude such gains and losses in the calculation of FFO.”

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

Total AFFO for the six months ended June 30, 2022 was as follows:

Funds from operations	$671,346
Amortization of above market leases (1)	125,526
Amortization of below market leases (2)	(189,777)
Straight line rent (3)	(58,450)
Capital expenditures (4)	(492,703)
Increase in fair value of interest rate cap (5)	(119,936)
Amortization of loan issuance costs (6)	53,617
Amortization of preferred stock discount and offering costs (7)	109,027
Share-based compensation (8)	233,100
Bad debt expense (9)	12,946
Adjusted funds from operations (AFFO)	$344,696
(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets for the six months ended June 30, 2022.
(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities for the six months ended June 30, 2022.
(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the retail center properties and flex center property during the six months ended June 30, 2022.
(4)	Adjustment to FFO for capital expenditures, including capitalized leasing commissions, tenant improvements, building and site improvements and purchases of furniture, fixtures and equipment that have not been reimbursed by property escrow accounts. See Investing Activities, above, for detail of capital expenditures during the six months ended June 30, 2022.
(5)	Adjustment to FFO resulting from non-cash expenses recognized as a result of decreases in the fair value of the interest rate caps for the Parkway Property and Clemson Best Western Property during the six months ended June 30, 2022.
(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages during the six months ended June 30, 2022.
(7)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock discount over its five year term during the six months ended June 30, 2022.
(8)	Adjustment to FFO resulting from non-cash expenses recorded for share-based compensation.

(9)	NAREIT’s December 2018 White Paper provides guidance on non-cash revenues and expenses, stating, “To provide an opportunity for consistent analysis of operating results among REITs, NAREIT encourages those reporting FFO to make supplemental disclosure of all material non-cash revenues and expenses affecting their results for each period. Our company has elected to include non-cash revenues (debt forgiveness) and non-cash expenses (bad debt expense) in its calculation of AFFO.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s principal executive officer and principal financial officer have determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of June 30, 2022.

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

Share repurchase activity under our share repurchase plan, on a trade date basis, for the six months ended June 30, 2021, was as follows:

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

10.2	Credit Agreement, dated as of June 13, 2022
10.3	Term Note, dated as of June 13, 2022
10.4	Revolving Line of Credit Note, dated as of June 13, 2022

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

104	The cover page of Medalist Diversified REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (contained in Exhibit 101)
†	Filed herewith.
*	Previously filed with the Amendment to the Registrant’s Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on October 5, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALIST DIVERSIFIED REIT, INC.

Date: August 9, 2022

	By:	/s/ Thomas E. Messier
Thomas E. Messier

Chief Executive Officer and Chairman of the Board
(principal executive officer))

	By:	/s/ C. Brent Winn
C. Brent Winn

Chief Financial Officer
(principal accounting officer and principal financial officer)