Form 10-Q
period 2022-09-30
Medalist Diversified REIT, Inc.
filed 2022-11-09
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of Common Stock, $0.01 par value, of the registrant outstanding at November 9, 2022 was 17,439,947.

Medalist Diversified REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Investment properties, net	$77,326,431	$69,407,915
Cash	4,863,963	4,370,405
Restricted cash	2,109,121	3,013,572
Rent and other receivables, net of allowance of $18,219 and $13,010, as of September 30, 2022 and December 31, 2021, respectively	241,819	466,141
Assets held for sale	—	9,846,208
Unbilled rent	985,089	872,322
Intangible assets, net	4,065,995	4,200,392
Other assets	517,263	370,133
Total Assets	$90,109,681	$92,547,088

LIABILITIES
Accounts payable and accrued liabilities	$2,184,854	$1,307,257
Intangible liabilities, net	2,344,281	1,880,612
Mortgages payable, net	61,552,851	54,517,822
Mortgages payable, net, associated with assets held for sale	—	7,615,368
Mandatorily redeemable preferred stock, net	4,392,978	4,227,640
Total Liabilities	$70,474,964	$69,548,699

EQUITY
Common stock, 17,439,947 and 16,052,617 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	$174,399	$160,526
Additional paid-in capital	51,116,997	49,645,426
Offering costs	(3,350,946)	(3,350,946)
Accumulated deficit	(29,754,023)	(24,981,346)
Total Stockholders' Equity	18,186,427	21,473,660
Noncontrolling interests - Hanover Square Property	120,824	146,603
Noncontrolling interests - Parkway Property	482,636	500,209
Noncontrolling interests - Operating Partnership	844,830	877,917
Total Equity	$19,634,717	$22,998,389
Total Liabilities and Equity	$90,109,681	$92,547,088

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

REVENUE
Retail center property revenues	$1,850,797	$1,494,219	$4,999,089	$4,049,209
Flex center property revenues	610,967	263,586	1,834,200	630,007
Hotel property room revenues	376,560	1,262,406	1,494,836	3,970,548
Hotel property other revenues	2,749	17,932	12,813	38,493
Total Revenue	$2,841,073	$3,038,143	$8,340,938	$8,688,257

OPERATING EXPENSES
Retail center property operating expenses	$491,889	$397,250	$1,384,061	$1,079,014
Flex center property operating expenses	189,720	78,045	511,771	196,849
Hotel property operating expenses	589,311	960,994	1,302,114	2,733,578
Bad debt expense	—	22,818	12,946	26,014
Share based compensation expenses	—	—	233,100	149,981
Legal, accounting and other professional fees	284,463	311,986	1,112,878	1,099,881
Corporate general and administrative expenses	99,323	382,302	335,538	568,479
Loss on impairment	—	—	36,670	—
Impairment of assets held for sale	—	—	175,671	—
Other expense	227,164	—	227,164	—
Depreciation and amortization	1,231,513	937,604	3,509,165	2,361,214
Total Operating Expenses	3,113,383	3,090,999	8,841,078	8,215,010
(Loss) gain on disposal of investment properties	(389,471)	124,641	(389,471)	124,641
Loss on extinguishment of debt	(219,532)	—	(389,207)	—
Operating (loss) income	(881,313)	71,785	(1,278,818)	597,888
Interest expense	989,255	950,770	2,704,835	4,609,198
Net Loss from Operations	(1,870,568)	(878,985)	(3,983,653)	(4,011,310)
Other income	126,434	3,519	251,197	187,278
Net Loss	(1,744,134)	(875,466)	(3,732,456)	(3,824,032)
Less: Net income attributable to Hampton Inn Property noncontrolling interests	—	1,590	—	19,845
Less: Net income (loss) attributable to Hanover Square Property noncontrolling interests	8,468	(4,591)	15,421	(14,398)
Less: Net income attributable to Parkway Property noncontrolling interests	16,782	—	31,027	—
Less: Net (loss) income attributable to Operating Partnership noncontrolling interests	(14,926)	(450)	(20,275)	3,023
Net Loss Attributable to Medalist Common Shareholders	$(1,754,458)	$(872,015)	$(3,758,629)	$(3,832,502)

Loss per share from operations - basic and diluted	$(0.10)	$(0.05)	$(0.22)	$(0.32)

Weighted-average number of shares - basic and diluted	17,439,947	16,052,617	16,972,322	12,106,377

Dividends paid per common share	$0.02	$0.02	$0.06	$0.02

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Equity

For the nine months ended September 30, 2022 and 2021

(Unaudited)

	For the nine months ended September 30, 2022
	Common Stock						Noncontrolling Interests
			Additional	Offering	Accumulated	Shareholders’	Hanover Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2022	16,052,617	$160,526	$49,645,426	$(3,350,946)	$(24,981,346)	$21,473,660	$146,603	$500,209	$877,917	$22,998,389

Common stock issuances	1,445,400	$14,454	$1,524,433	$—	$—	$1,538,887	$—	$—	$—	$1,538,887
Common stock repurchases	(268,070)	(2,681)	(283,862)	—	—	(286,543)	—	—	—	(286,543)
Share based compensation	210,000	2,100	231,000	—	—	233,100	—	—	—	233,100
Net (loss) income	—	—	—	—	(3,758,629)	(3,758,629)	15,421	31,027	(20,275)	(3,732,456)
Dividends and distributions	—	—	—	—	(1,014,048)	(1,014,048)	(41,200)	(48,600)	(12,812)	(1,116,660)

Balance, September 30, 2022	17,439,947	$174,399	$51,116,997	$(3,350,946)	$(29,754,023)	$18,186,427	$120,824	$482,636	$844,830	$19,634,717

	For the nine months ended September 30, 2021
	Common Stock						Noncontrolling Interests
			Additional	Offering	Accumulated	Shareholders’	Hampton Inn	Hanover Square	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2021	4,803,445	$48,034	$33,105,097	$(2,992,357)	$(19,298,987)	$10,861,787	$(224,383)	$189,784	$882,555	$11,709,743

Common stock issuances	8,000,000	$80,000	$11,080,000	$—	$—	$11,160,000	$—	$—	$—	$11,160,000
Share based compensation	67,256	673	149,308	—	—	149,981	—	—	—	149,981
Convertible debenture beneficial conversion feature	—	—	284,052	—	—	284,052	—	—	—	284,052
Conversion of convertible debentures	3,181,916	31,819	5,026,969	—	—	5,058,788	—	—	—	5,058,788
Offering costs	—	—	—	(333,080)	—	(333,080)	—	—	—	(333,080)
Net (loss) income	—	—	—	—	(3,832,502)	(3,832,502)	19,845	(14,398)	3,023	(3,824,032)
Dividends and distributions	—	—	—	—	(321,052)	(321,052)	(358,576)	(28,000)	(4,271)	(711,899)

Balance, September 30, 2021	16,052,617	$160,526	$49,645,426	$(3,325,437)	$(23,452,541)	$23,027,974	$(563,114)	$147,386	$881,307	$23,493,553

	For the three months ended September 30, 2022
	Common Stock						Noncontrolling Interests
			Additional	Offering	Accumulated	Shareholders’	Hanover Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, July 1, 2022	17,439,947	$174,399	$51,116,997	$(3,350,946)	$(27,650,766)	$20,289,684	$137,156	$474,854	$864,027	$21,765,721

Net (loss) income	—	—	—	—	(1,754,458)	(1,754,458)	8,468	16,782	(14,926)	(1,744,134)
Dividends and distributions	—	—	—	—	(348,799)	(348,799)	(24,800)	(9,000)	(4,271)	(386,870)

Balance, September 30, 2022	17,439,947	$174,399	$51,116,997	$(3,350,946)	$(29,754,023)	$18,186,427	$120,824	$482,636	$844,830	$19,634,717

	For the three months ended September 30, 2021
	Common Stock						Noncontrolling Interests
			Additional	Offering	Accumulated	Shareholders’	Hampton Inn	Hanover Square	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, July 1, 2021	16,052,617	$160,526	$49,645,426	$(3,298,752)	$(22,259,474)	$24,247,726	$(206,128)	$167,977	$886,028	$25,095,603

Offering costs	—	$—	$—	$(26,685)	$—	(26,685)	—	—	—	(26,685)
Net (loss) income	—	—	—	—	(872,015)	$(872,015)	$1,590	$(4,591)	$(450)	$(875,466)
Dividends and distributions	—	—	—	—	(321,052)	(321,052)	(358,576)	(16,000)	(4,271)	(699,899)

Balance, September 30, 2021	16,052,617	$160,526	$49,645,426	$(3,325,437)	$(23,452,541)	$23,027,974	$(563,114)	$147,386	$881,307	$23,493,553

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(3,732,456)	$(3,824,032)

Adjustments to reconcile consolidated net loss to net cash flows from operating activities
Depreciation	2,471,365	1,665,203
Amortization	1,037,800	696,011
Loan cost amortization	80,607	80,711
Mandatorily redeemable preferred stock issuance cost and discount amortization	165,338	151,616
Convertible debenture issuance cost, discount and beneficial conversion feature amortization	—	1,718,487
Above (below) market lease amortization, net	(146,068)	(2,350)
Bad debt expense	12,946	26,014
Note payable forgiveness	—	(176,300)
Share-based compensation	233,100	149,981
Impairment of assets held for sale	175,671	—
Loss on impairment	36,670	—
Loss on extinguishment of debt	389,207	—
Loss (gain) on sale of investment property	389,471	(124,641)

Changes in assets and liabilities
Rent and other receivables, net	211,376	53,240
Unbilled rent	(112,767)	(164,977)
Other assets	(147,130)	(91,849)
Accounts payable and accrued liabilities	608,351	485,387
Net cash flows from operating activities	1,673,481	642,501

CASH FLOWS FROM INVESTING ACTIVITIES

Investment property acquisitions	(10,279,714)	(13,152,547)
Capital expenditures	(651,653)	(283,018)
Cash received from disposal of investment properties	2,011,462	2,144,529
Net cash flows from investing activities	(8,919,905)	(11,291,036)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(1,116,660)	(711,899)
Cash paid for lender fees associated with Clemson Best Western sale	(84,900)	—
Repayment of line of credit, short term	—	(325,000)
Proceeds from mortgages payable, net	18,477,304	6,421,870
Repayment of mortgages payable	(11,692,557)	(437,662)
Proceeds from sale of convertible debentures, net of capitalized offering costs	—	1,305,000
Proceeds from sales of common stock, net of capitalized offering costs	1,538,887	10,826,920
Repurchases of common stock, including costs and fees	(286,543)	—
Net cash flows from financing activities	6,835,531	17,079,229

(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(410,893)	6,430,694
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	7,383,977	5,096,928
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$6,973,084	$11,527,622

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	4,863,963	8,526,063
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in condensed consolidated balance sheets	2,109,121	3,001,559
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statements of cash flows	$6,973,084	$11,527,622

Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid	$2,508,654	$2,658,218

Non-cash transactions:
Release of restricted cash related to sale of Clemson Best Western Property	$1,455,777	$—
Capital expenditures accrued as of September 30, 2022	269,246	—
Conversion of convertible debentures and accrued interest to common stock	—	5,058,788
Transfer of investment properties, net to assets held for sale, net	—	9,683,555
Transfer of mortgages payable, net to mortgages payable associated with assets held for sale, net	—	7,592,931
Assumption of mortgage debt, net	—	4,481,600
Transfer of other assets to investment properties, net		384,882
Forgiveness of note payable	—	176,300

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.      Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of September 30, 2022, the REIT, through the Operating Partnership, owned and operated eight properties, the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), the Shops at Hanover Square North, a 73,440 square foot retail property located in Mechanicsville, Virginia (the “Hanover Square Property”), the Ashley Plaza Shopping Center, a 164,012 square foot retail property located in Goldsboro, North Carolina (the “Ashley Plaza Property”), a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina (the “Brookfield Center Property”), the Lancer Center, a 181,590 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), the Greenbrier Business Center, an 89,280 square foot mixed-use industrial/office property located in Chesapeake, Virginia (the “Greenbrier Business Center Property "), the Parkway Property, a 64,109 square foot mixed-use industrial office property located in Virginia Beach, Virginia (the "Parkway Property") and the Salisbury Marketplace Shopping Center, a 79,732 square foot retail property located in Salisbury, North Carolina (the “Salisbury Marketplace Property”). The Company owns 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owns the remaining 16 percent interest and 82 percent of the Parkway Property as a tenant in common with a noncontrolling owner which owns the remaining 18 percent interest.

Medalist Diversified REIT, Inc.
Limited Partners (1.21%)
Medalist Diversified Holdings, LP
MDR Franklin Square, LLC
Owns 100% of the Franklin Square Property
MDR Ashley Plaza, LLC
Owns 100% of the Ashley Plaza Property
MDR Brookfield, LLC
Owns 100% of the Brookfield Center Property
MDR Lancer, LLC
Owns 100% of the Lancer Center Property
MDR Greenbrier, LLC
Owns 100% of the Greenbrier Property
MDR Salisbury, LLC
Owns 100% of the Salisbury Marketplace Property
Franklin Square Property
Ashley Plaza Property
Brookfield Center Property
Lancer Center Property
Greenbrier Property
Salisbury Marketplace Property
MDR Hanover Square, LLC
Owns an 84% TIC interest in the Hanover Square Property
MDR Parkway, LLC
Owns an 82% TIC interest in the Parkway Property
Noncontrolling owner
Owns a 16% TIC interest in the Hanover Square Property
Noncontrolling owner
Owns an 18% TIC interest in the Parkway Property
Hanover Square Property
Parkway Property

The use of the word “Company” refers to the REIT and its condensed consolidated subsidiaries, except where the context otherwise requires. The Company includes the REIT, the Operating Partnership, wholly owned limited liability corporations which own or operate the properties, for the periods prior to September 30, 2022, the taxable REIT subsidiary which formerly operated the Clemson Best Western Property, and, for periods prior to December 31, 2021, the taxable REIT subsidiary which formerly operated the Hampton Inn Property.  As a REIT, certain tax laws limit the amount of “non-qualifying” income that Company can earn, including income derived directly from the operation of hotels.  As a result, the Company leased its condensed consolidated hotel properties to taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The TRS subsidiaries were subject to income tax and were not limited as to the amount of nonqualifying income they could generate, but the Company’s TRS subsidiaries were limited in terms of their value as a percentage of the total value of the Company’s assets. The Company’s TRS subsidiaries entered into agreements with a third party to manage the operations of the hotel.  The Company prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). References to the condensed consolidated financial statements and references to individual financial statements included herein, reference the condensed consolidated financial statements or the respective individual financial statement. All material balances and transactions between the condensed consolidated entities of the Company have been eliminated.

The Company was formed to acquire, reposition, renovate, lease and manage income-producing properties, with a primary focus on (i) commercial properties, including flex-industrial, limited-service hotels, and retail properties, and (ii) multi-family residential properties in secondary and tertiary markets in the southeastern part of the United States, with an expected concentration in Virginia, North Carolina, South Carolina, Georgia, Florida and Alabama. The Company may also pursue, in an opportunistic manner, other real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, indirect investments in real property, such as those that may be obtained in a joint venture. While these types of investments are not intended to be a primary focus, the Company may make such investments in the discretion of Medalist Fund Manager, Inc. (the “Manager”), its Manager.

The Company is externally managed by the Manager. The Manager makes all investment decisions for the Company. The Manager and its affiliated companies specialize in acquiring, developing, owning and managing value-added commercial real estate in the Mid-Atlantic and Southeast regions. The Manager oversees the Company’s overall business and affairs and has broad discretion to make operating decisions on behalf of the Company and to make investment decisions. The Company’s stockholders are not involved in its day-to-day affairs.

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

The Company records depreciation on buildings and improvements utilizing the straight-line method over the estimated useful life of the asset, generally 5 to 42 years. The Company reviews depreciable lives of investment properties periodically and makes adjustments to reflect a shorter economic life, when necessary. Capitalized leasing commissions and tenant improvements incurred and paid by the Company subsequent to the acquisition of the investment property are amortized utilizing the straight-line method over the term of the related lease. Amounts allocated to buildings are depreciated over the estimated remaining life of the acquired building or related improvements.

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

Other than the tenant-specific losses on impairment described below, the Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the three and nine months ended September 30, 2022 and 2021, that would result in the projected value being below the carrying value of the Company’s properties.  During the nine months ended September 30, 2022, two tenants defaulted on their leases and abandoned their premises. The Company determined that the carrying value of certain intangible assets and liabilities associated with these leases that were recorded as part of the purchase of the these properties should be written off.  As a result, the Company recorded a loss on impairment of $36,670 for the nine months ended September 30, 2022.  No such tenant-related loss on impairment was recorded during the three months ended September 30, 2022, or during the three and nine months ended September 30, 2021.

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

During February 2021, the Company committed to a plan for the sale of an asset group associated with the Clemson Best Western Hotel Property that included the land, site improvements, building, building improvements and furniture, fixtures and equipment.  As of March 31, 2021, the Company recorded this asset group, and the associated mortgage payable, as held for sale.  As of March 31, 2021, the date the Company originally recorded this asset group as held for sale, the Company determined that the fair value of the Clemson Best Western Property exceeded the carrying value of its asset group, and the Company did not record impairment of assets held for sale associated with this asset group.

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

As of March 31, 2022, the Company determined that the carrying value of the asset group associated with the Clemson Best Western Hotel Property exceeded its fair value, less estimated costs to sell, and recorded impairment of assets held for sale of $175,671 on its condensed consolidated statement of operations for the nine months ended September 30, 2022.  No such impairment of assets held for sale was recorded during the three and nine months ended September 30, 2021.

On September 29, 2022, the Company closed on the sale of the Clemson Best Western Hotel Property to an unaffiliated purchaser.  See Note 3 for additional details.

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

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually. During the nine months ended September 30, 2022, two tenants defaulted on their leases and abandoned their premises. The Company determined that the book value of the intangible assets and liabilities, net, associated with these leases of $36,670 that were recorded as part of the purchase of these properties should be written off. This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2022.  No such loss on impairment was recorded for the three months ended September 30, 2022 or for the three and nine months ended September 30, 2021.

Details of the deferred costs, net of amortization, arising from the Company’s purchases of its retail center properties and flex center properties are as follows:

	September 30,
	2022
	(unaudited)	December 31, 2021
Intangible Assets
Leasing commissions	$1,196,385	$1,153,736
Legal and marketing costs	187,197	163,019
Above market leases	239,375	360,509
Net leasehold asset	2,443,038	2,523,128
	$4,065,995	$4,200,392

Intangible Liabilities
Below market leases	$(2,344,281)	$(1,880,612)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the nine months ended September 30, 2022 and 2021, respectively, were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amortization of above market leases	$(33,862)	$(67,206)	$(159,388)	$(180,803)
Amortization of below market leases	115,679	73,174	305,456	183,153
	$81,817	$5,968	$146,068	$2,350

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the three and nine months ended September 30, 2022 and 2021, respectively, were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Leasing commissions	$(62,882)	$(54,798)	$(185,331)	$(146,473)
Legal and marketing costs	(18,533)	(9,738)	(48,000)	(23,620)
Net leasehold asset	(242,877)	(211,399)	(804,469)	(525,918)
	$(324,292)	$(275,935)	$(1,037,800)	$(696,011)

As of September 30, 2022 and December 31, 2021, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $2,148,833 and $2,779,370, respectively. During the three and nine months ended September 30, 2022, the Company wrote off $166,029 and $1,663,228, respectively, in accumulated amortization related to fully amortized intangible assets and $0 and $5,108, respectively, in accumulated amortization related to the write off of assets related to the tenant defaults, discussed above.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the
	remaining three
	months ending
	December 31,
	2022	2023	2024	2025	2026	2027-2041	Total
Intangible Assets
Leasing commissions	$60,963	$219,221	$173,352	$145,550	$107,312	$489,987	$1,196,385
Legal and marketing costs	17,759	61,506	39,837	24,004	13,160	30,931	187,197
Above market leases	29,515	97,960	45,608	21,526	15,629	29,137	239,375
Net leasehold asset	209,049	623,930	400,511	295,851	199,466	714,231	2,443,038
	$317,286	$1,002,617	$659,308	$486,931	$335,567	$1,264,286	$4,065,995

Intangible Liabilities
Below market leases, net	$(110,169)	$(368,802)	$(285,892)	$(213,348)	$(178,776)	$(1,187,294)	$(2,344,281)

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three and nine months ended September 30, 2022 and 2021, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250,000. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. As of September 30, 2022, the Company held three cash accounts with an aggregate balance that exceeded the FDIC limit by $3,306,551. As of December 31, 2021, the Company held five cash accounts with an aggregate balance that exceeded the FDIC limit by $2,377,633.

Restricted cash represents (i) amounts held by the Company for tenant security deposits, (ii) escrow deposits held by lenders for real estate tax, insurance, and operating reserves, (iii) an escrow for the first year of dividends on the Company’s mandatorily redeemable preferred stock, and (iv) capital reserves held by lenders for investment property capital improvements.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of September 30, 2022 and December 31, 2021, the Company reported $266,837 and $222,265, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and other operating reserves. As of September 30, 2022 and December 31, 2021, the Company reported $897,434 and $1,523,837, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions furniture, fixtures and equipment, and tenant improvements. As of September 30, 2022 and December 31, 2021, the Company reported $944,850 and $1,267,470, respectively, in capital property reserves.

	September 30, 2022	December 31,
	(unaudited)	2021
Property and Purpose of Reserve
Clemson Best Western Property - improvements	$—	$50,012
Clemson Best Western Property - furniture, fixtures and equipment	—	275,109
Franklin Square Property - leasing costs	815,561	700,000
Brookfield Center Property - maintenance reserve	129,289	92,349
Greenbrier Business Center - capital reserve	—	150,000
Total	$944,850	$1,267,470

Share Retirement

ASC 505-30-30-8 provides guidance on accounting for share retirement and establishes two alternative methods for accounting for the repurchase price paid in excess of par value.  The Company has elected the method by which the excess between par value and the repurchase price, including costs and fees, is recorded to additional paid in capital on the Company’s condensed consolidated balance sheets.  During the nine months ended September 30, 2022, the Company repurchased 268,070 shares of its common stock at a total cost of $278,277 at an average price of $1.038 per common share.  The Company incurred fees of $8,266 associated with these transactions.  Of the total repurchase price, $2,681 was recorded to common stock and the difference, $283,862, was recorded to additional paid in capital on the Company’s condensed consolidated balance sheet.  No such amounts were recorded during the three months ended September 30, 2022 or during the three and nine months ended September 30, 2021.

Revenue Recognition

Retail and Flex Center Property Revenues

The Company recognizes minimum rents from its retail center properties and flex center properties on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the condensed consolidated balance sheets. As of September 30, 2022 and December 31, 2021, the Company reported $985,089 and $872,322, respectively, in unbilled rent.

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

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final. Since these differences are determined annually under the leases and accrued as of December 31 in the year earned, no such revenues were recognized during the three and nine months ended September 30, 2022 and 2021.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the three and nine months ended September 30, 2022 and 2021, respectively, no such termination fees were recognized.

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

Hotel Property Operating Expenses

All personnel of the Clemson Best Western Property (and in prior year periods, the Hampton Inn Property) are directly or indirectly employees of Marshall Hotels and Resorts, Inc. (“Marshall”), the Company’s hotel management firm. In addition to fees and services discussed above, the Hampton Inn Property and Clemson Best Western Property reimburse Marshall for all employee related service costs, including payroll salaries and wages, payroll taxes and other employee benefits paid by Marshall on behalf of the respective property. For the Clemson Best Western Property, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the three and nine months ended September 30, 2022 were $198,024 and $469,839, respectively, and for the three and nine months ended September 30, 2021 were $119,345 and $339,863, respectively. For the Hampton Inn Property, which the Company sold on August 31, 2021, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for three and nine months ended September 30, 2022 were $0 and $0, respectively, and for the three and nine months ended September 30, 2021 were $250,724 and $622,844, respectively.

Rent and other receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of September 30, 2022 and December 31, 2021, the Company’s allowance for uncollectible rent totaled $18,219 and $13,010, respectively, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables.  Management determined that no additional general reserve is considered necessary as of September 30, 2022 and December 31, 2021, respectively.

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

During the three and nine months ended September 30, 2022, the Company's Clemson Best Western TRS entity generated a taxable loss, so no income tax expense was recorded.  During the three and nine months ended September 30, 2021, the Company's Clemson Best Western TRS entity generated taxable income.  The Company believed that the net operating loss carry forward from prior years would offset the taxable income for the three and nine months ended September 30, 2021, so no income tax expense was recorded.  However, due to changes in tax laws, loss carryforwards were limited and could only offset a portion of taxable income.  Accordingly, the Company is obligated to pay $9,877 in income taxes for the year ended December 31, 2021.  During the three and nine months ended September 30, 2021, the Company’s Hampton Inn TRS entity generated a tax loss, so no income tax expense was recorded. During the three and nine months ended September 30, 2022, the Company no longer owned the Hampton Inn Property.

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

Noncontrolling Interests

The ownership interests not held by the REIT are considered noncontrolling interests. There are four elements of noncontrolling interests in the capital structure of the Company. These noncontrolling interests have been reported in equity on the condensed consolidated balance sheets but separate from the Company’s equity. On the condensed consolidated statements of operations, the subsidiaries are reported at the condensed consolidated amount, including both the amount attributable to the Company and noncontrolling interests. The Company’s condensed consolidated statements of changes in stockholders’ equity includes beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

The first noncontrolling interest is in the Hampton Inn Property, which the Company and the noncontrolling owner sold on August 31, 2021.  Prior to its sale, the Hampton Inn Property’s net income (loss) was allocated to the noncontrolling ownership interest based on its percent ownership.  During the three and nine months ended September 30, 2021, 22 percent of the Hampton Inn’s net income of $7,224 and $90,202, respectively, or $1,590 and $19,845, respectively was allocated to the noncontrolling partnership interest.

No such allocation was necessary during the three and nine months ended September 30, 2022 due to the sale of the property on August 31, 2021.

The second noncontrolling interest is in the Hanover Square Property in which the Company owns an 84 percent tenancy in common interest through its subsidiary and an outside party owns a 16 percent tenancy in common interest. The Hanover Square Property’s net income (loss) is allocated to the noncontrolling ownership interest based on its 16 percent ownership. During the three and nine months ended September 30, 2022, 16 percent of the Hanover Square Property’s net income of $52,923 and $96,382, respectively, or $8,468 and $15,421, respectively was allocated to the noncontrolling ownership interest. During the three and nine months ended September 30, 2021, 16 percent of the Hanover Square Property’s net loss of $28,698 and $89,996, respectively, or $4,591 and $14,398, respectively, was allocated to the noncontrolling ownership interest.

The third noncontrolling interest is in the Parkway Property in which the Company owns an 82 percent tenancy in common interest through its subsidiary and an outside party owns an 18 percent tenancy in common interest. The Parkway Property's net income is allocated to the noncontrolling ownership interest based on its 18 percent ownership. During the three and nine months ended September 30, 2022, 18 percent of the Parkway Property's net income of $93,231 and $172,368, respectively, or $16,782 and $31,027, respectively was allocated to the noncontrolling ownership interest. Since the Company did not own the Parkway Property during the three and nine months ended September 30, 2021, no such noncontrolling interest allocation was made during the three and nine months ended September 30, 2021.

The fourth noncontrolling ownership interest are the units in the Operating Partnership that are not held by the REIT. In 2017, 125,000 Operating Partnership units were issued to members of the selling LLC which owned the Hampton Inn Property who elected to participate in a 721 exchange, which allows the exchange of interests in real property for shares in a real estate investment trust. These members of the selling LLC invested $1,175,000 in the Operating Partnership in exchange for 125,000 Operating Partnership units. Additionally, as discussed above, effective on January 1, 2020, 93,850 Operating Partnership units were issued in exchange for approximately 3.45 percent of the noncontrolling owner’s tenant in common interest in the Hampton Inn Property. On August 31, 2020, a unitholder converted 5,319 Operating Partnership units into shares of Common Stock. As of September 30, 2022, there were 213,531 Operating Partnership units outstanding.

The Operating Partnership units not held by the REIT represent 1.21 percent and 1.31 percent of the outstanding Operating Partnership units as of September 30, 2022 and December 31, 2021, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships units are issued or as units are exchanged for the Company’s $0.01 par value per share Common Stock. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net loss is allocated to the noncontrolling unit holders based on their ownership interest.

During the three and nine months ended September 30, 2022, a weighted average of 1.21 and 1.21 percent of the Operating Partnership’s net loss of $1,233,543 and $1,671,091, respectively, or $14,926 and $20,275, respectively was allocated to the noncontrolling unit holders.  During the three and nine months ended September 30, 2021, a weighted average of 1.31 and 2.05 percent, respectively, of the Operating Partnership’s net (loss) income of ($34,331) and $147,189, respectively, or ($450) and $3,023, respectively, was allocated to the noncontrolling unit holders.

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

As a “lessor”, the Company has active lease agreements with over 100 tenants across its portfolio of investment properties. On a prospective and retrospective basis, the accounting for those leases under ASU 2016-02 (ASC No. 842) is substantially unchanged from the previous guidance in ASC No. 840. However, upon the adoption of ASC No. 842, the Company has elected the practical expedient permitting lessors to elect by class of underlying asset to not separate non-lease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC No. 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. The Company assessed the criteria above with respect to our operating leases and determined that they qualify for the non-separation practical expedient. As a result, the Company has accounted for and presented the revenues from these leases, including tenant reimbursements, as a single line item on its condensed consolidated statements of operations for the three and nine months ended September 30, 2022. Prior to the adoption of ASC No. 842, the Company separated lease related revenue from its retail center and flex center properties into two components. Fixed rental payments under its leases (recognized on a straight-line basis over the term of the underlying lease) were recorded as retail center property revenues and flex center property revenues. Variable payments made under the leases made by tenants for real estate taxes, insurance and common area maintenance (“CAM”) expenses were recorded as retail center and flex center tenant reimbursements. For comparability, the Company has adjusted its comparative condensed consolidated statement of operations for the three and nine months ended September 30, 2021, to conform to the 2022 financial statement presentation. The prior period operating lease income presented in retail center property revenues include $217,828 and $607,646 previously classified as retail center property tenant reimbursements for the three and nine months ended September 30, 2021, respectively, and $56,310 and $143,320 previously classified as flex center property tenant reimbursements for the three and nine months ended September 30, 2021, respectively. These reclassifications had no effect on total revenues, net income, total assets, total liabilities or equity.

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

3.      Investment Properties

Investment properties consist of the following:

	September 30, 2022	December 31,
	(unaudited)	2021
Land	$16,526,436	$14,142,555
Site improvements	4,719,926	4,431,338
Buildings and improvements (1)	64,609,952	57,322,242
Investment properties at cost (2)	85,856,314	75,896,135
Less accumulated depreciation	8,529,883	6,488,220
Investment properties, net	$77,326,431	$69,407,915
(1)	Includes tenant improvements (both those acquired at the acquisition and those constructed after the acquisition), capitalized leasing commissions and other capital costs incurred post-acquisition.
(2)	Excludes intangible assets and liabilities (see Note 2, above, for a discussion of the Company's accounting treatment of intangible assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $907,221 and $2,471,365 for the three and nine months ended September 30, 2022 and $661,669 and $1,665,203 for the three and nine months ended September 30, 2021, respectively.

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

The Company generally records depreciation of capitalized tenant improvements on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	September 30,
	2022	December 31,
	(unaudited)	2021
Capitalized tenant improvements – acquisition cost allocation, net	$3,359,767	$1,840,612
Capitalized tenant improvements incurred subsequent to acquisition, net	349,317	257,340

During the three and nine months ended September 30, 2022, the Company recorded $97,858 and $159,941, respectively, in capitalized tenant improvements. During the three and nine months ended September 30, 2021, the Company recorded $87,229 and $132,379, respectively, in capitalized tenant improvements.

Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $23,968 and $67,964 for the three and nine months ended September 30, 2022, respectively and $18,587 and $45,446 for the three and nine months ended September 30, 2021, respectively.

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $185,144 and $441,594 for the three and nine months ended September 30, 2022, respectively and $103,229 and $247,189 for the three and nine months ended September 30, 2021, respectively.

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

The Company generally records depreciation of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	September 30, 2022	December 31,
	(unaudited)	2021
Capitalized leasing commissions, net	$508,906	$356,327

During the three and nine months ended September 30, 2022, the Company recorded $24,195 and $223,958, respectively in capitalized leasing commissions. During the three and nine months ended September 30, 2021, the Company recorded $33,537 and $45,422, respectively in capitalized leasing commissions. Depreciation of capitalized leasing commissions was $26,942 and $71,379 for the three and nine months ended September 30, 2022, respectively. Depreciation on capitalized leasing commissions was $17,012 and $47,340 for the three and nine months ended September 30, 2021, respectively.

Assets held for sale

The Company records properties as assets held for sale, and any associated mortgages payable, net, as mortgages payable, net, associated with assets held for sale, on the Company's condensed consolidated balance sheets when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.  As of September 30, 2022 and December 31, 2021, assets held for sale and liabilities associated with assets held for sale consisted of the following:

	September 30, 2022	December 31,
	(unaudited)	2021
Investment properties, net	$—	$9,846,208
Total assets held for sale	$—	$9,846,208

	September 30, 2022	December 31,
	(unaudited)	2021
Mortgages payable, net	$—	$7,615,368
Total liabilities associated with assets held for sale	$—	$7,615,368

During February 2021, the Company committed to a plan to sell an asset group associated with the Clemson Best Western Hotel Property that includes the land, site improvements, building, building improvements and furniture, fixtures and equipment.  As a result, as of March 31, 2021, the Company reclassified these assets, and the related mortgage payable, net, for the Clemson Best Western Property as assets held for sale and liabilities associated with assets held for sale, respectively.  The Company continued to classify the Clemson Best Western Hotel Property asset group and the related mortgage payable, net, as assets held for sale and liabilities associated with assets held for sale, respectively, until the Company closed on the sale of the Clemson Best Western Hotel Property on September 29, 2022.

Sale of investment properties

On September 29, 2022, the Company sold the Clemson Best Western Hotel Property to an unrelated third party for a sale price of $10.015 million, resulting in a loss on sale of investment properties of $389,471 reported on the Company's condensed consolidated statement of operations for the three and nine months ended September 30, 2022.  On August 31, 2021, the Company sold the Hampton Inn Property to an unrelated third party for a sale price of $12.9 million, resulting in a gain on sale of investment properties of $124,641 reported on the Company's condensed consolidated statement of operations for the three and nine months ended September 30, 2021.

The Company reports properties that have been either previously disposed or that are currently held for sale in continuing operations in the Company's condensed consolidated statements of operations if the disposition, or anticipated disposition, of the assets does not represent a shift in the Company's investment strategy. The Company's sale of the Clemson Best Western Hotel Property and the Hampton Inn Property do not constitute a change in the Company's investment strategy, which continues to include limited service hotels as a targeted asset class.

Operating results of the Clemson Best Western Hotel Property and the Hampton Inn Property, which are included in continuing operations, are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Hotel property room revenues	$376,560	$1,262,406	$1,494,836	$3,970,548
Hotel property other revenues	2,749	17,932	12,813	38,493
Total Revenue	379,309	1,280,338	1,507,649	4,009,041
Hotel property operating expenses	589,311	960,994	1,302,114	2,733,578
Depreciation and amortization	—	—	—	—
Total Operating Expenses	589,311	960,994	1,302,114	2,733,578
(Loss) gain on disposal of investment properties	(389,471)	124,641	(389,471)	124,641
Operating (Loss) Income	(599,473)	443,985	(183,936)	1,400,104
Interest expense	147,589	260,043	426,757	924,339
Net (Loss) Income from Operations	(747,062)	183,942	(610,693)	475,765
Other expense	(172)	(201)	(48)	(190)
Net (Loss) Income	(747,234)	183,741	(610,741)	475,575
Net income attributable to Hampton Inn Property noncontrolling interests	—	1,590	—	19,845
Net (loss) income attributable to Operating Partnership noncontrolling interests	(11,697)	2,387	(12,040)	12,329
Net Loss (Income) Attributable to Medalist Common Shareholders	$(735,537)	$179,764	$(598,701)	$443,401

2022 Property Acquisitions

On June 13, 2022, the Company completed its acquisition of the Salisbury Marketplace Property, a 79,732 square foot retail property located in Salisbury, North Carolina, through a wholly owned subsidiary.  The Salisbury Marketplace Property, built in 1986, was 91.2% leased as of September 30, 2022, and is anchored by Food Lion, Citi Trends and Family Dollar.  The purchase price for the Salisbury Marketplace Property was $10,025,000 paid through a combination of cash provided by the Company and the incurrence of new mortgage debt.  The Company’s total investment was $10,279,714.  The Company incurred $254,714 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

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

2021 Property Acquisitions

The Lancer Center Property

On May 14, 2021, the Company completed its acquisition of the Lancer Center Property, a 178,626 square foot retail property located in Lancaster, South Carolina, through a wholly owned subsidiary. The Lancer Center Property, built in 1987, was 100 percent leased as of September 30, 2022 and is anchored by KJ’s Market, Big Lots, Badcock Furniture, and Harbor Freight. The purchase price for the Lancer Center Property was $10,100,000, less a $200,000 credit to the Company for major repairs, paid through a combination of cash provided by the Company and the incurrence of new mortgage debt. The Company’s total investment, including $143,130 of loan issuance costs, was $10,205,385. The Company incurred $305,385 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

The Greenbrier Business Center Property

On August 27, 2021, the Company completed its acquisition of the Greenbrier Business Center Property, an 89,290 square foot mixed-use industrial/office property, through a wholly owned subsidiary. The Greenbrier Business Center Property was previously owned by Medalist Fund II-B, LLC, a Virginia limited liability company, which is also managed by the Manager. The Greenbrier Business Center Property, built in 1987, was 85 percent leased as of September 30, 2022. Major tenants include Bridge Church, Superior Staffing, Consolidated Electrical Distributors and Mid-Atlantic Office Technologies. The purchase price for the Greenbrier Business Center Property was $7,250,000, paid through a combination of cash provided by the Company and the assumption of mortgage debt. The Company's total investment, including $13,400 of loan issuance costs, was $7,578,762. The Company incurred $178,763 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

	Lancer	Greenbrier
	Center	Business Center
	Property	Property	Total
Fair value of assets acquired:
Investment property (a)	$9,902,876	$6,896,803	$16,799,679
Lease intangibles and other assets (b)	1,023,753	583,940	1,607,693
Restricted cash acquired (c)	—	150,000	150,000
Above market leases (b)	157,438	48,186	205,624
Below market leases (b)	(878,682)	(100,167)	(978,849)
Fair value of net assets acquired (d)	$10,205,385	$7,578,762	$17,784,147

Purchase consideration:
Consideration paid with cash (e)	$3,783,515	$3,097,162	$6,880,677
Consideration paid with new mortgage debt, net (f)	6,421,870	—	6,421,870
Consideration paid with assumed mortgage debt, net (g)	—	4,481,600	4,481,600
Total consideration (h)	$10,205,385	$7,578,762	$17,784,147
a.	Represents the fair value of the investment property acquired which includes land, buildings, site improvements, tenant improvements and furniture, fixtures and equipment. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing and acquisition costs were allocated and added to the fair value of the tangible assets acquired.

b.	Represents the fair value of lease intangibles and other assets. Lease intangibles include leasing commissions, leases in place, above market leases, below market leases and legal and marketing costs associated with replacing existing leases.
c.	Represents an operating reserve funded by the Company at closing.
d.	Represents the total fair value of assets and liabilities acquired at closing.
e.	Represents cash paid at closing and cash paid for acquisition (including intangible assets), and closing costs paid at closing or directly by the Company outside of closing.
f.	Issuance of new mortgage debt to fund the purchase of the Lancer Center Property, net of capitalized loan issuance costs. See Note 5, below.
g.	Assumption of mortgage debt related to the purchase of the Greenbrier Business Center Property. See Note 5, below.
h.	Represents the consideration paid for the fair value of the assets and liabilities acquired.

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

For all periods the mandatorily redeemable preferred stock has been outstanding, the Company has paid a cash dividend on the stock equal to 8 percent per annum, paid quarterly, as follows:

		Amount
Payment Date	Record Date	per share	For the period
April 27, 2020	April 24, 2020	$0.37	February 19, 2020 - April 27, 2020
July 24, 2020	July 22, 2020	0.50	April 28, 2020 - July 24, 2020
October 26, 2020	October 23, 2020	0.50	July 25, 2020 - October 26, 2020
February 1, 2021	January 29, 2021	0.50	October 27, 2020 - February 1, 2021
April 30, 2021	April 26, 2021	0.50	February 2, 2021 – April 30, 2021
July 26, 2021	July 12, 2021	0.50	May 1, 2021 - July 26, 2021
October 27, 2021	October 25, 2021	0.50	July 27, 2021 – October 26, 2021
January 20, 2022	January 13, 2022	0.50	October 27, 2021 – January 19, 2022
April 21, 2022	April 18, 2022	0.50	January 20, 2022 - April 20, 2022
July 21, 2022	July 18, 2022	0.50	April 21, 2022 - July 20, 2022
October 20, 2022	October 17, 2022	0.50	July 21, 2022 - October 19, 2022

As of September 30, 2022 and December 31, 2021, the Company recorded $70,004 and $70,004, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock. This amount is reported in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets.

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

Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $56,311 and $165,338 were included in interest expense for the three and nine months ended September 30, 2022, respectively, and $51,637 and $151,616 were included in interest expense for the three and nine months ended September 30, 2021, respectively, in the accompanying condensed consolidated statements of operations. Accumulated amortization of the discount and deferred financing costs was $532,096 and $366,758 as of September 30, 2022 and December 31, 2021, respectively.

5.      Loans Payable

Mortgages Payable

The Company’s mortgages payables, net consists of the following:

				September 30,
	Monthly	Interest		2022	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2021
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Hanover Square (b)	$56,882	4.25%	December 2027	9,943,087	10,134,667
Ashley Plaza (c)	$52,795	3.75%	September 2029	10,966,333	11,127,111
Brookfield Center (d)	$22,876	3.90%	November 2029	4,685,210	4,758,344
Parkway Center (e)	$19,720	Variable	October 2026	5,010,286	5,090,210
Wells Fargo Facility (f)	$103,438	4.50%	June 2027	18,450,515	—
Lancer Center (g)				—	6,488,034
Greenbrier Business Center (h)				—	4,495,000
Unamortized issuance costs, net				(752,580)	(825,544)
Total mortgages payable, net				$61,552,851	$54,517,822

(a)	The original mortgage loan for the Franklin Square Property in the amount of $14,275,000 matured on October 6, 2021. Effective on October 6, 2021, the Company entered into a forbearance agreement with the current lender extending the maturity date for thirty days with a right to extend the maturity date for an additional thirty days. On November 8, 2021, the Company closed on a new loan in the principal amount of $13,250,000 with a ten-year term and a maturity date of December 6, 2031. In addition to the funds from the new loan, the Company used $2,242,273 in cash on hand for loan issuance costs (totaling $283,721), to fund escrows and to repay the remaining balance of the original mortgage loan. The Company has guaranteed the payment and performance of the obligations of the new mortgage loan. The new mortgage loan bears interest at a fixed rate of 3.808 percent and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a 30 year amortization schedule. The Company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470. The new mortgage includes covenants for the Company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and for the Company to maintain liquid assets of no less than $1,000,000. As of September 30, 2022 and December 31, 2021, the Company believes that it is compliant with these covenants.
(b)	The mortgage loan for the Hanover Square Property bears interest at a fixed rate of 4.25 percent until January 1, 2023, when the interest rate will adjust to a new fixed rate which will be determined by adding 3.00 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25 percent. The fixed monthly payment of $56,882 which includes interest at the fixed rate, and principal, based on a 25 year amortization schedule. The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of September 30, 2022 and December 31, 2021, respectively, the Company believes that it is compliant with these covenants.
(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a 30 year amortization schedule.
(d)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a 30 year amortization schedule.
(e)	The mortgage loan for the Parkway Property bears interest at a variable rate based on LIBOR with a minimum rate of 2.25 percent. The interest rate payable is the ICE LIBOR rate plus 225 basis points. As of September 30, 2022 and December 31, 2021, the rate in effect for the Parkway Property mortgage was 4.814 percent and 2.3493 percent, respectively. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a 30 year amortization schedule.
(f)	On June 13, 2022, the Company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property (see notes (g) and (h), below). The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50 percent for a five year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a 25 year amortization schedule, is $103,438. The Company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a minimum debt yield of 9.5 percent on the Salisbury Marketplace, Lancer Center and Greenbrier Business Center properties, and the maintenance of liquid assets of not less than $1,500,000. As of September 30, 2022, the Company believes that it is compliant with these covenants.
(g)	On June 13, 2022, the Company refinanced the mortgage loan for the Lancer Center Property, using proceeds from the Wells Fargo Facility discussed above. The Company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for the three and nine months ended September 30, 2022, recorded a loss on extinguishment of debt of $0 and $113,282, respectively. The original mortgage loan for the Lancer Center Property bore interest at a fixed rate of 4.00 percent. The monthly payment was $34,667 which included interest at the fixed rate and principal, based on a twenty-five year amortization schedule.

(h)	On June 13, 2022, the Company refinanced the mortgage loan for the Greenbrier Business Center Property, using proceeds from the Wells Fargo Facility discussed above. The Company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for the three and nine months ended September 30, 2022, recorded a loss on extinguishment of debt of $0 and $56,393, respectively. The Company assumed the original mortgage loan for the Greenbrier Business Center Property from the seller. The original mortgage loan bore interest at a fixed rate of 4.00 percent and would have been interest only until August 1, 2022, at which time the monthly payment would have become $23,873, which would have included interest at the fixed rate, and principal, based on a twenty-five year amortization schedule.

Interest rate protection transaction

On October 28, 2021, the Company entered into an Interest Rate Protection Transaction to limit the Company’s exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property. Under this agreement, the Company’s interest rate exposure is capped at 5.25 percent if USD 1-Month ICE LIBOR exceeds 3 percent. USD 1-Month ICE LIBOR was 3.143 percent and 0.102 percent as of September 30, 2022 and December 31, 2021, respectively. In accordance with the guidance on derivatives and hedging, the Company records all derivatives on the balance sheet at fair value under other assets. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of September 30, 2022 and December 31, 2021, respectively, the fair value of the interest Rate Protection Transaction, based on level 1 inputs, was $283,461 and $37,350. The Company reports changes in the fair value of the derivative as a decrease (increase) in fair value-interest rate cap on its consolidated statements of operations.

Mortgages payable, net, associated with assets held for sale

The Company’s mortgages payables, net, associated with assets held for sale, consists of the following:

				Balance
				September 30,
	Monthly	Interest		2022	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2021
Clemson Best Western (a)	Interest only	Variable	October 2022	—	7,750,000
Unamortized issuance costs, net				—	(134,632)
Total mortgages payable, net, associated with assets held for sale				$—	$7,615,368
(a.)	As of March 31, 2021, the Company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale. The mortgage loan for the Clemson Best Western Property bore interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable was the USD LIBOR one-month rate plus 4.9 percent. As of September 30, 2022 and December 31, 2021, respectively, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent. On September 29, 2022, the Company sold the Clemson Best Western Property and repaid the Clemson Best Western Property mortgage payable. The Company accounted for the repayment of the mortgage payable under debt extinguishment accounting in accordance with ASC 470. During the three months ended September 30, 2022, the Company recorded a loss on extinguishment of debt of $219,532, consisting of $84,900 in fees paid to the lender and a write off of $134,632 of unamortized loan issuance costs.

During the three and nine months ended September 30, 2022, the Company incurred $227,164 in expenses related to its efforts to refinance the Clemson Best Western Property mortgage payable in anticipation of its October 6, 2022 maturity, had the Company not successfully closed on the sale of the Clemson Best Western Property on September 29, 2022.  These expenses for lender fees and other third-party costs are recorded as other expenses on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2022.  No such expenses were recorded during the three and nine months ended September 30, 2021.

Wells Fargo Line of Credit

On June 13, 2022, the Company, through its wholly owned subsidiaries, entered into a loan agreement with Wells Fargo Bank for a $1,500,000 line of credit (the “Wells Fargo Line of Credit”).  During the three and nine months ended September 30, 2022, the Company did not make any draws or repayments on the Wells Fargo Line of Credit.  As of September 30, 2022, the Wells Fargo Line of Credit had an outstanding balance of $0.  Outstanding balances on the Wells Fargo Line of Credit will bear interest at a floating rate of 2.25 percent above the daily secured overnight financing rate (“SOFR”).  The Wells Fargo Line of Credit has a one-year, renewable term, is unconditionally guaranteed by the Company, and any outstanding balances are secured by the Lancer Center Property, the Greenbrier Business Center Property and the Salisbury Marketplace Property.

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

Interest expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the three months ended September 30, 2022
	(unaudited)
		Amortization
	Mortgage	of discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square mortgage	$128,943	$7,093	$—	$136,036
Hanover Square mortgage	108,222	3,223	—	111,445
Hampton Inn mortgage	—	—	—	—
Ashley Plaza mortgage	105,438	4,357	—	109,795
Clemson Best Western mortgage	146,507	—	1,082	147,589
Brookfield Center mortgage	46,844	2,838	—	49,682
Parkway Center mortgage	56,023	2,757	—	58,780
Wells Fargo Mortgage Facility	212,895	6,722	—	219,617
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	56,311	100,000	156,311
Total interest expense	$804,872	$83,301	$101,082	$989,255

	For the three months ended September 30, 2021
	(unaudited)
		Amortization
	Mortgage	of discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square mortgage	$171,458	$2,317	$—	$173,775
Hanover Square mortgage	108,571	3,223	—	111,794
Hampton Inn mortgage	116,422	—	1,655	118,077
Ashley Plaza mortgage	107,459	4,358	—	111,817
Clemson Best Western mortgage	141,609	—	357	141,966
Brookfield Center mortgage	47,708	2,838	—	50,546
Lancer Center mortgage	65,959	7,156	—	73,115
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	51,637	100,000	151,637
Other interest	—	—	332	332
Total interest expense	$776,666	$71,760	$102,344	$950,770

	For the nine months ended September 30, 2022
	(unaudited)
		Amortization
	Mortgage	of discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square mortgage	$382,625	$21,279	$—	$403,904
Hanover Square mortgage	319,640	9,668	—	329,308
Hampton Inn mortgage	—	—	—	—
Ashley Plaza mortgage	314,378	13,072	—	327,450
Clemson Best Western mortgage	425,109	—	1,648	426,757
Brookfield Center mortgage	139,646	8,513	—	148,159
Lancer Center mortgage	115,179	11,928	—	127,107
Greenbrier Business Center mortgage	81,409	1,155	—	82,564
Parkway Center mortgage	124,490	8,270	—	132,760
Wells Fargo Mortgage Facility	254,766	6,722	—	261,488
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	165,338	300,000	465,338
Total interest expense	$2,157,242	$245,945	$301,648	$2,704,835

	For the nine months ended September 30, 2021
	(unaudited)
		Amortization
	Mortgage	of discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square mortgage	$508,783	$6,961	$—	$515,744
Hanover Square mortgage	328,636	9,680	—	338,316
Hampton Inn mortgage	456,300	9,000	10,544	475,844
Ashley Plaza mortgage	320,316	13,074	—	333,390
Clemson Best Western mortgage	420,211	22,437	5,847	448,495
Brookfield Center mortgage	142,188	8,514	—	150,702
Lancer Center mortgage	100,493	10,814	—	111,307
Greenbrier Business Center mortgage	17,480	231	—	17,711
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	151,616	300,000	451,616
Amortization and interest on convertible debentures	—	1,718,487	42,486	1,760,973
Other interest	—	—	5,100	5,100
Total interest expense	$2,294,407	$1,950,814	$363,977	$4,609,198

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of September 30, 2022
	(unaudited)		As of December 31, 2021
		Accumulated		Accumulated
		amortization of		amortization
		capitalized	Accrued	of capitalized
	Accrued interest	issuance costs	interest	issuance costs
Franklin Square mortgage	$42,046	$23,643	$—	$2,364
Hanover Square mortgage	37,562	56,658	38,287	46,990
Ashley Plaza mortgage	—	53,752	—	40,679
Clemson Best Western mortgage	—	—	47,716	134,622
Brookfield Center mortgage	—	34,055	15,979	25,542
Lancer Center mortgage	—	—	22,042	17,971
Greenbrier Business Center mortgage	—	—	15,482	924
Parkway Center mortgage	20,100	10,108	9,966	1,838
Wells Fargo Mortgage Facility	—	6,722	—	—
Amortization and accrued preferred stock dividends (1) on mandatorily redeemable preferred stock	70,004	532,096	70,004	366,758
Total	$169,712	$717,034	$219,476	$637,688
(1)	Recorded as accrued interest under accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of September 30, 2022 are as follows:

For the remaining three months ending December 31, 2022	$269,798
2023	1,101,643
2024	1,142,095
2025	1,429,359
2026	1,488,466
Thereafter	56,874,070
Total principal payments and debt maturities	62,305,431
Less unamortized issuance costs	(752,580)
Net principal payments and debt maturities	$61,552,851

6.      Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of September 30, 2022 are as follows:

For the remaining three months ending December 31, 2022	$1,968,016
2023	7,533,437
2024	6,181,843
2025	5,295,766
2026	3,795,021
Thereafter	10,193,285
Total minimum rents	$34,967,368

7.      Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 shares of common stock, $0.01 par value per share ("Common Shares"), and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 98.79% and 98.69% interest in the Operating Partnership as of September 30, 2022 and December 31, 2021, respectively. Limited partners in the Operating Partnership who have held their units for one year or longer have the right to redeem their common units for cash or, at the REIT’s option, Common Shares at a ratio of one common unit for one common share. Under the Agreement of Limited Partnership, distributions to unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per unit as dividends per share are paid to the REIT’s holders of Common Shares.

April 2021 Common Stock Issuance

On April 13, 2021, the Company issued and sold 8,000,000 Common Shares at an offering price of $1.50 per share.  Net proceeds from the issuance totaled $10,886,337, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and estimated legal and accounting fees.

Form S-3 Shelf Registration

On June 21, 2021, the Company filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission (“SEC”). The registration statement is intended to provide the Company additional flexibility to finance future business opportunities through timely and cost-effective access to capital markets. Under the shelf registration statement, the Company may, from time to time, issue common stock up to an aggregate amount of $150 million. The shelf registration statement was declared effective by the SEC on July 27, 2021. The Company has incurred $84,926 in legal costs, filing fees and other costs associated with this registration which are recorded as offering costs as part of stockholders' equity on the Company’s condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021 , respectively.

Standby Equity Purchase Agreement

On November 17, 2021, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with a financing entity. Under this agreement, the Company will be able to sell up to $6,665,299 of its shares of common stock at the Company’s request any time during the 36 months following the execution of the SEPA. The shares would be purchased at 96.5% of the market price (as defined in the agreement) and would be subject to certain limitations, including that the financing entity could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock.  As of September 30, 2022, the Company has generated net proceeds of $1,538,887 from the issuance of 1,445,400 shares at an average price of $1.065 per common share under the SEPA.

Issuance Date	Shares Issued	Price Per Share	Total Proceeds
March 3, 2022	90,600	$1.088	$98,574
March 14, 2022	276,190	1.050	290,000
March 17, 2022	278,810	1.076	300,000
March 21, 2022	474,068	1.0547	500,000
April 1, 2022	325,732	1.0745	350,313
Total	1,445,400	$1.065	$1,538,887

Common Stock Repurchase Plan

In December 2021, the Company’s board of directors approved a program to purchase up to 500,000 shares of the Company’s common stock in the open market, up to a maximum price of $4.80 per share. The repurchase program does not obligate the Company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of September 30, 2022, the Company had repurchased 268,070 shares of its common stock at a total cost of $278,277 at an average price of $1.038 per common share.  The Company incurred fees of $8,266 associated with these transactions.  All repurchased shares were retired in accordance with Maryland law.

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

Common shares and operating partnership units outstanding

As of September 30, 2022 and December 31, 2021, respectively, there were 17,653,478 and 16,266,148 common units of the Operating Partnership outstanding with the REIT owning 17,439,947 and 16,052,617, respectively, of these common units. The remaining 213,531 common units are held by noncontrolling, limited partners.  As of September 30, 2022 and December 31, 2021, respectively, there were 17,439,947 and 16,052,617 Common Shares of the REIT outstanding. As of September 30, 2022 and December 31, 2021, respectively, there were 213,531 and 213,531 common units of the Operating Partnership held by noncontrolling, limited partners that were eligible for conversion to the Company’s Common Shares.

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

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of September 30, 2022 and 2021, respectively, 213,531 and 213,531 of the Operating Partnership’s 213,531 common units held by noncontrolling, limited partners were eligible to be converted, on a one-to-one basis, into Common Shares. The Operating Partnership’s common units and the equivalent common shares attributable to the convertible debentures have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's loss per common share is determined as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic and diluted shares outstanding
Weighted average Common Shares – basic	17,439,947	16,052,617	16,972,322	12,106,377
Effect of conversion of operating partnership units	213,531	213,531	213,531	213,531
Weighted average Common Shares – diluted	17,653,478	16,266,148	17,185,853	12,319,908

Calculation of earnings per share – basic and diluted
Net loss attributable to common shareholders	$(1,754,458)	$(872,015)	$(3,758,629)	$(3,832,502)
Weighted average Common Shares – basic and diluted	17,439,947	16,052,617	16,972,322	12,106,377
Loss per share – basic and diluted	$(0.10)	$(0.05)	$(0.22)	$(0.32)

Dividends and Distributions

During the three and nine months ended September 30, 2022, dividends in the amount of $0.02 and $0.06, respectively, per share were paid on January 20, 2022, to shareholders of record on January 13, 2022, on April 21, 2022 to shareholders of record on April 18, 2022 and on July 20, 2022 to shareholders of record on July 18, 2022. During the three and nine months ended September 30, 2021, dividends in the amount of $0.02 and $0.02 per share were paid on August 5, 2021 to shareholders of record on August 2, 2021.  Total dividends and distributions to noncontrolling interests paid during the three and nine months ended September 30, 2022 and 2021, respectively, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Common shareholders (dividends)	$348,799	$321,052	$1,014,048	$321,052
Hampton Inn Property noncontrolling interest (distribution)	—	358,576	—	358,576
Hanover Square Property noncontrolling interest (distributions)	24,800	16,000	41,200	28,000
Parkway Property noncontrolling interest (distributions)	9,000	—	48,600	—
Operating Partnership unit holders (distributions)	4,271	4,271	12,812	4,271
Total dividends and distributions	$386,870	$699,899	$1,116,660	$711,899

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in South Carolina, North Carolina and Virginia, which represented 100 percent of the total annualized base revenues of the properties in its portfolio as of September 30, 2022. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

As is the case with retail landlords across the U.S., the Company received a number of rent relief requests from tenants which were impacted by mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders and significant changes in consumer behavior.  The Company evaluated each of these requests on a case-by-case basis. During the period following the onset of the COVID-19 pandemic, from March 2020 through December 2020, the Company granted lease concessions in the form of (i) rent deferrals or (ii) rent abatements.  The deferral and abatement agreements have reduced the rent revenues the Company has recognized in all subsequent periods, including during the three and nine months ended September 30, 2022 and 2021, and will reduce the rent revenues the Company expects to receive in future periods.

Under the rent deferral agreements, all of which were reached during the year ended December 31, 2020, the Company granted rent deferrals to various tenants in return for an agreement by the tenants to repay deferred and unpaid rent over a specified time period or before a certain date.  Deferred rent is recognized as retail center property revenues or flex center property revenues on the Company’s condensed consolidated statement of operations and as rent and other receivables on the Company’s condensed consolidated balance sheets.  As of September 30, 2022, all rent deferral periods have ended and, in all cases, tenants have commenced repayment of the deferred rent amounts.  As of the date of this Quarterly Report on Form 10-Q, all tenants are current on their deferred rent repayment.

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

While the Company’s rent collections from its retail and flex center properties have stabilized, the extent of the continued impact of COVID-19 and its new variants on revenues from the Company’s retail and flex center properties and tenants remains uncertain and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the continued efficacy of vaccines against new variants, development and deployment of treatments, and potential mutations of COVID-19 and the response thereto.

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

Hotel Properties

The Company sold its Hampton Inn Property on August 31, 2021 and its Clemson Best Western Property on September 29, 2022 (see note 3, above).  During the Company’s ownership of these properties, both were specifically subject to significant decreases in occupancy and revenues due to the impact of COVID-19 on business and leisure travel and generally subject to seasonal variations in occupancy and revenues.  Despite the Company’s decision to sell its hotel properties, the Company has not removed hotel properties from its investment policy and will consider future opportunistic acquisitions of hotel properties in the future.  Accordingly, should the Company make future investments in hotel properties, these investments could be subject to material impacts on occupancy and revenues from possible future outbreaks of COVID-19 and seasonality fluctuations in occupancy and revenues.

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

The Company pays the Manager a monthly asset management fee equal to 0.125% of stockholders’ equity, payable in arrears in cash. For purposes of calculating the asset management fee, the Company’s stockholders’ equity means: (a) the sum of (1) the net proceeds from (or equity value assigned to) all issuances of the Company’s equity and equity equivalent securities (including common stock, common stock equivalents, preferred stock and OP Units issued by the Company’s operating partnership) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that the Company has paid to repurchase its common stock issued in this or any subsequent offering. Stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items (including depreciation and amortization) that have impacted stockholders’ equity as reported in the Company’s condensed consolidated financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Company’s Manager and its independent director(s) and approval by a majority of its independent directors. For the three and nine months ended September 30, 2022, the Company incurred $221,265 and $653,668, in asset management fees, respectively. For the three and nine months ended September 30, 2021, the Company incurred $216,295 and $602,588, in asset management fees, respectively.

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

For the nine months ended September 30, 2022, the Company incurred $201,524 in acquisition fees associated with the Salisbury Marketplace Property acquisition, which were allocated and added to the fair value of the Salisbury Marketplace Property tangible assets.  One half of the acquisition fee, or $100,762 was paid in cash and one half of the acquisition fee was accrued until such time that the Company’s stock price reaches $5.00 per share.  No such acquisition fees were incurred or deferred during the three months ended September 30, 2022.  For the three and nine months ended September 30, 2021, the Company incurred $145,758 in acquisition fees associated with the Greenbrier Business Center Property acquisition, which were allocated and added to the fair value of the tangible assets.  One half of the acquisition fee, or $72,879, was paid in cash and one half of the acquisition fee was accrued until such time that the Company’s stock price reaches $5.00 per share. For the nine months ended September 30, 2021, the Company incurred $351,810 in acquisition fees, $206,052 associated with the Lancer Center Property acquisition, and $145,758 associated with the Greenbrier Business Center Property acquisition, which were allocated and added to the fair value of the tangible assets for each property.  One half of the total acquisition fees, or $175,905, was paid in cash and one half of the acquisition fee was accrued until such time that the Company’s stock price reaches $5.00 per share.

As of September 30, 2022 and December 31, 2021, the Company had accrued a total of $352,717 and $251,955, respectively, in acquisition fees resulting from the Company’s 2021 and 2022 acquisitions.  These accrued acquisition fees are recorded under accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021.

The Manager will be entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in this offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to this offering, and (B) 7%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period. For purposes of calculating the incentive fee during the first years after completion of this offering, adjusted funds from operations (“AFFO”) will be determined by annualizing the applicable period following completion of this offering. AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. The Company further adjusts funds from operations (“FFO”) for certain items that are not added to net income in the National Association of Real Estate Investment Trusts’ (NAREIT) definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on real estate investments). No incentive fees were earned or paid during the three and nine months ended September 30, 2022 or 2021.

Other related parties

The Company pays Shockoe Properties, LLC, a subsidiary of Dodson Properties, an entity in which one of the owners of the Manager holds a 6.32 percent interest, an annual property management fee of up to three percent of the monthly gross revenues of the Franklin Square, Hanover Square, Ashley Plaza, Brookfield, Lancer Center, Greenbrier Business Center, Parkway and Salisbury properties. These fees are paid in arrears on a monthly basis. During the three and nine months ended September 30, 2022, the Company paid Shockoe Properties, LLC property management fees of $68,487 and $196,877, respectively. During the three and nine months ended September 30, 2021, the Company paid Shockoe Properties, LLC property management fees of $52,583 and $135,988, respectively.

10.      Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. As of September 30, 2022, the Company had the following reportable segments:  retail center properties, flex center properties and hotel properties. During the periods presented, there have been no material intersegment transactions.

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

The following table presents property operating revenues, expenses and NOI by product type:

	For the three months ended September 30,
	Hotel properties		Retail center properties		Flex center property		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Revenues	$379,309	$1,280,338	$1,850,797	$1,494,219	$610,967	$263,586	$2,841,073	$3,038,143
Operating expenses	589,311	960,994	491,889	397,250	189,720	78,045	1,270,920	1,436,289
Bad debt expense	—	—	—	22,140	—	678	—	22,818
Net operating (loss) income	$(210,002)	$319,344	$1,358,908	$1,074,829	$421,247	$184,863	$1,570,153	$1,579,036

For the nine months ended September 30,
Hotel properties	Retail center properties	Flex center property	Total

	2022	2021	2022	2021	2022	2021	2022	2021
Revenues	$1,507,649	$4,009,041	$4,999,089	$4,049,209	$1,834,200	$630,007	$8,340,938	$8,688,257
Operating expenses	1,302,114	2,733,578	1,384,061	1,079,014	511,771	196,849	3,197,946	4,009,441
Bad debt expense	—	—	7,954	25,336	4,992	678	12,946	26,014
Net operating income	$205,535	$1,275,463	$3,607,074	$2,944,859	$1,317,437	$432,480	$5,130,046	$4,652,802

11.      Subsequent Events

As of November 9, 2022, the following events have occurred subsequent to the September 30, 2022 effective date of the condensed consolidated financial statements:

Common Stock Dividend

On October 20, 2022, a dividend in the amount of $0.01 per share was paid to common stock shareholders and operating partnership unit holders of record on October 17, 2022.

Mandatorily Redeemable Preferred Stock Dividend

On October 20, 2022, a dividend in the amount of $0.50 per share was paid to mandatorily redeemable preferred stock shareholders of record on October 17, 2022 for the period from July 21, 2022 through October 19, 2022.

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

Our company is externally managed by the Manager. The Manager makes all investment decisions for our company. The Manager and its affiliated companies specialize in acquiring, developing, owning and managing value-added commercial real estate in the Mid-Atlantic and Southeast regions. The Manager oversees our company’s overall business and affairs and has broad discretion to make operating decisions on behalf of our company and to make investment decisions. Our company’s stockholders are not involved in its day-to-day affairs.

As of September 30, 2022, our company owned and operated eight investment properties, the Shops at Franklin Square (the “Franklin Square Property”), a 134,239 square foot retail property located in Gastonia, North Carolina, the Hanover North Shopping Center (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 160,356 square foot retail property located in Goldsboro, North Carolina, Brookfield Center (the “Brookfield Center Property”), a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina, the Lancer Center, a 178,626 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), the Greenbrier Business Center (the “Greenbrier Business Center Property”), an 89,280 square foot mixed-use industrial/office property located in Chesapeake, Virginia, Parkway 3 & 4 (the “Parkway Property”), a 64,109 square foot mixed-use industrial office property located in Virginia Beach, Virginia, and the Salisbury Marketplace Shopping Center, a 79,732 square foot retail property located in Salisbury, North Carolina (the “Salisbury Marketplace Property”).  As of September 30, 2022, we owned 84 percent of the Hanover Square Property as a tenant in common with a noncontrolling owner which owned the remaining 16 percent interest and 82 percent of the Parkway Property as a tenant in common with a noncontrolling owner which owns the remaining 18 percent interest.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have investments. As of September 30, 2022, our reportable segments were retail center properties, flex center properties, and hotel properties.

Recent Trends and Activities

Significant events that have impacted our company are summarized below.

Sale of the Clemson Best Western Property

On September 29, 2022, our company sold its interest in the Clemson Best Western Property, a 148 room hotel on 5.92 acres in Clemson, South Carolina, to an unrelated purchaser for $10,015,000.  During the three months ended March 31, 2021, our company reclassified the Clemson Best Western Property as assets held for sale.  As part of its continuing evaluation of the amounts previously used for the estimated fair value of the Clemson Best Western asset group that had been reclassified as assets held for sale, during the three months ended March 31, 2022, our company recorded an impairment charge of $175,671 associated with this reclassification.  As a result of the closing of the sale of the Clemson Best Western Property on September 29, 2022, our company recognized a loss on sale of investment properties of $389,471 for the three and nine months ended September 30, 2022.

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

2022 Investment Property Acquisitions

Salisbury Marketplace Property

On June 13, 2022, our company completed its acquisition of the Salisbury Marketplace Property, a 79,732 square foot retail property located in Salisbury, North Carolina, through a wholly owned subsidiary.  The Salisbury Marketplace Property, built in 1986, was 91.2% leased as of September 30, 2022, and is anchored by Food Lion, Citi Trends and Family Dollar.  The purchase price for the Salisbury Marketplace Property was $10,025,000 paid through a combination of cash provided by our company and the incurrence of new mortgage debt.  Our company’s total investment was $10,279,714 and we incurred $254,714 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

2021 Investment Property Acquisitions

Lancer Center

On May 14, 2021, we completed our acquisition of the Lancer Center Property, a 178,626 square foot retail property located in Lancaster, South Carolina, through a wholly owned subsidiary. The Lancer Center Property, built in 1987, was 100 percent leased as of September 30, 2022 and is anchored by KJ’s Market, Big Lots, Badcock Furniture, and Harbor Freight.  The purchase price for the Lancer Center Property was $10,100,000, less a $200,000 credit to our company for major repairs, paid through a combination of cash provided by our company and the incurrence of new mortgage debt. Our company’s total investment, including $143,130 of loan issuance costs, was $10,205,385. We incurred $305,385 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Greenbrier Business Center

On August 27, 2021, we completed our acquisition of the Greenbrier Business Center Property, an 89,290 square foot mixed-use industrial/office property, through a wholly owned subsidiary. The Greenbrier Business Center Property, built in 1987, was 85.0 percent leased as of September 30, 2022.  Major tenants include Bridge Church, Superior Staffing, Consolidated Electrical Distributors and Mid-Atlantic Office Technologies.  The purchase price for the Greenbrier Business Center Property was $7,250,000, paid through a combination of cash provided by our company and the assumption of mortgage debt. Our total investment, including $13,400 of loan issuance costs, was $7,578,762. Our company incurred $178,763 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Parkway Property

On November 1, 2021, we completed our acquisition of the Parkway 3 & 4 property, a 64,109 square foot, two building portfolio in Virginia Beach, Virginia (the “Parkway Property”) through a wholly owned subsidiary.  The Parkway Property, built in 1984, was 100 percent leased as of September 30, 2022.  Major tenants include the City of Virginia Beach and GBRS Group.  The purchase price for the Parkway Property was $7,300,000, paid through a combination of $2,138,795 in cash provided by our company, $469,492 in cash provided by an unaffiliated non-controlling interest, and the incurrence of a new mortgage payable of $5,100,000.  Our company’s total investment, including the investment of the non-controlling interest and $110,263 of loan issuance costs, was $7,598,024.  We incurred $298,024 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Wells Fargo Mortgage Facility

On June 13, 2022, our company, through its wholly owned subsidiaries, entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500.  The proceeds of the Wells Fargo Mortgage Facility were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property.  The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50 percent for a five year term.  The monthly payment, which includes interest at the fixed rate, and principal, based on a 25 year amortization schedule, is $103,438.  Our company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility.  The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis and a minimum debt yield of 9.5 percent on the Salisbury Marketplace, Lancer Center and Greenbrier Business Center properties, and to maintain liquid assets of not less than $1,500,000 on deposit with Wells Fargo Bank.  As of September 30, 2022, our company believes that it is compliant with these covenants.

Wells Fargo Line of Credit

On June 13, 2022, our company, through its wholly owned subsidiaries, entered into a loan agreement with Wells Fargo Bank for a $1,500,000 line of credit (the “Wells Fargo Line of Credit”).  As of September 30, 2022, the Wells Fargo Line of Credit had an outstanding balance of $0.  Outstanding balances on the Wells Fargo Line of Credit will bear interest at a floating rate of 2.25 percent above the daily secured overnight financing rate (“SOFR”).  The Wells Fargo Line of Credit has a one-year, renewable term, is unconditionally guaranteed by our company, and any outstanding balances are secured by the Lancer Center Property, the Greenbrier

Business Center Property and the Salisbury Marketplace Property.   We plan to use the Wells Fargo Line of Credit to help fund future acquisitions.

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

Standby Equity Purchase Agreement

On November 17, 2021, our company entered into a Standby Equity Purchase Agreement (the “SEPA”) with a financing entity. Under this agreement, our company will be able to sell up to $6,665,299 of its shares of common stock at our company’s request any time during the 36 months following the execution of the SEPA. The shares would be purchased at 96.5% of the market price (as defined in the agreement) and would be subject to certain limitations, including that the financing entity could not purchase any shares that would result in it owning more than 4.99% of our company’s common stock.  As of September 30, 2022, our company has generated net proceeds of $1,538,887 from the issuance of 1,445,400 shares at an average price of $1.065 per common share under the SEPA.

Issuance Date	Shares Issued	Price Per Share	Total Proceeds
March 3, 2022	90,600	$1.088	$98,574
March 14, 2022	276,190	1.050	290,000
March 17, 2022	278,810	1.076	300,000
March 21, 2022	474,068	1.055	500,000
April 1, 2022	325,732	1.075	350,313
Total	1,445,400	$1.065	$1,538,887

Common Stock Repurchase Plan

In December 2021, our company’s board of directors approved a program to purchase up to 500,000 shares of our company’s common stock in the open market, up to a maximum price of $4.80 per share. The repurchase program does not obligate our company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at our company’s discretion. As of September 30, 2022, our company has repurchased a total of 268,070 shares of common stock on the open market under the Common Stock Repurchase Plan at an average price of $1.038 per share.

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

Financing Activities

Mortgages payable

Our company financed its acquisitions of its investment properties through mortgages, as follows:

				Balance
				September 30,
	Monthly	Interest		2022	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2021
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Hanover Square (b)	$56,882	4.25%	December 2027	9,943,087	10,134,667
Ashley Plaza (c)	$52,795	3.75%	September 2029	10,966,333	11,127,111
Brookfield Center (d)	$22,876	3.90%	November 2029	4,685,210	4,758,344
Parkway Center (e)	$19,720	Variable %	October 2026	5,010,286	5,090,210
Wells Fargo Facility (f)	$103,438	4.50%	June 2027	18,450,515	—
Lancer Center (g)				—	6,488,034
Greenbrier Business Center (h)				—	4,495,000
Total mortgages payable				$62,305,431	$55,343,366

Amounts presented do not reflect unamortized loan issuance costs.

(a)	The original mortgage loan for the Franklin Square Property matured on October 6, 2021. Effective on October 6, 2021, our company entered into a forbearance agreement with the current lender extending the maturity date for thirty days with a right to extend the maturity date for an additional thirty days. On November 8, 2021, we closed on a new loan in the principal amount of $13,250,000 which bears interest at a fixed rate of 3.808 percent, has a ten-year term, and matures on December 6, 2031. In addition to the funds from the new loan, our company used $2,242,273 in cash on hand for closing costs and to repay the remaining balance of the original mortgage loan. Our company has guaranteed the payment and performance of the obligations of the new loan. The new mortgage loan bears interest at a fixed rate of 3.808 percent and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a 30 year amortization schedule. Our company accounted for this refinancing transaction in accordance with debt extinguishment accounting in accordance with ASC 470. The new mortgage includes covenants for our company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and to maintain liquid assets of no less than $1,000,000. As of September 30, 2022 and December 31, 2021, our company believes that we are compliant with these covenants.
(b)	The mortgage loan for the Hanover Square Property bears interest at a fixed rate of 4.25 percent until January 1, 2023, when the interest rate will adjust to a new fixed rate which will be determined by adding 3.00 percentage points to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25 percent. The fixed monthly payment of $56,882 which includes interest at the fixed rate, and principal, based on a 25 year amortization schedule. The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 and (ii) maintain a loan-to-value of real estate ratio of 75 percent. As of September 30, 2022 and December 31, 2021, respectively, our company believes that it is compliant with these covenants.
(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75 percent and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.
(d)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90 percent and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty year amortization schedule.
(e)	The mortgage loan for the Parkway Property bears interest at a variable rate based on LIBOR with a minimum rate of 2.25 percent. The interest rate payable is the ICE LIBOR rate plus 225 basis points. As of September 30, 2022, the rate in effect for the Parkway Property mortgage was 4.814 percent. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a 30 year amortization schedule. On October 28, 2021, our company entered into an Interest Rate Protection Transaction to limit the Company’s exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property. Under this agreement, the Company’s interest rate exposure is capped at 5.25 percent if USD 1-Month ICE LIBOR exceeds 3 percent.
(f)	On June 13, 2022, our company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property (see notes (g) and (h), below). The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50 percent for a five year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a 25 year amortization schedule, is $103,438. Our company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis and a minimum debt yield of 9.5 percent on the Salisbury Marketplace, Lancer Center and Greenbrier Business Center properties, and to maintain liquid assets of not less than $1,500,000. As of September 30, 2022, our company believes that it is compliant with these covenants.
(g)	On June 13, 2022, our company refinanced the mortgage loan for the Lancer Center Property, using proceeds from the Wells Fargo Facility discussed above. Our company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for the three and nine months ended September 30, 2022, recorded a loss on extinguishment of debt of $113,282. The original mortgage loan for the Lancer Center Property bore interest at a fixed rate of 4.00 percent. The monthly payment was $34,667 which includes interest at the fixed rate and principal, based on a twenty-five year amortization schedule. Our company has provided a guaranty of the payment of and performance under the terms of the Lancer Center Property mortgage.
(h)	On June 13, 2022, our company refinanced the mortgage loan for the Greenbrier Business Center Property, using proceeds from the Wells Fargo Facility discussed above. Our company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for the three and nine months ended September 30, 2022, recorded a loss on extinguishment of debt of $56,393. Our company assumed the original mortgage loan for the Greenbrier Business Center Property from the seller. The original mortgage loan bore interest at a fixed rate of 4.00 percent and would have been interest only until August 1, 2022, at which time the monthly payment would have become $23,873, which would have included interest at the fixed rate, and principal, based on a twenty-five year amortization schedule.

Our company financed its acquisitions of its assets held for sale through mortgages which, as of September 30, 2022, are recorded as mortgages payable, net, associated with assets held for sale, on our condensed consolidated balance sheets, as follows:

				Balance
				September 30,
	Monthly	Interest		2022	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2021
Clemson Best Western (a)	Interest only	Variable	October 2022	—	7,750,000

Amounts presented do not reflect unamortized loan issuance costs.

(a)	As of March 31, 2021, our company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale. The mortgage loan for the Clemson Best Western Property bore interest at a variable rate based on LIBOR with a minimum rate of 7.15 percent. The interest rate payable was the USD LIBOR one-month rate plus 4.9 percent. As of September 30, 2022 and 2021, respectively, the rate in effect for the Clemson Best Western Property mortgage was 7.15 percent. On September 29, 2022, our company sold the Clemson Best Western Property and repaid the Clemson Best Western Property mortgage payable. Our company accounted for the repayment of the mortgage payable under debt extinguishment accounting in accordance with ASC 470. During the three months ended September 30, 2022, our company recorded a loss on extinguishment of debt of $219,532, consisting of $84,900 in fees paid to the lender and a write off of $134,632 of unamortized loan issuance costs.

Our Company incurred $227,164 in expenses related to our efforts to refinance of the Clemson Best Western Property mortgage payable in anticipation of its October 6, 2022 maturity, had we not successfully closed on the sale of the Clemson Best Western Property on September 29, 2022.  These expenses for lender fees and other third-party costs are recorded as other expenses on our company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2022.  No such expenses were recorded during the three and nine months ended September 30, 2021.

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

As is the case with retail landlords across the U.S., our company received a number of rent relief requests from tenants which were impacted by mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders and significant changes in consumer behavior.  Our company evaluated each of these requests on a case-by-case basis. During the period following the onset of the COVID-19 pandemic, from March 2020 through December 2020, our company granted lease concessions in the form of (i) rent deferrals or (ii) rent abatements.  The deferral and abatement agreements have reduced the rent revenues our company has recognized in all subsequent periods, including during the nine months ended September 30, 2022 and 2021, and will reduce the rent revenues our company expects to receive in future periods.

Under the rent deferral agreements, all of which were reached during the year ended December 31, 2020, our company granted rent deferrals to various tenants in return for an agreement by the tenants to repay deferred and unpaid rent over a specified time period or before a certain date.  Deferred rent is recognized as retail center property revenues or flex center property revenues on our company’s condensed consolidated statement of operations and as rent and other receivables on our company’s condensed consolidated balance sheets.  As of September 30, 2022, all rent deferral periods have ended and, in all cases, tenants have commenced repayment of the deferred rent amounts.  As of the date of this Quarterly Report on Form 10-Q, all tenants are current on their deferred rent repayment.

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

While our company’s rent collections from its retail and flex center properties have stabilized, the extent of the continued impact of COVID-19  and its new variants on revenues from our company’s retail and flex center properties and tenants remains uncertain and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the continued efficacy of vaccines against new variants, development and deployment of treatments, and potential mutations of COVID-19 and the response thereto.

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

Hotel Properties

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the United States, resulting in significant decreases in our company’s revenues from the Hampton Inn Property (which our company sold on August 31, 2021) and the Clemson Best Western Property (which our company sold on September 29, 2022), and the hospitality industry as a whole.  During our company’s ownership of these properties, both were specifically subject to significant decreases in occupancy and revenues due to the impact of COVID-19 on business and leisure travel and generally subject to seasonal variations in occupancy and revenues.  Despite our company’s decision to sell its hotel properties, we have not removed hotel properties from our investment policy and will consider future opportunistic acquisitions of hotel properties in the future.  Accordingly, should we make future investments in hotel properties, these investments could be subject to material impacts on occupancy and revenues from possible future outbreaks of COVID-19 and seasonality fluctuations in occupancy and revenues.

Discussion of Potential Future Impact

While most of the containment measures have been relaxed by the respective governmental authorities, with the uncertainty resulting from new variants of COVID-19 and the possibilities of the re-imposition of mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders by some governmental authorities, the negative impact on consumer demand for the goods and services of our retail and flex tenants within our portfolio could continue to be significant in the coming months.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we have no off-balance sheet arrangements.

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

For the periods during which our company owned its hotel properties, revenues were recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services. Revenues from our company’s occupancy agreement with Clemson University were recognized as earned, which is as rooms were occupied by the University.

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

Upon the adoption of ASC No. 842, our company has elected the practical expedient permitting lessors to elect by class of underlying asset to not separate non-lease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC No. 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. Our company assessed the criteria above with respect to our operating leases and determined that they qualify for the non-separation practical expedient. As a result, we have accounted for and presented the revenues from these leases, including tenant reimbursements, as a single line item on our condensed consolidated statements of operations for the nine months ended September 30, 2022.  For comparability, we have adjusted our comparative condensed consolidated statement of operations for the nine months ended September 30, 2021, to conform to the 2022 financial statement presentation.

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

Internal liquidity to fund operating needs will be provided primarily by the rental receipts from our retail properties and flex center property.  During the three and nine months ended September 30, 2022, the COVID-19 pandemic continued to impact our financial and operational results that provide the liquidity for operating needs. Our company’s retail property and flex property rent revenues continued to be impacted by rent abatement agreements and other concessions.  However, our Clemson Best Western Property saw increased revenues resulting from the occupancy agreement with Clemson University, which ended on May 15, 2022.  During the transitional period between the end of this occupancy agreement and the reopening of normal hotel operations on June 24, 2022, the Clemson Best Western Property’s revenues were significantly impacted while marketing and sales efforts resulted in increased demand and revenues and hotel operations returned to normal.  Our company sold the Clemson Best Western Property on September 29, 2022.  See above.

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

Cash Flows

At September 30, 2022, our consolidated cash and restricted cash on hand totaled $6,973,084 compared to consolidated cash on hand of $11,527,622 at September 30, 2021. Cash from operating activities, investing activities and financing activities for the nine months ended September 30, 2022 are as follows:

Operating Activities

During the nine months ended September 30, 2022 our cash provided by operating activities was $1,673,481 compared to cash provided by operating activities of $642,501 for the nine months ended September 30, 2021, an increase of cash provided by operating activities of $1,030,980.

Cash flows from operating activities has two components. The first component consists of net operating loss adjusted for non-cash operating activities. During the nine months ended September 30, 2022, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $1,113,651.  During the nine months ended September 30, 2021, operating activities adjusted for non-cash items resulted in net cash provided in operating activities of $360,700. The increase of $752,951 in cash flows from operating activities for the nine months ended September 30, 2022 was a result of improved operating performance across all property types, as well as cash flows from our company’s acquisition of the Lancer Center Property, which was acquired on May 14, 2021, and the Greenbrier Business Center Property, which was acquired on August 27, 2021, and the Parkway Property, which we did not own during the nine months ended September 30, 2021.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations.  During the nine months ended September 30, 2022, net changes in asset and liability accounts resulted in $559,830 in cash provided by operations. During the nine months ended September 30, 2021, net changes in asset and liability accounts resulted in $281,801 in cash provided by operations. This increase of $278,029 in changes in assets and liabilities is a result of increased changes in accounts payable and accrued liabilities of $122,964, decreased changes in unbilled rent of $52,210, and increased changes in rent and other receivables, net, of $158,136, and  decreased changes in other assets of $55,281.

The net of (i) the $752,951 increase in cash provided by operations from the first category and (ii) the $278,029 decrease in cash provided by operations from the second category results in a total increase of cash provided in operations of $1,030,980 for the nine months ended September 30, 2022.

Investing Activities

During the nine months ended September 30, 2022, our cash used in investing activities was $8,919,905, compared to cash used in investing activities of $11,291,036 during the nine months ended September 30, 2021, a decrease in cash used in investing activities of $2,371,131. During the nine months ended September 30, 2022, cash used in investing activities consisted of $651,653 in capitalized expenditures, including $270,062 in building improvements, $219,541 in capitalized leasing commissions, $95,167 in furniture, fixtures and equipment for the Clemson Best Western Hotel property, and $66,883 in capitalized tenant improvements, offset by $2,011,462 in cash received from the disposal of investment properties.  During the nine months ended September 30, 2021, cash used in investing activities consisted of $13,152,547 used for the acquisition of the Lancer Center Property and Greenbrier Business Center Property, $283,018 in capitalized expenditures, including $21,817 in building improvements, $37,686 in capitalized leasing commissions, $78,400 in site improvements and $132,379 in tenant improvements for our retail center properties, $7,736 in capitalized leasing commissions for our Brookfield Center Property and $5,000 in furniture, fixtures and equipment for our Clemson Best Western Hotel Property. Cash used in investing activities was offset by cash received from the disposal of investment properties of $2,144,529.

The non-cash investing activities during the nine months ended September 30, 2022 were $1,455,777 in restricted cash that was released upon the repayment of the Clemson Best Western Property mortgage payable and $269,246 in capital expenditures which were incurred during the nine months ended September 30, 2022, but which were accrued and unpaid as of September 30, 2022.   The non-cash investing activity for the nine months ended September 30, 2021, that did not affect our cash provided by investing activities, was the transfer of investment properties, net, to assets held for sale, net of $9,683,555 and the transfer of other assets to investment properties, net, of $384,882.

Financing Activities

During the nine months ended September 30, 2022, our cash provided by financing activities was $6,835,531 compared to cash provided by financing activities of $17,079,229 during the nine months ended September 30, 2021, a decrease in cash provided by financing activities of $10,243,698.  During the nine months ended September 30, 2022, financing activities generated $18,477,304 in net proceeds from mortgages payable and $1,538,887 in net proceeds, after issuance costs, from common stock issuances under our SEPA (see above), offset by cash used in financing activities, including dividends and distributions of $1,116,660, mortgage debt principal payments of $11,692,557 (including $10,962,483 of cash used to refinance the Lancer Center and Greenbrier Business Center properties and $730,074 in normal, monthly principal payments for our company’s other mortgages), repurchases of our company’s common stock of $286,543, including costs and fees and $84,900 in lender fees associated with the repayment of the Clemson Best Western Property mortgage payable at the closing of its sale on September 29, 2022.

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

There were no non-cash financing activities during the nine months ended September 30, 2022.  Non-cash financing activities for the nine months ended September 30, 2021, that did not affect our cash provided by financing activities were the conversion of convertible debentures and accrued interest totaling $5,058,788 into common stock, the transfer of the mortgage payable, net, of $7,592,931, for the Clemson Best Western Property from mortgages payable, net, to mortgages payable, net, associated with assets held for sale on our condensed consolidated balance sheets, the assumption of the mortgage payable, net, from the seller of the Greenbrier Business Center Property, and the $176,300 forgiveness of the Hampton Inn Property’s note payable under the SBA PPP loan program.

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

The primary, non-operating liquidity need of our company is $176,535 to pay the dividends and distributions to common shareholders and operating partnership unit holders, and $100,000 to pay the dividends to holders of our mandatorily redeemable preferred stock that were declared on October 4, 2022 and payable October 20, 2022 to holders of record on October 17, 2022, and $1,090,492 in principal payments due on its mortgages payable during the 12 month period from October 1, 2022 through September 30, 2023.  In addition to liquidity required to fund these principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. Our company plans to pay these obligations through a combination of cash on hand, potential dispositions and operating cash.

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

To meet these future liquidity needs, we have the following resources:

●	$4,863,963 in unrestricted cash as of September 30, 2022
●	$2,109,121 held in lender reserves for the purposes of tenant improvements, leasing commissions, real estate taxes and insurance premiums
●	cash generated from operations during the remaining three months ending December 31, 2022, if any
●	Potential proceeds from issuances of common stock under our shelf registration or under the Standby Equity Purchase Agreement (see note 7 of the notes to the condensed consolidated financial statements), although there is no guarantee that any such issuances will be successful in raising additional funds.

Results of Operations

Three months ended September 30, 2022

Revenues

Total revenue was $2,841,073 for the three months ended September 30, 2022, consisting of $1,850,797 in revenues from retail center properties, $379,309 from hotel properties and $610,967 from flex center properties. Total revenues for the three months ended September 30, 2022 decreased by $197,070 over the three months ended September 30, 2021, resulting from decreased hotel property revenues from (i) the sale of our company’s Hampton Inn Property in August 2021 and (ii) the termination of the Clemson University occupancy agreement for our Clemson Best Western Property, offset by increased retail center and flex center revenues from our company’s acquisition of the Parkway and Salisbury Marketplace properties, which were not owned during the three months ended September 30, 2021.

	For the three months ended
	September 30,		Increase /
	2022	2021	(Decrease)
Revenues
Retail center properties	$1,850,797	$1,494,219	$356,578
Hotel properties	379,309	1,280,338	(901,029)
Flex center properties	610,967	263,586	347,381
Total Revenues	$2,841,073	$3,038,143	$(197,070)

Revenues from retail center properties were $1,850,797 for the three months ended September 30, 2022, an increase of $356,578 over retail center property revenues for the three months ended September 30, 2021.  This was a result of increased revenues of $241,977 from the acquisition of the Salisbury Marketplace Property, and increased revenues as a result of new leasing activity and annual rent increases from the Franklin Square Property of $69,768, the Ashley Plaza Property of $29,710, the Lancer Center Property of $13,919, and the Hanover Square Property of $1,204.

	For the three months ended
	September 30,		Increase /
	2022	2021	(Decrease)
Retail Center Properties
Franklin Square Property	$544,135	$474,367	$69,768
Hanover Square Property	324,045	322,841	1,204
Ashley Plaza Property	440,807	411,097	29,710
Lancer Center Property	299,833	285,914	13,919
Salisbury Property	241,977	—	241,977
	$1,850,797	$1,494,219	$356,578

Revenues from hotel properties were $379,309 for the three months ended September 30, 2022, a decrease of $901,029 from revenues from hotel properties for the three months ended September 30, 2021, due to the sale of the Hampton Inn property on August

31, 2021 and a decrease of $287,899 in revenues from the Clemson Best Western Property due to the end of the Clemson University occupancy agreement.

	For the three months ended
	September 30,		Increase /
	2022	2021	(Decrease)
Hotel Properties
Hampton Inn Property	$—	$613,130	$(613,130)
Clemson Best Western Property	379,309	667,208	(287,899)
	$379,309	$1,280,338	$(901,029)

Revenues from the flex center properties were $610,967 for the three months ended September 30, 2022, an increase of $347,381 over revenues from flex center properties for the three months ended September 30, 2021 due to new revenues from the acquisition of the Parkway Property of $203,845, increased revenues from the Greenbrier Business Center of $128,343 resulting from owning the property for the full three months ending September 30, 2022, and increased revenues from the Brookfield Center Property of $15,193.

	For the three months ended
	September 30,		Increase /
	2022	2021	(Decrease)
Flex Center Properties
Brookfield Center Property	$198,787	$183,594	$15,193
Greenbrier Business Center Property	208,335	79,992	128,343
Parkway Center Property	203,845	—	203,845
	$610,967	$263,586	$347,381

Operating Expenses

Total operating expenses were $3,113,383 for the three months ended September 30, 2022, consisting of $491,889 in expenses from retail center properties, $589,311 in expenses from hotel properties, $189,720 in expenses from the flex center properties, $284,463 in legal, accounting and other professional fees, $99,323 in corporate general and administrative expenses, $227,164 in costs related to our efforts to refinance of the Clemson Best Western Property mortgage payable in anticipation of its October 6, 2022 maturity, had we not successfully closed on the sale of the Clemson Best Western Property on September 29, 2022, and $1,231,513 in depreciation and amortization.

	For the three months ended
	September 30,		Increase /
	2022	2021	(Decrease)
Operating Expenses
Retail center properties (1)	$491,889	$419,390	$72,499
Hotel properties	589,311	960,994	(371,683)
Flex center properties (2)	189,720	78,723	110,997
Total Investment Property Operating Expenses	1,270,920	1,459,107	(188,187)
Legal, accounting and other professional fees	284,463	311,986	(27,523)
Corporate general and administrative expenses	99,323	382,302	(282,979)
Other expenses	227,164	—	227,164
Depreciation and amortization	1,231,513	937,604	293,909
Total Operating Expenses	$3,113,383	$3,090,999	$22,384

(1)	Includes $0 and $22,140 of bad debt expense for the three months ended September 30, 2022 and 2021, respectively.
(2)	Includes $0 and $678 of bad debt expense for the three months ended September 30, 2022 and 2021, respectively.

Operating expenses for retail center properties were $491,889 for the three months ended September 30, 2022, an increase of $72,499 over retail center property operating expenses for the three months ended September 30, 2021.  Increased operating expenses from the acquisition of the Salisbury Property of $47,353, the Lancer Center Property of $19,054, and the Franklin Square Property of $24,594, were offset by decreases in operating expenses of $15,455 from the Hanover Square Property and $3,047 from the Ashley Plaza Property.

	For the three months ended
	September 30,		Increase /
	2022	2021	(Decrease)
Retail Center Properties
Franklin Square Property (1)	$179,897	$155,303	$24,594
Hanover Square Property	77,058	92,513	(15,455)
Ashley Plaza Property	85,912	88,959	(3,047)
Lancer Center Property	101,669	82,615	19,054
Salisbury Property	47,353	—	47,353
Total	$491,889	$419,390	$72,499

(1)	Includes bad debt expense of $0 and $22,140 for the three months ended September 30, 2022 and 2021, respectively.

Operating expenses for hotel properties were $589,311 for the three months ended September 30, 2022, a decrease of $371,683 from operating expenses from hotel properties for the three months ended September 30, 2021.  This decrease was due to the sale of the Hampton Inn, which reduced hotel property operating expenses by $612,395, but were offset by increased expenses for the Clemson Best Western Property of $240,712 related to costs associated with re-opening the hotel after the termination of the Clemson University occupancy agreement.

	For the three months ended
	September 30,		Increase /
	2022	2021	(Decrease)
Hotel Properties
Hampton Inn Property	$—	$612,395	$(612,395)
Clemson Best Western Property	589,311	348,599	240,712
	$589,311	$960,994	$(371,683)

Operating expenses from the flex center properties were $189,720 for the three months ended September 30, 2022, an increase of $110,997 over flex center property operating expenses for the three months ended September 30, 2021 due to new operating expenses from the acquisition of the Parkway Property of $72,114, the Greenbrier Property of $33,689, and the Brookfield Property of $5,194.

	For the three months ended
	September 30,		Increase /
	2022	2021	(Decrease)
Flex Center Properties
Brookfield Center Property (1)	$66,693	$61,499	$5,194
Greenbrier Business Center Property	50,913	17,224	33,689
Parkway Center Property	72,114	—	72,114
	$189,720	$78,723	$110,997

(1)	Includes bad debt expense of $0 and $678 for the three months ended September 30, 2022 and 2021, respectively.

Operating (Loss) Income

Operating loss for the three months ended September 30, 2022 was $881,313, a decrease of $953,098 from the operating income of $71,785 for the three months ended September 30, 2021. This decrease was a result of (i) increased loss on disposal of investment properties of $514,112, (ii) increased depreciation and amortization expenses from the addition of the four properties (Lancer Center, Parkway, Greenbrier Business Center and Salisbury Marketplace) of $293,909, (iii) increased loss on extinguishment of debt of $219,532 related to the sale of the Clemson Best Western Property, (iv) increased other expenses of $227,164, and (v) decreased operating income from our investment properties of $8,883, offset by (i) decreased corporate general and administrative expenses of $282,979, and (ii) decreased legal, accounting and other professional fees of $27,523.

Interest Expense

Interest expense was $989,255 and $950,770 for the three months ended September 30, 2022 and 2021, respectively, as follows:

	For the three months ended
	September 30,		Increase/
	2022	2021	(Decrease)
Franklin Square	$136,036	$173,775	$(37,739)
Hanover Square	111,445	111,794	(349)
Hampton Inn	—	118,077	(118,077)
Ashley Plaza	109,795	111,817	(2,022)
Clemson Best Western	147,589	141,966	5,623
Brookfield Center	49,682	50,546	(864)
Lancer Center	—	73,115	(73,115)
Greenbrier Business Center	—	17,711	(17,711)
Parkway Center	58,780	—	58,780
Wells Fargo Mortgage Facility	219,617	—	219,617
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	156,311	151,637	4,674
Amortization and interest on convertible debentures	—	—	—
Other interest	—	332	(332)
Total interest expense	$989,255	$950,770	$38,485

Total interest expense for the three months ended September 30, 2022 decreased by $38,485 over the three months ended September 30, 2021. This decrease was a result of (i) decreased interest expense of $37,739 from the Franklin Square mortgage due to its refinancing in November 2021 at a lower interest rate and principal amount, (ii) decreased interest expense of $118,077 resulting from the sale of the Hampton Inn Property, (iii) decreased other interest of $332, and (iv) slight decreases in interest expense for the Hanover Square mortgage of $349, the Ashley Plaza mortgage of $2,022, and the Brookfield Center mortgage of $864, offset by increased interest expense from the  Wells Fargo Mortgage Facility, which refinanced the Lancer Center and Greenbrier Business Center mortgages payable, and financed the acquisition of the Salisbury Marketplace Property acquisition of the Lancer Center Property, Parkway Property, Greenbrier Business Center Property and the Salisbury Marketplace Property (total increase in interest expense of $128,791 for the four properties, combined).  Interest expense above includes non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock and the convertible debentures. See Note 5 of the accompanying notes to the condensed consolidated financial statements.

Other Income

During the three months ended September 30, 2022, other income was $126,434, an increase of $122,915 over other income of $3,519 for the three months ended September 30, 2021.  Other income for the three months ended September 30, 2022 consisted of $126,127 in income related to the fair value change of the interest rate caps and interest income of $307.  Other income of $3,519 for the three months ended September 30, 2021 consisted of $3,720 in interest income offset by and $201 in expense related to the fair value change of the interest rate caps.

Net Loss

Net loss was $1,744,134 for the three months ended September 30, 2022, before adjustments for net (loss) income attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $1,754,458. Net loss was $875,466 for the three months ended September 30, 2021, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $872,015, for the three months ended September 30, 2021.

Net loss for the three months ended September 30, 2022 decreased by $868,668 over the three months ended September 30, 2021, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders for the three months ended September 30, 2022 decreased by $882,443 over the three months ended September 30, 2021.

Nine months ended September 30, 2022

Revenues

Total revenue was $8,340,938 for the nine months ended September 30, 2022, consisting of $4,999,089 in revenues from retail center properties, $1,507,649 from hotel properties and $1,834,200 from flex center properties. Total revenues for the nine months ended September 30, 2022 decreased by $347,319 over the nine months ended September 30, 2021, resulting from decreased hotel property revenues from (i) the sale of our company’s Hampton Inn Property in August 2021 and (ii) the termination of the Clemson University occupancy agreement for our Clemson Best Western Property, offset by increased revenues from our company’s acquisition of the Lancer Center, Parkway, Greenbrier Business Center and Salisbury Marketplace properties.

	For the nine months ended
	September 30,		Increase /
	2022	2021	(Decrease)
Revenues
Retail center properties	$4,999,089	$4,049,209	$949,880
Hotel properties	1,507,649	4,009,041	(2,501,392)
Flex center properties	1,834,200	630,007	1,204,193
Total Revenues	$8,340,938	$8,688,257	$(347,319)

Revenues from retail center properties were $4,999,089 for the nine months ended September 30, 2022, an increase of $949,880 over retail center property revenues for the nine months ended September 30, 2021. All of our company’s existing retail properties experienced increased revenues, including $66,054 from the Ashley Plaza Property, $25,467 from the Hanover Square Property, and $97,402 from the Franklin Square Property.  In addition, our company experienced increased revenues of $471,066 resulting from owning the Lancer Center Property for the full nine months ended September 30, 2022, and $289,891 from the acquisition of the Salisbury Marketplace Property.

	For the nine months ended
	September 30,		Increase /
	2022	2021	(Decrease)
Retail Center Properties
Franklin Square Property	$1,512,675	$1,415,273	$97,402
Hanover Square Property	969,797	944,330	25,467
Ashley Plaza Property	1,314,916	1,248,862	66,054
Lancer Center Property	911,810	440,744	471,066
Salisbury Property	289,891	—	289,891
	$4,999,089	$4,049,209	$949,880

Revenues from hotel properties were $1,507,649 for the nine months ended September 30, 2022, a decrease of $2,501,392 from revenues from hotel properties for the nine months ended September 30, 2021, due to the sale of the Hampton Inn property on August 31, 2021 and a decrease of $560,309 in revenues from the Clemson Best Western Property due to the end of the Clemson University occupancy agreement.

	For the nine months ended
	September 30,		Increase /
	2022	2021	(Decrease)
Hotel Properties
Hampton Inn Property	$—	$1,941,083	$(1,941,083)
Clemson Best Western Property	1,507,649	2,067,958	(560,309)
	$1,507,649	$4,009,041	$(2,501,392)

Revenues from the flex center properties were $1,834,200 for the nine months ended September 30, 2022, an increase of $1,204,193 over revenues from flex center properties for the nine months ended September 30, 2021 due to new revenues from the

Greenbrier Business Center Property of $525,739 and the Parkway  Property of $633,727, and increased revenues from the Brookfield Center Property of $44,727.

	For the nine months ended
	September 30,		Increase /
	2022	2021	(Decrease)
Flex Center Properties
Brookfield Center Property	$594,742	$550,015	$44,727
Greenbrier Business Center Property	605,731	79,992	525,739
Parkway Center Property	633,727	—	633,727
	$1,834,200	$630,007	$1,204,193

Operating Expenses

Total operating expenses were $8,841,078 for the nine months ended September 30, 2022, consisting of $1,392,015 in expenses from retail center properties, $1,302,114 in expenses from hotel properties, $516,763 in expenses from the flex center properties, $233,100 in share-based compensation expenses, $1,112,878 in legal, accounting and other professional fees, $335,538 in corporate general and administrative expenses, a $36,670 loss on impairment, $175,671 in impairment of assets held for sale, $227,164 in expenses  related to our efforts to refinance of the Clemson Best Western Property mortgage payable in anticipation of its October 6, 2022 maturity, had we not successfully closed on the sale of the Clemson Best Western Property on September 29, 2022, and $3,509,165 in depreciation and amortization.

	For the nine months ended
	September 30,		Increase /
	2022	2021	(Decrease)
Operating Expenses
Retail center properties (1)	$1,392,015	$1,104,350	$287,665
Hotel properties	1,302,114	2,733,578	(1,431,464)
Flex center properties (2)	516,763	197,527	319,236
Total Investment Property Operating Expenses	3,210,892	4,035,455	(824,563)
Share based compensation expenses	233,100	149,981	83,119
Legal, accounting and other professional fees	1,112,878	1,099,881	12,997
Corporate general and administrative expenses	335,538	568,479	(232,941)
Loss on impairment	36,670	—	36,670
Impairment of assets held for sale	175,671	—	175,671
Other expenses	227,164	—	227,164
Depreciation and amortization	3,509,165	2,361,214	1,147,951
Total Operating Expenses	$8,841,078	$8,215,010	$626,068

(1)	Includes $7,954 and $25,336 of bad debt expense for the nine months ended September 30, 2022 and 2021, respectively.
(2)	Includes $4,992 and $678 of bad debt expense for the nine months ended September 30, 2022 and 2021, respectively.

Operating expenses for retail center properties were $1,392,015 for the nine months ended September 30, 2022, an increase of $287,665 over retail center property operating expenses for the nine months ended September 30, 2021.  Increased operating expenses from the acquisition of the Lancer Center Property of $189,365 and the Salisbury Marketplace Property of $56,300, and from two of our existing properties, Franklin Square, which increased by $63,143, and Ashley Plaza which increased by $1,117, were offset by reduced expenses from the Hanover Square Property of $22,260.

	For the nine months ended
	September 30,		Increase /
	2022	2021	(Decrease)
Retail Center Properties
Franklin Square Property (1)	$541,580	$478,437	$63,143
Hanover Square Property (2)	234,504	256,764	(22,260)
Ashley Plaza Property (3)	251,581	250,464	1,117
Lancer Center Property (4)	308,050	118,685	189,365
Salisbury Property	56,300	—	56,300
	$1,392,015	$1,104,350	$287,665

(1)	Includes bad debt expense of $211 and $0 for the nine months ended September 30, 2022 and 2021, respectively.
(2)	Includes bad debt expense of $0 and $13,267 for the nine months ended September 30, 2022 and 2021, respectively.
(3)	Includes bad debt expense of $0 and $12,069 for the nine months ended September 30, 2022 and 2021, respectively.
(4)	Includes bad debt expense of $7,743 and $0 for the nine months ended September 30, 2022 and 2021, respectively.

Operating expenses for hotel properties were $1,302,114 for the nine months ended September 30, 2022, a decrease of $1,431,464 from operating expenses from hotel properties for the nine months ended September 30, 2021.  Decreased hotel operating expenses of $1,677,844 resulting from the sale of the Hampton Inn Property were offset by increased operating expenses of $246,380 from the Clemson Best Western Property.

	For the nine months ended
	September 30,		Increase /
	2022	2021	(Decrease)
Hotel Properties
Hampton Inn Property	$—	$1,677,844	$(1,677,844)
Clemson Best Western Property	1,302,114	1,055,734	246,380
	$1,302,114	$2,733,578	$(1,431,464)

Operating expenses from the flex center properties were $516,763 for the nine months ended September 30, 2022, an increase of $319,236 over flex center property operating expenses for the nine months ended September 30, 2021 due to new operating expenses from the Greenbrier Business Center and Parkway Property acquisitions and slightly increased operating expenses from the Brookfield Center Property.

	For the nine months ended
	September 30,		Increase /
	2022	2021	(Decrease)
Flex Center Properties
Brookfield Center Property (1)	$189,823	$180,303	$9,520
Greenbrier Business Center Property	144,136	17,224	126,912
Parkway Center Property (2)	182,804	—	182,804
	$516,763	$197,527	$319,236

(1)	Includes $0 and $678 of bad debt expense for the nine months ended September 30, 2022 and 2021, respectively.
(2)	Includes $4,992 and $0 of bad debt expense for the nine months ended September 30, 2022 and 2021, respectively.

Operating (Loss) Income

Operating loss for the nine months ended September 30, 2022 was $1,278,818, a decrease of $1,876,706 over the operating income of $597,888 for the nine months ended September 30, 2021. This decrease was a result of (i) increased depreciation and amortization expenses from the addition of four properties (Lancer Center, Parkway, Greenbrier Business Center and Salisbury Marketplace) of $1,147,951, (ii) increased impairment of assets held for sale of $175,671 related to the Clemson Best Western Property,

(iii) increased loss on impairment of $36,670, (iv) increased loss on extinguishment of debt of $389,207, (vi) increased share based compensation expenses of $83,119, (vii) increased legal, accounting and other professional fees of $12,997, (viii) increased loss on disposition of investment properties of $514,112 and (ix) increased other expenses of $227,164, offset by increased investment property operating income of $477,244 and decreased corporate general and administrative expenses of $232,941.

Interest Expense

Interest expense was $2,704,835 and $4,609,198 for the nine months ended September 30, 2022 and 2021, respectively, as follows:

	For the nine months ended
	September 30,		Increase/
	2022	2021	(Decrease)
Franklin Square	$403,904	$515,744	$(111,840)
Hanover Square	329,308	338,316	(9,008)
Hampton Inn	—	475,844	(475,844)
Ashley Plaza	327,450	333,390	(5,940)
Clemson Best Western	426,757	448,495	(21,738)
Brookfield Center	148,159	150,702	(2,543)
Lancer Center	127,107	111,307	15,800
Greenbrier Business Center	82,564	17,711	64,853
Parkway Center	132,760	—	132,760
Wells Fargo Mortgage Facility	261,488	—	261,488
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	465,338	451,616	13,722
Amortization and interest on convertible debentures	—	1,760,973	(1,760,973)
Other interest	—	5,100	(5,100)
Total interest expense	$2,704,835	$4,609,198	$(1,904,363)

Total interest expense for the nine months ended September 30, 2022 decreased by $1,904,363 over the nine months ended September 30, 2021. This decrease was a result of (i) decreased interest expense of $111,840 from the Franklin Square mortgage due to its refinancing in November 2021 at a lower interest rate and principal amount, (ii) decreased interest expense of $475,844 resulting from the sale of the Hampton Inn Property, (iii) decreased amortization and interest on convertible debentures of $1,760,973, decreased other interest of $5,100, and (iv) slight decreases in interest expense for the Hanover Square mortgage of $9,008, the Ashley Plaza mortgage of $5,940 the Clemson Best Western mortgage of $21,738 and the Brookfield Center mortgage of $2,543, offset by increased interest expense from the  Wells Fargo Mortgage Facility, which refinanced the Lancer Center and Greenbrier Business Center mortgages payable, and financed the acquisition of the Salisbury Marketplace Property acquisition of the Lancer Center Property, Parkway Property, Greenbrier Business Center Property and the Salisbury Marketplace Property (total increase in interest expense of $342,141 for the four properties, combined).  Interest expense above includes non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock and the convertible debentures. See Note 5 of the accompanying notes to the condensed consolidated financial statements.

Other Income

During the nine months ended September 30, 2022, other income was $251,197, an increase of $63,919 over other income of $187,278 for the nine months ended September 30, 2021.  Other income for the nine months ended September 30, 2022 consisted of $246,063 in income related to the fair value change of the interest rate caps, interest income of $1,221 and miscellaneous income of $3,913.  Other income of $187,278 for the nine months ended September 30, 2021 consisted of $178,278 from the forgiveness of a Small Business Administration Payroll Protection Program loan and interest income of $9,190, offset by $190 in expense related to the fair value change of the interest rate cap.

Net Loss

Net loss was $3,732,456 for the nine months ended September 30, 2022, before adjustments for net (loss) income attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $3,758,629. Net loss was $3,824,032 for the nine months ended September 30, 2021, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $3,832,502, for the nine months ended September 30, 2021.

Net loss for the nine months ended September 30, 2022 decreased by $91,576 over the nine months ended September 30, 2021, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders for the nine months ended September 30, 2022 decreased by $73,873 over the nine months ended September 30, 2021.

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

Below is our company’s FFO, which is a non-GAAP measurement, for the nine months ended September 30, 2022 and 2021:

	For the nine months ended
	September 30,
	2022	2021
Net income (loss)	$(3,732,456)	(3,824,032)
Depreciation of tangible real property assets (1)	1,890,428	1,325,228
Depreciation of tenant improvements (2)	509,558	292,635
Amortization of leasing commissions (3)	71,379	47,340
Amortization of intangible assets (4)	1,037,800	696,011
Loss (gain) on sale of investment properties (5)	389,471	(124,641)
Loss on impairment (6)	36,670	-
Impairment of assets held for sale (6)	175,671	-
Loss on extinguishment of debt (7)	389,207	-
Funds from operations	$767,728	$(1,587,459)
(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.
(2)	Depreciation of tenant improvements, including those (i) acquired as part of the purchase of the retail center and flex center properties and (ii) those constructed by our company for the retail center properties and flex center property subsequent to their acquisition.

(3)	Amortization of leasing commissions paid for the retail center properties and flex center property subsequent to the acquisition of the properties.
(4)	Amortization of (i) intangible assets acquired as part of the purchase of the retail center properties and flex center property, including leasing commissions, leases in place and legal and marketing costs.
(5)	NAREIT’s December 2018 White Paper states “Gains and losses from the sale of depreciable real estate and land when connected to the main business of a REIT are excluded from the computation of FFO.”
(6)	NAREIT’s December 2018 White Paper provides guidance for the treatment of impairment write-downs. Specifically, “To the extent there is an impairment write-down of depreciable real estate … related to a REIT’s main business, the write-down is excluded from FFO (i.e., adjusted from net income in calculating FFO).” Additionally, NAREIT’s December 2018 White Paper provides guidance on gains or losses on the sale of assets, stating “the REIT has the option to include or exclude such gains and losses in the calculation of FFO.”
(7)	Consistent with the treatment of impairment write-downs, our company includes an adjustment for its loss on extinguishment of debt.

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

Total AFFO for the nine months ended September 30, 2022 and 2021 was as follows:

	For the nine months ended
	September 30,
	2022	2021
Funds from operations	$767,728	$(1,587,459)
Amortization of above market leases (1)	159,388	180,803
Amortization of below market leases (2)	(305,456)	(173,319)
Straight line rent (3)	(112,842)	(164,977)
Capital expenditures (4)	(651,653)	(283,018)
(Increase) decrease in fair value of interest rate cap (5)	(246,063)	190
Amortization of loan issuance costs (6)	80,607	80,711
Amortization of preferred stock discount and offering costs (7)	165,338	151,616
Amortization of convertible debenture discount, offering costs and beneficial conversion feature (8)		1,718,487
Share-based compensation (9)	233,100	149,981
Bad debt expense (10)	12,946	26,014
Debt forgiveness (10)	—	(176,300)
Adjusted funds from operations (AFFO)	$103,093	$(77,271)
(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets.
(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities.
(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the retail center properties and flex center properties.

(4)	Adjustment to FFO for capital expenditures, including capitalized leasing commissions, tenant improvements, building and site improvements and purchases of furniture, fixtures and equipment that have not been reimbursed by property escrow accounts. See Investing Activities, above, for detail of capital expenditures.
(5)	Adjustment to FFO resulting from non-cash expenses recognized as a result of decreases in the fair value of the interest rate caps for the Parkway Property and Clemson Best Western Property.
(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages.
(7)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock discount over its five year term.
(8)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock offering costs over its five year term.
(9)	Adjustment to FFO resulting from non-cash expenses recorded for share-based compensation.
(10)	NAREIT’s December 2018 White Paper provides guidance on non-cash revenues and expenses, stating, “To provide an opportunity for consistent analysis of operating results among REITs, NAREIT encourages those reporting FFO to make supplemental disclosure of all material non-cash revenues and expenses affecting their results for each period. Our company has elected to include non-cash revenues (debt forgiveness) and non-cash expenses (bad debt expense) in its calculation of AFFO.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on the most recent evaluation, the Company’s principal executive officer and principal financial officer have determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) were effective as of September 30, 2022.

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

Share repurchase activity under our share repurchase plan, on a trade date basis, for the nine months ended September 30, 2022, was as follows:

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

10.2	Credit Agreement, dated as of June 13, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2022)
10.3	Term Note, dated as of June 13, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 17, 2022)
10.4	Revolving Line of Credit Note, dated as of June 13, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 17, 2022)

31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

104	The cover page of Medalist Diversified REIT, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (contained in Exhibit 101)
†	Filed herewith.
*	Previously filed with the Amendment to the Registrant’s Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on October 5, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALIST DIVERSIFIED REIT, INC.

Date: November 9, 2022

	By:	/s/ Thomas E. Messier
Thomas E. Messier

Chief Executive Officer and Chairman of the Board
(principal executive officer))

	By:	/s/ C. Brent Winn
C. Brent Winn

Chief Financial Officer
(principal accounting officer and principal financial officer)