Form 10-K
period 2022-12-31
Medalist Diversified REIT, Inc.
filed 2023-03-10
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no: 001-38719

MEDALIST DIVERSIFIED REIT, INC.

Maryland	47-5201540
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1051 E. Cary Street Suite 601

James Center Three

Richmond, VA, 23219

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (804) 344-4435

Securities registered pursuant to section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each Exchange on Which Registered
Common Stock, $0.01 par value per share	MDRR	The Nasdaq Capital Market
8.0% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	MDRRP	The Nasdaq Capital Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☒ No

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $13,796,676, based on the closing sales price of $0.83 per share as reported on the Nasdaq Capital Market.

The number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding at March 10, 2023 was 17,758,421.

Medalist Diversified REIT, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2022

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The U.S. Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements. This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that we intend to be covered by the safe harbor provisions of the 1995 Act. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Annual Report.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the competitive environment in which we operate;
●	failure of our recently announced exploration of strategic alternatives to maximize stockholder value or to result in a transaction that yields value to our stockholders, and the potential that our exploration of strategic alternatives could adversely impact us;
●	local, regional, national and international economic conditions;
●	capital expenditures;
●	the availability, terms and deployment of capital;
●	financing risks;
●	inflation;
●	the general level of interest rates;
●	changes in our business or strategy;
●	fluctuations in interest rates and increased operating costs;
●	our limited operating history;
●	the degree and nature of our competition;
●	our dependence upon our Manager and key personnel;
●	defaults on or non-renewal of leases by tenants;
●	decreased rental rates or increased vacancy rates;
●	our ability to make distributions on shares of our common stock;
●	difficulties in identifying properties to acquire and completing acquisitions;
●	our ability to operate as a public company;

●	potential natural disasters such as hurricanes;
●	the impact of epidemics, pandemics, or other outbreaks of illness, disease or virus (such as COVID-19 and its variants);
●	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;
●	our ability to maintain an active trading market for our common stock on The Nasdaq Capital Market (“Nasdaq”) and maintain continued listing on Nasdaq and the likelihood that a delisting of our common stock from Nasdaq could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock;
●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates; and
●	related industry developments, including trends affecting our business, financial condition and results of operations.

The forward-looking statements contained in this Annual Report are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to the factors, risks and uncertainties described above, changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Annual Report speaks only as of the date of this Annual Report.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

PART I

ITEM 1.BUSINESS

As used in this Annual Report, unless the context otherwise requires, references to “we,” “our,” “us,” and “our company” refer to Medalist Diversified REIT, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Medalist Diversified Holdings, LP, a Delaware limited partnership of which we are the sole general partner, except where it is clear from the context that the term only means Medalist Diversified REIT, Inc.

Overview

Medalist Diversified REIT, Inc. was formed in 2015 as a Maryland corporation, to acquire, reposition, renovate, lease and manage income-producing properties, with a primary focus on (i) commercial properties, including flex-industrial and retail properties, (ii) multi-family residential properties and (iii) hotel properties. We invest primarily in properties across secondary and tertiary markets in the southeastern part of the United States, with a concentration in Virginia, North Carolina, South Carolina, Georgia, Florida and Alabama. Beginning with our taxable year ended December 31, 2017, we believe that we have operated in a manner qualifying us as a REIT, and we have elected to be taxed as a REIT for federal income tax purposes. We are externally managed and advised by Medalist Fund Manager, Inc., a Virginia corporation, or our Manager. Our Manager makes all investment decisions for us. Our Manager is owned 50% each by Mr. William R. Elliott and Mr. Thomas E. Messier, who are co-Presidents thereof.

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

On March 10, 2023, we announced that our Board of Directors formed a special committee of independent directors to explore potential strategic alternatives to maximize value for our stockholders. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction or any other particular outcome. The exploration of strategic alternatives could result in the diversion of management’s attention from our existing business; failure to achieve financial or operating objectives; incurrence of significant transaction expenses; failure to retain, attract or strengthen our relationships with tenants and other key business partners; and exposure to potential litigation in connection with this process and effecting any transaction or strategic alternative. If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, it may disrupt our business or could have a material adverse effect on our business, financial condition or results of operations.

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

The principal executive offices of our company and our Manager are located at 1051 E. Cary Street, Suite 601, James Center Three, Richmond, Virginia 23219. Our telephone number is (804) 344-4445.

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

Our investment policies provide our Manager with substantial discretion with respect to the selection, purchase and sale of specific Investments, subject to the limitations in the Management Agreement, dated as of March 15, 2016, among us, our operating partnership and our Manager (as amended by a Letter Agreement, dated March 19, 2021, and as further amended by a Letter Agreement, dated as of March 10, 2023), the “Management Agreement”).  See “Item 9B—Other Information.”

We may revise the investment policies without the approval of our stockholders. We review the investment policies at least annually to determine whether the policies continue to be in the best interests of our stockholders.

Our Portfolio

Our goal is to acquire and own, through wholly-owned subsidiaries of our operating partnership, a portfolio of commercial, retail and hotel properties located primarily in the southeastern United States. We currently own eight Investments comprised of five retail properties and three flex/industrial properties. We own 100% of the interests in our Investments, except for one flex/industrial property of which we own 82% tenant-in-common interest in the property and one retail property of which we own 84% tenant-in-common interest in the property.  For further information on properties and our tenant base, see “Item 2—Properties.”

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have Investments. As of December 31, 2022, we had the following reportable segments:  retail center properties, flex center properties and hotel properties. Although we sold our interest in the Clemson Best Western Hotel Property on September 29, 2022, we continue to include hotel properties as a third reportable segment for the years ended December 31, 2022 and 2021.

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

Staffing

We are externally managed by our Manager pursuant to the Management Agreement. We do not have any employees and our executive officers are employed by our Manager or other third party firms. Certain of our other officers and our senior accountant are employed by Gunston Consulting, LLC (“Consultant”), which provides certain financial and accounting services to us pursuant to a Consulting Agreement, effective as of March 1, 2020 (as amended, the “Consulting Agreement”), between us and Consultant.  Our properties are managed by third party property management companies with whom our Manager contracts.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 2.PROPERTIES

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have Investments. As of December 31, 2022, we had the following reportable segments: (i) retail center properties, consisting of the Franklin Square Property, an undivided 84% tenant-in-common interest in the Hanover Square Property, the Ashley Plaza Property, the Lancer Center Property and the Salisbury Marketplace Property; and (ii) flex center properties, consisting of the Brookfield Center Property, Greenbrier Business Center Property and an undivided 82% tenant-in-common interest in the Parkway

Property.  Although we sold our interest in the Clemson Best Western Hotel Property on September 29, 2022, for the years ended December 31, 2022 and 2021, we continue to include hotel properties as a third reportable segment.

Name	Type	Description
Franklin Square Property	Retail

134,239 square foot retail property located at 3940 East Franklin Boulevard in Gastonia, North Carolina 28056, on 10.293 acres, built in 2006 and 2007, that is 93.2% leased as of December 31, 2022 and anchored by Ashley Furniture and Altitude.

Hanover Square Property	Retail

73,441 square foot retail property located at 7230 Bell Creek Road in Mechanicsville, Virginia 23111, on 9.630 acres, built in 2007, that is 100% leased as of December 31, 2022 and anchored by Marshalls and Old Navy.

Ashley Plaza Property	Retail

164,012 square foot retail property located at 201–221 North Berkeley Boulevard in Goldsboro, North Carolina 27534, built in 1977 and fully renovated in 2018, that is 100% leased as of December 31, 2022, and is anchored by Hobby Lobby, Harbor Freight, Ashley Home Store and Planet Fitness.

Brookfield Center Property	Flex

64,880 square foot flex-industrial property located at 48 Brookfield Center Drive, Greenville, South Carolina 29607, built in 2007, that is 100% leased as of December 31, 2022, and is anchored by Gravitopia Trampoline Park, S&ME, Inc., and Turning Point Greenville Church.

Lancer Center Property	Retail

181,590 square foot retail property located at 1256 Highway 9 Bypass West, Lancaster, South Carolina, 29270, built in 1987 and substantially renovated in 2013, that is 100% leased as of December 31, 2022, and is anchored by Badcock Furniture, KJ’s Market and Big Lots.

Greenbrier Business Center Property	Flex

89,290 square foot flex-industrial property located at 1244 Executive Boulevard, Chesapeake, Virginia, 23320, built in 1987 that is 79.9% leased as of December 31, 2022 and is anchored by Bridge Church.

Parkway Property	Flex

64,109 square foot, two building flex-industrial property located at 2697 International

Parkway, Virginia Beach, Virginia 23452, built in 1984 that is 100% leased as of

December 31, 2022 and is anchored by GBRS Group and First Onsite.

Salisbury Marketplace Property	Retail

79,732 square foot retail property located at 2106 Statesville Boulevard, Salisbury, North Carolina 28147, built in 1987, that is 91.2% leased as of December 31, 2022 and is anchored by Food Lion, CitiTrends and Family Dollar.

Franklin Square Property

On April 28, 2017, we purchased from Medalist Fund I, LLC, a Virginia limited liability company, which was also managed by our company’s external manager, the Franklin Square Property through a wholly owned subsidiary. The purchase price for the Franklin Square Property was $20,500,000 paid through a combination of cash and assumed, secured debt, or the Original Franklin Square Loan. Our total investment, including acquisition and closing costs, escrows and lease reserves was approximately $22,054,071. The Franklin Square Property, built in 2006 and 2007, was 93.2% leased as of December 31, 2022, is anchored by Ashley Furniture, and Altitude Trampoline Park, and is located in Gastonia, North Carolina.

The Original Franklin Square Loan was made on February 10, 2016 in the principal amount of $14,275,000 and assumed by us at acquisition. The Original Franklin Square Loan required monthly interest only payments during its term and bore interest at a fixed rate of 4.7%. The original October, 2021 maturity date was extended until November, 2021. On November 8, 2021, we refinanced the Original Franklin Square Loan with a new mortgage loan in the principal amount of $13,250,000 (the Franklin Square Loan) and cash of $2,292,273.

The Franklin Square Loan matures on December 6, 2031 and bears interest at a fixed rate of 3.808%. The Franklin Square Loan requires monthly interest-only payments during the first three years of the term. For the remainder of the term, the Franklin Square Loan requires monthly payments of $61,800, which includes principal on a 30-year amortization schedule, and interest. The Franklin Square Loan may not be prepaid prior to its maturity, but our company has the right to initiate a defeasance according to the terms of the loan agreement. Our company has agreed to guarantee all amounts due under the Franklin Square Loan. The loan agreement includes a covenant to maintain a debt service coverage ratio of 1.25 to 1.0 for the property.

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

As of December 31, 2022, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2022	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Ashley Furniture	Retail	34,682	25.8%	$277,457	12/31/2025	12/31/2030 12/31/2035
Altitude Trampoline Park	Entertainment	30,000	22.4%	270,000	7/31/2029	7/31/2034 7/31/2039 7/31/2044

Occupancy data for the five preceding years (as of December 31, unless otherwise noted) was as follows:

	2022	2021	2020	2019	2018
Occupancy Rate	93.2%	81.2%	82.3%	92.4%	92.5%

Average effective annual rent per square foot for the five preceding years was as follows:

	2022	2021	2020	2019	2018
Average Effective Annual Rent Per Square Foot (1)	$12.09	$11.72	$12.67	$13.47	$11.98

(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements or rent deferrals.

Lease expirations in the next 10 years are as follows:

	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032
Leases Expiring	1	4	6	2	3	—	1	—	—	1

Square Footage	4,235	9,564	48,997	5,260	9,061	—	30,000	—	—	12,632

Annual Rent (1)	$95,965	$222,927	$603,247	$126,544	$238,647	$—	$300,000	$—	$—	$187,585

Percentage of Aggregate Annual Rent (2)	5.9%	13.7%	37.2%	7.8%	14.7%	—%	18.5%	—%	—%	11.6%
(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2022 rent.

Hanover Square Property

On May 8, 2018, we acquired an undivided 84% tenant-in-common interest in the Shops at the Hanover Square Property from COF North, LLC, a Virginia limited liability company and unaffiliated seller. The property is comprised of (i) an approximately 73,441 square foot retail center located on 8.766 acres of land at 7230 Bell Creek Road in Mechanicsville, Virginia 23111 and (ii) a contiguous, undeveloped parcel of land totaling 0.864 acres. We refer to both parcels herein as the Hanover Square Property. The contract purchase price for the Hanover Square Property was $12,173,000. We acquired the Hanover Square Property with $3,291,404 in cash from us, $648,120 in cash from an unaffiliated tenant-in-common, and the assumption of a secured loan of approximately $8,527,315 from Langley Federal Credit Union, which amount was increased by an additional $372,685, or the Hanover Square Property Loan. Our company purchased the Hanover Square Property as a tenant-in-common with PMI Hanover Square, LLC, an unaffiliated party. Our company acquired an 84% interest in the Hanover Square Property, and PMI Hanover Square, LLC owns the remaining 16% interest. The retail center forming a part of the Hanover Square Property was built in 2007 and, as of December 31, 2022, was 100% leased.

We assumed the Hanover Square Property Loan as of the closing of the acquisition. The Hanover Square Property Loan matures on December 1, 2027. The Hanover Square Property Loan requires monthly payments of principal, on a 25-year amortization schedule, and interest during the term. On May 8, 2020, our company entered into a refinancing transaction with the mortgage lender for the Hanover Square Property which increased the mortgage amount and reduced the interest rate.  Under this transaction, the principal amount of the loan was increased to $10,500,000 and the interest rate reduced to a fixed rate of 4.25% until January 1, 2023, resulting in a fixed monthly payment, which includes principal and interest, of $56,882.  On January 1, 2023, the fixed interest rate adjusted to 6.94%, which was determined by adding 3.00% to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25%. On January 1, 2023, the fixed monthly payment, which includes principal and interest, increased to $78,098.

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

As of December 31, 2022, tenants occupying 10% or more of the rentable square footage included:

			Percentage
			of
		Leased	Rentable
		Square	Square	2022	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Old Navy	Retail	15,000	20.4%	$229,650	4/30/2024	4/30/2029
Marshall’s	Retail	28,000	38.1%	$336,000	2/28/2027	2/28/2032
						2/28/2037

Occupancy data for the five preceding years (as of December 31) was as follows:

	2022	2021	2020	2019	2018
Occupancy Rate	100.0%	100.0%	100.0%	100.0%	97.0%

Average effective annual rent per square foot for the five preceding years was as follows:

	2022	2021	2020	2019	2018
Average Effective Annual Rent Per Square Foot (1)	$15.71	$13.99	$14.59	$15.31	$14.71
(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements. For the year ended December 31, 2018, we owned the Hanover Square Property for eight months, the period on which the average annual rent per square foot is based.

Lease expirations in the next 10 years are as follows:

	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032
Leases Expiring	3	3	—	2	3	—	—	—	—	1

Square Footage	8,400	18,140	—	10,500	30,400	—	—	—	—	6,000

Annual Rent (1)	$161,613	$300,280	$—	$187,901	$406,857	$—	$—	$—	$—	$193,011

Percentage of Aggregate Annual Rent (2)	14.0%	26.0%	—%	16.3%	35.3%	—%	—%	—%	—%	16.7%
(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2022 rent.

Ashley Plaza Property

On August 30, 2019, we purchased from RCG-Goldsboro, LLC, a Georgia limited liability company and unaffiliated seller, Ashley Plaza, a 164,012 square foot retail property located at 201–221 North Berkeley Boulevard in Goldsboro, North Carolina 27534, or the Ashley Plaza Property, for $15,200,000. The Ashley Plaza Property was built in 1977, fully renovated in 2018, was 100% leased as of December 31, 2022, and is anchored by Hobby Lobby, Harbor Freight, Ashley Home Store and Planet Fitness.

The purchase price and closing costs for the Ashley Plaza Property were financed with $3,281,144 in equity, $1,000,000 in funds from a short-term line of credit, and net mortgage loan proceeds of $11,225,700 from a senior mortgage loan made by Bank of America, N.A., or the Ashley Plaza Lender, in the original principal amount of $11,400,000, or the Ashley Plaza Loan.

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

As of December 31, 2022, tenants occupying 10% or more of the rentable square footage included:

			Percentage
			of
		Leased	Rentable
		Square	Square	2022	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Ashley Home Store	Retail	17,920	10.9%	$161,280	8/31/2028	8/31/2033 8/31/2038 8/31/2043 8/31/2048
Harbor Freight Tools	Retail	21,416	13.1%	$159,840	2/28/2029	2/28/2034 2/28/2039
Hobby Lobby	Retail	50,000	30.5%	$250,000	3/31/2029	3/31/2034 3/31/2039 3/31/2044
Planet Fitness	Fitness	20,131	12.3%	$181,179	4/30/2030	4/30/2033 4/30/2038

Occupancy data for the five preceding years (as of December 31) was as follows:

	2022	2021	2020	2019	2018
Occupancy Rate (1)	100.0%	100.0%	98.0%	98.0%	52.5%
(1)	The occupancy rate for 2018 is derived from data from the prior owner.

Average effective annual rent per square foot for the five preceding years was as follows:

	2022	2021	2020	2019	2018
Average Effective Annual Rent Per Square Foot (1)	$8.24	$8.11	$7.98	$7.74	$4.60
(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements.  Average rent per square foot for the year ended December 31, 2018 is from the prior owner.  For the year ended December 31, 2019, we owned Ashley Plaza for four months. The average annual rent per square foot is based on rents from the prior owner for period from January, 2019 through August, 2019 and on rents from our ownership period from September, 2019 through December, 2019.

Lease expirations in the next 10 years are as follows:

	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032
Leases Expiring	2	1	2	1	1	3	2	1	—	2

Square Footage	18,199	1,575	4,000	3,000	1,400	32,565	71,416	20,131	—	8,656

Annual Rent (1)	$104,160	$29,925	$57,600	$105,000	$40,575	$373,737	$430,332	$181,179	$—	$143,344

Percentage of Aggregate Annual Rent (2)	7.7%	2.2%	4.3%	7.8%	3.0%	27.6%	31.8%	13.4%	—%	10.6%
(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2022 rent.

Brookfield Center Property

On October 3, 2019, we purchased from Appian-Brookfield South 48, LLC, a South Carolina limited liability company and unaffiliated seller, Brookfield Center, a 64,880 square foot flex-industrial property located at 48 Brookfield Center Drive, Greenville,

South Carolina 29607, or the Brookfield Center Property, for $6,700,000. The Brookfield Center Property was built in 2007, was 100% leased as of December 31, 2022, and is anchored by the Gravitopia Trampoline Park, S&ME, Inc., and Turning Point Greenville Church.

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

We entered into related party notes, short term, with the Manager by which the Manager provided an aggregate of $263,000 to fund a portion of our company’s acquisition of the Brookfield Center Property. The notes were due on demand and bore interest at a rate of 5% annually. On February 20, 2020, our company repaid these related party notes payable, short term.

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

As of December 31, 2022, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2022	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Turning Point Greenville Church	Religious	9,000	13.9%	$101,475	9/30/2025	None
S&ME	Engineering	8,582	13.2%	$105,994	11/30/2023	None
Gravitopia	Entertainment	35,160	54.2%	$279,856	4/30/2026	4/30/2031

Occupancy data for the five preceding years (as of December 31) was as follows:

	2022	2021	2020	2019	2018
Occupancy Rate (1)	100.0%	100.0%	93.8%	93.8%	93.8%
(1)	The occupancy rate for 2018 is derived from data from the prior owner.

Average effective annual rent per square foot for the five preceding years was as follows:

	2022	2021	2020	2019	2018
Average Effective Annual Rent Per Square Foot (1)	$9.30	$8.38	$8.33	$6.52	$7.86
(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements.

Lease expirations in the next 10 years are as follows:

	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032
Leases Expiring	1	1	1	2	1	—	—	—	—	—

Square Footage	8,582	4,046	9,000	39,206	4,046	—	—	—	—	—

Annual Rent (1)	$105,994	$39,971	$106,612	$344,365	$50,092	$—	$—	$—	$—	$—

Percentage of Aggregate Annual Rent (2)	17.6%	6.6%	17.7%	57.0%	8.3%	—%	—%	—%	—%	—%
(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2022 rent.

Lancer Center Property

On May 14, 2021, we purchased from BVC Lancer, LLC, a South Carolina limited liability company and unaffiliated seller, Lancer Center, a 181,590 square foot retail property located at 1256 SC-9 By Pass West, Lancaster, South Carolina, 29720, or the Lancer Center Property, for $10,100,000 exclusive of closing costs and a $200,000 credit to our company for major repairs. The Lancer Center Property was built in 1987, was 100% leased as of December 31, 2022, and is anchored by Badcock Furniture, KJ’s Market and Big Lots.

The purchase price and closing costs for the Lancer Center Property were financed with $3,783,515 in equity and net mortgage loan proceeds of $6,421,870 from a senior mortgage loan, in the original principal amount of $6,565,000, or the Initial Lancer Center Loan.  The Initial Lancer Center Loan would have matured on June 1, 2026 and required monthly payments of $34,663 which included principal on a 30-year amortization schedule, and interest. The Initial Lancer Center Loan bore interest at 4.00%. On June 13, 2022, we repaid the Initial Lancer Center Loan using proceeds from the Wells Fargo Mortgage Facility (see below).

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

As of December 31, 2022, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2022	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Badcock Furniture	Retail	35,876	19.8%	$108,000	6/30/2029	6/30/2034
K.J’s Market	Retail	34,100	18.8%	$140,640	12/31/2025	12/31/2030
						12/31/2035
						12/31/2040
						12/31/2045
						12/31/2050
Big Lots	Retail	28,527	15.6%	$148,349	2/29/2024	2/28/2029
						2/28/2034

Occupancy data for the five preceding years (as of December 31) was as follows:

	2022	2021	2020	2019	2018
Occupancy Rate (1)	100.0%	100.0%	97.2%	99.0%	90.6%
(1)	Occupancy rates for 2018 through 2020 are derived from data from the prior owner.

Average effective annual rent per square foot for the five preceding years was as follows:

	2022	2021	2020	2019	2018
Average Effective Annual Rent Per Square Foot (1)	$5.61	$5.52	$5.55	$5.61	$5.02
(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements or rent deferrals.  For the years ending December 31, 2018, 2019 and 2020, data is from the prior owner.  For the year ended December 31, 2021, we owned Lancer Center for seven months. The average annual rent per square foot is based on rents from the prior owner for period from January, 2021 through May, 2021 and on rents from our ownership period from June, 2021 through December, 2021.

Lease expirations in the next 10 years are as follows:

	2023	2024	2025	2026	2027	2028	2029	2030	2031	2022
Leases Expiring	3	4	2	5	2	—	1	—	—	—

Square Footage	12,580	44,386	4,600	60,400	3,200	—	32,960	—	—	—

Annual Rent (1)	$98,750	$277,675	$75,906	$324,420	$57,823	$—	$108,000	$—	$—	$—

Percentage of Aggregate Annual Rent (2)	9.7%	27.3%	7.5%	31.8%	5.7%	—%	10.6%	—%	—%	—%
(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s 2022 rent.

The Greenbrier Business Center Property

On August 27, 2021, we purchased from Medalist Fund II-B, LLC, a Virginia limited liability company, which was also managed by our company’s external manager, the Greenbrier Business Center Property, located at 1244 Executive Boulevard, Chesapeake, Virginia, 23320, for $7,250,000.  The Greenbrier Business Center was built in 1987, was 79.9% leased as of December 31, 2022 and is anchored by Bridge Church and Consolidated Electrical Distributors.

The purchase price and closing costs were financed with $3,097,162 in equity and the assumption of a secured mortgage loan, net, of $4,481,600, or the Initial Greenbrier Business Center Loan. The Greenbrier Business Center Property, built in 2006 and 2007, is anchored by Bridge Church, and is located in Chesapeake, Virginia.

The Initial Greenbrier Business Center Loan was originally made on June 7, 2021 in the principal amount of $4,495,000 and assumed by us at acquisition.  The Initial Greenbrier Business Center Loan bore interest at a fixed rate of 4.0% and required monthly interest only payments during the first 12 months of its term.  The Initial Greenbrier Business Center Loan would have matured on July 1, 2026. On June 13, 2022, we repaid the Initial Greenbrier Business Center Loan using proceeds from the Wells Fargo Mortgage Facility (see below).

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

As of December 31, 2022, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2022	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Bridge Church	Religious	10,913	12.2%	$78,684	10/31/2025	None

Occupancy data for the five preceding years (as of December 31) was as follows:

	2022	2021	2020	2019	2018
Occupancy Rate	79.9%	86.8%	91.4%	82.2%	91.2%
(1)	Occupancy rates for 2018 through 2020 are derived from data from the prior owner.

Average effective annual rent per square foot for the five preceding years was as follows:

	2022	2021	2020	2019	2018
Average Effective Annual Rent Per Square Foot (1)	$6.83	$6.65	$5.79	$6.30	$6.80
(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements or rent deferrals.  For the year ended December 31, 2021, we owned Greenbrier Business Center for four months.  The average annual rent per square foot is based on rents from the prior owner for period from January, 2021 through August, 2021 and on rents from our ownership period from September, 2021 through December, 2021.  Average effective rent per square foot for 2018 through 2020 are based on rents from the prior owner.

Lease expirations in the next 10 years are as follows:

	2023	2024	2025	2026	2027	2026	2029	2030	2031	2032
Leases Expiring	3	5	6	2	1	—	—	—	—	—

Square Footage	14,724	14,827	32,711	6,539	2,500	—	—	—	—	—

Annual Rent (1)	$131,923	$140,315	$272,880	$68,135	$30,400	$—	$—	$—	$—	$—

Percentage of Aggregate Annual Rent (2)	21.6%	23.0%	44.7%	11.2%	5.0%	—%	—%	—%	—%	—%
(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s 2022 projected rent.

Parkway Property

On November 1, 2021, we acquired an undivided 82% tenant-in-common interest in the Parkway Property from Continental Parkway, LLC, a Virginia limited liability company and unaffiliated seller. The Parkway Property is comprised of two flex warehouse buildings totaling approximately 64,109 square feet and is located on 4.39 acres of land at 2697 International Parkway, Virginia Beach, Virginia, 23452. The contract purchase price for the Parkway Property was $7,300,000. We acquired the Parkway Property with $2,138,795 in cash from us, $469,492 in cash from an unaffiliated tenant-in-common, and net mortgage loan proceeds of approximately $4,989,737, or the Parkway Property Loan. Our company purchased the Parkway Property as a tenant-in-common with PMI Parkway, LLC, an unaffiliated party. Our company acquired an 82% interest in the Parkway Property, and PMI Parkway, LLC owns the remaining 18% interest. The Parkway Property was built in 1984, was 100% leased as of December 31, 2022, and is anchored by First Onsite and GBRS Group.

The Parkway Property Loan matures on October 31, 2031. The Parkway Property Loan requires monthly payments of principal, on a 30-year amortization schedule, and interest during the term. The Parkway Property Loan bears interest at the greater of (i) 2.25% plus the ICE LIBOR rate, and (ii) 2.25%.  Our company entered into an Interest Rate Protection Transaction to limit our exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property. Under this agreement, our company’s interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%. USD 1-Month ICE LIBOR was 4.392% and 0.102% as of December 31, 2022 and 2021, respectively.  The Parkway Property Loan may be prepaid, subject to certain conditions and payments. The Parkway Property Loan is secured by the Parkway Property.

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

As of December 31, 2022, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2022	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
First Onsite	Construction	7,760	12.1%	$73,720	7/31/2028	None
GBRS Group	Consulting	9,555	14.9%	$91,102	8/31/2025	8/31/2030

Occupancy data for the five preceding years (as of December 31) was as follows:

	2022	2021	2020	2019	2018
Occupancy Rate (1)	100.0%	100.0%	100.0%	76.6%	62.9%
(1)	Occupancy rates for 2018 through 2020 are derived from data from the prior owner.

Average effective annual rent per square foot for the five preceding years was as follows:

	2022	2021	2020	2019	2018
Average Effective Annual Rent Per Square Foot (1)	$9.40	$10.12	$8.22	$6.80	$5.19
(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements or rent deferrals.  For the year ended December 31, 2021, we owned the Parkway Property for two months.  The average annual rent per square foot is based on rents from the prior owner for period from January, 2021 through October, 2021 and on rents from our ownership period from November, 2021 through December, 2021. Average effective rent per square foot for 2018 through 2020 are based on rents from the prior owner.

Lease expirations in the next 10 years are as follows:

	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032
Leases Expiring	6	8	2	3	—	2	—	—	—	—

Square Footage	13,065	18,939	11,043	8,042	—	13,020	—	—	—	—

Annual Rent (1)	$121,222	$187,482	$113,449	$84,046	$—	$143,391	$—	$—	$—	$—

Percentage of Aggregate Annual Rent (2)	20.1%	31.1%	18.8%	13.9%	—%	23.8%	—%	—%	—%	—%
(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2022 rent.

Salisbury Marketplace Property

On June 13, 2022, we purchased from FCC Salisbury Marketplace, LC, a Virginia limited liability company and unaffiliated seller, a 79,732 square foot retail property located on 9.83 acres at 2106 Statesville Boulevard, Salisbury, North Carolina, or the Salisbury Marketplace Property, for $10,025,000 exclusive of closing costs. The Salisbury Marketplace Property was built in 1987, was 91.2% leased as of December 31, 2022, and is anchored by Food Lion, CitiTrends and Family Dollar. The purchase price and closing costs for the Lancer Center Property were financed with $3,746,561 in equity and net mortgage loan proceeds of $6,533,153 from the Wells Fargo Mortgage Facility (see below).

The Salisbury Marketplace Property consists of a single-story, main retail strip building constructed in 1987. The building is concrete slab over prepared base with spread footings and reinforced column pads. The building superstructure is steel stud framing with concrete masonry unit infill.  The roof structure consists of corrugated steel panels supported by open web steel joists.  The roof is a combination of (i) a flat, membrane with gravel ballast and (ii) a flat, unballasted EPDM membrane.  Parking is available for estimated 276 spaces.

As of December 31, 2022, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2022	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Food Lion	Retail	31,762	39.8%	$324,096	12/31/2032	12/31/2037 12/31/2042 12/31/2047 12/31/2052 12/31/2057 12/31/2062
CitiTrends	Retail	12,500	15.7%	$113,850	9/30/2027	9/30/2032
Family Dollar	Retail	8,470	10.6%	$87,115	12/31/2023	12/31/2028

Occupancy data for the five preceding years (as of December 31) was as follows:

	2022	2021	2020	2019	2018
Occupancy Rate (1)	91.2%	89.3%	85.3%	83.8%	80.6%
(1)	Occupancy rates for 2018 through 2021 are derived from data from the prior owner.

Average effective annual rent per square foot for the five preceding years was as follows:

	2022	2021	2020	2019	2018
Average Effective Annual Rent Per Square Foot (1)	$9.68	$9.60	$9.10	$8.88	$8.32
(1)	Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements or rent deferrals. For the year ended December 31, 2022, we owned the Salisbury Marketplace Property for approximately six months. The average annual rent per square foot is based on rents from the prior owner for period from January, 2022 through June, 2022 and on rents from our ownership period from July, 2022 through December, 2022. Average effective rent per square foot for 2018 through 2021 are based on rents from the prior owner.

Lease expirations in the next 10 years are as follows:

	2023	2024	2025	2026	2027	2028	2029	2030	2031	2032
Leases Expiring	1	3	3	3	1	—	1	—	—	1

Square Footage	8,470	3,750	4,750	8,050	12,500	—	1,200	—	—	31,762

Annual Rent (1)	$87,115	$53,501	$71,721	$119,135	$113,850	$—	$22,056	$—	$—	$324,096

Percentage of Aggregate Annual Rent (2)	11.3%	6.9%	9.3%	15.4%	14.7%	—%	2.9%	—%	—%	42.0%
(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2022 rent.

Wells Fargo Mortgage Facility

On June 13, 2022, our company entered into a mortgage loan facility with Wells Fargo Bank in the principal amount of $18,609,500. The proceeds from this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property. The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule, is $103,438. Our company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a minimum debt yield of 9.5% on the Salisbury Marketplace, Lancer Center and Greenbrier Business Center properties, and the maintenance of liquid assets of not less than $1,500,000.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “MDRR” since November 28, 2018. Prior to that time, there was no public market for our common stock. On March 9, 2023, the closing sale price of our common stock on the Nasdaq Capital Market was $0.87.  On December 31, 2022, we had approximately 12,335 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

We generally intend to continue to declare quarterly dividends on our common stock, subject to our Board’s discretion and applicable law. The actual amount and timing of dividends, however, will be at the discretion of our Board and will depend upon our financial condition in addition to the requirements of the Internal Revenue Code of 1986 (the “Code”), and no assurance can be given as to the amounts or timing of future distributions, if any. From time to time, our Board may approve the repurchase of our shares of common stock or Series A Preferred Stock, par value $0.01 per share, through open market purchases or otherwise.

On July 11, 2022, we received a deficiency letter (the “Deficiency Letter”) from the Nasdaq Listing Qualifications Department (the “Staff”) of Nasdaq notifying us that, for the last thirty (30) consecutive business days, the closing bid price for our common stock had been below the minimum $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550 (a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were given one hundred and eighty (180) calendar days, or until January 9, 2023, to regain compliance with the Minimum Bid Price Requirement.

On January 10, 2023, we received a letter (the “Second Notification”) from Nasdaq notifying us that, while we had not regained compliance with the Minimum Bid Price Requirement, the Staff determined that we are eligible for an additional 180 calendar day period, or until July 10, 2023 (the “Second Compliance Period”), to regain compliance. The Staff’s determination was based on (i) our meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and (ii) our written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If at any time during the Second Compliance Period, the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide us with written confirmation of compliance. If compliance with the Minimum Bid Price Requirement cannot be demonstrated by July 10, 2023, the Staff will provide written notification that our common stock will be delisted. At that time, we may appeal the Staff’s determination to a Hearings Panel.

Neither the Deficiency Letter or the Second Notification had any effect on the listing of our common stock, and our common stock continues to trade on The Nasdaq Capital Market under the symbol “MDRR”.  We intend to continue to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

Recent Sales of Unregistered Securities

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

Issuer Repurchases of Equity Securities

On December 21, 2021, our Board authorized a share repurchase program whereby we may repurchase up to 500,000 shares of our common stock for a maximum price of $4.80 per share.  As of December 31, 2022, our company had repurchased 268,070 shares of our common stock at a total cost of $278,277 and an average price of $1.038 per share.  During the three months ended December 31, 2022, our company did not make any share repurchases.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with, the consolidated financial statements and the related notes thereto of Medalist Diversified REIT, Inc. contained in this Annual Report.

This following discussion and analysis of financial condition and results of operations contains forward-looking statements that involve risks, uncertainties and assumptions. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the risks, uncertainties and assumptions associated with those statements. Our actual results may differ materially from those expressed or implied in the forward-looking statements as a result of various factors.

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

Our company was formed to acquire, reposition, renovate, lease and manage income-producing properties, with a primary focus on (i) commercial properties, including flex-industrial and retail properties, (ii) multi-family residential properties and (iii) limited-service hotel properties in secondary and tertiary markets in the southeastern part of the United States, with an expected concentration in Virginia, North Carolina, South Carolina, Georgia, Florida and Alabama. We may also pursue, in an opportunistic manner, other real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, and indirect investments in real property, such as those that may be obtained in a joint venture. While these types of investments are not intended to be a primary focus, we may make such investments in our Manager’s discretion.

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

As of December 31, 2022, our company owned and operated eight investment properties, the Shops at Franklin Square (the “Franklin Square Property”), a 134,239 square foot retail property located in Gastonia, North Carolina, the Hanover North Shopping Center (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 164,012 square foot retail property located in Goldsboro, North Carolina, Brookfield Center (the “Brookfield Center Property”), a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina, the Lancer Center, a 181,590 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), the Greenbrier Business Center (the “Greenbrier Business Center Property”), an 89,280 square foot mixed-use industrial/office property located in Chesapeake, Virginia, Parkway 3 & 4 (the “Parkway Property”), a 64,109 square foot mixed-use industrial office property located in Virginia Beach, Virginia, and the Salisbury Marketplace Shopping Center, a 79,732 square foot retail property located in Salisbury, North Carolina (the “Salisbury Marketplace Property”).  As of December 31, 2022, we owned 84% of the Hanover Square Property as a tenant in common with a noncontrolling owner which owned the remaining 16% interest and 82% of the Parkway Property as a tenant in common with a noncontrolling owner which owns the remaining 18% interest.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have investments. As of December 31, 2022, our reportable segments were retail center properties, flex center properties, and hotel properties.  Although we sold our interest in the Clemson Best Western Hotel Property on September 29, 2022, we continue to include hotel properties as a third reportable segment for the years ended December 31, 2022 and 2021.

Recent Trends and Activities

Sale of the Clemson Best Western Property

On September 29, 2022, our company sold its interest in the Clemson Best Western Property, a 148 room hotel on 5.92 acres in Clemson, South Carolina, to an unrelated purchaser for $10,015,000.  During the three months ended March 31, 2021, our company reclassified the Clemson Best Western Property as assets held for sale.  As part of our continuing evaluation of the amounts previously used for the estimated fair value of the Clemson Best Western asset group that had been reclassified as assets held for sale, during the three months ended March 31, 2022, our company recorded an impairment charge of $175,671 associated with this reclassification.  As a result of the closing of the sale of the Clemson Best Western Property on September 29, 2022, our company recognized a loss on sale of investment properties of $421,096 for the year ended December 31, 2022.

Sale of the Hampton Inn Property

On August 31, 2021, our company sold its interest in the Hampton Inn Property, a 125-room hotel on 2.162 acres in Greensboro, North Carolina, to an unrelated purchaser for $12,900,000.  At the time of the sale, our company owned a 78% interest in the Hampton Inn Property as a tenant in common with a noncontrolling owner who owned the remaining 22% interest.  During the year ended December 31, 2020, our company reclassified the Hampton Inn Property as assets held for sale and recognized an impairment charge of $3,494,058 associated with this reclassification.  As a result of the closing of the sale of the Hampton Inn Property on August 31, 2021, our company recognized a gain on sale of investment properties of $124,641 for the year ended December 31, 2021.

2022 Investment Property Acquisitions

Salisbury Marketplace Property

On June 13, 2022, we completed our acquisition of the Salisbury Marketplace Property, a 79,732 square foot retail property located in Salisbury, North Carolina, through a wholly-owned subsidiary.  The Salisbury Marketplace Property, built in 1986, was 91.2% leased as of December 31, 2022, and is anchored by Food Lion, Citi Trends and Family Dollar.  The purchase price for the Salisbury Marketplace Property was $10,025,000 paid through a combination of cash provided by our company and the incurrence of new mortgage debt.  Our company’s total investment was $10,279,714 and we incurred $254,714 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

2021 Investment Property Acquisitions

Lancer Center

On May 14, 2021, we completed our acquisition of the Lancer Center Property, a 181,590 square foot retail property located in Lancaster, South Carolina, through a wholly-owned subsidiary. The Lancer Center Property, built in 1987, was 100% leased as of December 31, 2022 and is anchored by KJ’s Market, Big Lots, Badcock Furniture, and Harbor Freight.  The purchase price for the Lancer Center Property was $10,100,000, less a $200,000 credit to our company for major repairs, paid through a combination of cash provided by our company and the incurrence of new mortgage debt. Our company’s total investment, including $143,130 of loan issuance costs, was $10,205,385. We incurred $305,385 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Greenbrier Business Center

On August 27, 2021, we completed our acquisition of the Greenbrier Business Center Property, an 89,290 square foot mixed-use industrial/office property, through a wholly-owned subsidiary. The Greenbrier Business Center Property, built in 1987, was 79.9% leased as of December 31, 2022 and is anchored by Bridge Church.  The purchase price for the Greenbrier Business Center Property was $7,250,000, paid through a combination of cash provided by our company and the assumption of mortgage debt. Our total investment, including $13,400 of loan issuance costs, was $7,578,762. Our company incurred $178,763 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Parkway Property

On November 1, 2021, we completed our acquisition of the Parkway 3 & 4 property, a 64,109 square foot, two building portfolio in Virginia Beach, Virginia (the “Parkway Property”) through a wholly-owned subsidiary.  The Parkway Property, built in 1984, was 100% leased as of December 31, 2022.  Major tenants include the City of Virginia Beach and GBRS Group.  The purchase price for the Parkway Property was $7,300,000, paid through a combination of $2,138,795 in cash provided by our company, $469,492 in cash provided by an unaffiliated non-controlling interest, and the incurrence of a new mortgage payable of $5,100,000.  Our company’s total investment, including the investment of the non-controlling interest and $110,263 of loan issuance costs, was $7,598,024.  We incurred $298,024 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Wells Fargo Mortgage Facility

On June 13, 2022, our company, through its wholly-owned subsidiaries, entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500.  The proceeds of the Wells Fargo Mortgage Facility were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property.  The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term.  The monthly payment, which includes interest at the fixed rate, and principal, based on a 25-year amortization schedule, is $103,438.  Our company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility.  The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis and a minimum debt yield of 9.5% on the Salisbury Marketplace, Lancer Center and Greenbrier Business Center properties, and to maintain liquid assets of not less than $1,500,000 on deposit with Wells Fargo Bank.  As of December 31, 2022, our company believes that it is compliant with these covenants.

Wells Fargo Line of Credit

On June 13, 2022, our company, through its wholly owned subsidiaries, entered into a loan agreement with Wells Fargo Bank for a $1,500,000 line of credit (the “Wells Fargo Line of Credit”).  As of December 31, 2022, the Wells Fargo Line of Credit had an outstanding balance of $0.  Outstanding balances on the Wells Fargo Line of Credit will bear interest at a floating rate of 2.25% above the daily secured overnight financing rate (“SOFR”).  The Wells Fargo Line of Credit has a one-year, renewable term, is unconditionally guaranteed by our company, and any outstanding balances are secured by the Lancer Center Property, the Greenbrier Business Center Property and the Salisbury Marketplace Property.   We plan to use the Wells Fargo Line of Credit to help fund future acquisitions.

Equity Issuances

On April 13, 2021, our company issued and sold 8,000,000 Common Shares at an offering price of $1.50 per share. Net proceeds from the issuance totaled $10,886,337, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and estimated legal and accounting fees.

Shelf Registration

On June 21, 2021, our company filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission (“SEC”). The shelf registration statement is intended to provide additional flexibility to finance future business opportunities through timely and cost-effective access to capital markets. Under the shelf registration statement, our company may, from time to time, issue common stock up to an aggregate amount of $150 million. The shelf registration statement was declared effective by the SEC on July 27, 2021.

Standby Equity Purchase Agreement

On November 17, 2021, our company entered into a Standby Equity Purchase Agreement (the “SEPA”) with a financing entity. Under the SEPA, our company may sell up to $6,665,299 of our shares of common stock at our request any time during the 36 months following the execution of the SEPA. Any shares purchased pursuant to the SEPA would be purchased at 96.5% of the market price (as defined in the SEPA), subject to certain limitations, including that the financing entity could not purchase any shares that would result in it owning more than 4.99% of our company’s outstanding common stock.  As of December 31, 2022, our company has generated net proceeds of $1,538,887 from the issuance of 1,445,400 shares of our common stock at an average price of $1.065 per share under the SEPA.

Issuance Date	Shares Issued	Price Per Share	Total Proceeds
March 3, 2022	90,600	$1.088	$98,574
March 14, 2022	276,190	1.050	290,000
March 17, 2022	278,810	1.076	300,000
March 21, 2022	474,068	1.055	500,000
April 1, 2022	325,732	1.075	350,313
Total	1,445,400	$1.065	$1,538,887

Common Stock Repurchase Plan

In December 2021, our Board approved a program to purchase up to 500,000 shares of our common stock in the open market, up to a maximum price of $4.80 per share (the “Common Stock Repurchase Plan”). The Common Stock Repurchase Plan does not obligate our company to acquire any particular amount of shares, and the Common Stock Repurchase Plan may be suspended or discontinued at any time at our discretion. As of December 31, 2022, we have repurchased a total of 268,070 shares of our common stock on the open market under the Common Stock Repurchase Plan at an average price of $1.038 per share.

Purchase Date	Shares Purchased	Price Per Share	Total Cost
January 4, 2022	400	$1.060	$424
January 5, 2022	48,205	1.060	51,093
January 6, 2022	100,000	1.046	104,556
January 7, 2022	30,000	1.050	31,500
January 10, 2022	50,000	1.020	51,000
January 14, 2022	100	1.010	101
January 21, 2022	39,365	1.006	39,603
Total	268,070	$1.038	$278,277

Common stock grants under the 2018 Equity Incentive Plan

On March 16, 2021, the Compensation Committee approved a grant of 40,356 shares of our common stock to our company’s three independent directors, and a grant of 26,900 shares to the chief financial officer of our company under the Medalist Diversified REIT, Inc. 2018 Equity Incentive Plan (the “Equity Incentive Plan”). The effective date of the grants was March 16, 2021. The shares of common stock granted vest immediately and are unrestricted. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the shares of common stock vested immediately, the fair value of the grants, or $149,981, was recorded to share based compensation expense on our consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of our shares of common stock on the effective date of the grant.

On March 2, 2022, the Compensation Committee approved a grant of 60,000 shares of our common stock to two employees of our Manager who also serve as directors of our company, a grant of 90,000 shares of our common stock to our company’s three independent directors, and a grant of 60,000 shares to the chief financial officer of our company under the Equity Incentive Plan. The effective date of the grants was March 2, 2022. The shares of common stock granted vest immediately and are unrestricted. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares vested immediately, the fair value of the grants, or $233,100, was recorded to share based compensation expense on our consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of our shares of common stock on the effective date of the grant.

On November 22, 2022, the Compensation Committee approved a grant of 76,434 shares of our common stock to two employees of our Manager who also serve as directors of our company, a grant of 114,651 shares of our common stock to our company’s three independent directors, a grant of 76,433 shares to the chief financial officer of our company, and a grant of 50,956 shares of our common stock to the vice president and senior accountant of our company under the Equity Incentive Plan. The effective date of the grants was November 22, 2022. The shares of common stock granted vest immediately and are unrestricted. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the shares of common stock vested immediately, the fair value of the grants, or $250,000, was recorded to share based compensation expense on our consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of our shares of common stock on the effective date of the grant.

Financing Activities

Mortgages payable

Our company financed its acquisitions of its investment properties through mortgages, as follows:

	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2022	2021
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Hanover Square (b)	$56,882	4.25%	December 2027	9,877,867	10,134,667
Ashley Plaza (c)	$52,795	3.75%	September 2029	10,930,370	11,127,111
Brookfield Center (d)	$22,876	3.90%	November 2029	4,663,206	4,758,344
Parkway Center (e)	$19,720	Variable	October 2026	4,992,427	5,090,210
Wells Fargo Facility (f)	$103,438	4.50%	June 2027	18,351,981	—
Lancer Center (g)				—	6,488,034
Greenbrier Business Center (h)				—	4,495,000
Total mortgages payable				$62,065,851	$55,343,366

Amounts presented do not reflect unamortized loan issuance costs.

(a)

The original mortgage loan for the Franklin Square Property matured on October 6, 2021. Effective on October 6, 2021, our company entered into a forbearance agreement with the current lender extending the maturity date for thirty days with a right to extend the maturity date for an additional thirty days. On November 8, 2021, we closed on a new loan in the principal amount of $13,250,000 which bears interest at a fixed rate of 3.808%, has a ten-year term, and matures on December 6, 2031.  In addition to the funds from the new loan, our company used $2,242,273 in cash on hand for closing costs and to repay the remaining balance of the original mortgage loan. Our company has guaranteed the payment and performance of the obligations of the new loan.  The new mortgage loan bears interest at a fixed rate of 3.808% and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a thirty-year amortization schedule.  Our company accounted for this refinancing transaction in accordance with debt extinguishment accounting in accordance with ASC 470.  The new mortgage includes covenants for our company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and to maintain liquid assets of no less than $1,000,000.  As of December 31, 2022 and 2021, respectively, our company believes that we are compliant with these covenants.

(b)

The mortgage loan for the Hanover Square Property bore interest at a fixed rate of 4.25% until January 1, 2023, when the interest rate adjusted to a fixed rate of 6.94%, which was determined by adding 3.00% to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25%. As a result of the interest rate change, as of February 1, 2023, the fixed monthly payment of $56,882 increased to $78,098 which includes interest at the fixed rate, and principal, based on a twenty-five -year amortization schedule.  The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 and (ii) maintain a loan-to-value of real estate ratio of 75%.  As of December 31, 2022 and 2021, respectively, our company believes that we are compliant with these covenants.

(c)

The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.

(d)

The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90% and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.

(e)

The mortgage loan for the Parkway Property bears interest at a variable rate based on LIBOR with a minimum rate of 2.25%.  The interest rate payable is the ICE LIBOR rate plus 225 basis points.  As of December 31, 2022 and 2021, the rate in effect for the Parkway Property mortgage was 6.3701% and 2.3493%, respectively. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule.  On October 28, 2021, our company entered into an Interest Rate Protection Transaction to limit our exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property. Under this agreement, our interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%.  For the period from September 1, 2022 through December 31, 2022, the effective rate for the Parkway Property mortgage exceeded the 5.25% cap, and payments from the Interest Rate Protection Transaction resulted in a net interest expense based on the 5.25% cap rate.  Payments to our company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on our company’s consolidated statements of operations for the year ended December 31, 2022.  No such payments were received during the year ended December 31, 2021 because the interest rate in effect did not exceed the interest rate cap.

(f)

On June 13, 2022, our company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500.  The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property (see notes (g) and (h), below).  The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term.  The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five -year amortization schedule, is $103,438.  Our company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility.  The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis and a minimum debt yield of 9.5% on the Salisbury Marketplace, Lancer Center and Greenbrier Business Center properties, and to maintain liquid assets of not less than $1,500,000.  As of December 31, 2022, our company believes that we are compliant with these covenants.

(g)

On June 13, 2022, our company refinanced the mortgage loan for the Lancer Center Property, using proceeds from the Wells Fargo Mortgage Facility discussed above.  Our company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for year ended December 31, 2022, recorded a loss on extinguishment of debt of $113,282.  The original mortgage loan for the Lancer Center Property bore interest at a fixed rate of 4.00%.  The monthly payment was $34,667 which includes interest at the fixed rate and principal, based on a twenty-five-year amortization schedule.

(h)

On June 13, 2022, our company refinanced the mortgage loan for the Greenbrier Business Center Property, using proceeds from the Wells Fargo Mortgage Facility discussed above. Our company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for year ended December 31, 2022, recorded a loss on extinguishment of debt of $56,393.  Our company assumed the original mortgage loan for the Greenbrier Business Center Property from the seller. The original mortgage loan bore interest at a fixed rate of 4.00% and would have been interest only until August 1, 2022, at which time the monthly payment would have become $23,873, which would have included interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule.

Our company financed its acquisitions of the Clemson Best Western Property, which is classified under assets held for sale on our company’s consolidated balance sheets as of December 31, 2021, through a $7,750,000 mortgage which, as of December 31, 2021, was recorded as mortgages payable, net, associated with assets held for sale, on our consolidated balance sheets.  Due to the sale of the Clemson Best Western Hotel Property on September 29, 2022, our company’s mortgages payable, net, associated with assets held for sale was $0 as of December 31, 2022, on our consolidated balance sheets.

				Balance
	Monthly	Interest		December 31,	December 31,
Property	Payment	Rate	Maturity	2022	2021
Clemson Best Western (a)	Interest only	Variable	October 2022	—	7,750,000

Amounts presented do not reflect unamortized loan issuance costs.

(a)

As of March 31, 2021, our company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale.  The mortgage loan for the Clemson Best Western Property bore interest at a variable rate based on LIBOR with a minimum rate of 7.15%. The interest rate payable was the USD LIBOR one-month rate plus 4.9%. As of December 31, 2022 and 2021, respectively, the rate in effect for the Clemson Best Western Property mortgage was 7.15%. On September 29, 2022, our company sold the Clemson Best Western Property and repaid the Clemson Best Western Property mortgage payable. Our company accounted for the repayment of the mortgage payable under debt extinguishment accounting in accordance with ASC 470.  During the year ended December 31, 2022, our company recorded a loss on extinguishment of debt of $219,532, consisting of $84,900 in fees paid to the lender and a write off of $134,632 of unamortized loan issuance costs.

Our Company incurred $227,164 in expenses related to our efforts to refinance of the Clemson Best Western Property mortgage payable in anticipation of its October 6, 2022 maturity, had we not successfully closed on the sale of the Clemson Best Western Property on September 29, 2022.  These expenses for lender fees and other third-party costs are recorded as other expenses on our company’s consolidated statement of operations for the year ended December 31, 2022.  No such expenses were recorded during the year ended December 31, 2021.

Convertible debenture issuance

On October 27, 2020, our company entered into a definitive agreement with a financing entity to issue and sell convertible debentures in an aggregate principal amount of up to $5 million pursuant to a private offering exempt from registration under the Securities Act of 1933, as amended. The debentures were issued at a 5% discount to the principal amount, accrue interest at a rate of 5% per annum (payable at maturity), and were closed in three separate tranches as follows: (i) convertible debenture of $1.5 million issued and sold on October 27, 2020 upon the signing of the definitive agreement, (ii) convertible debenture of $2.0 million issued and sold on December 22, 2020 upon the filing of a registration statement with the U.S. Securities and Exchange Commission (“SEC”) relating to the shares of common stock that may be issued upon the conversion of the convertible debentures, and (iii) convertible debenture of $1.5 million issued and sold on January 5, 2021, the date the registration statement was declared effective by the SEC. The second and third closings of the convertible debentures were subject to our company successfully obtaining approval from its common stockholders for the issuance of shares of common stock that may be issued upon the conversion of the convertible debentures.  Net proceeds from the issuance and sale of the convertible debentures totaled $4,231,483.

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

Since March 2020, our company’s investment properties have been significantly impacted by (i) measures taken by local, state and federal authorities to mitigate the impact of COVID-19, such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders and (ii) significant changes in consumer behavior and business and leisure travel patterns. While most of the measures have been relaxed by the respective governmental authorities, with the uncertainty resulting from the continued mutation of COVID-19 into new variants and the possibility of the re-imposition of mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders by some governmental authorities, and the possibility that changes in consumer behavior and business and leisure travel patterns will continue, the negative impact on room demand for our hotel properties, if any, and consumer demand for the goods and services of our retail tenants within our portfolio could continue to be significant in future periods.

Retail Center and Flex Center Properties

As of the date of this Annual Report, all of the tenants in our company’s retail properties and flex properties are open.

As is the case with retail landlords across the U.S., our company received a number of rent relief requests from tenants which were impacted by mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders and significant changes in consumer behavior.  Our company evaluated each of these requests on a case-by-case basis. During the period following the onset of the COVID-19 pandemic, from March 2020 through December 2020, our company granted lease concessions in the form of (i) rent deferrals or (ii) rent abatements.  The deferral and abatement agreements have reduced the rent revenues our company has recognized in all subsequent periods, including during the years ended December 31, 2022 and 2021, and are expected to reduce the rent revenues our company expects to receive in future periods.

Under the rent deferral agreements, all of which were reached during the year ended December 31, 2020, our company granted rent deferrals to various tenants in return for an agreement by the tenants to repay deferred and unpaid rent over a specified time period or before a certain date.  Deferred rent is recognized as retail center property revenues or flex center property revenues on our company’s consolidated statement of operations and as rent and other receivables on our company’s consolidated balance sheets.  As of December 31, 2022, all rent deferral periods have ended and, in all cases, tenants have commenced repayment of the deferred rent amounts.  As of the date of this Annual Report, all tenants are current on their deferred rent repayment.

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

While our company’s rent collections from our retail and flex center properties have stabilized, the extent of the continued impact of COVID-19  and its new variants on revenues from our company’s retail and flex center properties and tenants remains uncertain and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the continued efficacy of vaccines against new variants, development and deployment of treatments, and potential mutations of COVID-19 and the response thereto.

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

Hotel Properties

Beginning in March 2020, COVID-19 caused widespread cancellations of both business and leisure travel throughout the United States, resulting in significant decreases in our company’s revenues from the Hampton Inn Property (which our company sold on August 31, 2021) and the Clemson Best Western Property (which our company sold on September 29, 2022), and the hospitality industry as a whole.  During our company’s ownership of these properties, both were specifically subject to significant decreases in occupancy and revenues due to the impact of COVID-19 on business and leisure travel and generally subject to seasonal variations in occupancy and revenues.  Despite our company’s decision to sell our hotel properties, we have not removed hotel properties from our investment policy and will consider future opportunistic acquisitions of hotel properties in the future.  Accordingly, should we make future investments in hotel properties, these investments could be subject to material impacts on occupancy and revenues from possible future outbreaks of COVID-19 and seasonality fluctuations in occupancy and revenues.

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

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we have no off-balance sheet arrangements.

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

Accounting for Leases

Our company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) on January 1, 2022 using the modified retrospective approach within ASU 2018-11, which allows for the application date to be the beginning of the reporting period in which the entity first applies the new standard. Our company historically has not been and is not currently a “lessee” under any lease agreements, and thus did not have any arrangements requiring the recognition of lease assets or liabilities on its balance sheet.  As a “lessor”, our company has active lease agreements with over 100 tenants across our portfolio of investment properties.

Upon the adoption of ASC No. 842, our company has elected the practical expedient permitting lessors to elect by class of underlying asset to not separate non-lease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC No. 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. Our company assessed the criteria above with respect to our operating leases and determined that they qualify for the non-separation practical expedient. As a result, we have accounted for and presented the revenues from these leases, including tenant reimbursements, as a single line item on our consolidated statements of operations for year ended December 31, 2022.  For comparability, we have adjusted our comparative consolidated statement of operations for the year ended December 31, 2021, to conform to the 2022 financial statement presentation.

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

We have concluded that it is probable that we will be able to meet our obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance. For additional information regarding our company’s liquidity, see Note 5 – Loans Payable and Note 8 – Commitments and Contingencies in the notes to our company’s consolidated financial statements.

Liquidity and Capital Resources

Our business model is intended to drive growth through acquisitions. Access to the capital markets is an important factor for our continued growth and success.  Our primary liquidity needs are funding for (1) operations, including operating expenses, corporate and administrative costs, payment of principal of, and interest on, outstanding indebtedness, and escrow and reserve payments associated with long-term debt financing for our properties; (2) investing needs, including property acquisitions and recurring capital expenditures; and (3) financing needs, including cash dividends and debt repayments.

Internal liquidity to fund operating needs are expected to be provided primarily by the rental receipts from our retail properties and flex center property.  During the year ended December 31, 2022, the COVID-19 pandemic continued to impact our financial and operational results that provide the liquidity for operating needs. Our company’s retail property and flex property rent revenues continued to be impacted by rent abatement agreements and other concessions.  However, our Clemson Best Western Property saw increased revenues resulting from the occupancy agreement with Clemson University, which ended on May 15, 2022.  During the transitional period between the end of this occupancy agreement and the reopening of normal hotel operations on June 24, 2022, the Clemson Best Western Property’s revenues were significantly impacted while marketing and sales efforts resulted in increased demand and revenues and hotel operations returned to normal.  Our company sold the Clemson Best Western Property on September 29, 2022.

The full extent of the impact of the COVID-19 pandemic on our company’s liquidity will be dictated by, among other things, its nature, duration and scope, the success of efforts to contain the spread of COVID-19 and the impact of actions taken in response to the pandemic including travel bans and restrictions, quarantines, shelter in place orders, the promotion of social distancing and limitations on business activity, including business closures. New variants of COVID-19, including the omicron variant and sub-variants, and continued resistance to vaccination could result in the re-imposition of limitations on business activity, travel and other restrictions that could increase the extent of the impact on our investment properties. Possible future declines in rental rates and expectations of future rental concessions, including granting free rent to induce tenants to renew their leases early, to retain tenants who are up for renewal, or to attract new tenants, or requests from tenants for rent abatements during periods when they are severely impacted by the COVID-19 pandemic, may result in decreases in our cash flows from our retail and flex properties. At this point, the extent to which the COVID-19 pandemic may continue to impact the economy and our business is uncertain, but pandemics or other significant public health events could have a material adverse effect on our business, results of operations and internal liquidity in the future.

Cash Flows

At December 31, 2022, our consolidated cash and restricted cash on hand totaled $5,662,853 compared to consolidated cash on hand of $7,383,977 at December 31, 2021. Cash from operating activities, investing activities and financing activities for the year ended December 31, 2022 are as follows:

Operating Activities

During the year ended December 31, 2022 our cash provided by operating activities was $1,194,626 compared to cash provided by operating activities of $832,613 for the year ended December 31, 2021, an increase of cash provided by operating activities of $362,013.

Cash flows from operating activities has two components. The first component consists of net operating loss adjusted for non-cash operating activities. During the year ended December 31, 2022, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $1,631,040.  During the year ended December 31, 2021, operating activities adjusted for non-cash items resulted in net cash provided in operating activities of $1,040,512.  The increase of $590,528 in cash flows from operating activities for the year ended December 31, 2022 was a result of improved operating performance across all property types, as well as cash flows from our company’s acquisition of the Lancer Center Property, which was acquired on May 14, 2021, the Greenbrier Business Center Property, which was acquired on August 27, 2021, the Parkway Property, which was acquired on November 1, 2021, and the Salisbury Marketplace Property, which was acquired on June 13, 2022.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations.  During the year ended December 31, 2022, net changes in asset and liability accounts resulted in $436,414 in cash used operations. During the year ended December 31, 2021, net changes in asset and liability accounts resulted in $207,899 in cash used operations. This increase of $228,515 in cash used in operations resulting from changes in assets and liabilities is a result of decreased changes in accounts payable and accrued liabilities of $196,536, increased changes in other assets of $143,930, decreased changes in unbilled rent of $48,763, offset by decreased changes in rent and other receivables, net, of $63,188.

The net of (i) the $590,528 increase in cash provided by operations from the first category and (ii) the $228,515 increase in cash provided by operations from the second category results in a total increase of cash provided in operations of $362,013 for the year ended December 31, 2022.

Investing Activities

During the year ended December 31, 2022, our cash used in investing activities was $9,319,181, compared to cash used in investing activities of $19,142,727 during the year ended December 31, 2021, a decrease in cash used in investing activities of $9,823,546. During the year ended December 31, 2022, cash used in investing activities consisted of $10,279,714 used for the acquisition of the Salisbury Marketplace Property, $1,019,304 in capitalized expenditures, including $274,662 in building improvements, $300,332 in capitalized leasing commissions, $253,887 in furniture, fixtures and equipment for the Clemson Best Western Hotel property, $177,373 in capitalized tenant improvements, and $13,050 in site improvements, offset by $1,979,837 in cash received from the disposal of investment properties.  During the year ended December 31, 2021, cash used in investing activities consisted of $20,750,571 used for the acquisition of the Lancer Center Property, Greenbrier Business Center Property and the Parkway Property, $536,685 in capitalized expenditures, including $230,403 in building improvements, $62,504 in capitalized leasing commissions, $78,400 in site improvements, $132,379 in tenant improvements, and $32,999 in furniture, fixtures and equipment for our

Clemson Best Western Hotel Property. Cash used in investing activities was offset by cash received from the disposal of investment properties of $2,144,529.

The non-cash investing activity during the year ended December 31, 2022 was $1,455,777 in restricted cash that was released upon the repayment of the Clemson Best Western Property mortgage payable.  The non-cash investing activity for the year ended December 31, 2021, that did not affect our cash provided by investing activities, was the transfer of investment properties, net, to assets held for sale, net of $9,683,555.

Financing Activities

During the year ended December 31, 2022, our cash provided by financing activities was $6,403,431 compared to cash provided by financing activities of $20,597,163 during the year ended December 31, 2021, a decrease in cash provided by financing activities of $14,193,732.  During the year ended December 31, 2022, financing activities generated $18,477,304 in net proceeds from mortgages payable and $1,538,887 in net proceeds, after issuance costs, from common stock issuances under our SEPA (see above), offset by cash used in financing activities, including dividends and distributions of $1,309,180, mortgage debt principal payments of $11,932,137 (including $10,962,483 of cash used to refinance the Lancer Center, Greenbrier Business Center and Parkway properties and $969,654 in normal, monthly principal payments for our company’s other mortgages), repurchases of our company’s common stock of $286,543, including costs and fees, and $84,900 in lender fees associated with the repayment of the Clemson Best Western Property mortgage payable at the closing of its sale on September 29, 2022.

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

There were no non-cash financing activities during the year ended December 31, 2022.  Non-cash financing activities for the year ended December 31, 2021, that did not affect our cash provided by financing activities were the conversion of convertible debentures and accrued interest totaling $5,058,788 into common stock, the transfer of the mortgage payable, net, of $7,592,931, for the Clemson Best Western Property from mortgages payable, net, to mortgages payable, net, associated with assets held for sale on our consolidated balance sheets, the assumption of the $4,481,600 mortgage payable, net, from the seller of the Greenbrier Business Center Property, and the $176,300 forgiveness of the Hampton Inn Property’s note payable under the SBA PPP loan program.

Future Liquidity Needs

Liquidity for general operating needs and our company’s investment properties is generally provided by the rental receipts from our retail properties and flex center property, and revenues from our hotel properties, if any. We expect to provide any liquidity for growth (acquisition of new investment properties) by raising additional investment capital. In addition, our company continually reviews and evaluates its outstanding mortgages payable for refinancing opportunities. While some of our mortgages payable are not pre-payable, some mortgages payable may present opportunities for refinancing.

The primary, non-operating liquidity need of our company is $176,810 to pay the dividends and distributions to common shareholders and operating partnership unit holders, and $100,000 to pay the dividends to holders of our mandatorily redeemable preferred stock that were declared on January 10, 2023 and payable January 27, 2023 to holders of record on January 24, 2023, and $1,100,597 in principal payments due on its mortgages payable during the 12-month period from January 1, 2023 through December 31, 2023.  In addition to liquidity required to fund these principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. Our company plans to pay these obligations through a combination of cash on hand, potential dispositions and operating cash.

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

To meet these future liquidity needs, we have the following resources:

•	$3,922,136 in unrestricted cash as of December 31, 2022
•	$1,740,717 held in lender reserves for the purposes of tenant improvements, leasing commissions, real estate taxes and insurance premiums
•	cash generated from operations during the year ended December 31, 2023, if any; and
•

Potential proceeds from issuances of common stock under our shelf registration or under the Standby Equity Purchase Agreement (see note 7 of the notes to the consolidated financial statements), although there is no guarantee that any such issuances will be successful in raising additional funds.

Results of Operations

Year ended December 31, 2022

Revenues

Total revenue was $11,091,325 for the year ended December 31, 2022, consisting of $7,053,757 in revenues from retail center properties, $1,507,649 from hotel properties and $2,529,919 from flex center properties. Total revenues for the year ended December 31, 2022 decreased by $381,224 over the year ended December 31, 2021, resulting from decreased hotel property revenues from (i) the sale of our company’s Hampton Inn Property in August 2021 and (ii) the termination of the Clemson University occupancy agreement for our Clemson Best Western Property, offset by increased revenues from our company’s acquisition of the Lancer Center, Parkway, Greenbrier Business Center and Salisbury Marketplace properties.

	For the year ended
	December 31,		Increase /
	2022	2021	(Decrease)
Revenues
Retail center properties	$7,053,757	$5,634,396	$1,419,361
Hotel properties	1,507,649	4,635,331	(3,127,682)
Flex center properties	2,529,919	1,202,822	1,327,097
Total Revenues	$11,091,325	$11,472,549	$(381,224)

Revenues from retail center properties were $7,053,757 for the year ended December 31, 2022, an increase of $1,419,361 over retail center property revenues for the year ended December 31, 2021. All of our company’s existing retail properties experienced increased revenues, including $68,075 from the Ashley Plaza Property, $59,389 from the Hanover Square Property, and $230,540 from the Franklin Square Property.  In addition, our company experienced increased revenues of $506,524 resulting from owning the Lancer Center Property for the full year ended December 31, 2022, and $554,833 from the acquisition of the Salisbury Marketplace Property.

	For the year ended
	December 31,		Increase /
	2022	2021	(Decrease)
Retail Center Properties
Franklin Square Property	$2,105,337	$1,874,797	$230,540
Hanover Square Property	1,375,537	1,316,148	59,389
Ashley Plaza Property	1,742,362	1,674,287	68,075
Lancer Center Property	1,275,688	769,164	506,524
Salisbury Property	554,833	—	554,833
	$7,053,757	$5,634,396	$1,419,361

Revenues from hotel properties were $1,507,649 for the year ended December 31, 2022, a decrease of $3,127,682 from revenues from hotel properties for the year ended December 31, 2021, due to the sale of the Hampton Inn property on August 31, 2021 and a decrease of $1,186,599 in revenues from the Clemson Best Western Property due to the end of the Clemson University occupancy agreement on May 15, 2022 and the sale of the Clemson Best Western Property on September 29, 2022.

	For the year ended
	December 31,		Increase /
	2022	2021	(Decrease)
Hotel Properties
Hampton Inn Property	$—	$1,941,083	$(1,941,083)
Clemson Best Western Property	1,507,649	2,694,248	(1,186,599)
	$1,507,649	$4,635,331	$(3,127,682)

Revenues from the flex center properties were $2,529,919 for the year ended December 31, 2022, an increase of $1,327,097 over revenues from flex center properties for year ended December 31, 2022 due to increased revenues from the Greenbrier Business Center Property of $574,935 and the Parkway Property of $671,896, resulting from owning both properties for the full year ending December 31, 2022, and increased revenues from the Brookfield Center Property of $80,266.

	For the year ended
	December 31,		Increase /
	2022	2021	(Decrease)
Flex Center Properties
Brookfield Center Property	$835,842	$755,576	$80,266
Greenbrier Business Center Property	874,064	299,129	574,935
Parkway Center Property	820,013	148,117	671,896
	$2,529,919	$1,202,822	$1,327,097

Operating Expenses

Total operating expenses were $11,694,648 for the year ended December 31, 2022, consisting of $1,950,511 in expenses from retail center properties, $1,335,801 in expenses from hotel properties, $693,374 in expenses from the flex center properties, $483,100 in share-based compensation expenses, $1,627,881 in legal, accounting and other professional fees, $457,653 in corporate general and administrative expenses, a $36,670 loss on impairment, $175,671 in impairment of assets held for sale, $227,164 in expenses related to our efforts to refinance of the Clemson Best Western Property mortgage payable in anticipation of its October 6, 2022 maturity, had we not successfully closed on the sale of the Clemson Best Western Property on September 29, 2022, and $4,706,823 in depreciation and amortization.

	For the year ended
	December 31,		Increase /
	2022	2021	(Decrease)
Operating Expenses
Retail center properties (1)	$1,950,511	$1,557,319	$393,192
Hotel properties	1,335,801	3,102,951	(1,767,150)
Flex center properties (2)	693,374	344,395	348,979
Total Investment Property Operating Expenses	3,979,686	5,004,665	(1,024,979)
Share based compensation expenses	483,100	149,981	333,119
Legal, accounting and other professional fees (3)	1,627,881	1,465,199	162,682
Corporate general and administrative expenses	457,653	654,137	(196,484)
Loss on impairment	36,670	—	36,670
Impairment of assets held for sale	175,671	—	175,671
Other expenses	227,164	—	227,164
Depreciation and amortization	4,706,823	3,508,704	1,198,119
Total Operating Expenses	$11,694,648	$10,782,686	$911,962
(1)	Includes $38,401 and $38,346 of bad debt expense for the years ended December 31, 2022 and 2021, respectively.
(2)	Includes $8,531 and $678 of bad debt expense for the years ended December 31, 2022 and 2021, respectively.
(3)	Includes $593,218 and $275,209 in expenses paid to the Consultant pursuant to the Consulting Agreement for the years ended December 31, 2022 and 2021, respectively.

Operating expenses for retail center properties were $1,950,511 for the year ended December 31, 2022, an increase of $393,192 over retail center property operating expenses for the year ended December 31, 2021.  Increased operating expenses from the acquisition of the Lancer Center Property of $227,061 and the Salisbury Marketplace Property of $128,013, and from two of our existing properties, Franklin Square, which increased by $53,040, and Ashley Plaza which increased by $5,336, were offset by reduced expenses from the Hanover Square Property of $20,258.

	For the year ended
	December 31,		Increase /
	2022	2021	(Decrease)
Retail Center Properties
Franklin Square Property (1)	$721,852	$668,812	$53,040
Hanover Square Property (2)	310,990	331,248	(20,258)
Ashley Plaza Property (3)	334,460	329,124	5,336
Lancer Center Property (4)	455,196	228,135	227,061
Salisbury Property (5)	128,013	—	128,013
	$1,950,511	$1,557,319	$393,192
(1)	Includes bad debt expense of $211 and $7,526 for the years ended December 31, 2022 and 2021, respectively.
(2)	Includes bad debt expense of $0 and $13,267 for the years ended December 31, 2022 and 2021, respectively.
(3)	Includes bad debt expense of $7,302 and $12,069 for the years ended December 31, 2022 and 2021, respectively.
(4)	Includes bad debt expense of $14,771 and $5,484 for the years ended December 31, 2022 and 2021, respectively.
(5)	Includes bad debt expense of $16,117 and $0 for the years ended December 31, 2022 and 2021, respectively.

Operating expenses for hotel properties were $1,335,801 for the year ended December 31, 2022, a decrease of $1,767,150 from operating expenses from hotel properties for the year ended December 31, 2021.  Decreased hotel operating expenses of $1,701,451 resulting from the sale of the Hampton Inn Property and decreased operating expenses of $65,699 resulting from the sale of the Clemson Best Western Property on September 29, 2022.

	For the year ended
	December 31,		Increase /
	2022	2021	(Decrease)
Hotel Properties
Hampton Inn Property	$—	$1,701,451	$(1,701,451)
Clemson Best Western Property	1,335,801	1,401,500	(65,699)
	$1,335,801	$3,102,951	$(1,767,150)

Operating expenses from the flex center properties were $693,374 for the year ended December 31, 2022, an increase of $348,979 over flex center property operating expenses for the year ended December 31, 2021 due to increased operating expenses from the Greenbrier Business Center of $131,560 and Parkway Property of $210,612, resulting from owning both properties for the full year ended December 31, 2022, and slightly increased operating expenses from the Brookfield Center Property of $6,807.

	For the year ended
	December 31,		Increase /
	2022	2021	(Decrease)
Flex Center Properties
Brookfield Center Property (1)	$249,001	$242,194	$6,807
Greenbrier Business Center Property (2)	206,839	75,279	131,560
Parkway Center Property (3)	237,534	26,922	210,612
	$693,374	$344,395	$348,979

(1)	Includes $0 and $678 of bad debt expense for the years ended December 31, 2022 and 2021, respectively.
(2)	Includes $3,435 and $0 of bad debt expense for the years ended December 31, 2022 and 2021, respectively.
(3)	Includes $5,096 and $0 of bad debt expense for the years ended December 31, 2022 and 2021, respectively.

Operating (Loss) Income

Operating loss for the year ended December 31, 2022 was $1,413,626, a decrease of $2,228,130 over the operating income of $814,504 for the year ended December 31, 2021. This decrease was a result of (i) increased depreciation and amortization expenses of $1,198,119 from owning three properties (Lancer Center, Parkway and Greenbrier Business Center) for the full year ended December 31, 2022, and the acquisition of the Salisbury Marketplace Property, (ii) increased impairment of assets held for sale of $175,671 related to the Clemson Best Western Property, (iii) increased loss on impairment of $36,670, (iv) increased loss on extinguishment of debt of $389,207, (vi) increased share based compensation expenses of $333,119, (vii) increased legal, accounting and other professional fees of $162,682, (viii) increased loss on disposition of investment properties of $545,737 and (ix) increased other expenses of $227,164, offset by increased investment property operating income of $643,755 and decreased corporate general and administrative expenses of $196,484.

Interest Expense

Interest expense was $3,555,088 and $5,534,255 for the years ended December 31, 2022 and 2021, respectively, as follows:

	For the year ended
	December 31,		Increase/
	2022	2021	(Decrease)
Franklin Square	$539,940	$729,328	$(189,388)
Hanover Square	439,188	451,833	(12,645)
Hampton Inn	—	475,844	(475,844)
Ashley Plaza	436,731	444,711	(7,980)
Clemson Best Western	427,244	590,946	(163,702)
Brookfield Center	197,620	201,037	(3,417)
Lancer Center	127,107	183,997	(56,890)
Greenbrier Business Center	82,564	64,353	18,211
Parkway Center	201,824	21,733	180,091
Wells Fargo Mortgage Facility	479,989	—	479,989
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	622,881	604,383	18,498
Amortization and interest on convertible debentures	—	1,760,973	(1,760,973)
Other interest	—	5,117	(5,117)
Total interest expense	$3,555,088	$5,534,255	$(1,979,167)

Total interest expense for the year ended December 31, 2022 decreased by $1,979,167 over the year ended December 31, 2021. This decrease was a result of (i) decreased interest expense of $189,388 from the Franklin Square mortgage due to its refinancing in November 2021 at a lower interest rate and principal amount, (ii) decreased interest expense of $475,844 resulting from the sale of the Hampton Inn Property and $163,702 from the sale of the Clemson Best Western Property, (iii) decreased amortization and interest on convertible debentures of $1,760,973, (iv) slight decreases in interest expense for the Hanover Square mortgage of $12,645, the Ashley Plaza mortgage of $7,980, and the Brookfield Center mortgage of $3,417, and (v) decreased other interest of $5,117, offset by increased interest expense from the Wells Fargo Mortgage Facility, which refinanced the Lancer Center and Greenbrier Business Center mortgages payable, and financed the acquisition of the Salisbury Marketplace Property, acquisition of the Lancer Center Property, Parkway Property, Greenbrier Business Center Property and the Salisbury Marketplace Property (total increase in interest expense of $621,401 for the four properties, combined) and increased amortization of preferred stock issuance costs of $18,498.  Interest expense above includes non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock and the convertible debentures. See Note 5 of the accompanying notes to the consolidated financial statements.

Other Income

During the year ended December 31, 2022, other income was $236,500, a decrease of $124,969 from other income of $361,469 for the year ended December 31, 2021.  Other income for the year ended December 31, 2022 consisted of $220,881 in income related to the fair value change of the interest rate caps, interest income of $11,706 and miscellaneous income of $3,913.  Other income of $361,469 for the year ended December 31, 2021 consisted of $200,000 in lease termination fee income, $176,300 loan forgiveness of the Hampton Inn Property PPP loan, $1,978 of interest forgiven as part of the PPP loan forgiveness, and $10,472 of interest income, offset by other expenses of $27,281 related to the fair value change of the interest rate caps.

Net Loss

Net loss was $4,732,214 for the year ended December 31, 2022, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $4,769,241. Net loss was $4,358,282 for the year ended December 31, 2021, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $4,364,264, for the year ended December 31, 2021.

Net loss for the year ended December 31, 2022 increased by $373,932 over the year ended December 31, 2021, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders for the year ended December 31, 2022 increased by $404,977 over the year ended December 31, 2021.

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

Below is our company’s FFO, which is a non-GAAP measurement, for the years ended December 31, 2022 and 2021:

	For the year ended
	December 31,
	2022	2021
Net income (loss)	$(4,732,214)	(4,358,282)
Depreciation of tangible real property assets (1)	2,561,843	1,912,353
Depreciation of tenant improvements (2)	718,704	437,372
Amortization of leasing commissions (3)	100,702	65,414
Amortization of intangible assets (4)	1,325,574	1,093,565
Loss (gain) on sale of investment properties (5)	421,096	(124,641)
Loss on impairment (6)	36,670	-
Impairment of assets held for sale (6)	175,671	-
Loss on extinguishment of debt (7)	389,207	-
Funds from operations	$997,253	$(974,219)
(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.
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

Total AFFO for the years ended December 31, 2022 and 2021 was as follows:

	For the year ended
	December 31,
	2022	2021
Funds from operations	$997,253	$(974,219)
Amortization of above market leases (1)	188,903	250,504
Amortization of below market leases (2)	(415,624)	(274,528)
Straight line rent (3)	(149,831)	(198,594)
Capital expenditures (4)	(1,019,304)	(536,685)
(Increase) decrease in fair value of interest rate cap (5)	(220,881)	27,281
Amortization of loan issuance costs (6)	107,595	103,180
Amortization of preferred stock discount and offering costs (7)	222,881	204,383
Amortization of convertible debenture discount, offering costs and beneficial conversion feature (8)	—	1,718,487
Share-based compensation (9)	483,100	149,981
Bad debt expense (10)	46,932	39,024
Debt forgiveness (10)	—	(176,300)
Adjusted funds from operations (AFFO)	$241,024	$332,514
(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets.
(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities.
(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the retail center properties and flex center properties.
(4)

Adjustment to FFO for capital expenditures, including capitalized leasing commissions, tenant improvements, building and site improvements and purchases of furniture, fixtures and equipment that have not been reimbursed by property escrow accounts. See Investing Activities, above, for detail of capital expenditures.

(5)	Adjustment to FFO resulting from non-cash expenses recognized as a result of decreases in the fair value of the interest rate caps for the Parkway Property and Clemson Best Western Property.

(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages.
(7)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock discount over its five-year term.
(8)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock offering costs over its five-year term.
(9)	Adjustment to FFO resulting from non-cash expenses recorded for share-based compensation.
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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer has concluded, as of December 31, 2022, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer, evaluated, as of December 31, 2022, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our Chief Executive Officer concluded that our internal control over financial reporting, as of December 31, 2022, were effective.

This Annual Report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to rules of the SEC that permit our company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Because this Annual Report is being filed within four business days from the date of the reportable events described below, we have elected to make the following disclosures in this Annual Report instead of in a Current Report on Form 8-K under Item 1.01 and Item 5.02:

Item 1.01 Entry into a Material Definitive Agreement.

2023 Manager Letter Agreement

On March 10, 2023, we announced that our Board has established a Special Committee of the Board (the “Special Committee”) to explore potential strategic alternatives focusing on maximizing stockholder value.  In light of the exploration of potential strategic alternatives by the Special Committee, we entered into a Letter Agreement, dated as of March 10, 2023, among us, our operating partnership and the Manager (the “2023 Manager Letter Agreement”).

Pursuant to the terms of the 2023 Manager Letter Agreement, we further amended the Management Agreement, which provides for the deferral of the acquisition fee payable to our Manager in certain circumstances, to clarify that the Deferred Acquisition Fee Amount (as defined in that certain First Amendment to the Management Agreement, dated March 19, 2021) will be deferred until the earlier of (i) the date that the public trading price of our common stock, as reported on the Nasdaq Capital Market, reaches a closing trading price of at least $5.00 per share (as the same may be proportionately adjusted to reflect a stock split or reverse stock split); (ii) the effective date of the termination of the Management Agreement as the result of an election by us to terminate the Management Agreement (other than on account of any of the events specified in clauses (i) through (vi) of Section 11(a) of the Management Agreement); and (iii) a Change in Control.  Under the 2023 Manager Letter Agreement, the term “Change in Control” means any of the following events: (i) any person or entity, including a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, other than a wholly-owned subsidiary of our company, becomes the beneficial owner of our securities having 50% or more of the combined voting power of our then outstanding securities; (ii) as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination or contested election, or any combination of the foregoing transactions, less than a majority of the combined voting power of our then outstanding securities after such transaction are held in the aggregate by the holders of our securities entitled to vote generally immediately prior to such transaction; (iii) a complete liquidation or dissolution of our company; or (iv) the sale or other disposition of a more than fifty percent (50%) of the book value of our consolidated assets as of the date of the 2023 Manager Letter Agreement to any person or entity (other than a transfer to a subsidiary of our company).

In addition, pursuant to the terms of the 2023 Manager Letter Agreement, we also amended and restated Section 10(b) of the Management Agreement in its entirety so that we may elect to terminate the Management Agreement, upon forty-five (45) days prior written notice, at any time upon the affirmative vote of at least two-thirds of the independent directors of our Board.  In addition, we will be deemed to have elected to terminate the Management Agreement if our stockholders approve (i) a Transfer of Assets (as defined in Section 1-101(ee) of the Maryland General Corporation Law) or (ii) the voluntary dissolution of our company.  In either circumstance, the Termination Fee (as defined in the Management Agreement) will not be payable until the earlier of (a) the consummation of the

Transfer of Assets or the voluntary dissolution of our company and (b) the effective date of the termination, which will be the earlier of (I) the date of the acceptance for record of articles of dissolution by the Department of Assessments and Taxation for the State of Maryland and (II) the date specified by our Board; provided, however, that through the earlier of the dates provided for in the foregoing clauses (I) and (II), the Manager has not breached the Management Agreement in the performance of its duties.  In the event we terminate the Management Agreement (other than on account of any of the events specified in clauses (i) through (vi) of Section 11(a) of the Management Agreement), we will be obligated to pay the Termination Fee to the Manager within five (5) days following the effective date of the termination; and, in the event termination occurs after the date of a Change in Control, then the amount of the Termination Fee will be fixed at the amount that would have been payable had the effective date of the termination occurred on the date of the Change in Control.

A copy of the 2023 Manager Letter Agreement is filed as Exhibit 10.3 to this Annual Report on Form 10-K. The foregoing description of the terms of the 2023 Manager Letter Agreement is qualified in its entirety by reference to the full text of the 2023 Manager Letter Agreement.

First Amendment to Consulting Agreement

In addition, on March 10, 2023, we entered in to the First Amendment to the Consulting Agreement with Consultant (the “First Amendment”), pursuant to which Mr. Winn provides chief financial officer services to our company, in order to clarify the circumstances under which the Consultant is entitled to the Retention Amount (as defined below).   Pursuant to the First Amendment, in the event that a Change in Control occurs at a time when the Consulting Agreement remains in effect and no Cause Event (as defined below) has then occurred and we (or any successor) thereafter terminate the Consulting Agreement (other than on account of a Cause Event) within twelve (12) months after the date of the Change in Control, then a “Triggering Event” will be deemed to have occurred and we have agreed to pay to the Consultant, within thirty (30) days after such Triggering Event, an amount equal to the sum of (i) the Consultant’s annual fee (currently $250,000) payable by us to the Consultant as of the date of the Triggering Event, plus (ii) the last annual bonus paid to Consultant by us prior to the Triggering Event (currently $50,000), plus (iii) a cash payment equivalent to the value of the last stock grant (currently $60,000) from us to Consultant prior to the Triggering Event (collectively, the “Retention Amount”). Pursuant to the First Amendment, a Triggering Event will also be deemed to have occurred (and the Retention Amount will become payable within thirty (30) days of such Triggering Event) in the event that either (I) we terminate the Consulting Agreement pursuant to a notice of termination (other than on account of a Cause Event) ninety (90) days or fewer prior to the date of the Change in Control or (II) a Change in Control occurs at a time when the Consulting Agreement remains in effect and no Cause Event has then occurred and within twelve (12) months after the date of the Change in Control Consultant elects to terminate the Consulting Agreement because (i) we (or a successor) requires the Consultant to relocate its primary work location by more than fifty (50) miles from the location as of the effective date of the Consulting Agreement; (ii) we (or a successor) reduce the annual fee ($250,000) of the Consultant; (iii) there is a material diminution by us (or any successor) in the Consultant’s position, authority, duties or responsibilities, which includes, but is not limited to, continuing as our Chief Financial Officer (or any successor); (iv) there is a material diminution in the authority, duties or responsibilities of the supervisor to whom the Consultant reports; or (v) any other action or inaction by us (or any successor) constituting a material breach of the Consulting Agreement.

For purposes of the First Amendment, “Change in Control” means any of the following events: (i) any person or entity, including a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended from time to time, other than our company or one of our wholly-owned subsidiaries, becomes the beneficial owner of our securities having 50% or more of the combined voting power of our then outstanding securities; (ii) as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination or contested election, or any combination of the foregoing transactions, less than a majority of the combined voting power of our then outstanding securities after such transaction are held in the aggregate by the holders of our securities entitled to vote generally immediately prior to such transaction; (iii) a complete liquidation or dissolution of our company; (iv) the sale or other disposition of all or substantially all of our assets (whether effected by us or by one of our subsidiaries) to any person or entity (other than to a subsidiary of our company); or (v) a majority of the members of our Board of Directors are replaced during any twelve (12)-month period by directors whose appointment or election is not endorsed by the directors comprising a majority of our Board of Directors immediately prior to the replacement of the first director by an unendorsed person in such twelve (12)-month period.  For purposes of the First Amendment, “Cause Event” includes, but is not limited to, each of the following: (i) any act of fraud, dishonesty or neglect of services by the Consultant in connection with the services to be provided under the Consulting Agreement or against any of our customers, tenants, vendors, lenders or affiliated companies; or (ii) the breach or prospective breach of any provision of the Consulting Agreement by the Consultant.

The First Amendment also provides for the termination of the Consulting Agreement within thirty (30) days following the date we provide the Consultant with written notice of termination in connection with a Change in Control.

A copy of the First Amendment is filed as Exhibit 10.15 to this Annual Report on Form 10-K. The foregoing description of the terms of the First Amendment is qualified in its entirety by reference to the full text of the First Amendment.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

First Amendment to Consulting Agreement

The information included in Item 1.01 is incorporated by reference into this Item 5.02.

Change in Control Agreement

In addition, on March 10, 2023, we entered into a Change in Control Agreement with the Consultant and Mr. C. Elliott (the “Change in Control Agreement”), in order to authorize the Consultant to pay Mr. C. Elliott, our Vice President, and to reimburse the Consultant for, the payment of the Elliott Retention Amount (as defined below), in the event that (i) a Change in Control (as defined below) occurs at a time when Mr. C. Elliott remains employed by the Consultant and no Cause Event (as defined therein) has then occurred and the Consultant thereafter terminates, at the request of our company (or any successor), the employment of Mr. C. Elliott (other than on account of a Cause Event) within twelve (12) months after the date of the Change in Control; (ii) a Change in Control occurs at a time when Mr. C. Elliott remains employed by the Consultant and no Cause Event has then occurred and within twelve (12) months after the date of the Change in Control Mr. C. Elliott elects to terminate his engagement with the Consultant to provide services to our company (or any successor) because either (a) we or any successor requires Mr. C. Elliott to relocate his primary work location by more than fifty (50) miles from the location as of the effective date of the Change in Control Agreement; (b) we or any successor directs the Consultant to reduce the annual compensation ($150,000) of Mr. C. Elliott; (c) we (or any successor) direct the Consultant to materially diminish Mr. C. Elliott’s position, authority, duties or responsibilities with respect to services to us (or any successor); or (d) we (or any successor) commit a material breach of the Consulting Agreement and fail to cure such material breach within thirty (30) days after receiving written notice of such material breach; or (iii) the Consultant terminates, at our request, Mr. C. Elliott’s employment (other than on account of a Cause Event) ninety (90) or fewer days prior to the Change in Control.  In each such case, a “Triggering Event” shall be deemed to have occurred, and pursuant to the Change in Control Agreement, the Company authorizes the Consultant to pay, and agreed to reimburse the Consultant for, and the Consultant agreed to pay to Mr. C. Elliott, within thirty-seven (37) days after such Triggering Event, an amount equal to the sum of (i) Mr. C. Elliott’s current annual compensation (i.e., $150,000) payable by the Consultant to Mr. C. Elliott and reimbursable by us, plus (ii) the amount of Mr. C. Elliott’s last annual bonus (i.e., $50,000) payable by the Consultant to Mr. C. Elliott and reimbursable by us, plus (iii) a cash payment equivalent to the value of the last stock grant from us to Mr. C. Elliott (i.e., $30,000) (collectively, the “Elliott Retention Amount”).

For purposes of the Change in Control Agreement, “Change in Control” means any of the following events: (i) any person or entity, including a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended from time to time, other than our company or one of our wholly-owned subsidiaries, becomes the direct or indirect beneficial owner of our securities having 50% or more of the combined voting power of our then outstanding securities; (ii) as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination or contested election, or any combination of the foregoing transactions, less than a majority of the combined voting power of our then outstanding securities after such transaction are held in the aggregate by the holders of our securities entitled to vote generally immediately prior to such transaction; (iii) a complete liquidation or dissolution of our company; (iv) the sale or other disposition of all or substantially all of our assets (whether effectuated by us or one of our subsidiaries) to any person or entity (other than a transfer to a subsidiary of our company); or (v) a majority of the members of our Board of Directors are replaced during any twelve (12)-month period by directors whose appointment or election is not endorsed by the directors comprising a majority of our Board of Directors immediately prior to the replacement of the first director by an unendorsed person in such twelve (12)-month period.

A copy of the Change in Control Agreement is filed as Exhibit 10.17 to this Annual Report on Form 10-K. The foregoing description of the terms of the Change in Control Agreement is qualified in its entirety by reference to the full text of the Change in Control Agreement.

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

The following table and biographical descriptions set forth certain information with respect to the individuals who currently serve as our executive officers and directors:

Name	Age*	Position
Thomas E. Messier	68	Chairman of the Board, Chief Executive Officer, Secretary and Treasurer
William R. Elliott	71	Vice Chairman of the Board, President and Chief Operating Officer
Neil P. Farmer	66	Independent Director
Charles S. Pearson, Jr.	65	Independent Director
Timothy O’Brien	54	Independent Director

Thomas E. Messier, Chairman of the Board and Chief Executive Officer.   Mr. Messier is Chairman & CEO of Medalist Diversified REIT Inc. He is also Co-President of Medalist Fund Manager Inc., the external manager to the Company. Since 2003 he has co-managed the Medalist property portfolios as co-President of our Manager and its predecessor. Prior to 2003, Mr. Messier worked with institutional investors in the fixed income securities industry as a Director of Global Capital Markets with Wells Fargo. Prior to that, he was a Senior Vice President of Capital Markets with Bank of America. Mr. Messier received his BBA from the Terry College of Business at the University of Georgia in 1977. Mr. Messier has been selected to our Board because, we believe that as our Chief Executive Officer, he is well positioned to provide essential insight and guidance to our Board from the inside perspective of the day-to-day operations of the company. Furthermore, Mr. Messier brings to the board approximately 23 years of experience in capital market transactions and approximately 15 years of experience in commercial real estate and managing real estate private equity funds.

William R. Elliott, Vice Chairman of the Board, President and Chief Operating Officer.   Mr. Elliott has been involved in the commercial real estate industry since 1983. Prior to that he was a civil engineer from 1977 to 1983. Mr. Elliott co-founded the Medalist companies with Mr. Messier in 2003 and is currently co-President of our Manager with Mr. Messier. As co-President of our Manager, Mr. Elliott is involved in sourcing, executing and the management of investment properties. He was formerly Managing Partner of Prudential Commercial Real Estate, former President of Virginia Realty and Development Company and former President of the Central Virginia Region of Goodman, Segar, Hogan, Hoffler. As a commercial real estate professional, he has demonstrated proficiency in transactions including major office buildings, shopping centers, industrial land and facility sales and large mixed-use development land sales. Mr. Elliott is a licensed real estate broker, certified property manager, Vice President of the Institute of Real Estate Management, a Certified Value Engineer and a member of the American Society of Civil Engineers and the Building Owners and Managers Association. Mr. Elliott received his B.S. in Building Construction from Auburn University in 1974. He received his Master’s in Civil Engineering from Virginia Polytechnic Institute in 1977. Mr. Elliott has been selected to our Board because, we believe that as our President, he is well positioned to provide essential insight and guidance to our Board from the inside perspective of the day-to-day operations of the company. Furthermore, Mr. Elliott brings to the board approximately 35 years of experience in the commercial real estate industry.  Mr. Elliott is the father of Colin M. Elliott, a Vice President of the Company.  See “Part III, Item 11, Executive and Director Compensation.”

Neil P. Farmer, Independent Director.   Mr. Farmer is an independent director being appointed to our Board as of April 28, 2017. Mr. Farmer founded Farmer Properties, Inc., a real estate development firm located in Richmond, Virginia in 1983. Mr. Farmer is the President of Farmer Properties with responsibility over the entirety of its real estate development business. He received his B.A. in Government and Foreign Affairs from Hampden-Sydney College in 1978. Mr. Farmer has been in the commercial real estate and residential real estate business for over 30 years, and management believes he provides the Company with real estate expertise gained in his career, especially with regard to renovations and large capital projects.

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

Based solely on a review of the copies of such reports received by the Company and on written representations from certain reporting persons that no reports were required, or if required, such reports were filed on a timely basis for those persons, the Company believes that reports, other than nine reports, were filed on a timely basis by all directors and executive officers in 2022. Five of our directors, Messrs. Messier, W. Elliott, Farmer, O’Brien and Pearson, and our chief financial officer, Mr. Winn, filed one untimely report on Form 4 to report a single transaction. Such reports were for stock grants that occurred on March 2, 2022.  Our chief financial officer, Mr. Winn, filed one untimely report on Form 4 to report a single transaction for a common stock purchase that occurred on June 16, 2022.  Two of our directors, Messrs. W. Elliott and O’Brien, and our Vice President, Mr. C. Elliott, filed one untimely report on Form 4 to report a single transaction for stock grants that occurred on November 22, 2022.

Code of Ethics and Whistleblower Policy

Our Board has adopted a Code of Business Conduct and Ethics, Code of Ethics for Senior Executive and Financial Officers, Whistleblower Policy, and Corporate Governance Guidelines that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our Board. We believe these policies are reasonably designed to deter wrongdoing and promote honest and ethical conduct; full, fair, accurate, timely, and understandable disclosure in our reporting to our stockholders and the SEC; compliance with applicable laws; reporting of violations of the code; and accountability for adherence to the code. We will provide to any person without charge a copy of our Code of Business Conduct and Ethics, Code of Ethics for Senior Executive and Financial Officers, Whistleblower Policy, and Corporate Governance Guidelines, including any amendments or waivers thereto, upon written request delivered to our principal executive office at the address listed on the cover page to this Annual Report.

Board of Directors Committees

Our Board has established a standing audit committee, a standing compensation committee, a standing nominating and corporate governance committee and a standing acquisition committee. The principal functions of these committees are briefly described below. Our Board may from time to time establish other committees to facilitate our management.

Audit Committee

The audit committee meets on a regular basis, at least quarterly and more frequently as necessary. The audit committee’s primary functions are:

•	to evaluate and approve the services and fees of our independent registered public accounting firm;

•	to periodically review the auditors’ independence; and

•

to assist our Board in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, management’s system of internal controls and the audit and financial reporting process.

The audit committee is comprised of three independent directors. The audit committee also considers and approves the audit and non-audit services and fees provided by the independent public accountants and administers our company’s policies, including our (a) Related Person Transaction Policy, (b) Code of Business Conduct and Ethics, (c) Code of Ethics for Senior Executives and Financial Officers and (d) Whistleblower Policy.

Charles S. Pearson, Jr. is the chairman of the audit committee, and he is joined by Neil P. Farmer and Timothy O’Brien as members of the audit committee. Our Board has determined that all members of the audit committee are independent under standards established by the SEC and Nasdaq.

Our Board has determined that Charles S. Pearson, Jr. qualifies as an “audit committee financial expert,” as that term is defined by the applicable SEC regulations and Nasdaq corporate governance listing standards. Our Board adopted a written charter for the audit committee, which is available on our corporate website at http://www.medalistereit.com.

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

Neil P. Farmer is the chairman of the Compensation Committee, and he is joined by Charles S. Pearson, Jr. Our Board adopted a written charter for the Compensation Committee, which is available on our corporate website at http://www.medalistereit.com.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of two independent directors, and our nominating and corporate governance committee charter details the principal functions of the nominating and corporate governance committee. The nominating and corporate governance committee’s principal duties include identifying individuals qualified to become members of our Board. When identifying such individuals, the nominating and corporate governance committee considers a variety of factors including (a) whether each such nominee has demonstrated, by significant accomplishment in his or her field, an ability to make a meaningful contribution to our Board’s oversight of the business and affairs of our Company, and (b) the nominee’s reputation for honesty and ethical conduct in his or her personal and professional activities. Additional factors which the nominating and corporate governance committee consider include a candidate’s specific experiences and skills, relevant industry background and knowledge, time availability in light of other commitments, age, potential conflicts of interest, material relationships with our Company and independence from management and our Company. The nominating and corporate governance committee may also seek to have our Board consist of directors with diverse backgrounds and experience.

The nominating and corporate governance committee’s other principal duties include the following:

•	identifying and recommending to our Board qualified candidates for election as directors and recommending nominees for election as directors at the annual meeting of stockholders;

•	developing and recommending to our Board corporate governance guidelines and implementing and monitoring such guidelines;

•	reviewing and making recommendations on matters involving the general operation of our Board, including board size and composition, and committee composition and structure;

•	recommending to our Board nominees for each committee of our Board;

•

annually facilitating the assessment of our Board performance as a whole and of the individual directors, as required by applicable laws, regulations and Nasdaq Capital Market or another national exchange’s corporate governance listing standards, if applicable; and

•	overseeing the evaluation of management by our Board.

Timothy P. O’Brien is the chairman of the nominating and corporate governance committee, and he is joined by Neil Farmer and Charles S. Pearson, Jr. Our Board adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website at http://www.medalistereit.com.

Acquisition Committee

Our acquisition committee consists of two independent directors, and our acquisition committee charter details the principal functions of the acquisition committee. The acquisition committee establishes guidelines for acquisitions and dispositions to be presented to our Board and leads the Board in its review of potential acquisitions and dispositions presented by management. The acquisition committee evaluates and approves acquisitions and dispositions with an equity investment of more than $10 million and leads the Board in its review of acquisitions and dispositions that require board approval under the investment guidelines set forth in the Management Agreement. The acquisition committee makes recommendations to the Board and senior management regarding potential acquisitions and dispositions and reviews due diligence reports prepared by management conducted on all potential acquisitions.

William R. Elliott is the chairman of the acquisition committee, and he is joined by Neil P. Farmer and Timothy P. O’Brien. Our Board adopted a written charter for the acquisition committee, which is available on our corporate website at http://www.medalistereit.com.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

We do not provide Messrs. Messier and W. Elliott with any cash compensation or bonus. Pursuant to the Consulting Agreement, we do pay the Consultant cash compensation for services provided by Mr. Winn, and we have agreed to reimburse the Consultant for cash compensation provided by the Consultant to Mr. Colin M. Elliott (the son of Mr. William R. Elliott) and our senior accountant. We do not provide any named executive officer with pension benefits or nonqualified deferred compensation plans.

The table below summarizes the total compensation paid or awarded to each of our named executive officers for the fiscal years ended December 31, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total
Thomas E. Messier, Chief Executive Officer, Secretary and Treasurer	2022	$—	$—	$63,300	$—	$63,300
	2021	—	—	—	—	—

William R. Elliott, Chief Operating Officer and President	2022	$—	$—	$63,300	$—	$63,300
	2021	—	—	—	—	—

C. Brent Winn, Jr., Chief Financial Officer	2022	$250,000	$50,000	$126,600	$—	$426,600
	2021	200,000	25,000	59,987	—	284,987

Colin M. Elliott, Vice President	2022	$64,516	$50,000	$30,000	$—	$144,516
	2021	—	—	—	—	—

(1)

The amounts in the Stock Awards column represent the aggregate grant date fair values, computed in accordance with FASB ASC Topic 718, of stock awards during the applicable fiscal year under the Company’s equity incentive plan.

Potential Payments Upon Termination or Change in Control

2018 Equity Incentive Plan

If we experience a change in control, outstanding options, stock appreciation rights, stock awards, performance units, incentive awards or other equity-based awards (including LTIP units) under the 2018 Equity Incentive Plan, or the Equity Incentive Plan, will automatically become vested. Thus, outstanding options and stock appreciation rights will be fully exercisable on the change in control, restrictions and conditions on outstanding stock awards and other equity-based awards will lapse upon the change in control and performance units, incentive awards and other equity-based awards (including LTIP units) will become earned and nonforfeitable in their entirety on the change in control. The administrator may provide that outstanding awards (all of which will then be vested) will be assumed by the surviving entity or will be replaced by a comparable substitute award of substantially equal value granted by the surviving entity. The administrator may also provide that participants must surrender their outstanding options and stock appreciation rights, stock awards, performance units, incentive awards and other equity based awards (including LTIP units) (all of which will then be vested) in exchange for a payment, in cash or shares of our common stock or other securities or consideration received by stockholders in the change in control transaction, equal to the value received by stockholders in the change in control transaction (or, in the case of options and stock appreciation rights, the amount by which that transaction value exceeds the exercise price) after acceleration of vesting for the change in control.

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

Consulting Agreement and Retention Benefits and Change in Control Agreement

Pursuant to the Consulting Agreement, in the event that a Change in Control (as defined below) occurs at a time when the Consulting Agreement remains in effect and no Cause Event (as defined in the Consulting Agreement) has then occurred and we (or any successor) thereafter terminate the Consulting Agreement (other than on account of a Cause Event) within twelve (12) months after the date of the Change in Control, then a “Triggering Event” will be deemed to have occurred and we have agreed to pay to the Consultant, within thirty (30) days after such Triggering Event, the Retention Amount. Pursuant to the First Amendment, a Triggering Event shall also be deemed to have occurred (and the Retention Amount shall become payable within thirty (30) days of such Triggering Event) in the event that either (I) we terminate the Consulting Agreement pursuant to a notice of termination (other than on account of a Cause Event) ninety (90) days or fewer prior to the date of the Change in Control or (II) a Change in Control occurs at a time when the Consulting Agreement remains in effect and no Cause Event has then occurred and within twelve (12) months after the date of the Change in Control, the Consultant elects to terminate the Consulting Agreement because (i) we (or a successor) requires the Consultant to relocate its primary work location by more than fifty (50) miles from the location as of the effective date of the Consulting Agreement; (ii) we (or a successor) reduce the annual fee ($250,000) of the Consultant; (iii) there is a material diminution by us (or any successor) in the Consultant’s position, authority, duties or responsibilities, which includes, but is not limited to, continuing as our Chief Financial Officer (or any successor); (iv) there is a material diminution in the authority, duties or responsibilities of the supervisor to whom the Consultant reports; or (v) any other action or inaction by us (or any successor) constituting a material breach of the Consulting Agreement. For purposes of the Consulting Agreement and the Change in Control Agreement, “Change in Control” means any of the following events: (i) any person or entity, including a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended from time to time, other than our company or one of our wholly-owned subsidiaries, becomes the direct or indirect beneficial owner of our securities having 50% or more of the combined voting power of our then outstanding securities; (ii) as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination or contested election, or any combination of the foregoing transactions, less than a majority of the combined voting power of our then outstanding securities after such transaction are held in the aggregate by the holders of our securities entitled to vote generally immediately prior to such transaction; (iii) a complete liquidation or dissolution of our company; (iv) the sale or other disposition of all or substantially all of our assets (whether effectuated by us or one of our subsidiaries) to any person or entity (other than a transfer to a subsidiary of our company); or (v) a majority of the members of our Board of Directors are replaced during any twelve (12)-month period by directors whose appointment or election is not endorsed by the directors comprising a majority of our Board of Directors immediately prior to the replacement of the first director by an unendorsed person in such twelve (12)-month period.

Pursuant to the Change in Control Agreement, in the event that (i) a Change in Control (as defined below) occurs at a time when Mr. C. Elliott remains employed by the Consultant and no Cause Event (as defined therein) has then occurred and the Consultant thereafter terminates, at the request of our company (or any successor), the employment of Mr. C. Elliott (other than on account of a Cause Event) within twelve (12) months after the date of the Change in Control; (ii) a Change in Control occurs at a time when Mr. C. Elliott remains employed by the Consultant and no Cause Event has then occurred and within twelve (12) months after the date of the Change in Control Mr. C. Elliott elects to terminate his engagement with the Consultant to provide services to our company (or any successor) because either (a) we or any successor requires Mr. C. Elliott to relocate his primary work location by more than fifty (50) miles from the location as of the effective date of the Change in Control Agreement; (b) we or any successor directs the Consultant to reduce the annual compensation ($150,000) of Mr. C. Elliott; (c) we (or any successor) direct the Consultant to materially diminish Mr. C. Elliott’s position, authority, duties or responsibilities with respect to services to us (or any successor); or (d) we (or any successor) commit a material breach of the Consulting Agreement and fail to cure such material breach within thirty (30) days after receiving written notice of such material breach; or (iii) the Consultant terminates, at our request, Mr. C. Elliott’s employment (other than on account of a Cause Event) ninety (90) or fewer days prior to the Change in Control, a “Triggering Event” will be deemed to have occurred, and pursuant to the Change in Control Agreement, we authorized the Consultant to pay, and agreed to reimburse the Consultant for, and the Consultant agreed to pay to Mr. C. Elliott, within thirty-seven (37) days after such Triggering Event, the Elliott Retention Amount.

Director Compensation

The following table sets forth information regarding the compensation paid or accrued by our Company during 2022 to each of our independent directors:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Neil P. Farmer	$—	$63,300	$63,300
Charles S. Pearson, Jr.	—	63,300	63,300
Timothy O’Brien	—	63,300	63,300
	$—	$189,900	$189,900

(1)

The amounts in the Stock Awards column represent the aggregate grant date fair values, computed in accordance with FASB ASC Topic 718, of stock awards during the applicable fiscal year under the Company’s Equity Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following tables set forth the number and percentage owned as of March 10, 2023 by each person (or group of affiliated persons) who is known by us to beneficially own 5% of the outstanding shares of our common stock, each of our present directors, each of our named executive officers, and each of our named executive officers and directors as a group of our shares of common stock.

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

			Number of		Percentage
		Number of	Shares and		of all Shares
		Shares	OP Units	Percentage	on a Fully
Name of Beneficial		Beneficially	Beneficially	of all	Diluted
Owner	Title of Class	Owned	Owned	Shares (1)	Basis (2)
5% Stockholders
Alfred Lee Finley (3)	Common Stock	2,625,000	2,625,000	14.78%	14.61%
Francis P. Kavanaugh (4)	Common Stock	1,700,000	1,700,000	9.57%	9.46%
Wells Fargo & Co. (5)	Common Stock	1,042,594	1,042,594	5.87%	5.80%

Named Executive Officers and Directors
Thomas Messier (6)	Common Stock & OP Units	235,219	245,857	1.32%	1.37%
William Elliott (6)	Common Stock & OP Units	196,282	206,920	1.11%	1.15%
Neil Farmer (6)	Common Stock	125,992	125,992	0.71%	0.70%
Charles Pearson, Jr. (6)	Common Stock	98,712	98,712	0.56%	0.55%
Timothy O’Brien (6)	Common Stock	68,217	68,217	0.38%	0.38%
C. Brent Winn, Jr. (6)	Common Stock	471,877	471,877	2.66%	2.63%
Colin Elliott (6)	Common Stock	43,365	43,365	0.24%	0.24%
All Named Executive Officers and Directors as a Group		1,239,664	1,260,940	6.98%	7.02%

(1)	Based on 17,758,421 shares of common stock outstanding as of March 10, 2023.
(2)	Based on 17,758,421 shares of common stock outstanding and 213,531 common units outstanding, that are convertible to common shares as of March 10, 2023.
(3)

Information regarding beneficial ownership of our common stock by Alfred Lee Finley is included herein based on Schedule 13G filed with the SEC on February 13, 2023, relating to such shares beneficially owned as of December 31, 2022. Alfred Lee Finley has an address of 2800 Golden Triangle Blvd., Fort Worth, Texas 76177. Such report provides that Alfred Lee Finley is the beneficial owner of 2,625,000 common shares, with sole dispositive power over 125,000 of such shares and shared dispositive power over 2,500,000 of such shares and with sole power to vote 125,000 of such shares and shared power to vote 2,500,000 of such shares.

(4)

Information regarding beneficial ownership of our common stock by Francis P. Kavanaugh is included herein based on Schedule 13D filed with the SEC on January 31, 2023, relating to such shares beneficially owned as of December 31, 2022. Francis P. Kavanaugh has an address of 107 Via Florence, Newport Beach, CA  92663. Such report provides that Francis P. Kavanaugh is the beneficial owner of 1,700,000 common shares, with sole dispositive power over all such shares and sole power to vote all such shares.

(5)

Information regarding beneficial ownership of our common stock by Wells Fargo & Company is included herein based on Schedule 13G filed with the SEC on February 10, 2023, relating to such shares beneficially owned as of December 31, 2022. Wells Fargo & Company has an address of 420 Montgomery Street, San Francisco, CA 94163. Such report provides that Wells Fargo & Company is the beneficial owner of 1,042,594 common shares, with sole dispositive power over 1,042,594 of such shares and with sole power to vote 94 of such shares and shared power to vote none of such shares.

(6)	The address of each beneficial owner is 1051 E. Cary Street, Suite 601, James Center Three, Richmond, VA, 23219.

Securities Authorized for Issuance Under Equity Compensation Plans

Our Board has adopted, and our stockholders have approved, the 2018 Equity Incentive Plan (the “Equity Incentive Plan”) to attract and retain independent directors, executive officers and other key employees, including officers and employees of our Manager and operating partnership and their affiliates and other service providers, including our Manager and its affiliates. The Equity Incentive Plan provides for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (1)
Equity compensation plans approved by security holders	—	—	375,672
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	375,672

(1)

As of December 31, 2022.  Pursuant to the terms of the Equity Incentive Plan, on each January 1 during the term of the Equity Incentive Plan, the maximum number of shares of common stock that may be issued under the Equity Incentive Plan increases by 8% of any additional shares of common stock or interests in the Operating Partnership issued in the preceding calendar year. As of January 1, 2023, the shares available for issuance under the Equity Incentive Plan increased to 491,304 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Agreement

We have entered into the Management Agreement with our Manager pursuant to which it will provide for the day-to-day management of our operations. The Management Agreement requires our Manager to manage our business affairs in conformity with the investment guidelines and other policies as approved and monitored by our Board. Our Manager’s role as Manager is under the supervision and direction of our Board. Our Manager does not currently manage or advise any other entities and is not actively seeking new clients in such a capacity, although it is not prohibited from doing so under the Management Agreement.

Management Fees, Incentive Fees and Expense Reimbursements

Type	Description

Asset Management Fee

We pay our Manager a monthly asset management fee equal to 0.125% of our stockholders’ equity payable in arrears in cash. For purposes of calculating the asset management fee, our stockholders’ equity means: (a) the sum of (1) the net proceeds from (or equity value assigned to) all issuances of our company’s equity and equity equivalent securities (including common stock, common stock equivalents, preferred stock and OP Units issued by our operating partnership) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) our company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that our company has paid to repurchase our common stock issued in this or any subsequent offering. Stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items (including depreciation and amortization) that have impacted stockholders’ equity as reported in our company’s financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between our Manager and our independent director(s) and approval by a majority of our independent directors. For the years ended December 31, 2021 and 2022, we incurred $817,029 and $876,049, in asset management fees, respectively.  Asset management fees are recorded on our company’s consolidated statements of operations as (i) retail center property operating expenses ($258,628 and $309,078 for the years ended December 31, 2021 and 2022, respectively) , (ii) hotel property operating expenses ($96,868 and $20,475 for the years ended December 31, 2021 and 2022, respectively), (iii) flex center property operating expenses ($50,300 and $109,100 for the years ended December 31, 2021 and 2022, respectively) and (iv) legal, accounting and other professional fees ($411,233 and $437,396 for the years ended December 31, 2021 and 2022, respectively).

Property Management Fee

Dodson Properties, an entity in which Mr. W. Elliott holds a 6.32% interest, wholly owns Shockoe Properties. Shockoe Properties receives an annual property management fee, of up to 3.0% of the monthly gross revenue from any of our properties it manages. The Property Management Fee is paid in arrears on a monthly basis. Shockoe Properties manages our Franklin Square Property and Hanover Square North property, and it may manage additional properties we may acquire.

Acquisition Fee

Our Manager receives an acquisition fee of 2.0% of the purchase price plus transaction costs, for each property acquired or investment made on our company’s behalf at the closing of the acquisition of such property or investment, in consideration for the Manager’s assistance in effectuating such acquisition. On March 19, 2021, pursuant to a Letter Agreement, dated March 19, 2021, among us, our operating partnership and our Manager (the “2021 Letter Agreement”) and the 2023 Manager Letter Agreement (collectively, the “Manager Letter Agreements”), our Manager agreed to defer payment of one-half of any acquisition fee payable to the Manager from that date until the earlier of: (i) the date that the public trading price of our common stock, as reported on the Nasdaq Capital Market, reaches a closing trading price of at least $5.00 per share (as the same may be proportionately adjusted to reflect a stock split or reverse stock split); (ii) the effective date of the termination of the Management Agreement as the result of an election by us to terminate the Management Agreement (other than on account of any of the events specified in clauses (i) through (vi) of Section 11(a) of the Management Agreement); and (iii) a Change in Control (the “Deferral Agreement”).   For purposes of the Manager Letter Agreements, “Change in Control” means any of the following events: (a) any person or entity, including a “group” as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, other than a wholly-owned subsidiary of our company, becomes the beneficial owner of our securities having 50% or more of the combined voting power of our then outstanding securities; (ii) as the result of, or in connection with, any cash tender or exchange offer, merger or other business combination or contested election, or any combination of the foregoing transactions, less than a majority of the combined voting power of our then outstanding securities after such transaction are held in the aggregate by the holders of our securities entitled to vote generally immediately prior to such transaction; (iii) a complete liquidation or dissolution of us; or (iv) the sale or other disposition of a Significant Amount of Assets to any person or entity (other than a transfer to a subsidiary of our company), and the term “Significant Amount of Assets” means more than fifty percent (50%) of the book value of our consolidated assets as of the date of the 2023 Manager Letter Agreement.

For the year ended December 31, 2022, we incurred $201,524 in acquisition fees associated with the Salisbury Marketplace Property acquisition, which were allocated and added to the fair value of the Salisbury Marketplace Property tangible assets.  One half of the acquisition fee, or $100,762 was paid in cash and one half of the acquisition fee was accrued in connection with the Deferral Agreement.  For the year ended December 31, 2021, we incurred $503,910 in acquisition fees associated with the Lancer Center Property, Greenbrier Business Center Property and Parkway Property, which were allocated and added to the fair value of the Lancer Center Property, Greenbrier Business Center Property and Parkway Property tangible assets. One half of the acquisition fees, or $251,955 was paid in cash and one half of the acquisition fee was accrued in connection with the Deferral Agreement.  The accrued portion of the acquisition fee is recorded under accounts payable and accrued liabilities our company’s consolidated balance sheets as of December 31, 2022 and 2021.  As of December 31, 2022 and 2021, we had accrued a total of $352,717 and $251,955, respectively, in acquisition fees in connection with the Deferral Agreement.

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

Assume the following:

•	AFFO for the 12-month period equals $4,000,000;
•	3,000,000 shares of common stock are outstanding and the weighted average number of shares of common stock outstanding during the 12-month period is 3,000,000;
•	weighted average issue price per share of common stock is $10.00; and
•	incentive fees paid during the first three quarters of such 12-month period are $300,000.

Under these assumptions, the quarterly incentive fee payable to our Manager would be $80,000, as calculated below:

1.	AFFO	$4,000,000
2.	Weighted average issue price per share of common stock of $10.00 multiplied by the weighted average number of shares of common stock outstanding of 3,000,000 multiplied by 7%	$2,100,000
3.	Excess of AFFO over amount calculated in 2 above	$1,900,000
4.	20% of the amount calculated in 3 above	$380,000
5.	Incentive fee equals the amount calculated in 4 above less the incentive fees paid during the first three quarters of such previous 12-month period;	$300,000
6.	Quarterly incentive fee payable to our Manager:	$80,000

Pursuant to the calculation formula, if AFFO increases and the weighted average share price and weighted average number of shares of common stock outstanding remain constant, the incentive fee will increase.

Our Manager computes each quarterly installment of the incentive fee within 45 days after the end of the calendar quarter with respect to which such installment is payable and promptly delivers such calculation to our Board. The amount of the installment shown in the calculation is due and payable no later than the date which is five business days after the date of delivery of such computation to our Board.

We have yet to pay our Manager or accrue any incentive fees.

Termination Fee

If we terminate the Management Agreement without Cause (as defined in the Management Agreement), we have agreed to pay our Manager a termination fee equal to three (3) times the sum of the asset management fee and incentive fee, in each case, earned by our Manager during the 12-month period immediately preceding the most recently completed fiscal quarter prior to the effective date of the termination (the “Termination Fee”).  An election by us to terminate the Management Agreement will be deemed to have been made if our stockholders approve (i) a Transfer of Assets (as defined in Section 1-101(ee) of the Maryland General Corporation Law) or (ii) the voluntary dissolution of our company; provided, however, that, in either such circumstance, the Termination Fee will not be payable until the earlier of (a) the consummation of the Transfer of Assets or the voluntary dissolution of our company and (b) the effective date of the termination, which, will be the earlier of the date of the acceptance for record of articles of dissolution by the Department of Assessments and Taxation for the State of Maryland and the date specified by the our Board; provided further, however, that through the earlier of the dates provided for in (b) above, the Manager has not breached the

Management Agreement in the performance of its duties.  If we terminate the Management Agreement without Cause (as defined in the Manager Agreement), we are obligated to pay the Termination Fee within five (5) days following the effective date of the termination.  In the event termination occurs after the date of a Change in Control, then the amount of the Termination Fee will be fixed at the amount that would have been payable had the effective date of the termination occurred on the date of the Change in Control.  If we had terminated the Management Agreement without Cause as of December 31, 2022, the amount of the Termination Fee would have been $2,628,147, representing three (3) times the asset management fee earned by our Manager during the 12-month period immediately preceding the most recently completed fiscal quarter and reflecting the absence of any incentive fees earned during such period.

Colin Elliott

Effective as of March 1, 2020, we entered into the Consulting Agreement, pursuant to which the Consultant agreed to provide certain financial and accounting consulting services to us, and we agreed to pay the Consultant an annual fee and annual stock grants awarded by the Compensation Committee of the Board of Directors of our company and agreed to reimburse the Consultant for certain expenses to be authorized by us.  Pursuant to the terms of the Consulting Agreement, and that certain Letter Agreement, dated as of November 30, 2022, between the Consultant and us (the “Elliott Letter Agreement”), we authorized the Consultant to retain the services of Colin M. Elliott as vice president of our company, authorized the Consultant to incur certain costs related to Mr. C. Elliott’s employment as vice president, and agreed to reimburse the Consultant for such costs, including Mr. C. Elliott’s $150,000 annual salary, payroll taxes and certain benefits, and an annual bonus to be determined in consultation with the Company.

In addition, pursuant to the Change in Control Agreement, in the event that (i) a Change in Control occurs at a time when Mr. C. Elliott remains employed by the Consultant and no Cause Event (as defined therein) has then occurred and the Consultant thereafter terminates, at the request of our company (or any successor), the employment of Mr. C. Elliott (other than on account of a Cause Event) within twelve (12) months after the date of the Change in Control; (ii) a Change in Control occurs at a time when Mr. C. Elliott remains employed by the Consultant and no Cause Event has then occurred and within twelve (12) months after the date of the Change in Control Mr. C. Elliott elects to terminate his engagement with the Consultant to provide services to our company (or any successor) because either (a) we or any successor requires Mr. C. Elliott to relocate his primary work location by more than fifty (50) miles from the location as of the effective date of the Change in Control Agreement; (b) we or any successor directs the Consultant to reduce the annual compensation ($150,000) of Mr. C. Elliott; (c) we (or any successor) direct the Consultant to materially diminish Mr. C. Elliott’s position, authority, duties or responsibilities with respect to services to us (or any successor); or (d) we (or any successor) commit a material breach of the Consulting Agreement and fail to cure such material breach within thirty (30) days after receiving written notice of such material breach; or (iii) the Consultant terminates, at our request, Mr. C. Elliott’s employment (other than on account of a Cause Event) ninety (90) or fewer days prior to the Change in Control, a “Triggering Event” shall be deemed to have occurred, and pursuant to the Change in Control Agreement, we  authorized the Consultant to pay, and agreed to reimburse the Consultant for, and the Consultant agreed to pay to Mr. C. Elliott, within thirty-seven (37) days after such Triggering Event, the Elliott Retention Amount.

Mr. C. Elliott is the son of Mr. William R. Elliott, Vice Chairman of the Company’s Board and President and Chief Operating Officer of the Company. During the years ended December 31, 2022 and 2021, the Company paid the Consultant $114,516 and $0, for services provided by Mr. C. Elliott under the Consulting Agreement.   In addition, on November 22, 2022, the Company’s Compensation Committee approved a grant of 38,217 shares of the Company’s common stock to Mr. C. Elliott under the Equity Incentive Plan.

Related Person Transaction Policy

Our Board has adopted a written related person transaction policy, for which the audit committee oversees compliance. The purpose of this policy is to describe the procedures used to identify, review and approve any existing or proposed transaction, arrangement, relationship (or series of similar transactions, arrangements or relationships) in which (a) we, our Operating Partnership or any of our subsidiaries were, are or will be a participant, (b) the aggregate amount involved exceeds $120,000, and (c) a related person has or will have a direct or indirect interest. For purposes of this policy, a related person is (i) any person who is, or at any time since the beginning of the current fiscal year was, a director, director nominee, or executive officer of the Company, (ii) any beneficial owner of more than 5% of our stock, or (iii) any immediate family member of any of the foregoing persons.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table presents the aggregate fees billed by Cherry Bekaert LLP for each of the services listed below for the fiscal years ended December 31, 2021 and 2022.

	2021	2022
Audit Fees (1)	$426,565	$228,283
Audit-Related Fees	—	—
Tax Fees (2)	108,952	77,822
All Other Fees (3)	923	—
	$536,440	$306,105

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

(2)	Tax preparation fees consist of the aggregate fees billed for professional services rendered by Cherry Bekaert LLP in connection with the preparation of tax returns for the Company.

(3)	All other fees consist of consulting services provided by Cherry Bekaert LLP in connection with our efforts to identify, select and implement a new accounting system.

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

FOR THE YEAR ENDED DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Medalist Diversified REIT, Inc. and Subsidiaries

Richmond, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Medalist Diversified REIT, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022 and the related notes and schedule III (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

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

Richmond, Virginia

March 10, 2023

PART I.FINANCIAL INFORMATION

Item 1.   Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2022	2021
ASSETS
Investment properties, net	$76,514,952	$69,407,915
Cash	3,922,136	4,370,405
Restricted cash	1,740,717	3,013,572
Rent and other receivables, net of allowance of $47,109 and $13,010, as of December 31, 2022 and December 31, 2021, respectively	402,434	466,141
Assets held for sale	—	9,846,208
Unbilled rent	1,022,153	872,322
Intangible assets, net	3,748,706	4,200,392
Other assets	564,306	370,133
Total Assets	$87,915,404	$92,547,088

LIABILITIES
Accounts payable and accrued liabilities	$1,198,072	$1,307,257
Intangible liabilities, net	2,234,113	1,880,612
Mortgages payable, net	61,340,259	54,517,822
Mortgages payable, net, associated with assets held for sale	—	7,615,368
Mandatorily redeemable preferred stock, net	4,450,521	4,227,640
Total Liabilities	$69,222,965	$69,548,699

EQUITY
Common stock, 17,758,421 and 16,052,617 shares issued and outstanding at December 31, 2022 and December 31, 2021, respectively	$177,584	160,526
Additional paid-in capital	51,363,812	49,645,426
Offering costs	(3,350,946)	(3,350,946)
Accumulated deficit	(30,939,020)	(24,981,346)
Total Stockholders' Equity	17,251,430	21,473,660
Noncontrolling interests - Hanover Square Property	127,426	146,603
Noncontrolling interests - Parkway Property	470,685	500,209
Noncontrolling interests - Operating Partnership	842,898	877,917
Total Equity	$18,692,439	$22,998,389
Total Liabilities and Equity	$87,915,404	$92,547,088

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ending December 31,
	2022	2021

REVENUE
Retail center property revenues	$7,053,757	$5,634,396
Flex center property revenues	2,529,919	1,202,822
Hotel property room revenues	1,494,836	4,590,372
Hotel property other revenues	12,813	44,959
Total Revenue	$11,091,325	$11,472,549

OPERATING EXPENSES
Retail center property operating expenses	$1,912,110	$1,518,973
Flex center property operating expenses	684,843	343,717
Hotel property operating expenses	1,335,801	3,102,951
Bad debt expense	46,932	39,024
Share based compensation expenses	483,100	149,981
Legal, accounting and other professional fees	1,627,881	1,465,199
Corporate general and administrative expenses	457,653	654,137
Loss on impairment	36,670	—
Impairment of assets held for sale	175,671	—
Other expense	227,164	—
Depreciation and amortization	4,706,823	3,508,704
Total Operating Expenses	11,694,648	10,782,686
(Loss) gain on disposal of investment properties	(421,096)	124,641
Loss on extinguishment of debt	(389,207)	—
Operating (loss) income	(1,413,626)	814,504
Interest expense	3,555,088	5,534,255
Net Loss from Operations	(4,968,714)	(4,719,751)
Other income	236,500	361,469
Net Loss	(4,732,214)	(4,358,282)
Less: Net income attributable to Hampton Inn Property noncontrolling interests	—	14,651
Less: Net income (loss) attributable to Hanover Square Property noncontrolling interests	38,023	(8,781)
Less: Net income (loss) attributable to Parkway Property noncontrolling interests	19,076	(3,791)
Less: Net (loss) income attributable to Operating Partnership noncontrolling interests	(20,072)	3,903
Net Loss Attributable to Medalist Common Shareholders	$(4,769,241)	$(4,364,264)

Loss per share from operations - basic and diluted	$(0.28)	$(0.33)

Weighted-average number of shares - basic and diluted	17,122,617	13,092,937

Dividends paid per common share	$0.07	$0.04

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the year ended December 31, 2022 and 2021

							Noncontrolling Interests
	Common Stock					Total		Hanover
			Additional	Offering	Accumulated	Shareholders'	Hampton Inn	Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Property	Partnership	Total Equity
Balance, December 31, 2020	4,803,445	$48,034	$33,105,097	$(2,992,357)	$(19,298,987)	$10,861,787	$(224,383)	$189,784	$—	$882,555	$11,709,743
Common stock issuances	8,000,000	$80,000	$11,080,000	$—	$—	$11,160,000	$—	$—	$—	$—	$11,160,000
Share based compensation	67,256	673	149,308	—	—	149,981	—	—	—	—	149,981
Convertible debenture beneficial conversion feature	—	—	284,052	—	—	284,052	—	—	—	—	284,052
Conversion of convertible debentures	3,181,916	31,819	5,026,969	—	—	5,058,788	—	—	—	—	5,058,788
Offering costs	—	—	—	(358,589)	—	(358,589)	—	—	—	—	(358,589)
Net (loss) income	—	—	—	—	(4,364,264)	(4,364,264)	14,651	(8,781)	(3,791)	3,903	(4,358,282)
Dividends and distributions	—	—	—	—	(642,105)	(642,105)	(466,258)	(34,400)	—	(8,541)	(1,151,304)
Non-controlling interests	—	—	—	—	—	—	—	—	504,000	—	504,000
Reallocation of noncontrolling interest retained earnings	—	—	—	—	(675,990)	(675,990)	675,990	—	—	—	—

Balance, December 31, 2021	16,052,617	$160,526	$49,645,426	$(3,350,946)	$(24,981,346)	$21,473,660	$—	$146,603	$500,209	$877,917	$22,998,389
Common stock issuances	1,445,400	$14,454	$1,524,433	$—	$—	$1,538,887	$—	$—	$—	$—	$1,538,887
Common stock repurchases	(268,070)	(2,681)	(283,862)	—	—	(286,543)	—	—	—	—	(286,543)
Share based compensation	528,474	5,285	477,815	—	—	483,100	—	—	—	—	483,100
Net (loss) income	—	—	—	—	(4,769,241)	(4,769,241)	—	38,023	19,076	(20,072)	(4,732,214)
Dividends and distributions	—	—	—	—	(1,188,433)	(1,188,433)	—	(57,200)	(48,600)	(14,947)	(1,309,180)

Balance, December 31, 2022	17,758,421	$177,584	$51,363,812	$(3,350,946)	$(30,939,020)	$17,251,430	$—	$127,426	$470,685	$842,898	$18,692,439

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(4,732,214)	$(4,358,282)

Adjustments to reconcile consolidated net loss to net cash flows from operating activities
Depreciation	3,381,249	2,415,139
Amortization	1,325,574	1,093,565
Loan cost amortization	107,595	103,180
Mandatorily redeemable preferred stock issuance cost and discount amortization	222,881	204,383
Convertible debenture issuance cost, discount and beneficial conversion feature amortization	—	1,718,487
Above (below) market lease amortization, net	(226,721)	(24,024)
Bad debt expense	46,932	39,024
Note payable forgiveness	—	(176,300)
Share-based compensation	483,100	149,981
Impairment of assets held for sale	175,671	—
Loss on impairment	36,670	—
Loss on extinguishment of debt	389,207	—
Loss (gain) on sale of investment property	421,096	(124,641)

Changes in assets and liabilities
Rent and other receivables, net	16,775	(46,413)
Unbilled rent	(149,831)	(198,594)
Other assets	(194,173)	(50,243)
Accounts payable and accrued liabilities	(109,185)	87,351
Net cash flows from operating activities	1,194,626	832,613

CASH FLOWS FROM INVESTING ACTIVITIES

Investment property acquisitions	(10,279,714)	(20,750,571)
Capital expenditures	(1,019,304)	(536,685)
Cash received from disposal of investment properties	1,979,837	2,144,529
Net cash flows from investing activities	(9,319,181)	(19,142,727)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(1,309,180)	(1,151,304)
Investment of noncontrolling interests	—	504,000
Cash paid for lender fees associated with Clemson Best Western sale	(84,900)	—
Repayment of line of credit, short term	—	(325,000)
Proceeds from mortgages payable, net	18,477,304	24,377,886
Repayment of mortgages payable	(11,932,137)	(14,914,830)
Proceeds from sale of convertible debentures, net of capitalized offering costs	—	1,305,000
Proceeds from sales of common stock, net of capitalized offering costs	1,538,887	10,801,411
Repurchases of common stock, including costs and fees	(286,543)	—
Net cash flows from financing activities	6,403,431	20,597,163

(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,721,124)	2,287,049
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	7,383,977	5,096,928
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$5,662,853	$7,383,977

CASH AND CASH EQUIVALENTS, end of period, shown in consolidated balance sheets	3,922,136	4,370,405
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in consolidated balance sheets	1,740,717	3,013,572
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the consolidated statements of cash flows	$5,662,853	$7,383,977

Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid	$3,237,728	$4,065,121

Non-cash transactions:
Release of restricted cash related to sale of Clemson Best Western Property	$1,455,777	$—
Conversion of convertible debentures and accrued interest to common stock	—	5,058,788
Transfer of investment properties, net to assets held for sale, net	—	9,683,555
Transfer of mortgages payable, net to mortgages payable associated with assets held for sale, net	—	7,592,931
Assumption of mortgage debt, net	—	4,481,600
Forgiveness of note payable	—	176,300

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.      Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of December 31, 2022, the REIT, through the Operating Partnership, owned and operated eight properties, the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), the Shops at Hanover Square North, a 73,440 square foot retail property located in Mechanicsville, Virginia (the “Hanover Square Property”), the Ashley Plaza Shopping Center, a 164,012 square foot retail property located in Goldsboro, North Carolina (the “Ashley Plaza Property”), Brookfield Center, a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina (the “Brookfield Center Property”), the Lancer Center, a 181,590 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), the Greenbrier Business Center, an 89,280 square foot mixed-use industrial/office property located in Chesapeake, Virginia (the “Greenbrier Business Center Property "), the Parkway Property, a 64,109 square foot mixed-use industrial office property located in Virginia Beach, Virginia (the "Parkway Property") and the Salisbury Marketplace Shopping Center, a 79,732 square foot retail property located in Salisbury, North Carolina (the “Salisbury Marketplace Property”). The Company owns 84% of the Hanover Square Property as a tenant in common with a noncontrolling owner which owns the remaining 16% interest and 82% of the Parkway Property as a tenant in common with a noncontrolling owner which owns the remaining 18% interest.

The use of the word “Company” refers to the REIT and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the REIT, the Operating Partnership, wholly owned limited liability corporations which own or operate the properties, for the periods prior to September 30, 2022, the taxable REIT subsidiary which formerly operated the Clemson Best Western Property, and, for periods prior to December 31, 2021, the taxable REIT subsidiary which formerly operated the Hampton Inn Property.  As a REIT, certain tax laws limit the amount of “non-qualifying” income that Company can earn, including income derived directly from the operation of hotels.  As a result, the Company leased its consolidated hotel properties to taxable REIT subsidiaries (“TRS”) for federal income tax purposes. The TRS subsidiaries were subject to income tax and were not limited as to the amount of nonqualifying income they could generate, but the Company’s TRS subsidiaries were limited in terms of their value as a percentage of the total value of the Company’s assets. The Company’s TRS subsidiaries entered into agreements with a third party to manage the operations of the hotel.  The Company prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). References to the consolidated financial statements and references to individual financial statements included herein, reference the consolidated financial statements or the respective individual financial statement. All material balances and transactions between the consolidated entities of the Company have been eliminated.

The Company was formed to acquire, reposition, renovate, lease and manage income-producing properties, with a primary focus on (i) commercial properties, including flex-industrial, limited-service hotels, and retail properties, and (ii) multi-family residential properties in secondary and tertiary markets in the southeastern part of the United States, with an expected concentration in Virginia, North Carolina, South Carolina, Georgia, Florida and Alabama. The Company may also pursue, in an opportunistic manner, other real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, indirect investments in real property, such as those that may be obtained in a joint venture. While these types of investments are not intended to be a primary focus, the Company may make such investments in the discretion of Medalist Fund Manager, Inc. (the “Manager”).

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

The Company uses independent, third-party consultants to assist management with its ASC 805 evaluations. The Company determines fair value based on accepted valuation methodologies including the cost, market, and income capitalization approaches. The purchase price is allocated to the tangible and intangible assets identified in the evaluation.

The Company records depreciation on buildings and improvements utilizing the straight-line method over the estimated useful life of the asset, generally 4 to 42 years. The Company reviews depreciable lives of investment properties periodically and makes adjustments to reflect a shorter economic life, when necessary. Capitalized leasing commissions and tenant improvements incurred and paid by the Company subsequent to the acquisition of the investment property are amortized utilizing the straight-line method over the term of the related lease. Amounts allocated to buildings are depreciated over the estimated remaining life of the acquired building or related improvements.

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

Other than the tenant-specific losses on impairment and the impairment of assets held for sale described below, the Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the years ended December 31, 2022 and 2021, that would result in the projected value being below the carrying value of the Company’s properties.  During the year ended December 31, 2022, two tenants defaulted on their leases and abandoned their premises. The Company determined that the carrying value of certain intangible assets and liabilities associated with these leases that were recorded as part of the purchase of these properties should be written off.  As a result, the Company recorded a loss on impairment of $36,670 for the year ended December 31, 2022.  No such tenant-related loss on impairment was recorded during the year ended December 31, 2021.

Assets Held for Sale

The Company may decide to sell properties that are held as investment properties. The accounting treatment for the disposal of long-lived assets is covered by ASC 360.  Under this guidance, the Company records the assets associated with these properties, and any associated mortgages payable, as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.  Delays in the time required to complete a sale do not preclude a long-lived asset from continuing to be classified as held for sale beyond the initial one-year period if the delay is caused by events or circumstances beyond an entity’s control and there is sufficient evidence that the entity remains committed to a qualifying plan to sell the long-lived asset.

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

During subsequent periods since the asset group associated with the Clemson Best Western Property was initially classified as held for sale, the Company continued to follow its disposal plan.  Under ASC 360, during subsequent reporting periods after the asset group is classified as held for sale, it is necessary to evaluate the amounts previously used for the estimated fair value of the asset group.

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

As of March 31, 2022, the Company determined that the carrying value of the asset group associated with the Clemson Best Western Hotel Property exceeded its fair value, less estimated costs to sell, and recorded impairment of assets held for sale of $175,671 on its consolidated statement of operations for the year ended December 31, 2022.  No such impairment of assets held for sale was recorded during the year ended December 31, 2021.

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

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually. During the year ended December 31, 2022, two tenants defaulted on their leases and abandoned their premises. The Company determined that the book value of the intangible assets and liabilities, net, associated with these leases of $36,670 that were recorded as part of the purchase of these properties should be written off. This amount is included in the loss on impairment reported on the Company’s consolidated statement of operations for the year ended December 31, 2022.  No such loss on impairment was recorded for the year ended December 31, 2021.

Details of the deferred costs, net of amortization, arising from the Company’s purchases of its retail center properties and flex center properties are as follows:

	December 31,
	2022	2021
Intangible assets, net
Leasing commissions	$1,135,421	$1,153,736
Legal and marketing costs	169,437	163,019
Above market leases	209,860	360,509
Net leasehold asset	2,233,988	2,523,128
	$3,748,706	$4,200,392

Intangible liabilities, net
Below market leases	$(2,234,113)	$(1,880,612)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the year ended December 31, 2022 and 2021, respectively, were as follows:

	For the year ended December 31,
	2022	2021
Amortization of above market leases	$(188,903)	$(250,504)
Amortization of below market leases	415,624	274,528
	$226,721	$24,024

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during years ended December 31, 2022 and 2021, respectively, were as follows:

	For the year ended December 31,
	2022	2021
Leasing commissions	$(246,294)	$(208,650)
Legal and marketing costs	(65,760)	(37,441)
Net leasehold asset	(1,013,520)	(847,474)
	$(1,325,574)	$(1,093,565)

As of December 31, 2022 and 2021, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $2,198,049 and $2,779,370, respectively. During the years ended December 31, 2022 and 2021, the Company wrote off $1,901,786 and $667,298, respectively, in accumulated amortization related to fully amortized intangible assets and $5,109 and $0, respectively, in accumulated amortization related to the write off of assets related to the tenant defaults, discussed above.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	2023	2024	2025	2026	2027	2028-2042	Total
Intangible Assets
Leasing commissions	$219,221	$173,352	$145,550	$107,312	$88,394	$401,592	$1,135,421
Legal and marketing costs	61,506	39,837	24,004	13,160	7,917	23,013	169,437
Above market leases	97,960	45,608	21,526	15,629	14,543	14,594	209,860
Net leasehold asset	623,930	400,511	295,851	199,466	153,142	561,088	2,233,988
	$1,002,617	$659,308	$486,931	$335,567	$263,996	$1,000,287	$3,748,706

Intangible Liabilities
Below market leases, net	$(368,802)	$(285,892)	$(213,348)	$(178,776)	$(161,866)	$(1,025,429)	$(2,234,113)

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during years ended December 31, 2022 and 2021, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250,000. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. As of December 31, 2022, the Company held two cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $2,613,789. As of December 31, 2021, the Company held five cash accounts with an aggregate balance that exceeded the FDIC limit by $2,377,633.

Restricted cash represents (i) amounts held by the Company for tenant security deposits, (ii) escrow deposits held by lenders for real estate tax, insurance, and operating reserves, (iii) an escrow for the first year of dividends on the Company’s mandatorily redeemable preferred stock, and (iv) capital reserves held by lenders for investment property capital improvements.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of December 31, 2022 and 2021, the Company reported $267,854 and $222,265, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and other operating reserves. As of December 31, 2022 and 2021, the Company reported $579,785 and $1,523,837, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions furniture, fixtures and equipment, and tenant improvements. As of December 31, 2022 and 2021, the Company reported $893,078 and $1,267,470, respectively, in capital property reserves.

	December 31,
Property and Purpose of Reserve	2022	2021
Clemson Best Western Property - improvements	—	50,012
Clemson Best Western Property - furniture, fixtures and equipment	—	275,109
Franklin Square Property - leasing costs	845,765	700,000
Brookfield Center Property - maintenance and leasing cost reserve	47,313	92,349
Greenbrier Business Center - capital reserve	—	150,000
Total	$893,078	$1,267,470

Share Retirement

ASC 505-30-30-8 provides guidance on accounting for share retirement and establishes two alternative methods for accounting for the repurchase price paid in excess of par value.  The Company has elected the method by which the excess between par value and the repurchase price, including costs and fees, is recorded to additional paid in capital on the Company’s consolidated balance sheets.  During the year ended December 31, 2022, the Company repurchased 268,070 shares of its common stock at a total cost of $278,277 at an average price of $1.038 per common share.  The Company incurred fees of $8,266 associated with these transactions.  Of the total repurchase price, $2,681 was recorded to common stock and the difference, $283,862, was recorded to additional paid in capital on the Company’s consolidated balance sheet.  No such amounts were recorded during the year ended December 31, 2021.

Revenue Recognition

Retail and Flex Center Property Revenues

The Company recognizes minimum rents from its retail center properties and flex center properties on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the consolidated balance sheets. As of December 31, 2022 and 2021, the Company reported $1,022,153 and $872,322, respectively, in unbilled rent.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, on the consolidated statements of operations under the captions "Retail center property revenues” and “Flex center property revenues.” (See Recent Accounting Pronouncements, below.) This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives payments for these reimbursements from substantially all its tenants on a monthly basis throughout the year.

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final. During the years ended December 31, 2022 and 2021, respectively, the Company recognized $311,116 and $113,493, in retail center and flex center property tenant reimbursement revenues resulting from differences between the final billed amounts and previously estimated recoveries. The Company includes these tenant reimbursement revenues on the consolidated statements of operations under the captions "Retail center property revenues” and “Flex center property revenues.”

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the year ended December 31, 2022 no such termination fees were recorded.  During the year ended December 31, 2021, the Company received a $200,000 lease termination fee from a tenant in the Company’s Franklin Square Property. The Company recorded this revenue as other income on the Company’s consolidated statements of operation for the year ended December 31, 2021. Upon early lease termination, any unrecovered intangibles and other assets are written off as a loss on impairment. All unrecovered intangibles and other assets associated with the tenant in the Company’s Franklin Square Property which terminated its lease had been fully depreciated or amortized prior to the termination. Accordingly, during the years ended December 31, 2022 and 2021, respectively, no loss on impairment related to the Franklin Square tenant was recognized.  However, during the year ended December 31, 2022, two tenants defaulted on their leases and abandoned their premises. The Company determined that the book value of the intangible assets and liabilities, net, associated with these leases of $36,670 that were recorded as part of the purchase of these properties should be written off. This amount is included in the loss on impairment reported on the Company’s consolidated statement of operations for the year ended December 31, 2022.  No such loss on impairment was recorded for the year ended December 31, 2021.

Hotel Property Revenues

Hotel revenues from the Clemson Best Western Property (and for prior year periods, the Hampton Inn Property) were recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.  Revenues from the Company’s occupancy agreement with Clemson University were recognized as earned, which is as rooms are occupied or otherwise reserved for use by the University.  The Clemson University occupancy agreement ended on May 15, 2022 and the Company sold the Clemson Best Western Property on September 29, 2022.

The Clemson Best Western Property (and for prior year periods, the Hampton Inn Property) was required to collect certain taxes and fees from customers on behalf of government agencies and remit them back to the applicable governmental agencies on a periodic basis.  The Clemson Best Western Property had a legal obligation to act as a collection agent.  The Clemson Best Western Property did not retain these taxes and fees; therefore, they were not included in revenues.  The Clemson Best Western Property recorded a liability when the amounts were collected and relieved the liability when payments were made to the applicable taxing authority or other appropriate governmental agency.

Hotel Property Operating Expenses

All personnel of the Clemson Best Western Property (and in prior year periods, the Hampton Inn Property) were directly or indirectly employees of Marshall Hotels and Resorts, Inc. (“Marshall”), the Company’s hotel management firm. In addition to fees and services discussed above, the Hampton Inn Property and Clemson Best Western Property reimbursed Marshall for all employee related service costs, including payroll salaries and wages, payroll taxes and other employee benefits paid by Marshall on behalf of the respective property.  For the Clemson Best Western Property, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the years ended December 31, 2022 and 2021 were $478,774 and $468,897, respectively. For the Hampton Inn Property, which the Company sold on August 31, 2021, total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the years ended December 31, 2022 and 2021 were $0 and $622,844, respectively.

Rent and other receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of December 31, 2022 and 2021, the Company’s allowance for uncollectible rent totaled $47,109 and $13,010, respectively, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables.  Management determined that no additional general reserve is considered necessary as of December 31, 2022 and 2021, respectively.

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

During the year ended December 31, 2022, the Company's Clemson Best Western TRS entity generated a taxable loss, so no income tax expense was recorded.  During the year ended December 31, 2021, the Company's Clemson Best Western TRS entity generated taxable income.  The Company believed that the net operating loss carry forward from prior years would offset the taxable income for the year ended December 31, 2021, so no income tax expense was recorded.  However, due to changes in tax laws, loss carryforwards were limited and could only offset a portion of taxable income.  Accordingly, the Company was obligated to pay $9,877 in income taxes for the year ended December 31, 2021.  During the year ended December 31, 2021, the Company’s Hampton Inn TRS entity generated a tax loss, so no income tax expense was recorded. During the year ended December 31, 2022, the Company no longer owned the Hampton Inn Property.

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

Noncontrolling Interests

The ownership interests not held by the REIT are considered noncontrolling interests. There are four elements of noncontrolling interests in the capital structure of the Company. These noncontrolling interests have been reported in equity on the consolidated balance sheets but separate from the Company’s equity. On the consolidated statements of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests. The Company’s consolidated statements of changes in stockholders’ equity includes beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

The first noncontrolling interest is in the Hampton Inn Property, which the Company and the noncontrolling owner sold on August 31, 2021.  Prior to its sale, the Hampton Inn Property’s net income (loss) was allocated to the noncontrolling ownership interest based on its percent ownership.  During the year ended December 31, 2021, 22% of the Hampton Inn’s net income of $66,595, or $14,651 was allocated to the noncontrolling partnership interest. No such allocation was necessary during the year ended December 31, 2022 due to the sale of the property on August 31, 2021.

The second noncontrolling interest is in the Hanover Square Property in which the Company owns an 84% tenancy in common interest through its subsidiary and an outside party owns a 16% tenancy in common interest. The Hanover Square Property’s net income (loss) is allocated to the noncontrolling ownership interest based on its 16% ownership. During the year ended December 31, 2022, 16% of the Hanover Square Property’s net income of $237,651 or $38,023 was allocated to the noncontrolling ownership interest. During the year ended December 31, 2021, 16% of the Hanover Square Property’s net loss of $54,888 or $8,781 was allocated to the noncontrolling ownership interest.

The third noncontrolling interest is in the Parkway Property in which the Company owns an 82% tenancy in common interest through its subsidiary and an outside party owns an 18% tenancy in common interest. The Parkway Property's net income (loss) is allocated to the noncontrolling ownership interest based on its 18% ownership. During the year ended December 31, 2022, 18% of the Parkway Property's net income of $105,972 or $19,076 was allocated to the noncontrolling ownership interest.  During the year ended December 31, 2021, 18% of the Parkway Property’s net loss of $21,062 or $3,791, was allocated to the noncontrolling ownership interest.

The fourth noncontrolling ownership interest are the units in the Operating Partnership that are not held by the REIT. In 2017, 125,000 Operating Partnership units were issued to members of the selling LLC which owned the Hampton Inn Property who elected to participate in a 721 exchange, which allows the exchange of interests in real property for shares in a real estate investment trust. These members of the selling LLC invested $1,175,000 in the Operating Partnership in exchange for 125,000 Operating Partnership units. Additionally, as discussed above, effective on January 1, 2020, 93,850 Operating Partnership units were issued in exchange for approximately 3.45% of the noncontrolling owner’s tenant in common interest in the Hampton Inn Property. On August 31, 2020, a unitholder converted 5,319 Operating Partnership units into shares of Common Stock. As of December 31, 2022, respectively, there were 213,531 Operating Partnership units outstanding.

The Operating Partnership units not held by the REIT represent 1.19% and 1.31% of the outstanding Operating Partnership units as of the year ended December 31, 2022 and 2021 respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships units are issued or as units are exchanged for the Company’s $0.01 par value per share Common Stock. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net loss is allocated to the noncontrolling unit holders based on their ownership interest.

During the year ended December 31, 2022, a weighted average of 1.22% of the Operating Partnership’s net loss of $1,651,829, or $20,072, was allocated to the noncontrolling unit holders.  During the year ended December 31, 2021, a weighted average of 1.82% of the Operating Partnership’s net income of $214,333, or $3,903, was allocated to the noncontrolling unit holders.

Recent Accounting Pronouncements

Since its initial public offering, the Company has elected to be classified as an Emerging Growth Company in its periodic reporting to the Securities and Exchange Commission, and accordingly has followed the private company implementation dates for new accounting pronouncements.  Effective for the three months ending March 31, 2023, the Company will no longer be classified as an Emerging Growth Company, but will retain its classification as a smaller reporting company and therefore follow implementation dates applicable to smaller reporting companies with respect to new accounting pronouncements.

Recently Adopted Accounting Pronouncements

Accounting for Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842).  The amendments in this update govern a number of areas including, but not limited to, accounting for leases, replacing the existing guidance in ASC No. 840, Leases.  Under this standard, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, must be recognized as assets and liabilities, respectively, on the balance sheets.  Other significant provisions of this standard include (i) defining the “lease term” to include the non-cancelable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheets to contemplate only those variable lease payments that depend on an index or that are in substance “fixed,” (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits and (iv) a requirement to bifurcate certain lease and non-lease components.  The lease standard was effective for public companies for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years) and for private companies, fiscal years beginning after December 15, 2019, with early adoption permitted. The FASB subsequently deferred the effective date of ASU 2016-02 for private companies by one year, to fiscal years beginning after December 15, 2020, to provide those companies with additional time to address various implementation challenges and complexities. In June 2020, the FASB further deferred the effective date due to the effects on private companies from business and capital market disruptions caused by the novel coronavirus (“COVID-19”) pandemic.  Following those deferrals, ASU 2016-02 became effective for private companies for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. The Company adopted the standard effective on January 1, 2022 using the modified retrospective approach within ASU 2018-11, which allows for the application date to be the beginning of the reporting period in which the entity first applies the new standard. The Company historically has not been and is not currently a “lessee” under any lease agreements, and thus did not have any arrangements requiring the recognition of lease assets or liabilities on its balance sheet.

As a “lessor”, the Company has active lease agreements with over 100 tenants across its portfolio of investment properties. On a prospective and retrospective basis, the accounting for those leases under ASU 2016-02 (ASC No. 842) is substantially unchanged from the previous guidance in ASC No. 840. However, upon the adoption of ASC No. 842, the Company has elected the practical expedient permitting lessors to elect by class of underlying asset to not separate non-lease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC No. 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. The Company assessed the criteria above with respect to our operating leases and determined that they qualify for the non-separation practical expedient. As a result, the Company has accounted for and presented the revenues from these leases, including tenant reimbursements, as a single line item on its consolidated statements of operations for the year ended December 31, 2022. Prior to the adoption of ASC No. 842, the Company separated lease-related revenue from its retail center and flex center properties into two components. Fixed rental payments under its leases (recognized on a straight-line basis over the term of the underlying lease) were recorded as retail center property revenues and flex center property revenues. Variable payments under the leases made by tenants for real estate taxes, insurance and common area maintenance (“CAM”) expenses were recorded as retail center and flex center tenant reimbursements. For comparability, the Company has adjusted its comparative consolidated statement of operations for the year ended December 31, 2021, to conform to the 2022 financial statement presentation. The prior period operating lease income presented in retail center property revenues includes $915,107 previously classified as retail center property tenant reimbursements for the year ended December 31, 2021, and $268,592 previously classified as flex center property tenant reimbursements for the year ended December 31, 2021. These reclassifications had no effect on total revenues, net income, total assets, total liabilities or equity.

Debt With Conversion Options

In August 2020, the FASB issued ASU 2020-06, Debt - Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The objective of ASU 2020-06 is to reduce the current complexity involved in accounting for convertible financial instruments by reducing the number of accounting models applicable to those instruments in the existing guidance. Following the adoption of ASU 2020-06, companies are expected to encounter fewer instances in which a convertible financial instrument must be separated into a debt or equity component and a derivative component for accounting purposes due to the embedded conversion feature. As a result of these revisions, debt instruments issued with a beneficial conversion feature will no longer require separation and thus will be accounted for as a single debt instrument under the updated guidance. In addition to those changes, ASU

2020-06 adds several incremental financial statement disclosures with respect to a company’s convertible financial instruments and makes certain refinements with respect to calculating the effect of those instruments on a company’s diluted earnings per share. ASU 2020-06 is effective for public companies for fiscal years beginning after December 15, 2021 (including interim periods within those fiscal years), and for private companies, fiscal years beginning after December 15, 2023. Early adoption of the guidance is permitted, but no earlier than fiscal years beginning after December 15, 2020. As discussed in Note 5, below, during the period from October 2020 to January 2021, the Company issued debentures that were convertible into shares of its common stock. While those debentures were subject to the accounting guidance for convertible financial instruments, they were fully converted into common stock during the period from January to May 2021 and are no longer outstanding. The updated guidance in ASU 2020-06 will be applied to any future convertible financial instruments that the Company may issue.

Upcoming Accounting Pronouncements

Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance applies to most financial assets measured at amortized cost and certain other instruments, such as accounts receivable and loans. The guidance requires that the Company estimate the lifetime expected credit loss with respect to these receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company is also required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes. Credit losses primarily arise from tenant defaults and historically have not been significant.  The Company will adopt the update on the required effective date of January 1, 2023, and the Company does not expect it to have a material impact on its consolidated financial statements.

Effects of Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The London Interbank Offered Rate (LIBOR), which is widely used as a reference interest rate in debt agreements and other contracts, was effectively discontinued for new contracts as of December 31, 2021, and its publication for existing contracts is scheduled to be discontinued by June 30, 2023. Financial market regulators in certain jurisdictions throughout the world undertook reference rate reform initiatives to guide the transition and modification of debt agreements and other contracts that are based on LIBOR to the successor reference rate that will replace it. ASU 2020-04 was issued to provide companies that are impacted by these changes with the opportunity to elect certain expedients and exceptions that are intended to ease the potential burden of accounting for or recognizing the effects of reference rate reform on financial reporting.  Under ASU 2020-04, companies may generally elect to make use of the expedients and exceptions provided therein for any reference rate contract modifications that occur in reporting periods that encompass the timeline from March 12, 2020 to December 31, 2022. The FASB subsequently issued ASU 2022-06, Reference Rate Reform (Topic 848):  Deferral of the Sunset of Topic 848, to extend that timeline from December 31, 2022 to December 31, 2024.  The Company’s Parkway Property is financed by a mortgage loan with a corresponding interest rate protection agreement which both use USD LIBOR as the reference interest rate (see Note 5, below).  The mortgage loan matures on November 1, 2031, and the interest rate protection agreement expires on December 1, 2026.  The Company is continuing to review the guidance in ASU 2020-04 and anticipates that it will use the expedients and exceptions provided therein with respect to the replacement of USD LIBOR as the reference rate in the Parkway Property mortgage loan and corresponding interest rate protection agreement.  However, the Company does not expect that any changes under ASU 2020-04 will have a material impact on its consolidated financial statements.

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

3.      Investment Properties

Investment properties consist of the following:

	December 31,
	2022	2021
Land	$16,526,436	$14,142,555
Site improvements	4,719,926	4,431,338
Buildings and improvements (1)	64,669,498	57,322,242
Investment properties at cost (2)	85,915,860	75,896,135
Less accumulated depreciation	9,400,908	6,488,220
Investment properties, net	$76,514,952	$69,407,915
(1)	Includes tenant improvements (both those acquired as part of the acquisition of the properties and those constructed after the properties’ acquisition), capitalized leasing commissions and other capital costs incurred post-acquisition.
(2)	Excludes intangible assets and liabilities (see Note 2, above, for a discussion of the Company's accounting treatment of intangible assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $3,381,249 and $2,415,139 for the years ended December 31, 2022 and 2021, respectively.

Capitalized tenant improvements

The Company carries two categories of capitalized tenant improvements on its consolidated balance sheets, both of which are recorded under investment properties, net, on the Company’s consolidated balance sheets. The first category is the allocation of acquisition costs to tenant improvements that is recorded on the Company’s consolidated balance sheet as of the date of the Company’s acquisition of the investment property. The second category are tenant improvement costs incurred and paid by the Company subsequent to the acquisition of the investment property. Both are recorded as a component of investment properties on the Company’s consolidated balance sheets. Depreciation expense on both categories of tenant improvements is recorded as a component of depreciation expense on the Company’s consolidated statement of operations.

The Company generally records depreciation of capitalized tenant improvements on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	December 31,
	2022	2021
Capitalized tenant improvements – acquisition cost allocation, net	$3,178,534	$1,840,612
Capitalized tenant improvements incurred subsequent to acquisition, net	338,836	257,340

During the years ended December 31, 2022 and 2021, the Company recorded $177,373 and $143,079, respectively, in capitalized tenant improvements.

Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $95,877 and $65,658 for the years ended December 31, 2022 and 2021, respectively.

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $622,827 and $371,714 for the years ended December 31, 2022 and 2021, respectively.

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

The Company generally records depreciation of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	December 31,
	2022	2021
Capitalized leasing commissions, net	$555,956	$356,327

During the years ended December 31, 2022 and 2021, the Company recorded $300,331 and $73,458, respectively in capitalized leasing commissions. Depreciation on capitalized leasing commissions was $100,702 and $65,414 for the years ended December 31, 2022 and 2021, respectively.

Assets held for sale

The Company records properties as assets held for sale, and any associated mortgages payable, net, as mortgages payable, net, associated with assets held for sale, on the Company's consolidated balance sheets when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.  As of December 31, 2022 and 2021, assets held for sale and liabilities associated with assets held for sale consisted of the following:

	December 31,
	2022	2021
Investment properties, net	$—	$9,846,208
Total assets held for sale	$—	$9,846,208

	December 31,
	2022	2021
Mortgages payable, net	$—	$7,615,368
Total liabilities associated with assets held for sale	$—	$7,615,368

During February 2021, the Company committed to a plan to sell an asset group associated with the Clemson Best Western Hotel Property that includes the land, site improvements, building, building improvements and furniture, fixtures and equipment.  As a result, as of March 31, 2021, the Company reclassified these assets, and the related mortgage payable, net, for the Clemson Best Western Property as assets held for sale and liabilities associated with assets held for sale, respectively.  As part of its continuing evaluation of the amounts previously used for the estimated fair value of the Clemson Best Western asset group that had been reclassified as assets held for sale, during the three months ended March 31, 2022, the Company recorded an impairment charge of $175,671 associated with this reclassification.  The Company closed on the sale of the Clemson Best Western Hotel Property on September 29, 2022.

Sale of investment properties

On September 29, 2022, the Company sold the Clemson Best Western Hotel Property to an unrelated third party for a sale price of $10.015 million, resulting in a loss on sale of investment properties of $421,096 reported on the Company's consolidated statement of operations for the year ended December 31, 2022.  This loss, which exceeded the Company’s previously recorded loss on impairment, was related to costs associated with the sale of the property.  On August 31, 2021, the Company sold the Hampton Inn Property to an unrelated third party for a sale price of $12.9 million, resulting in a gain on sale of investment properties of $124,641 reported on the Company's consolidated statement of operations for the year ended December 31, 2021.

The Company reports properties that have been either previously disposed or that are currently held for sale in continuing operations in the Company's consolidated statements of operations if the disposition, or anticipated disposition, of the assets does not represent a shift in the Company's investment strategy. The Company's sale of the Clemson Best Western Hotel Property and the Hampton Inn Property do not constitute a change in the Company's investment strategy, which continues to include limited-service hotels as a targeted asset class.

Operating results of the Clemson Best Western Hotel Property, which was sold on September 29, 2022 and the Hampton Inn Property, which was sold on August 31, 2021, which are included in continuing operations, are as follows:

	For the year ended December 31,
	2022	2021
Hotel property room revenues	$1,494,836	$4,590,372
Hotel property other revenues	12,813	44,959
Total Revenue	1,507,649	4,635,331
Hotel property operating expenses	1,335,801	3,102,951
Depreciation and amortization	—	—
Total Operating Expenses	1,335,801	3,102,951
(Loss) gain on disposal of investment properties	(421,096)	124,641
Operating (Loss) Income	(249,248)	1,657,021
Interest expense	427,244	1,066,790
Net (Loss) Income from Operations	(676,492)	590,231
Other expense	(48)	(166)
Net (Loss) Income	(676,540)	590,065
Net income attributable to Hampton Inn Property noncontrolling interests	—	14,651
Net (loss) income attributable to Operating Partnership noncontrolling interests	(12,827)	13,898
Net Loss (Income) Attributable to Medalist Common Shareholders	(663,713)	561,516

2022 Property Acquisitions

On June 13, 2022, the Company completed its acquisition of the Salisbury Marketplace Property, a 79,732 square foot retail property located in Salisbury, North Carolina, through a wholly owned subsidiary.  The Salisbury Marketplace Property, built in 1986, was 91.2% leased as of December 31, 2022, and is anchored by Food Lion, Citi Trends and Family Dollar.  The purchase price for the Salisbury Marketplace Property was $10,025,000 paid through a combination of cash provided by the Company and the incurrence of new mortgage debt.  The Company’s total investment was $10,279,714.  The Company incurred $254,714 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

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

2021 Property Acquisitions

The Lancer Center Property

On May 14, 2021, the Company completed its acquisition of the Lancer Center Property, a 181,590 square foot retail property located in Lancaster, South Carolina, through a wholly owned subsidiary. The Lancer Center Property, built in 1987, was 100% leased as of December 31, 2022 and is anchored by KJ’s Market, Big Lots, Badcock Furniture, and Harbor Freight. The purchase price for the Lancer Center Property was $10,100,000, less a $200,000 credit to the Company for major repairs, paid through a combination of cash provided by the Company and the incurrence of new mortgage debt. The Company’s total investment, including $143,130 of loan issuance costs, was $10,205,385. The Company incurred $305,385 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

The Greenbrier Business Center Property

On August 27, 2021, the Company completed its acquisition of the Greenbrier Business Center Property, an 89,290 square foot mixed-use industrial/office property, through a wholly owned subsidiary. The Greenbrier Business Center Property was previously owned by Medalist Fund II-B, LLC, a Virginia limited liability company, which is also managed by the Manager. The Greenbrier Business Center Property, built in 1987, was 79.9% leased as of December 31, 2022.  A major tenant is Bridge Church. The purchase price for the Greenbrier Business Center Property was $7,250,000, paid through a combination of cash provided by the Company and the assumption of mortgage debt. The Company's total investment, including $13,400 of loan issuance costs, was $7,578,762. The Company incurred $178,763 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

The Parkway Property

On November 1, 2021, the Company completed its acquisition of an undivided 82% tenant-in-common interest in the Parkway Property, a 64,109 square foot mixed-use industrial/office property, through a wholly owned subsidiary. The Parkway Property, built in 1984, was 100% leased as of December 31, 2022, and is anchored by First Onsite and GBRS Group. The purchase price for the Parkway Property was $7,300,000, paid through a combination of $2,138,795 in cash provided by the Company, $469,492 in cash from an unaffiliated tenant-in-common, and net mortgage loan proceeds of approximately $4,989,737. The Company’s total investment, including $110,263 of loan issuance costs, was $7,598,024.  The Company incurred $298,024 of acquisition and closing costs which were capitalized and added to the tangible assets acquired. The Company purchased the Parkway Property as a tenant-in-common with PMI Parkway, LLC, an unaffiliated party. The Company acquired an 82% interest in the Parkway Property, and PMI Parkway, LLC owns the remaining 18% interest.

	Lancer	Greenbrier
	Center	Business Center	Parkway
	Property	Property	Property	Total
Fair value of assets acquired:
Investment property (a)	$9,902,876	$6,896,803	$7,277,036	$24,076,715
Lease intangibles and other assets (b)	1,023,753	583,940	472,288	2,079,981
Restricted cash acquired (c)	—	150,000	—	150,000
Above market leases (b)	157,438	48,186	2,494	208,118
Below market leases (b)	(878,682)	(100,167)	(153,794)	(1,132,643)
Fair value of net assets acquired (d)	$10,205,385	$7,578,762	7,598,024	$25,382,171

Purchase consideration:
Consideration paid with cash (e)	$3,783,515	$3,097,162	2,138,795	$9,019,472
Consideration paid by noncontrolling owner	—	—	469,492	469,492
Consideration paid with new mortgage debt, net (f)	6,421,870	—	4,989,737	11,411,607
Consideration paid with assumed mortgage debt, net (g)	—	4,481,600	—	4,481,600
Total consideration (h)	$10,205,385	$7,578,762	7,598,024	$25,382,171
a.	Represents the fair value of the investment property acquired which includes land, buildings, site improvements, tenant improvements and furniture, fixtures and equipment. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing and acquisition costs were allocated and added to the fair value of the tangible assets acquired.
b.	Represents the fair value of lease intangibles and other assets. Lease intangibles include leasing commissions, leases in place, above market leases, below market leases and legal and marketing costs associated with replacing existing leases.
c.	Represents an operating reserve funded by the Company at closing.
d.	Represents the total fair value of assets and liabilities acquired at closing.
e.	Represents cash paid at closing and cash paid for acquisition (including intangible assets), and closing costs paid at closing or directly by the Company outside of closing.
f.	Issuance of new mortgage debt to fund the purchase of the Lancer Center Property, net of capitalized loan issuance costs. See Note 5, below.
g.	Assumption of mortgage debt related to the purchase of the Greenbrier Business Center Property. See Note 5, below.
h.	Represents the consideration paid for the fair value of the assets and liabilities acquired.

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

Holders of the mandatorily redeemable preferred stock generally have no voting rights. However, if the Company does not pay dividends on the mandatorily redeemable preferred stock for six consecutive quarterly periods, the holders of that stock, voting together as a single class with the holders of any outstanding Parity Stock having similar voting rights, will be entitled to vote for the election of two additional directors to serve on the Board until the Company pays all dividends owed on the mandatorily redeemable preferred stock. The affirmative vote of the holders of at least two-thirds of the outstanding shares of mandatorily redeemable preferred stock, voting together as a single class with the holders of any other class or series of the Company’s preferred stock upon which like voting rights have been conferred and are exercisable, is required for the Company to authorize, create or increase the number of shares of any class or series of capital stock expressly designated as ranking senior to the mandatorily redeemable preferred stock as to distribution rights and rights upon the Company’s liquidation, dissolution or winding up.  In addition, the affirmative vote of at least two-thirds of the outstanding shares of mandatorily redeemable preferred stock (voting as a separate class) is required to amend the Company’s charter (including the articles supplementary designating the mandatorily redeemable preferred stock) in a manner that materially and adversely affects the rights of the holders of mandatorily redeemable preferred stock. Among other things, the Company may, without any vote of the holders of mandatorily redeemable preferred stock, issue additional shares of mandatorily redeemable preferred stock and may authorize and issue additional shares of any class or series of any Junior Stock or Parity Stock.

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

For all periods the mandatorily redeemable preferred stock has been outstanding, the Company has paid a cash dividend on the stock equal to 8% per annum, paid quarterly, as follows:

		Amount
Payment Date	Record Date	per share	For the period
April 27, 2020	April 24, 2020	$0.37	February 19, 2020 - April 27, 2020
July 24, 2020	July 22, 2020	0.50	April 28, 2020 - July 24, 2020
October 26, 2020	October 23, 2020	0.50	July 25, 2020 - October 26, 2020
February 1, 2021	January 29, 2021	0.50	October 27, 2020 - February 1, 2021
April 30, 2021	April 26, 2021	0.50	February 2, 2021 – April 30, 2021
July 26, 2021	July 12, 2021	0.50	May 1, 2021 - July 26, 2021
October 27, 2021	October 25, 2021	0.50	July 27, 2021 – October 26, 2021
January 20, 2022	January 13, 2022	0.50	October 27, 2021 – January 19, 2022
April 21, 2022	April 18, 2022	0.50	January 20, 2022 - April 20, 2022
July 21, 2022	July 18, 2022	0.50	April 21, 2022 - July 20, 2022
October 20, 2022	October 17, 2022	0.50	July 21, 2022 - October 19, 2022
January 27, 2023	January 24, 2023	0.50	October 20, 2022 - January 19, 2023

As of December 31, 2022 and 2021, the Company recorded $70,004 and $70,004, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock. This amount is reported in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

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

Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $222,881 and $204,383 were included in interest expense for the years ended December 31, 2022 and 2021, respectively, in the accompanying consolidated statements of operations. Accumulated amortization of the discount and deferred financing costs was $589,639 and $366,758 as of December 31, 2022 and 2021, respectively.

5.      Loans Payable

Mortgages Payable

The Company’s mortgages payables, net consists of the following:

	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2022	2021
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Hanover Square (b)	$56,882	4.25%	December 2027	9,877,867	10,134,667
Ashley Plaza (c)	$52,795	3.75%	September 2029	10,930,370	11,127,111
Brookfield Center (d)	$22,876	3.90%	November 2029	4,663,206	4,758,344
Parkway Center (e)	$19,720	Variable	October 2026	4,992,427	5,090,210
Wells Fargo Facility (f)	$103,438	4.50%	June 2027	18,351,981	—
Lancer Center (g)				—	6,488,034
Greenbrier Business Center (h)				—	4,495,000
Unamortized issuance costs, net				(725,592)	(825,544)
Total mortgages payable, net				$61,340,259	$54,517,822
(a)	The original mortgage loan for the Franklin Square Property in the amount of $14,275,000 matured on October 6, 2021. Effective on October 6, 2021, the Company entered into a forbearance agreement with the current lender extending the maturity date for thirty days with a right to extend the maturity date for an additional thirty days. On November 8, 2021, the Company closed on a new loan in the principal amount of $13,250,000 with a ten-year term and a maturity date of December 6, 2031. In addition to the funds from the new loan, the Company used $2,242,273 in cash on hand for loan issuance costs (totaling $283,721), to fund escrows and to repay the remaining balance of the original mortgage loan. The Company has guaranteed the payment and performance of the obligations of the new mortgage loan. The new mortgage loan bears interest at a fixed rate of 3.808% and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a thirty-year amortization schedule. The Company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470. The new mortgage includes covenants for the Company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and for the Company to maintain liquid assets of no less than $1,000,000. As of December 31, 2022 and 2021, the Company believes that it is compliant with these covenants.
(b)	The mortgage loan for the Hanover Square Property bore interest at a fixed rate of 4.25% until January 1, 2023, when the interest rate adjusted to a fixed rate of 6.94%, which was determined by adding 3.00% to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25%. As a result of the interest rate change, as of February 1, 2023, the fixed monthly payment of $56,882 increased to $78,098 which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule. The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 and (ii) maintain a loan-to-value of real estate ratio of 75%. As of December 31, 2022 and 2021, respectively, the Company believes that it is compliant with these covenants.
(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.
(d)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90% and was interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.
(e)	The mortgage loan for the Parkway Property bears interest at a variable rate based on LIBOR with a minimum rate of 2.25%. The interest rate payable is the ICE LIBOR rate plus 225 basis points. As of December 31, 2022 and 2021, the rate in effect for the Parkway Property mortgage was 6.3701% and 2.3493%, respectively. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule. On October 28, 2021, the Company entered into an Interest Rate Protection Transaction to limit its exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property. Under this agreement, the Company’s interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%. For the period from September 1, 2022 through December 31, 2022, the effective rate for the Parkway Property mortgage exceeded the 5.25% cap, and payments from the Interest Rate Protection Transaction resulted in a net interest expense based on the 5.25% cap rate. Payments to the Company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on the Company’s consolidated statements of operations for the year ended December 31, 2022. No such payments were received during the year ended December 31, 2021 because the interest rate in effect did not exceed the interest rate cap.
(f)	On June 13, 2022, the Company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property (see notes (g) and (h), below). The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule, is $103,438. The Company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a minimum debt yield of 9.5% on the Salisbury Marketplace, Lancer Center and Greenbrier Business Center properties, and the maintenance of liquid assets of not less than $1,500,000. As of December 31, 2022, the Company believes that it is compliant with these covenants.

(g)	On June 13, 2022, the Company refinanced the mortgage loan for the Lancer Center Property, using proceeds from the Wells Fargo Facility discussed above. The Company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for the year ended December 31, 2022, recorded a loss on extinguishment of debt of $113,282. The original mortgage loan for the Lancer Center Property bore interest at a fixed rate of 4.00%. The monthly payment was $34,667 which included interest at the fixed rate and principal, based on a twenty-five-year amortization schedule.
(h)	On June 13, 2022, the Company refinanced the mortgage loan for the Greenbrier Business Center Property, using proceeds from the Wells Fargo Facility discussed above. The Company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for the year ended December 31, 2022, recorded a loss on extinguishment of debt of $56,393. The Company assumed the original mortgage loan for the Greenbrier Business Center Property from the seller. The original mortgage loan bore interest at a fixed rate of 4.00% and would have been interest only until August 1, 2022, at which time the monthly payment would have become $23,873, which would have included interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule.

Interest rate protection transaction

On October 28, 2021, the Company entered into an Interest Rate Protection Transaction to limit the Company’s exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property. Under this agreement, the Company’s interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%. USD 1-Month ICE LIBOR was 4.392% and 0.102% as of December 31, 2022 and 2021, respectively. In accordance with the guidance on derivatives and hedging, the Company records all derivatives on the balance sheet at fair value under other assets. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Fair Value of the Interest Rate Protection Transaction is valued by an independent, third-party consultant which uses observable inputs such as yield curves, volatilities and other current market data, all of which are considered Level 2 inputs.  As of December 31, 2022 and 2021, the fair value of the interest Rate Protection Transaction was $258,279 and $37,350, respectively. The Company reports changes in the fair value of the derivative as an increase (decrease) in fair value-interest rate cap on its consolidated statements of operations.

Mortgages payable, net, associated with assets held for sale

The Company’s mortgages payables, net, associated with assets held for sale, consists of the following:

	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2022	2021
Clemson Best Western (a)	Interest only	Variable	October 2022	—	7,750,000
Unamortized issuance costs, net				—	(134,632)
Total mortgages payable, net, associated with assets held for sale				$—	$7,615,368
(a.)	As of March 31, 2021, the Company reclassified the mortgage loan for the Clemson Best Western Property to mortgages payable, net, associated with assets held for sale. The mortgage loan for the Clemson Best Western Property bore interest at a variable rate based on LIBOR with a minimum rate of 7.15%. The interest rate payable was the USD LIBOR one-month rate plus 4.9%. As of December 31, 2021, the rate in effect for the Clemson Best Western Property mortgage was 7.15%. On September 29, 2022, the Company sold the Clemson Best Western Property and repaid the Clemson Best Western Property mortgage payable. The Company accounted for the repayment of the mortgage payable under debt extinguishment accounting in accordance with ASC 470. During the year ended December 31, 2022, the Company recorded a loss on extinguishment of debt of $219,532, consisting of $84,900 in fees paid to the lender and a write off of $134,632 of unamortized loan issuance costs.

During the year ended December 31, 2022, the Company incurred $227,164 in expenses related to its efforts to refinance the Clemson Best Western Property mortgage payable in anticipation of its October 6, 2022 maturity, had the Company not successfully closed on the sale of the Clemson Best Western Property on September 29, 2022.  These expenses for lender fees and other third-party costs are recorded as other expenses on the Company’s consolidated statement of operations for the year ended December 31, 2022.  No such expenses were recorded during the year ended December 31, 2021.

Wells Fargo Line of Credit

On June 13, 2022, the Company, through its wholly owned subsidiaries, entered into a loan agreement with Wells Fargo Bank for a $1,500,000 line of credit (the “Wells Fargo Line of Credit”).  During the year ended December 31, 2022, the Company did not make any draws or repayments on the Wells Fargo Line of Credit.  As of December 31, 2022, the Wells Fargo Line of Credit had an outstanding balance of $0.  Outstanding balances on the Wells Fargo Line of Credit will bear interest at a floating rate of 2.25% above the daily secured overnight financing rate (“SOFR”).  As of December 31, 2022, SOFR was 4.3%.  The Wells Fargo Line of Credit has a one-year, renewable term, is unconditionally guaranteed by the Company, and any outstanding balances are secured by the Lancer Center Property, the Greenbrier Business Center Property and the Salisbury Marketplace Property.

Convertible Debentures

On October 27, 2020, the Company entered into a definitive agreement with a financing entity to issue and sell convertible debentures in an aggregate principal amount of up to $5 million pursuant to a private offering exempt from registration under the Securities Act of 1933, as amended. The debentures were issued at a 5% discount to the principal amount, accrue interest at a rate of 5% per annum (payable at conversion or maturity), and were closed in three separate tranches as follows: (i) convertible debenture of $1.5 million issued and sold on October 27, 2020 upon the signing of the definitive agreement, (ii) convertible debenture of $2.0 million issued and sold on December 22, 2020 upon the filing of a registration statement with the U.S. Securities and Exchange Commission (“SEC”) relating to the shares of common stock that may be issued upon the conversion of the convertible debentures, and (iii) convertible debenture of $1.5 million issued and sold on January 5, 2021, the date the registration statement was declared effective by the SEC. The second and third closings of the convertible debentures were subject to the Company successfully obtaining approval from its common stockholders for the issuance of shares of common stock that may be issued upon the conversion of the convertible debentures.  Net proceeds from the issuance and sale of the convertible debentures totaled $4,231,483.

				Debt
		Principal		Issuance	Net Cash
Tranche	Closing Date	Amount	Discount	Costs – Cash	Proceeds
Tranche 1	October 27, 2020	$1,500,000	$(75,000)	$(155,555)	$1,269,445
Tranche 2	December 22, 2020	2,000,000	(100,000)	(207,407)	1,692,593
Tranche 3	January 5, 2021	1,500,000	(75,000)	(155,555)	1,269,445
Total		$5,000,000	$(250,000)	$(518,517)	$4,231,483

The 5% issue discount totaled $250,000 and was amortized over the one-year term of the debentures using the effective interest method. The Company also paid a total of $518,517 in issuance costs, including legal, accounting, other professional fees, and underwriting discounts. In addition to the closing costs paid in cash, the Company paid $123,000 in debt issuance costs in common shares of the Company.  These issuance costs were recorded as deferred debt issuance costs on the accompanying consolidated balance sheets as a direct deduction from the carrying amount of the convertible debentures and were amortized over the one-year term of the debentures using the effective interest method.

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

Each tranche of the convertible debentures had a maturity date one year from its closing date. At its option, the holder at any time may elect to convert any portion of the principal and accrued interest into shares of the Company’s common stock. Conversions into common stock occur at the lower of (1) a fixed conversion price of $2.47, or (2) a variable conversion price equal to 88% of the volume-weighted average price of the Company’s common shares for the ten consecutive trading days preceding the conversion date, except that the conversion price cannot be lower than $0.6175. Based on securities and stock exchange regulations, the agreement limits the percentage of the Company’s common shares that may be held at any time by the debenture holder, which effectively limits the amount of principal and interest that the debenture holder may convert without disposing of shares received in earlier conversions. The agreement includes customary representations and warranties, as well as provisions for conversion price adjustments that prevent dilution of the holder’s conversion shares in the event the Company issues additional shares of its common stock prior to the maturity or full conversion of the debentures. At its option, the Company may redeem all or any portion of the outstanding principal and accrued interest prior to the maturity date at a 15% premium to the principal amount, provided that the trading price of its common stock at that time is less than the $2.47 fixed conversion price and it provides the holder with ten business days’ written notice to allow the holder the opportunity to elect conversion of the debentures prior to the redemption.

Between January 6, 2021 and May 11, 2021, the convertible debenture holder completed the full conversion of the total $5,000,000 principal balance of the convertible debentures and $58,788 in accrued interest, to the Company’s common shares, receiving 3,181,916 common shares in a series of 17 conversions at an average conversion price of $1.59 per common share.

Interest expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the year ended December 31, 2022
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square mortgage	$511,568	$28,372	$—	$—	$539,940
Hanover Square mortgage	426,298	12,890	—	—	439,188
Ashley Plaza mortgage	419,301	17,430	—	—	436,731
Clemson Best Western mortgage	425,109	—	—	2,135	427,244
Brookfield Center mortgage	186,270	11,350	—	—	197,620
Lancer Center mortgage	115,179	11,928	—	—	127,107
Greenbrier Business Center mortgage	81,409	1,155	—	—	82,564
Parkway Center mortgage	198,480	11,026	(7,682)	—	201,824
Wells Fargo Mortgage Facility	466,545	13,444	—	—	479,989
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	222,881	—	400,000	622,881
Total interest expense	$2,830,159	$330,476	$(7,682)	$402,135	$3,555,088

	For the year ended December 31, 2021
		Amortization
	Mortgage	of discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square mortgage	$720,003	$9,325	$—	$729,328
Hanover Square mortgage	438,931	12,902	—	451,833
Hampton Inn mortgage	456,300	9,000	10,544	475,844
Ashley Plaza mortgage	427,280	17,431	—	444,711
Clemson Best Western mortgage	561,821	22,437	6,688	590,946
Brookfield Center mortgage	189,685	11,352	—	201,037
Lancer Center mortgage	166,026	17,971	—	183,997
Greenbrier Business Center mortgage	63,429	924	—	64,353
Parkway Center mortgage	19,895	1,838	—	21,733
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	204,383	400,000	604,383
Amortization and interest on convertible debentures	—	1,718,487	42,486	1,760,973
Other interest	—	—	5,117	5,117
Total interest expense	$3,043,370	$2,026,050	$464,835	$5,534,255

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of December 31, 2022		As of December 31, 2021
		Accumulated		Accumulated
		amortization of		amortization
	Accrued	capitalized	Accrued	of capitalized
	interest	issuance costs	interest	issuance costs
Franklin Square mortgage	$43,448	$30,736	$—	$2,364
Hanover Square mortgage	38,792	59,880	38,287	46,990
Ashley Plaza mortgage	35,296	58,109	—	40,679
Clemson Best Western mortgage	—	—	47,716	134,622
Brookfield Center mortgage	—	36,893	15,979	25,542
Lancer Center mortgage	—	—	22,042	17,971
Greenbrier Business Center mortgage	—	—	15,482	924
Parkway Center mortgage	26,502	12,864	9,966	1,838
Wells Fargo Mortgage Facility	—	13,444	—	—
Amortization and accrued preferred stock dividends (1) on mandatorily redeemable preferred stock	70,004	589,639	70,004	366,758
Total	$214,042	$801,565	$219,476	$637,688
(1)	Recorded as accrued interest under accounts payable and accrued liabilities on the Company’s consolidated balance sheets as of December 31, 2022 and 2021, respectively.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of December 31, 2022 are as follows:

2023	$1,128,774
2024	1,165,548
2025	1,466,596
2026	1,539,696
2027	26,064,473
Thereafter	30,700,764
Total principal payments and debt maturities	62,065,851
Less unamortized issuance costs	(725,592)
Net principal payments and debt maturities	$61,340,259

6.      Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of December 31, 2022 are as follows:

2023	$7,682,310
2024	6,369,691
2025	5,483,337
2026	3,798,457
2027	2,822,424
Thereafter	7,577,626
Total minimum rents	$33,733,845

7.      Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 shares of common stock, $0.01 par value per share ("Common Shares"), and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 98.81% and 98.69% interest in the Operating Partnership as of December 31, 2022 and 2021, respectively. Limited partners in the Operating Partnership who have held their units for one year or longer have the right to redeem their common units for cash or, at the REIT’s option, Common Shares at a ratio of one common unit for one common share. Under the Agreement of Limited Partnership, distributions to unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per unit as dividends per share are paid to the REIT’s holders of Common Shares.

April 2021 Common Stock Issuance

On April 13, 2021, the Company issued and sold 8,000,000 Common Shares at an offering price of $1.50 per share.  Net proceeds from the issuance totaled $10,886,337, which includes the impact of discounts and offering costs, including the underwriter’s selling commissions and estimated legal and accounting fees.

Shelf Registration

On June 21, 2021, the Company filed a shelf registration statement on Form S-3 with the United States Securities and Exchange Commission (“SEC”). The registration statement is intended to provide the Company additional flexibility to finance future business opportunities through timely and cost-effective access to capital markets. Under the shelf registration statement, the Company may, from time to time, issue common stock up to an aggregate amount of $150 million. The shelf registration statement was declared effective by the SEC on July 27, 2021. The Company has incurred $84,926 in legal costs, filing fees and other costs associated with this registration which are recorded as offering costs as part of stockholders' equity on the Company’s consolidated balance sheet as of December 31, 2022 and 2021, respectively.

Standby Equity Purchase Agreement

On November 17, 2021, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with a financing entity. Under this agreement, the Company will be able to sell up to $6,665,299 of its shares of common stock at the Company’s request any time during the 36 months following the execution of the SEPA. The shares would be purchased at 96.5% of the market price (as defined in the agreement) and would be subject to certain limitations, including that the financing entity could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock.  As of December 31, 2022, the Company has generated net proceeds of $1,538,887 from the issuance of 1,445,400 shares at an average price of $1.065 per common share under the SEPA.

Issuance Date	Shares Issued	Price Per Share	Total Proceeds
March 3, 2022	90,600	$1.088	$98,574
March 14, 2022	276,190	1.050	290,000
March 17, 2022	278,810	1.076	300,000
March 21, 2022	474,068	1.055	500,000
April 1, 2022	325,732	1.075	350,313
Total	1,445,400	$1.065	$1,538,887

Common Stock Repurchase Plan

In December 2021, the Board approved a program to purchase up to 500,000 shares of the Company’s common stock in the open market, up to a maximum price of $4.80 per share. The repurchase program does not obligate the Company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of December 31, 2022, the Company had repurchased 268,070 shares of its common stock at a total cost of $278,277 at an average price of $1.038 per common share.  The Company incurred fees of $8,266 associated with these transactions.  All repurchased shares were retired in accordance with Maryland law.

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

Common shares and operating partnership units outstanding

As of December 31, 2022 and 2021, respectively, there were 17,971,952 and 16,266,148 common units of the Operating Partnership outstanding with the REIT owning 17,758,421 and 16,052,617, respectively, of these common units. The remaining 213,531 common units are held by noncontrolling, limited partners.  As of December 31, 2022 and 2021, respectively, there were 17,758,421 and 16,052,617 Common Shares of the REIT outstanding. As of December 31, 2022 and 2021, respectively, there were 213,531 and 213,531 common units of the Operating Partnership held by noncontrolling, limited partners that were eligible for conversion to the Company’s Common Shares.

2018 Equity Incentive Plan

The Company’s 2018 Equity Incentive Plan (the “Equity Incentive Plan”) was adopted by the Board on July 27, 2018 and approved by the Company’s shareholders on August 23, 2018. The Equity Incentive Plan permits the grant of stock options, stock appreciation rights, stock awards, performance units, incentive awards and other equity-based awards (including LTIP units of the Company’s Operating Partnership) to its employees or an affiliate (as defined in the Equity Incentive Plan) of the Company and for up to the greater of (i) 240,000 shares of common stock and (ii) eight percent (8)% of the number of fully diluted shares of the Company’s Common Shares (taking into account interests in the Operating Partnership that may become convertible into Common Shares).

On March 16, 2021, the Compensation Committee approved a grant of 40,356 Common Shares to the Company’s three independent directors, and a grant of 26,900 shares to the chief financial officer of the Company, under the Equity Incentive Plan. The effective date of the grants was March 16, 2021. The Common Shares granted vest immediately and are unrestricted. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares vested immediately, the fair value of the grants, or $149,981, was recorded to share based compensation expense on the Company’s consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

On March 2, 2022, the Compensation Committee approved a grant of 60,000 Common Shares to two employees of the Manager who also serve as directors of the Company, a grant of 90,000 Common Shares to the Company’s three independent directors, and a grant of 60,000 shares to the chief financial officer of the Company, under the Equity Incentive Plan. The effective date of the grants was March 2, 2022. The Common Shares granted vest immediately and are unrestricted. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares vested immediately, the fair value of the grants, or $233,100, was recorded to share based compensation expense on the Company’s consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

On November 22, 2022, the Compensation Committee approved a grant of 76,434 Common Shares to two employees of the Manager who also serve as directors of the Company, a grant of 114,651 Common Shares to the Company’s three independent directors, a grant of 76,433 shares to the chief financial officer of the Company, and a grant of 50,956 Common Shares to two consultants of the Company, under the Equity Incentive Plan. The effective date of the grants was November 22, 2022. The Common Shares granted vest immediately and are unrestricted. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares vested immediately, the fair value of the grants, or $250,000, was recorded to share based compensation expense on the Company’s consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

On each January 1 during the term of the Equity Incentive Plan, the maximum number of shares of common stock that may be issued under the Equity Incentive Plan will increase by eight percent (8%) of any additional shares of common stock or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of common stock, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of any adjustment subsequent to January 1, 2020. As of January 1, 2023, the shares available for issuance under the Equity Incentive Plan was adjusted to 491,304 shares.

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of the years ended December 31, 2022 and 2021, respectively, 213,531 and 213,531 of the Operating Partnership’s 213,531 common units held by noncontrolling, limited partners were eligible to be converted, on a one-to-one basis, into Common Shares. The Operating Partnership’s common units and the equivalent common shares attributable to the convertible debentures have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's loss per common share is determined as follows:

	Year ended December 31,
	2022	2021
Basic and diluted shares outstanding
Weighted average Common Shares – basic	17,122,617	13,092,937
Effect of conversion of operating partnership units	213,531	213,531
Weighted average Common Shares – diluted	17,336,148	13,306,468

Calculation of earnings per share – basic and diluted
Net loss attributable to common shareholders	$(4,769,241)	$(4,364,264)
Weighted average Common Shares – basic and diluted	17,122,617	13,092,937
Loss per share – basic and diluted	$(0.28)	$(0.33)

Dividends and Distributions

During the year ended December 31, 2022, dividends in the amount of $0.02 per share were paid on January 20, 2022, to shareholders of record on January 13, 2022, on April 21, 2022 to shareholders of record on April 18, 2022 and on July 20, 2022 to shareholders of record on July 18, 2022, and dividends in the amount of $0.01 per share were paid on October 20, 2022, to shareholders of record on October 17, 2022.  During the year ended December 31, 2021, dividends in the amount of $0.02 per share were paid on August 5, 2021 to shareholders of record on August 2, 2021, on October 27, 2021 to shareholders of record on October 25, 2021.  Total dividends and distributions to noncontrolling interests paid during years ended December 31, 2022 and 2021, respectively, are as follows:

	Year ended December 31,
	2022	2021
Common shareholders (dividends)	$1,188,433	$642,105
Hampton Inn Property noncontrolling interest (distribution)	—	466,258
Hanover Square Property noncontrolling interest (distributions)	57,200	34,400
Parkway Property noncontrolling interest (distributions)	48,600	—
Operating Partnership unit holders (distributions)	14,947	8,541
Total dividends and distributions	$1,309,180	$1,151,304

Nasdaq Compliance

On July 11, 2022, the Company received a deficiency letter (the “Deficiency Letter”) from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last thirty (30) consecutive business days, the closing bid price for the Company’s common stock had been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550 (a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was given one hundred and eighty (180) calendar days, or until January 9, 2023, to regain compliance with the Minimum Bid Price Requirement.

On January 10, 2023, the Company received a letter (the “Second Notification”) from Nasdaq notifying the Company that, while the Company had not regained compliance with the Minimum Bid Price Requirement, the Staff determined that the Company is eligible for an additional 180 calendar day period, or until July 10, 2023 (the “Second Compliance Period”), to regain compliance. The Staff’s determination was based on (i) the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and (ii) the Company’s written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If at any time during the Second Compliance Period, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide the Company with written confirmation of compliance. If compliance with the Minimum Bid Price Requirement cannot be demonstrated by July 10, 2023, the Staff will provide written notification that the Company’s common stock will be delisted. At that time, the Company may appeal the Staff’s determination to a Hearings Panel.

Neither the Deficiency Letter or the Second Notification had any effect on the listing of the Company’s common stock, and its common stock continues to trade on The Nasdaq Capital Market under the symbol “MDRR”.   The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in South Carolina, North Carolina and Virginia, which represented 100% of the total annualized base revenues of the properties in its portfolio as of December 31, 2022. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Interest Rate Risk

The value of the Company’s real estate is subject to fluctuations based on changes in interest rates and fluctuations based on local and regional economic conditions and changes in the creditworthiness of lessees, all of which may affect the Company’s ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of the Company’s assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. To limit this exposure, the Company attempts to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, the Company may obtain variable-rate mortgage loans and, as a result, may enter into interest rate cap agreements that limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Our objective in using interest rate caps is to limit our exposure to interest rate movements.

As of December 31, 2022 and 2021, all of the Company’s long-term debt either bore interest at fixed rates, or was capped to a fixed rate, or bore interest at fixed rates that were scheduled to convert to then-prevailing market fixed rates at certain future points during their term. The Company’s debt obligations are more fully described in Note 5, Loans Payable, above.

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

Retail Center and Flex Center Properties

As of the date of this Annual Report, all of the tenants in the Company’s retail properties and flex properties are open.

As is the case with retail landlords across the U.S., the Company received a number of rent relief requests from tenants which were impacted by mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders and significant changes in consumer behavior.  The Company evaluated each of these requests on a case-by-case basis. During the period following the onset of the COVID-19 pandemic, from March 2020 through December 2020, the Company granted lease concessions in the form of (i) rent deferrals or (ii) rent abatements.  The deferral and abatement agreements have reduced the rent revenues the Company has recognized in all subsequent periods, including during years ended December 31, 2022 and 2021, and will reduce the rent revenues the Company expects to receive in future periods.

Under the rent deferral agreements, all of which were reached during the year ended December 31, 2020, the Company granted rent deferrals to various tenants in return for an agreement by the tenants to repay deferred and unpaid rent over a specified time period or before a certain date.  Deferred rent is recognized as retail center property revenues or flex center property revenues on the Company’s consolidated statement of operations and as rent and other receivables on the Company’s consolidated balance sheets.  As of December 31, 2022, all rent deferral periods have ended and, in all cases, tenants are either current on or have completed repayment of the deferred rent amounts.

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

The Company pays the Manager a monthly asset management fee equal to 0.125% of stockholders’ equity, payable in arrears in cash. For purposes of calculating the asset management fee, the Company’s stockholders’ equity means: (a) the sum of (1) the net proceeds from (or equity value assigned to) all issuances of the Company’s equity and equity equivalent securities (including common stock, common stock equivalents, preferred stock and OP Units issued by the Company’s operating partnership) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that the Company has paid to repurchase its common stock issued in this or any subsequent offering. Stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items (including depreciation and amortization) that have impacted stockholders’ equity as reported in the Company’s consolidated financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Company’s Manager and its independent director(s) and approval by a majority of its independent directors. For the years ended December 31, 2022 and 2021, the Company incurred $876,049 and $817,029, in asset management fees, respectively.  Asset management fees are recorded on the Company’s consolidated statements of operations as (i) retail center property operating expenses ($309,078 and $258,628 for the years ended December 31, 2022 and 2021, respectively) , (ii) hotel property operating expenses ($20,475 and $96,868 for the years ended December 31, 2022 and 2021, respectively), (iii) flex center property operating expenses ($109,100 and $50,300 for the years ended December 31, 2022 and 2021, respectively) and (iv) legal, accounting and other professional fees ($437,396 and $411,233 for the years ended December 31, 2022 and 2021, respectively).

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

On March 19, 2021, pursuant to the Manager Letter Agreements, the Manager agreed to the Deferral Agreement. For the year ended December 31, 2022, the Company incurred $201,524 in acquisition fees associated with the Salisbury Marketplace Property acquisition, which were allocated and added to the fair value of the Salisbury Marketplace Property tangible assets.  One half of the acquisition fee, or $100,762 was paid in cash and one half of the acquisition fee was accrued in connection with the Deferral Agreement.  For the year ended December 31, 2021, the Company incurred $503,910 in acquisition fees associated with the Lancer Center Property, Greenbrier Business Center Property and Parkway Property, which were allocated and added to the fair value of the Lancer Center Property, Greenbrier Business Center Property and Parkway Property tangible assets. One half of the acquisition fees, or $251,955 was paid in cash and one half of the acquisition fees was accrued in connection with the Deferral Agreement. The accrued portion of the acquisition fee is recorded under accounts payable and accrued liabilities on the Company’s consolidated balance sheets as of December 31, 2022 and 2021.  As of December 31, 2022 and 2021, the Company had accrued a total of $352,717 and $251,955, respectively, in acquisition fees in connection with the Deferral Agreement.

The Manager will be entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in this offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to this offering, and (B) 7%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period. For purposes of calculating the incentive fee during the first years after completion of this offering, adjusted funds from operations (“AFFO”) will be determined by annualizing the applicable period following completion of this offering. AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. The Company further adjusts funds from operations (“FFO”) for certain items that are not added to net income in the National Association of Real Estate Investment Trusts’ (NAREIT) definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on real estate investments). No incentive fees were earned or paid during the year ended December 31, 2022 or 2021.

Colin Elliott

Effective as of March 1, 2020, the Company entered into a Consulting Agreement (the “Consulting Agreement”), with Gunston Consulting, LLC (the “Consultant”), pursuant to which the Consultant agreed to provide certain financial and accounting consulting services to the Company, and the Company agreed to pay the Consultant an annual fee and annual stock grants awarded by the Compensation Committee and agreed to reimburse the Consultant for certain expenses to be authorized by the Company.  Pursuant to the terms of the Consulting Agreement, the Company authorized the Consultant to retain the services of Mr. C. Elliott as vice president of the Company and authorized the Consultant to incur certain costs related to Mr. C. Elliott’s employment as vice president and agreed to reimburse the Consultant for such costs, including Mr. C. Elliott’s $150,000 annual salary, payroll taxes and certain benefits and an annual bonus to be determined in consultation with the Company.

In addition, pursuant to the Change in Control Agreement (as described herein), in the event that (i) a Change in Control occurs at a time when Mr. C. Elliott remains employed by the Consultant and no Cause Event (as defined therein) has then occurred and the Consultant thereafter terminates, at the Company’s (or any successor’s) request, the employment of Mr. C. Elliott (other than on account of a Cause Event) within twelve (12) months after the date of the Change in Control; (ii) a Change in Control occurs at a time when Mr. C. Elliott remains employed by the Consultant and no Cause Event has then occurred and within twelve (12) months after the date of the Change in Control Mr. C. Elliott elects to terminate his engagement with the Consultant to provide services to the Company (or any successor) because either (a) the Company or any successor requires Mr. C. Elliott to relocate his primary work location by more than fifty (50) miles from the location as of the effective date of the Change in Control Agreement; (b) the Company or any successor directs the Consultant to reduce the annual compensation ($150,000) of Mr. C. Elliott; (c) the Company (or any successor) directs the Consultant to materially diminish Mr. C. Elliott’s position, authority, duties or responsibilities with respect to services to the Company (or any successor); or (d) the Company (or any successor) commit a material breach of the Consulting Agreement and fail to cure such material breach within thirty (30) days after receiving written notice of such material breach; or (iii) the Consultant terminates, at the Company’s request, Mr. C. Elliott’s employment (other than on account of a Cause Event) ninety (90) or fewer days prior to the Change in Control, then a “Triggering Event” (as defined therein) will be deemed to have occurred, and the Company has authorized the Consultant to pay, and has agreed to reimburse the Consultant for, and the Consultant is required to pay to Mr. C. Elliott, the Elliott Retention Amount.

Mr. C. Elliott is the son of Mr. William R. Elliott, Vice Chairman of the Company’s Board and President and Chief Operating Officer of the Company. During the years ended December 31, 2022 and 2021, the Company paid the Consultant $114,516 and $0, for services provided by Mr. C. Elliott under the Consulting Agreement.   In addition, on November 22, 2022, the Compensation Committee approved a grant of 38,217 shares of the Company’s common stock to Mr. C. Elliott under the Equity Incentive Plan.

Other related parties

The Company pays Shockoe Properties, LLC, a subsidiary of Dodson Properties, an entity in which one of the owners of the Manager holds a 6.32% interest, an annual property management fee of up to 3% of the monthly gross revenues of the Franklin Square, Hanover Square, Ashley Plaza, Brookfield, Lancer Center, Greenbrier Business Center, Parkway and Salisbury properties. These fees are paid in arrears on a monthly basis. During the years ended December 31, 2022 and 2021, the Company paid Shockoe Properties, LLC property management fees of $271,334 and $200,216, respectively.

10.      Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. As of December 31, 2022, the Company had the following reportable segments:  retail center properties, flex center properties and hotel properties. During the periods presented, there have been no material intersegment transactions.

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

The following table presents property operating revenues, expenses and NOI by product type:

	For the year ended December 31,
	Hotel properties		Retail center properties		Flex center property		Total
	2022	2021	2022	2021	2022	2021	2022	2021
Revenues	$1,507,649	$4,635,331	$7,053,757	$5,634,396	$2,529,919	$1,202,822	$11,091,325	$11,472,549
Operating expenses	1,335,801	3,102,951	1,912,110	1,518,973	684,843	343,717	3,932,754	4,965,641
Bad debt expense	—	—	38,401	38,346	8,531	678	46,932	39,024
Net operating income	$171,848	$1,532,380	$5,103,246	$4,077,077	$1,836,545	$858,427	$7,111,639	$6,467,884

11.      Subsequent Events

As of March 10, 2023, the following events have occurred subsequent to the December 31, 2022 effective date of the consolidated financial statements:

Common Stock Dividend

On January 27, 2023, a dividend in the amount of $0.01 per share was paid to common stock shareholders and operating partnership unit holders of record on January 24, 2023.

Mandatorily Redeemable Preferred Stock Dividend

On January 27, 2023, a dividend in the amount of $0.50 per share was paid to mandatorily redeemable preferred stock shareholders of record on January 24, 2023 for the period from July 21, 2022 through October 19, 2022.

Establishment of a Special Committee of the Board and Exploration of Strategic Alternatives

On March 10, 2023, the Board announced that it established a Special Committee (the “Special Committee”) to explore potential strategic alternatives focusing on maximizing stockholder value. The Special Committee is comprised solely of independent directors and is charged with exploring potential strategic alternatives including, without limitation, a business combination involving the Company, a sale of all or part of the Company’s assets, joint venture arrangements and/or restructurings, and determining whether a strategic transaction is in the best interest of the Company.

Medalist Diversified REIT, Inc. and Subsidiaries

Schedule III - Real Estate Properties and Accumulated Depreciation

December 31, 2022

			Initial Cost to Company					Gross Amount at Which Carried at Close of Period

				Buildings,			Costs Written								Life on Which
				Improvements		Costs	Off Due to								Depreciation
				and Furniture,		Capitalized	Impairment	Fully		Buildings					in Latest
	Encum-			Fixtures &		Subsequent to	and Loss on	Amortized		and		Accumulated	Date of	Date	Income Statements
Description	brances		Land	Equipment		Acquisition	Disposition	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
Retail properties

The Shops at Franklin Square	$13,250,000		$3,343,164	$15,418,158	(1)	$1,033,712	$(309,435)	$(291,035)	$3,343,164	$15,851,400	$19,194,564	$3,115,825	2006	April 28, 2017	Building - 38 years
Gastonia, North Carolina															Site Improvements - 13 years
Hanover North Shopping Center	9,877,867		3,158,882	8,334,478.00	(1)	276,148.00	—	(305,324)	3,158,882	8,305,302	11,464,184	1,261,870	2007	May 8, 2018	Building - 39 years
Mechanicsville, Virginia															Site Improvements - 12 years
Ashley Plaza Shopping Center	10,930,370		3,007,721	11,191,307	(1)	165,891	—	(6,132)	3,007,721	11,351,066	14,358,787	2,024,945	1977	August 30, 2019	Building - 26.7 years
Goldsboro, North Carolina															Site Improvements - 5 years
Lancer Center Shopping Center	—	(2)	2,195,125	7,684,251	(1)	256,338	(11,727)	—	2,195,125	7,928,862	10,123,987	1,198,668	1978	May 14, 2021	Building - 14.2 years
Lancaster, South Carolina															Site Improvements - 7.5 years
Salisbury Shopping Center	—	(2)	2,383,881	7,579,377	(1)	15,071	—	—	2,383,881	7,594,448	9,978,329	320,501	1987	June 13, 2022	Building - 25 years
Salisbury, North Carolina															Site Improvements - 5 years

Total retail properties	34,058,237		14,088,773	50,207,571		1,747,160	(321,162)	(602,491)	14,088,773	51,031,078	65,119,851	7,921,809

Flex property
Brookfield Center	4,663,206		714,220	5,693,147	(1)	148,048	—	(2,456)	714,220	5,838,739	6,552,959	847,914	2007	October 3, 2019	Building - 40 years
Greenville, South Carolina															Site Improvements - 4.3 years
Greenbrier Business Center	—	(2)	1,292,894	5,603,909	(1)	52,176	—	(9,786)	1,292,894	5,646,299	6,939,193	341,562	1987	August 27, 2021	Building - 26 years
Chesapeake, Virginia															Site Improvements - 10 years
Parkway Center	4,992,427		430,549	6,846,487	(1)	33,190	(6,369)	—	430,549	6,873,308	7,303,857	289,623	1984	November 1, 2021	Building - 42 years
Virginia Beach, Virginia															Site Improvements - 11 years

Total flex properties	$9,655,633		$2,437,663	$18,143,543		$233,414	$(6,369)	$(12,242)	$2,437,663	$18,358,346	$20,796,009	$1,479,099

Wells Fargo Mortgage Facility	18,351,981

Total investment properties	$62,065,851		$16,526,436	$68,351,114		$1,980,574	$(327,531)	$(614,733)	$16,526,436	$69,389,424	$85,915,860	$9,400,908
(1)	Excludes intangible assets
(2)	Encumbered by Wells Fargo Mortgage Facility.

								Greenbrier
	Franklin	Hanover	Hampton	Ashley	Clemson	Brookfield	Lancer	Business
	Square	Square	Inn	Plaza	Best Western (1)	Center	Center	Center	Parkway	Salisbury	Total
Investments in real estate - 2022
Balance at beginning of period - January 1, 2022	$19,220,574	$11,683,302	$—	$14,296,145	$10,568,508	$6,445,169	$10,071,797	$6,898,842	$7,280,306	$—	$86,464,643
Changes during period:
Acquisitions	—	—	—	—	—	—	—	—	—	9,963,258	9,963,258
Capitalized leasing commissions	139,941	45,672	—	30,679	—	17,188	11,198	40,260	13,372	2,021	300,331
Capitalized tenant improvements	10,624	—	—	27,363	—	93,058	39,520	—	6,808	—	177,373
Building and site improvements	—	10,738	—	4,600	226,508	—	13,199	9,877	9,740	13,050	287,712
Furniture, fixtures and equipment	—	—	—	—	253,887	—	—	—	—	—	253,887
Loss on impairment of tangible assets	—	—	—	—	—	—	(8,681)	—	(5,199)	—	(13,880)
Impairment of assets held for sale	—	—	—	—	(175,671)	—	—	—	—	—	(175,671)
Fully depreciated assets	(176,576)	(275,527)	—	—	—	(2,456)	(3,046)	(9,786)	(1,170)	—	(468,561)
Dispositions of investment properties	—	—	—	—	(10,873,232)	—	—	—	—	—	(10,873,232)
Balance at end of period - December 31, 2022	$19,194,564	$11,464,185	$—	$14,358,787	$—	$6,552,959	$10,123,987	$6,939,193	$7,303,857	$9,978,329	$85,915,860

Accumulated depreciation - 2022
Balance at beginning of period	$2,686,982	$1,226,885	$—	$1,411,023	$722,300	$579,739	$455,898	$86,014	$41,679	$—	$7,210,520
Additions charged to costs and expenses	605,419	310,512	—	613,922	—	270,631	745,816	265,334	249,114	320,501	3,381,249
Write off accumulated depreciation of property disposed / fully depreciated assets	(176,576)	(275,527)	—	—	(722,300)	(2,456)	(3,046)	(9,786)	(1,170)	—	(1,190,861)
Balance at end of period	$3,115,826	$1,261,870	$—	$2,024,945	$—	$847,914	$1,198,668	$341,562	$289,623	$320,501	$9,400,908

Net investments in real estate - December 31, 2022	$16,078,739	$10,202,315	$—	$12,333,842	$—	$5,705,045	$8,925,319	$6,597,631	$7,014,234	$9,657,828	$76,514,953

Investments in real estate - 2021
Balance at beginning of period - January 1, 2021	$19,251,826	$11,617,856	$13,972,091	$14,282,764	$10,405,855	$6,437,433	$—	$—	$—	$—	$75,967,825
Changes during period:
Acquisitions	—	—	—	—	—	—	9,879,376	6,896,803	7,277,036	—	24,053,215
Capitalized leasing commissions	15,348	9,992	—	19,513	—	7,736	15,560	2,039	3,270	—	73,458
Capitalized tenant improvements	45,150	—	—	-	—	—	97,929	—	—	—	143,079
Building and site improvements	14,967	85,250	—	—	129,654	—	78,932	—	—	—	308,803
Fully depreciated assets	(106,717)	(29,796)	—	(6,132)	—	—	—	—	—	—	(142,645)
Furniture, fixtures and equipment	—	—	—	—	32,999	—	—	—	—	—	32,999
Dispositions of investment properties	—	—	(13,972,091)	—	-	—	—	—	—	—	(13,972,091)
Balance at end of period - December 31, 2021	$19,220,574	$11,683,302	$—	$14,296,145	$10,568,508	$6,445,169	$10,071,797	$6,898,842	$7,280,306	$—	$86,464,643
Accumulated depreciation - 2021
Balance at beginning of period	$2,181,039	$909,211	$1,561,841	$808,059	$722,300	$319,263	$—	$—	$—	$—	$6,501,713
Additions charged to costs and expenses	505,943	317,674	—	602,964	—	260,476	455,898	86,014	41,679	—	2,270,648
Impairment write-offs	—	—	(1,561,841)	—	—	—	—	—	—	—	(1,561,841)
Balance at end of period	$2,686,982	$1,226,885	$—	$1,411,023	$722,300	$579,739	$455,898	$86,014	$41,679	$—	$7,210,520
Net investments in real estate - December 31, 2021	$16,533,592	$10,456,417	$—	$12,885,122	$9,846,208	$5,865,430	$9,615,899	$6,812,828	$7,238,627	$—	$79,254,123

(1) Recorded as an asset held for sale on the Company’s consolidated balance sheet as of December 31, 2021.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of Medalist Diversified REIT, Inc.*
3.2

Articles Supplementary to the Articles of Incorporation of Medalist Diversified REIT, Inc. designating the Company’s Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020).

3.3	Bylaws of Medalist Diversified REIT, Inc. *
4.1	Form of Certificate of Common Stock *
4.2	Form of Certificate of Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020)
4.3	Description of Medalist Diversified REIT, Inc.’s Securities.†
10.1	Management Agreement, dated as of March 15, 2016, by and among Medalist Diversified REIT, Inc., Medalist Diversified Holdings, LP and Medalist Fund Manager, Inc. *
10.2	Letter Agreement, dated March 19, 2021, by and among Medalist Diversified REIT, Inc., Medalist Diversified Holdings, L.P. and Medalist Fund Manager, Inc.†
10.3	Letter Agreement, dated March 10, 2023, by and among Medalist Diversified REIT, Inc., Medalist Diversified Holdings, L.P. and Medalist Fund Manager, Inc.†
10.4	Business Loan Agreement, dated as of November 3, 2017, by and between COF North, LLC and Langley Federal Credit Union *
10.5	Promissory Note, dated as of November 3, 2017, by COF North for the benefit of Langley Federal Credit Union *
10.6	Change in Terms Agreement, dated as of May 8, 2018, by MDR Hanover Square, LLC and PMI Hanover Sq., LLC *
10.7	Deed of Trust, dated as of November 3, 2017, by COF North for the benefit of Langley Federal Credit Union *
10.8	Modification of Deed of Trust, dated as of May 8, 2018, by MDR Hanover Square, LLC and PMI Hanover Sq., LLC for the benefit of Langley Federal Credit Union *
10.9	Tenants in Common Agreement, dated as of May 8, 2018, by and between MDR Hanover Square, LLC and PMI Hanover Sq., LLC *
10.10	Medalist Diversified REIT, Inc. 2018 Equity Incentive Plan *
10.11	Agreement of Limited Partnership of Medalist Diversified Holdings, L.P. *
10.12

First Amendment to Agreement of Limited Partnership of Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2020).

10.13

Escrow Agreement, dated February 18, 2020, by and between Medalist Diversified REIT, Inc. and Virginia Commonwealth Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 20, 2020).

10.14

Consulting Agreement, dated as of March 1, 2020, by and between Medalist Diversified REIT, Inc. and Gunston Consulting, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 18, 2020).

10.15	First Amendment to Consulting Agreement, dated as of March 10, 2023, by and between Medalist Diversified REIT, Inc. and Gunston Consulting, LLC.†
10.16	Letter Agreement, dated as of November 30, 2022, by and between Medalist Diversified REIT, Inc. and Gunston Consulting, LLC†
10.17	Change in Control Agreement, dated as of March 10, 2023, by and among Medalist Diversified REIT, Inc., Gunston Consulting, LLC and Colin Elliott.†
10.18

Securities Purchase Agreement, dated as of October 27, 2020, between Medalist Diversified REIT, Inc. and YA II PN, LTD. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020).

10.19

Registration Rights Agreement, dated as of October 27, 2020, between Medalist Diversified REIT, Inc. and YA II PN, LTD. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 2, 2020).

10.20

Purchase and Sale Agreement, dated as of January 18, 2021, by and between BVC Lancer LLC and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2021).

10.21

First Amendment to Purchase and Sale Agreement, dated as of February 17, 2021, by and between BVC Lancer LLC and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 23, 2021).

10.22

Agreement of Sale, dated as of February 17, 2021, by and among Krishna Prasad Maganti, Ramesh Gandhamanei, PMI Greensboro, LLC and MDR Greensboro HI TRS, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 23, 2021).

10.23	Agreement of Sale, dated as of June 2, 2021. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2021).
10.24

Real Estate Purchase and Sale Agreement, dated as of June 22, 2021, by and between Medalist Fund II-B, LLC and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 24, 2021).

10.25	First Amendment to Agreement of Sale, dated as of July 16, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2021).
10.26

Purchase and Sale Agreement, dated as of August 18, 2021, by and between Continental Parkway, LLC and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2021).

10.27	Assignment, Assumption and Assumption Agreement, dated as of August 27, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2021)
10.28	Promissory Note, made as of June 7, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 2, 2021).
10.29	Loan Agreement, dated as of June 7, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 2, 2021).
10.30	TIC Agreement, dated as of November 1, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2021).
10.31	Note, made as of November 1, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2021).
10.32	Loan Agreement, made as of November 8, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2021).
10.33	Note, dated as of November 8, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2021).
10.34

Standby Equity Purchase Agreement, dated as of November 17, 2021, by and between Medalist Diversified REIT, Inc. and YA II PN. Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2021).

10.35

Purchase and Sale Agreement, dated as of April 8, 2022, by and between RCC Salisbury Marketplace, LLC and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 13, 2022) .

10.36	Credit Agreement, dated as of June 13, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2022).
10.37	Term Note, dated as of June 13, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 17, 2022).
10.38	Revolving Line of Credit Note, dated as of June 13, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 17, 2022).
10.39

Agreement of Sale, dated as of August 19, 2022, by and among Rising Sun Investments & Management, LLC and MDR Clemson, LLC and MDR Clemson TRS, LLC, (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 3, 2022).

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

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Equity; (iv) Consolidated Statements of Cash Flows; and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALIST DIVERSIFIED REIT, INC.

Date: March 10, 2023	By:	/s/ Thomas E. Messier
Thomas E. Messier
Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Thomas E. Messier	Chief Executive Officer and Chairman of the Board	March 10, 2023
Thomas E. Messier	(principal executive officer)

/s/ C. Brent Winn, Jr.	Chief Financial Officer	March 10, 2023
C. Brent Winn, Jr.	(principal accounting officer and principal financial officer)

/s/ William R. Elliott	President, Chief Operating Officer and	March 10, 2023
William R. Elliott	Vice Chairman of the Board

/s/ Neil P. Farmer	Director	March 10, 2023
Neil P. Farmer

/s/ Charles S. Pearson, Jr.	Director	March 10, 2023
Charles S. Pearson, Jr.

/s/ Timothy O’Brien	Director	March 10, 2023
Timothy O’Brien