Form 10-Q
period 2023-03-31
Medalist Diversified REIT, Inc.
filed 2023-05-11
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer	◻	Accelerated filer	◻

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☒ No

The number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding at May 10, 2023 was 2,219,779.

Medalist Diversified REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2023

PART I.FINANCIAL INFORMATION

Item 1.   Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investment properties, net	$76,242,506	$76,514,952
Cash	3,048,100	3,922,136
Restricted cash	1,937,265	1,740,717
Rent and other receivables, net of allowance of $62,960 and $47,109, as of March 31, 2023 and December 31, 2022, respectively	290,836	402,434
Unbilled rent	1,069,860	1,022,153
Intangible assets, net	3,449,600	3,748,706
Other assets	497,510	564,306
Total Assets	$86,535,677	$87,915,404

LIABILITIES
Accounts payable and accrued liabilities	$1,547,240	$1,198,072
Intangible liabilities, net	2,133,752	2,234,113
Mortgages payable, net	61,065,672	61,340,259
Mandatorily redeemable preferred stock, net	4,509,325	4,450,521
Total Liabilities	$69,255,989	$69,222,965

EQUITY
Common stock, 17,758,421 and 17,758,421 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	$177,584	$177,584
Additional paid-in capital	51,363,812	51,363,812
Offering costs	(3,350,946)	(3,350,946)
Accumulated deficit	(32,337,125)	(30,939,020)
Total Stockholders' Equity	15,853,325	17,251,430
Noncontrolling interests - Hanover Square Property	126,185	127,426
Noncontrolling interests - Parkway Property	462,318	470,685
Noncontrolling interests - Operating Partnership	837,860	842,898
Total Equity	$17,279,688	$18,692,439
Total Liabilities and Equity	$86,535,677	$87,915,404

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022

REVENUE
Retail center property revenues	$1,891,679	$1,525,085
Flex center property revenues	569,297	613,390
Hotel property room revenues	—	762,200
Hotel property other revenues	—	3,289
Total Revenue	$2,460,976	$2,903,964

OPERATING EXPENSES
Retail center property operating expenses	$520,615	$450,125
Flex center property operating expenses	176,737	161,381
Hotel property operating expenses	—	372,860
Bad debt expense	27,122	12,783
Share based compensation expenses	—	233,100
Legal, accounting and other professional fees	767,078	459,869
Corporate general and administrative expenses	117,049	80,706
Loss on impairment	36,743	36,670
Impairment of assets held for sale	—	175,671
Depreciation and amortization	1,156,348	1,155,197
Total Operating Expenses	2,801,692	3,138,362
Operating loss	(340,716)	(234,398)
Interest expense	864,052	841,424
Net Loss from Operations	(1,204,768)	(1,075,822)
Other (loss) income	(29,038)	95,439
Net Loss	(1,233,806)	(980,383)
Less: Net loss attributable to Hanover Square Property noncontrolling interests	(1,241)	(319)
Less: Net (loss) income attributable to Parkway Property noncontrolling interests	(8,367)	10,193
Less: Net loss attributable to Operating Partnership noncontrolling interests	(2,903)	(973)
Net Loss Attributable to Medalist Common Shareholders	$(1,221,295)	$(989,284)

Loss per share from operations - basic and diluted	$(0.07)	$(0.06)

Weighted-average number of shares - basic and diluted	17,758,421	16,037,073

Dividends paid per common share	$0.01	$0.02

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2023 and 2022

(Unaudited)

	For the three months ended March 31, 2023
	Common Stock						Noncontrolling Interests
			Additional	Offering	Accumulated	Shareholders’	Hanover Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2023	17,758,421	$177,584	$51,363,812	$(3,350,946)	$(30,939,020)	$17,251,430	$127,426	$470,685	$842,898	$18,692,439

Net loss	—	$—	$—	$—	$(1,221,295)	$(1,221,295)	$(1,241)	$(8,367)	$(2,903)	$(1,233,806)
Dividends and distributions	—	—	—	—	(176,810)	(176,810)	—	—	(2,135)	(178,945)

Balance, March 31, 2023	17,758,421	$177,584	$51,363,812	$(3,350,946)	$(32,337,125)	$15,853,325	$126,185	$462,318	$837,860	$17,279,688

	For the three months ended March 31, 2022
	Common Stock						Noncontrolling Interests
			Additional	Offering	Accumulated	Shareholders’	Hanover Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2022	16,052,617	$160,526	$49,645,426	$(3,350,946)	$(24,981,346)	$21,473,660	$146,603	$500,209	$877,917	$22,998,389

Common stock issuances	1,119,668	$11,197	$1,177,377	$—	$—	$1,188,574	$—	$—	$—	$1,188,574
Common stock repurchases	(268,070)	(2,681)	(283,862)	—	—	(286,543)	—	—	—	(286,543)
Share based compensation	210,000	2,100	231,000	—	—	233,100	—	—	—	233,100
Net (loss) income	—	—	—	—	(989,284)	(989,284)	(319)	10,193	(973)	(980,383)
Dividends and distributions	—	—	—	—	(316,450)	(316,450)	(10,000)	(10,800)	(4,271)	(341,521)

Balance, March 31, 2022	17,114,215	$171,142	$50,769,941	$(3,350,946)	$(26,287,080)	$21,303,057	$136,284	$499,602	$872,673	$22,811,616

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(1,233,806)	$(980,383)

Adjustments to reconcile consolidated net loss to net cash flows from operating activities
Depreciation	911,481	771,560
Amortization	244,867	383,637
Loan cost amortization	26,990	28,118
Mandatorily redeemable preferred stock issuance cost and discount amortization	58,804	53,923
Above (below) market lease amortization, net	(73,018)	(26,034)
Bad debt expense	27,122	12,783
Share-based compensation	—	233,100
Impairment of assets held for sale	—	175,671
Loss on impairment	36,743	36,670

Changes in assets and liabilities
Rent and other receivables, net	84,476	109,000
Unbilled rent	(48,899)	(14,846)
Other assets	66,796	(128,599)
Accounts payable and accrued liabilities	349,168	38,263
Net cash flows from operating activities	450,724	692,863

CASH FLOWS FROM INVESTING ACTIVITIES

Capital expenditures	(647,690)	(366,059)
Net cash flows from investing activities	(647,690)	(366,059)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(178,945)	(341,521)
Repayment of mortgages payable	(301,577)	(192,257)
Proceeds from sales of common stock, net of capitalized offering costs	—	1,188,574
Repurchases of common stock, including costs and fees	—	(286,543)
Net cash flows from financing activities	(480,522)	368,253

(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(677,488)	695,057
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	5,662,853	7,383,977
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$4,985,365	$8,079,034

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	3,048,100	4,629,945
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in condensed consolidated balance sheets	1,937,265	3,449,089
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statements of cash flows	$4,985,365	$8,079,034

Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid	$796,268	$682,456

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.      Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of March 31, 2023, the REIT, through the Operating Partnership, owned and operated eight properties, including the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), the Shops at Hanover Square North, a 73,440 square foot retail property located in Mechanicsville, Virginia (the “Hanover Square Property”), the Ashley Plaza Shopping Center, a 164,012 square foot retail property located in Goldsboro, North Carolina (the “Ashley Plaza Property”), Brookfield Center, a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina (the “Brookfield Center Property”), the Lancer Center, a 181,590 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), the Greenbrier Business Center, an 89,280 square foot mixed-use industrial/office property located in Chesapeake, Virginia (the “Greenbrier Business Center Property "), the Parkway Property, a 64,109 square foot mixed-use industrial office property located in Virginia Beach, Virginia (the "Parkway Property") and the Salisbury Marketplace Shopping Center, a 79,732 square foot retail property located in Salisbury, North Carolina (the “Salisbury Marketplace Property”). The Company owns 84% of the Hanover Square Property as a tenant in common with a noncontrolling owner which owns the remaining 16% interest and 82% of the Parkway Property as a tenant in common with a noncontrolling owner which owns the remaining 18% interest.

The use of the word “Company” refers to the REIT and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the REIT, the Operating Partnership, wholly owned limited liability companies which own or operate the properties and, for the periods presented prior to September 30, 2022, the taxable REIT subsidiary which formerly operated the Clemson Best Western University Inn, a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina (“the Clemson Best Western Property”), which the Company sold on September 29, 2022.  As a REIT, certain tax laws limit the amount of “non-qualifying” income that Company can earn, including income derived directly from the operation of hotels.  As a result, the Company leased its consolidated hotel property to a taxable REIT subsidiary (“TRS”) for federal income tax purposes. The Company’s TRS was subject to income tax and was not limited as to the amount of nonqualifying income it could generate, but the Company’s TRS was limited in terms of its value as a percentage of the total value of the Company’s assets. The Company’s TRS entered into an agreement with a third party to manage the operations of the hotel.  The Company prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). References to the condensed consolidated financial statements and references to individual financial statements included herein, reference the condensed consolidated financial statements or the respective individual financial statement. All material balances and transactions between the consolidated entities of the Company have been eliminated.

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

Other than the tenant-specific losses on impairment and the impairment of assets held for sale described below, the Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the three months ended March 31, 2023 and 2022, that would result in the projected value being below the carrying value of the Company’s properties.

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

As of March 31, 2022, the Company determined that the carrying value of the asset group associated with the Clemson Best Western Hotel Property exceeded its fair value, less estimated costs to sell, and recorded impairment of assets held for sale of $175,671 on its condensed consolidated statement of operations for the three months ended March 31, 2022.  No such impairment of assets held for sale was recorded during the three months ended March 31, 2023.

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

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually. During the three months ended March 31, 2023, a tenant defaulted on its lease and abandoned its premises. The Company determined that the carrying value of the intangible assets and liabilities, net, associated with this lease of $35,551 that were recorded as part of the purchase of this property should be written off. This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2023.  During the three months ended March 31, 2022, two tenants defaulted on their leases and abandoned their premises. The Company determined that the carrying value of the intangible assets and liabilities, net, associated with these leases of $36,670 that were recorded as part of the purchase of these properties should be written off. This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2022.

Details of the deferred costs, net of amortization, arising from the Company’s purchases of its retail center properties and flex center properties are as follows:

	March 31, 2023
	(unaudited)	December 31, 2022
Intangible Assets, net
Leasing commissions	$1,074,551	$1,135,421
Legal and marketing costs	150,957	169,437
Above market leases	175,839	209,860
Net leasehold asset	2,048,253	2,233,988
	$3,449,600	$3,748,706

Intangible Liabilities, net
Below market leases	$(2,133,752)	$(2,234,113)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the three months ended March 31, 2023 and 2022, respectively, were as follows:

	For the three months ended
	March 31,
	2023	2022
	(unaudited)	(unaudited)
Amortization of above market leases	$(27,343)	$(69,583)
Amortization of below market leases	100,361	95,617
	$73,018	$26,034

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the three months ended March 31, 2023 and 2022, respectively, were as follows:

	For the three months ended
	March 31,
	2023	2022
	(unaudited)	(unaudited)
Leasing commissions	$(56,618)	$(63,032)
Legal and marketing costs	(16,205)	(14,559)
Net leasehold asset	(172,044)	(306,046)
	$(244,867)	$(383,637)

As of March 31, 2023 and December 31, 2022, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $2,148,257 and $2,198,049, respectively. During the three months ended March 31, 2023 and 2022, the Company wrote off $273,252 and $486,785, respectively, in accumulated amortization related to fully amortized intangible assets and $21,407 and $5,108, respectively, in accumulated amortization related to the write off of intangible assets related to the tenant defaults, discussed above.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the
	remaining nine
	months ending
	December 31,
	2023	2024	2025	2026	2027	2028-2042	Total
Intangible Assets
Leasing commissions	$160,102	$171,601	$145,550	$107,312	$88,394	$401,592	$1,074,551
Legal and marketing costs	43,963	38,900	24,004	13,160	7,917	23,013	150,957
Above market leases	66,689	42,858	21,526	15,629	14,543	14,594	175,839
Net leasehold asset	443,833	394,874	295,851	199,466	153,142	561,087	2,048,253
	$714,587	$648,233	$486,931	$335,567	$263,996	$1,000,286	$3,449,600

Intangible Liabilities
Below market leases, net	$(268,441)	$(285,892)	$(213,348)	$(178,776)	$(161,866)	$(1,025,429)	$(2,133,752)

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three months ended March 31, 2023 and 2022, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250,000. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. As of March 31, 2023, the Company held one cash account at a financial institution with a balance that exceeded the FDIC limit by $1,404,374. As of December 31, 2022, the Company held two cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $2,613,789.

Restricted cash represents (i) amounts held by the Company for tenant security deposits, (ii) escrow deposits held by lenders for real estate tax, insurance, and operating reserves, (iii) an escrow for the first year of dividends on the Company’s mandatorily redeemable preferred stock, and (iv) capital reserves held by lenders for investment property capital improvements.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of March 31, 2023 and December 31, 2022, the Company reported $283,646 and $267,854, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and other operating reserves. As of March 31, 2023 and December 31, 2022, the Company reported $736,865 and $579,785, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions furniture, fixtures and equipment, and tenant improvements. As of March 31, 2023 and December 31, 2022, the Company reported $916,754 and $893,078, respectively, in capital property reserves.

	March 31, 2023	December 31,
Property and Purpose of Reserve	(unaudited)	2022

Franklin Square Property - leasing costs	$858,509	$845,765
Brookfield Center Property - maintenance and leasing cost reserve	58,245	47,313
Total	$916,754	$893,078

Share Retirement

ASC 505-30-30-8 provides guidance on accounting for share retirement and establishes two alternative methods for accounting for the repurchase price paid in excess of par value.  The Company has elected the method by which the excess between par value and the repurchase price, including costs and fees, is recorded to additional paid in capital on the Company’s condensed consolidated balance sheets.  During the three months ended March 31, 2022, the Company repurchased 268,070 shares of its common stock at a total cost of $278,277 at an average price of $1.038 per common share.  The Company incurred fees of $8,266 associated with these transactions.  Of the total repurchase price, $2,681 was recorded to common stock and the difference, $283,862, was recorded to additional paid in capital on the Company’s condensed consolidated balance sheet.  No such amounts were recorded during the three months ended March 31, 2023.

Revenue Recognition

Retail and Flex Center Property Revenues

The Company recognizes minimum rents from its retail center properties and flex center properties on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, the Company reported $1,069,860 and $1,022,153, respectively, in unbilled rent. During the three months ended March 31, 2023, the Company recorded a loss on impairment of $1,192 related to previously recognized straight-line rent related to a defaulting tenant’s lease.  No such loss on impairment related to straight-line rent was recorded during the three months ended March 31, 2022.

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

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final. Since these differences are determined annually under the leases and accrued as of December 31 in the year earned, no such revenues were recognized during the three months ended March 31, 2023 and 2022.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the three months ended March 31, 2023 and 2022, respectively, no such termination costs were recognized.

Hotel Property Revenues

Hotel revenues from the Clemson Best Western Property were recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services.  Revenues from the Company’s occupancy agreement with Clemson University were recognized as earned, which is as rooms are occupied or otherwise reserved for use by the University.  The Clemson University occupancy agreement ended on May 15, 2022 and the Company sold the Clemson Best Western Property on September 29, 2022.

The Clemson Best Western Property was required to collect certain taxes and fees from customers on behalf of government agencies and remit them back to the applicable governmental agencies on a periodic basis.  The Clemson Best Western Property had a legal obligation to act as a collection agent.  The Clemson Best Western Property did not retain these taxes and fees; therefore, they were not included in revenues.  The Clemson Best Western Property recorded a liability when the amounts were collected and relieved the liability when payments were made to the applicable taxing authority or other appropriate governmental agency.

Hotel Property Operating Expenses

All personnel of the Clemson Best Western Property were directly or indirectly employees of Marshall Hotels and Resorts, Inc. (“Marshall”), the Company’s hotel management firm. In addition to fees and services discussed above, the Clemson Best Western Property reimbursed Marshall for all employee related service costs, including payroll salaries and wages, payroll taxes and other employee benefits paid by Marshall on its behalf.  The total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the three months ended March 31, 2023 and 2022 were $0 and $131,939, respectively.

Rent and other receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of March 31, 2023 and December 31, 2022, the Company’s allowance for uncollectible rent totaled $62,960 and $47,109, respectively, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables.  Management determined that no additional general reserve is considered necessary as of March 31, 2023 and December 31, 2022, respectively.

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

During the three months ended March 31, 2022, the Company's Clemson Best Western TRS entity generated taxable income.  The Company believed that the net operating loss carry forward from prior years would offset the taxable income for the three months ended March 31, 2022, so no income tax expense was recorded.  During the three months ended March 31, 2023, the Company no longer owned the Clemson Best Western Hotel Property.

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

The first noncontrolling interest is in the Hanover Square Property in which the Company owns an 84% tenancy in common interest through its subsidiary and an outside party owns a 16% tenancy in common interest. The Hanover Square Property’s net loss is allocated to the noncontrolling ownership interest based on its 16% ownership. During the three months ended March 31, 2023, 16% of the Hanover Square Property’s net loss of $7,755, or $1,241, was allocated to the noncontrolling ownership interest. During the three months ended March 31, 2022, 16% of the Hanover Square Property’s net loss of $1,992, or $319, was allocated to the noncontrolling ownership interest.

The second noncontrolling interest is in the Parkway Property in which the Company owns an 82% tenancy in common interest through its subsidiary and an outside party owns an 18% tenancy in common interest. The Parkway Property's net (loss) income is allocated to the noncontrolling ownership interest based on its 18% ownership. During the three months ended March 31, 2023, 18% of the Parkway Property's net loss of $46,482, or $8,367, was allocated to the noncontrolling ownership interest.  During the three months ended March 31, 2022, 18% of the Parkway Property’s net income of $56,624, or $10,193, was allocated to the noncontrolling ownership interest.

The third noncontrolling ownership interest are the units in the Operating Partnership that are not held by the REIT. In 2017, 125,000 Operating Partnership units were issued to members of the selling limited liability company which owned the Hampton Inn Property who elected to participate in a 721 exchange, which allows the exchange of interests in real property for shares in a real estate investment trust. These members of the selling limited liability company invested $1,175,000 in the Operating Partnership in exchange for 125,000 Operating Partnership units. Additionally, as discussed above, effective on January 1, 2020, 93,850 Operating Partnership units were issued in exchange for approximately 3.45% of the noncontrolling owner’s tenant in common interest in the Hampton Inn Property. On August 31, 2020, a unitholder converted 5,319 Operating Partnership units into shares of Common Stock. As of March 31, 2023 and December 31, 2022, there were 213,531 Operating Partnership units outstanding.

The Operating Partnership units not held by the REIT represent 1.19% of the outstanding Operating Partnership units as of March 31, 2023 and December 31, 2022.  The noncontrolling interest percentage is calculated at any point in time by dividing the number of units not owned by the Company by the total number of units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships units are issued or as units are exchanged for the Company’s $0.01 par value per share Common Stock. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net loss is allocated to the noncontrolling unit holders based on their ownership interest.

During the three months ended March 31, 2023, a weighted average of 1.19% of the Operating Partnership’s net loss of $243,989, or $2,903, was allocated to the noncontrolling unit holders.  During the three months ended March 31, 2022, a weighted average of 1.28% of the Operating Partnership’s net loss of $75,882, or $973, was allocated to the noncontrolling unit holders.

Recent Accounting Pronouncements

Since its initial public offering, the Company has elected to be classified as an emerging growth company in its periodic reporting to the U.S. Securities and Exchange Commission (the “SEC”), and accordingly has followed the private company implementation dates for new accounting pronouncements.  Effective for the three months ending March 31, 2023, the Company will no longer be classified as an emerging growth company, but will retain its classification as a smaller reporting company and therefore follow implementation dates applicable to smaller reporting companies with respect to new accounting pronouncements.   In addition, the Company has elected to follow scaled disclosure requirements applicable to smaller reporting companies.

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

As a “lessor”, the Company has active lease agreements with over 100 tenants across its portfolio of investment properties. On a prospective and retrospective basis, the accounting for those leases under ASU 2016-02 (ASC No. 842) is substantially unchanged from the previous guidance in ASC No. 840. However, upon the adoption of ASC No. 842, the Company has elected the practical expedient permitting lessors to elect by class of underlying asset to not separate non-lease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC No. 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. Prior to the adoption of ASC No. 842, the Company separated lease-related revenue from its retail center and flex center properties into two components. Fixed rental payments under its leases (recognized on a straight-line basis over the term of the underlying lease) were recorded as retail center property revenues and flex center property revenues. Variable payments under the leases made by tenants for real estate taxes, insurance and common area maintenance (“CAM”) expenses were recorded as retail center and flex center tenant reimbursements. With the adoption of ASC No. 842, the Company determined that its retail center and flex center operating leases qualify for the non-separation practical expedient based on the guidance. As a result, the Company has accounted for and presented the revenues from these leases, including tenant reimbursements, as a single line item on its condensed consolidated statements of operations.

Debt With Conversion Options

In August 2020, the FASB issued ASU 2020-06, Debt - Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The objective of ASU 2020-06 is to reduce the current complexity involved in accounting for convertible financial instruments by reducing the number of accounting models applicable to those instruments in the existing guidance. Following the adoption of ASU 2020-06, companies are expected to encounter fewer instances in which a convertible financial instrument must be separated into a debt or equity component and a derivative component for accounting purposes due to the embedded conversion feature. As a result of these revisions, debt instruments issued with a beneficial conversion feature will no longer require separation and thus will be accounted for as a single debt instrument under the updated guidance. In addition to those changes, ASU 2020-06 adds several incremental financial statement disclosures with respect to a company’s convertible financial instruments and makes certain refinements with respect to calculating the effect of those instruments on a company’s diluted earnings per share. ASU 2020-06 is effective for public companies for fiscal years beginning after December 15, 2021 (including interim periods within those fiscal years), and for private companies, fiscal years beginning after December 15, 2022. Early adoption of the guidance is permitted, but no earlier than fiscal years beginning after December 15, 2020. The updated guidance in ASU 2020-06 was adopted effective January 1, 2023, which did not have a material impact on the Company’s condensed consolidated financial statements.

Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance applies to most financial assets measured at amortized cost and certain other instruments, such as accounts receivable and loans; however, it does not apply to receivables arising from operating leases accounted for in accordance with ASC Topic 842. ASU 2016-13 requires that the Company estimate the lifetime expected credit loss with respect to applicable receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company is also required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes.  The Company’s credit losses primarily arise from tenant defaults on amounts due under operating leases.  As noted, these losses are not subject to the guidance in ASU 2016-13, and historically have not been significant.  The Company adopted the update on the required effective date of January 1, 2023, which did not have a material impact on the Company’s condensed consolidated financial statements.

Upcoming Accounting Pronouncements

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

3.      Investment Properties

Investment properties consist of the following:

	March 31, 2023	December 31,
	(unaudited)	2022
Land	$16,526,436	$16,526,436
Site improvements	4,731,249	4,719,926
Buildings and improvements (1)	65,209,769	64,669,498
Investment properties at cost (2)	86,467,454	85,915,860
Less accumulated depreciation	10,224,948	9,400,908
Investment properties, net	$76,242,506	$76,514,952
(1)	Includes tenant improvements (both those acquired as part of the acquisition of the properties and those constructed after the properties’ acquisition), capitalized leasing commissions and other capital costs incurred post-acquisition.
(2)	Excludes intangible assets and liabilities (see Note 2, above, for a discussion of the Company's accounting treatment of intangible assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $911,481 and $771,560 for the three months ended March 31, 2023 and 2022, respectively.

Capitalized tenant improvements

The Company carries two categories of capitalized tenant improvements on its condensed consolidated balance sheets, both of which are recorded under investment properties, net, on the Company’s condensed consolidated balance sheets. The first category is the allocation of acquisition costs to tenant improvements that is recorded on the Company’s condensed consolidated balance sheet as of the date of the Company’s acquisition of the investment property. The second category are tenant improvement costs incurred and paid by the Company subsequent to the acquisition of the investment property. Both are recorded as a component of investment properties on the Company’s condensed consolidated balance sheets. Depreciation expense on both categories of tenant improvements is recorded as a component of depreciation expense on the Company’s condensed consolidated statement of operations.

The Company generally records depreciation of capitalized tenant improvements on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	March 31,
	2023	December 31,
	(unaudited)	2022
Capitalized tenant improvements – acquisition cost allocation, net	$2,996,990	$3,178,534
Capitalized tenant improvements incurred subsequent to acquisition, net	683,836	338,836

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $172,888 and $127,276 for the three months ended March 31, 2023 and 2022, respectively.  Additionally, the Company wrote off capitalized tenant improvements of $8,656 associated with the tenant that abandoned its premises during the three months ended March 31, 2023.  No such write offs were recorded during the three months ended March 31, 2022.

During the three months ended March 31, 2023 and 2022, the Company recorded $377,265 and $56,281, respectively, in capitalized tenant improvements.  Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $32,265 and $21,648 for the three months ended March 31, 2023 and 2022, respectively.

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

The Company generally records depreciation of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	March 31, 2023	December 31,
	(unaudited)	2022
Capitalized leasing commissions, net	$614,663	$555,956

During the three months ended March 31, 2023 and 2022, the Company recorded $90,637 and $78,921, respectively, in capitalized leasing commissions. Depreciation on capitalized leasing commissions was $31,930 and $19,791 for the three months ended March 31, 2023 and 2022, respectively.

Sale of investment properties

The Company reports properties that have been either previously disposed or that are currently held for sale in continuing operations in the Company's condensed consolidated statements of operations if the disposition, or anticipated disposition, of the assets does not represent a shift in the Company's investment strategy. The Company's sale of the Clemson Best Western Hotel Property does not constitute a change in the Company's investment strategy, which continues to include limited-service hotels as a targeted asset class.

Operating results of the Clemson Best Western Hotel Property, which was sold on September 29, 2022 and which are included in continuing operations, are as follows:

	For the three months ended
	March 31,
	2023	2022
	(unaudited)	(unaudited)
Hotel property room revenues	$—	$762,200
Hotel property other revenues	—	3,289
Total Revenue	—	765,489
Hotel property operating expenses	—	372,860
Impairment of assets held for sale	—	175,671
Total Operating Expenses	—	548,531
Operating Income	—	216,958
Interest expense	—	138,917
Net Income from Operations	—	78,041
Other income	—	263
Net Income	—	78,304
Net income attributable to Operating Partnership noncontrolling interests	—	1,002
Net Income Attributable to Medalist Common Shareholders	$—	$77,302

2022 Property Acquisitions

On June 13, 2022, the Company completed its acquisition of the Salisbury Marketplace Property, a 79,732 square foot retail property located in Salisbury, North Carolina, through a wholly owned subsidiary.  The Salisbury Marketplace Property, built in 1986, was 91.2% leased as of March 31, 2023, and is anchored by Food Lion, Citi Trends and Family Dollar.  The purchase price for the Salisbury Marketplace Property was $10,025,000 paid through a combination of cash provided by the Company and the incurrence of new mortgage debt.  The Company’s total investment was $10,279,714.  The Company incurred $254,714 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

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

Holders of the mandatorily redeemable preferred stock generally have no voting rights. However, if the Company does not pay dividends on the mandatorily redeemable preferred stock for six consecutive quarterly periods, the holders of that stock, voting together as a single class with the holders of any outstanding Parity Stock having similar voting rights, will be entitled to vote for the election of two additional directors to serve on the Company’s Board of Directors (the “Board”) until the Company pays all dividends owed on the mandatorily redeemable preferred stock. The affirmative vote of the holders of at least two-thirds of the outstanding shares of mandatorily redeemable preferred stock, voting together as a single class with the holders of any other class or series of the Company’s preferred stock upon which like voting rights have been conferred and are exercisable, is required for the Company to authorize, create or increase the number of shares of any class or series of capital stock expressly designated as ranking senior to the mandatorily redeemable preferred stock as to distribution rights and rights upon the Company’s liquidation, dissolution or winding up.  In addition, the affirmative vote of at least two-thirds of the outstanding shares of mandatorily redeemable preferred stock (voting as a separate class) is required to amend the Company’s charter (including the articles supplementary designating the mandatorily redeemable preferred stock) in a manner that materially and adversely affects the rights of the holders of mandatorily redeemable preferred stock. Among other things, the Company may, without any vote of the holders of mandatorily redeemable preferred stock, issue additional shares of mandatorily redeemable preferred stock and may authorize and issue additional shares of any class or series of any Junior Stock or Parity Stock.

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

For all periods the mandatorily redeemable preferred stock has been outstanding, the Company has paid a cash dividend on the stock equal to 8% per annum, paid quarterly, as follows:

		Amount
Payment Date	Record Date	per share	For the period
April 27, 2020	April 24, 2020	$0.37	February 19, 2020 - April 27, 2020
July 24, 2020	July 22, 2020	0.50	April 28, 2020 - July 24, 2020
October 26, 2020	October 23, 2020	0.50	July 25, 2020 - October 26, 2020
February 1, 2021	January 29, 2021	0.50	October 27, 2020 - February 1, 2021
April 30, 2021	April 26, 2021	0.50	February 2, 2021 – April 30, 2021
July 26, 2021	July 12, 2021	0.50	May 1, 2021 - July 26, 2021
October 27, 2021	October 25, 2021	0.50	July 27, 2021 – October 26, 2021
January 20, 2022	January 13, 2022	0.50	October 27, 2021 – January 19, 2022
April 21, 2022	April 18, 2022	0.50	January 20, 2022 - April 20, 2022
July 21, 2022	July 18, 2022	0.50	April 21, 2022 - July 20, 2022
October 20, 2022	October 17, 2022	0.50	July 21, 2022 - October 19, 2022
January 27, 2023	January 24, 2023	0.50	October 20, 2022 - January 19, 2023
April 28, 2023	April 25, 2023	0.50	January 20, 2023 - April 20, 2023

As of March 31, 2023 and December 31, 2022, the Company recorded $70,004 and $70,004, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock. This amount is reported in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets.

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

Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $58,804 and $53,923 were included in interest expense for the three months ended March 31, 2023 and 2022, respectively, in the accompanying condensed consolidated statements of operations. Accumulated amortization of the discount and deferred financing costs was $648,443 and $589,639 as of March 31, 2023 and December 31, 2022, respectively.

5.      Loans Payable

Mortgages Payable

The Company’s mortgages payables, net consists of the following:

				March 31,
	Monthly	Interest		2023	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2022
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Hanover Square (b)	$78,098	6.94%	December 2027	9,813,679	9,877,867
Ashley Plaza (c)	$52,795	3.75%	September 2029	10,856,618	10,930,370
Brookfield Center (d)	$22,876	3.90%	November 2029	4,639,969	4,663,206
Parkway Center (e)	$28,161	Variable	October 2026	4,956,301	4,992,427
Wells Fargo Facility (f)	$103,438	4.50%	June 2027	18,247,707	18,351,981
Unamortized issuance costs, net				(698,602)	(725,592)
Total mortgages payable, net				$61,065,672	$61,340,259
(a)	The original mortgage loan for the Franklin Square Property in the amount of $14,275,000 matured on October 6, 2021. Effective on October 6, 2021, the Company entered into a forbearance agreement with the current lender extending the maturity date for thirty days with a right to extend the maturity date for an additional thirty days. On November 8, 2021, the Company closed on a new loan in the principal amount of $13,250,000 with a ten-year term and a maturity date of December 6, 2031. In addition to the funds from the new loan, the Company used $2,242,273 in cash on hand for loan issuance costs (totaling $283,721), to fund escrows and to repay the remaining balance of the original mortgage loan. The Company has guaranteed the payment and performance of the obligations of the new mortgage loan. The new mortgage loan bears interest at a fixed rate of 3.808% and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a thirty-year amortization schedule. The Company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470. The new mortgage includes covenants for the Company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and for the Company to maintain liquid assets of no less than $1,000,000. As of March 31, 2023 and December 31, 2022, respectively, the Company believes that it is compliant with these covenants.
(b)	The mortgage loan for the Hanover Square Property bore interest at a fixed rate of 4.25% until January 1, 2023, when the interest rate adjusted to a fixed rate of 6.94%, which was determined by adding 3.00% to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25%. As a result of the interest rate change, as of February 1, 2023, the fixed monthly payment of $56,882 increased to $78,098 which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule. The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 and (ii) maintain a loan-to-value of real estate ratio of 75%. As of March 31, 2023 and December 31, 2022, respectively, the Company believes that it is compliant with these covenants.
(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.
(d)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90% and was interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.

(e)	The mortgage loan for the Parkway Property bears interest at a variable rate based on LIBOR with a minimum rate of 2.25%. The interest rate payable is the ICE LIBOR rate plus 225 basis points. Under the terms of the mortgage, the interest rate payable each month shall not change by greater than 1% during any six-month period and 2% during any 12-month period. As of March 31, 2023 and December 31, 2022 the rate in effect for the Parkway Property mortgage was 4.4806% and 4.3117%, respectively. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule. On October 28, 2021, the Company entered into an interest rate protection transaction to limit its exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property (the “Interest Rate Protection Transaction”). Under this agreement, the Company’s interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%. For the period from September 1, 2022 through March 31, 2023, LIBOR exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced the Company’s net interest expense. Payments to the Company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2023. No such payments were received during the three months ended March 31, 2022 because the LIBOR rate in effect did not exceed the LIBOR cap. The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.60 to 1.00 on an annual basis. As of March 31, 2023 and December 31, 2022, respectively, the Company believes that it is compliant with this covenant.
(f)	On June 13, 2022, the Company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property. The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule, is $103,438. The Company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a minimum debt yield of 9.5% on the Salisbury Marketplace, Lancer Center and Greenbrier Business Center properties, and the maintenance of liquid assets of not less than $1,500,000. As of March 31, 2023 and December 31, 2022, respectively, the Company believes that it is compliant with these covenants.

The Company refinanced the mortgage loan for the Lancer Center Property using proceeds from the Wells Fargo Facility.  The Company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for the year ended December 31, 2022, recorded a loss on extinguishment of debt of $113,282.  The original mortgage loan for the Lancer Center Property bore interest at a fixed rate of 4.00%.  The monthly payment was $34,667 which included interest at the fixed rate and principal, based on a twenty-five-year amortization schedule.

The Company refinanced the mortgage loan for the Greenbrier Business Center Property using proceeds from the Wells Fargo Facility. The Company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for the year ended December 31, 2022, recorded a loss on extinguishment of debt of $56,393.  The Company assumed the original mortgage loan for the Greenbrier Business Center Property from the seller. The original mortgage loan bore interest at a fixed rate of 4.00% and would have been interest only until August 1, 2022, at which time the monthly payment would have become $23,873, which would have included interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule.

Interest rate protection transaction

On October 28, 2021, the Company entered into the Interest Rate Protection Transaction. Under this agreement, the Company’s interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%. USD 1-Month ICE LIBOR was 4.86% and 4.39% as of March 31, 2023 and December 31, 2022, respectively. In accordance with the guidance on derivatives and hedging, the Company records all derivatives on the condensed balance sheet at fair value under other assets. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of the Interest Rate Protection Transaction is valued by an independent, third-party consultant which uses observable inputs such as yield curves, volatilities and other current market data, all of which are considered Level 2 inputs.  As of March 31, 2023 and December 31, 2022, the fair value of the

Interest Rate Protection Transaction was $218,411 and $258,279, respectively and is recorded under other assets on the Company’s condensed balance sheets. The Company reports changes in the fair value of the derivative in other (loss) income on its condensed consolidated statements of operations.

Wells Fargo Line of Credit

On June 13, 2022, the Company, through its wholly owned subsidiaries, entered into a loan agreement with Wells Fargo Bank for a $1,500,000 line of credit (the “Wells Fargo Line of Credit”).  During the three months ended March 31, 2023, the Company did not make any draws or repayments on the Wells Fargo Line of Credit.  As of March 31, 2023 and December 31, 2022, respectively, the Wells Fargo Line of Credit had an outstanding balance of $0.  Outstanding balances on the Wells Fargo Line of Credit will bear interest at a floating rate of 2.25% above the daily secured overnight financing rate (“SOFR”).  As of March 31, 2023 and December 31, 2022, SOFR was 4.87% and 4.30%, respectively.  The Wells Fargo Line of Credit has a one-year, renewable term, is unconditionally guaranteed by the Company, and any outstanding balances are secured by the Lancer Center Property, the Greenbrier Business Center Property and the Salisbury Marketplace Property.  On May 2, 2023, the Company and Wells Fargo Bank entered into the First Amendment to Revolving Line of Credit Note which extended the maturity date of the Wells Fargo Line of Credit to June 9, 2024.

Interest expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the three months ended March 31, 2023 (unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square mortgage	$126,140	$7,093	$—	$—	$133,233
Hanover Square mortgage	170,640	3,223	—	—	173,863
Ashley Plaza mortgage	102,133	4,357	—	—	106,490
Brookfield Center mortgage	45,391	2,838	—	—	48,229
Parkway Center mortgage	47,257	2,757	(19,342)	—	30,672
Wells Fargo Mortgage Facility	206,039	6,722	—	—	212,761
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	58,804	—	100,000	158,804
Total interest expense	$697,600	$85,794	$(19,342)	$100,000	$864,052

	For the three months ended March 31, 2022 (unaudited)
		Amortization
	Mortgage	of discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square mortgage	$126,140	$7,093	$—	$133,233
Hanover Square mortgage	104,854	3,223	—	108,077
Ashley Plaza mortgage	104,147	4,358	—	108,505
Clemson Best Western mortgage	138,531	—	386	138,917
Brookfield Center mortgage	46,254	2,838	—	49,092
Lancer Center mortgage	63,746	7,156	—	70,902
Greenbrier Business Center mortgage	44,950	693	—	45,643
Parkway Center mortgage	30,375	2,757	—	33,132
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	53,923	100,000	153,923
Total interest expense	$658,997	$82,041	$100,386	$841,424

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of March 31, 2023 (unaudited)		As of December 31, 2022
		Accumulated		Accumulated
		amortization of		amortization
	Accrued	capitalized	Accrued	of capitalized
	interest	issuance costs	interest	issuance costs
Franklin Square mortgage	$43,448	$37,829	$43,448	$30,736
Hanover Square mortgage	60,539	63,103	38,792	59,880
Ashley Plaza mortgage	—	62,466	35,296	58,109
Brookfield Center mortgage	—	39,731	—	36,893
Parkway Center mortgage	22,041	15,621	26,502	12,864
Wells Fargo Mortgage Facility	—	20,166	—	13,444
Amortization and accrued preferred stock dividends on mandatorily redeemable preferred stock (1)	70,004	648,443	70,004	589,639
Total	$196,032	$887,359	$214,042	$801,565
(1)	Recorded as accrued interest under accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of March 31, 2023 are as follows:

For the remaining nine months ending December 31, 2023	$780,584
2024	1,092,879
2025	1,391,025
2026	1,460,923
2027	25,990,390
Thereafter	31,048,473
Total principal payments and debt maturities	61,764,274
Less unamortized issuance costs	(698,602)
Net principal payments and debt maturities	$61,065,672

6.      Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of March 31, 2023 are as follows:

For the remaining nine months ending December 31, 2023	$5,967,624
2024	6,702,872
2025	5,814,765
2026	4,048,868
2027	3,053,369
Thereafter	7,608,664
Total minimum rents	$33,196,162

7.      Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 shares of common stock, $0.01 par value per share ("Common Shares"), and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 98.81% interest in the Operating Partnership as of March 31, 2023 and December 31, 2022. Limited partners in the Operating Partnership who have held their units for one year or longer have the right to redeem their common units for cash or, at the REIT’s option, Common Shares at a ratio of one common unit for one common share. Under the Agreement of Limited Partnership, distributions to unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per unit as dividends per share are paid to the REIT’s holders of Common Shares.

Shelf Registration

On June 21, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC. The registration statement is intended to provide the Company additional flexibility to finance future business opportunities through timely and cost-effective access to capital markets. Under the shelf registration statement, the Company may, from time to time, issue common stock up to an aggregate amount of $150 million. The shelf registration statement was declared effective by the SEC on July 27, 2021. The Company has incurred $84,926 in legal costs, filing fees and other costs associated with this registration which are recorded as offering costs as part of stockholders' equity on the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.

Standby Equity Purchase Agreement

On November 17, 2021, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with a financing entity. Under this agreement, the Company will be able to sell up to $6,665,299 of its shares of common stock at the Company’s request any time during the 36 months following the execution of the SEPA. The shares would be purchased at 96.5% of the market price (as defined in the agreement) and would be subject to certain limitations, including that the financing entity could not purchase any shares that would result in it owning more than 4.99% of the Company’s common stock.  As of March 31, 2023, the Company has generated net proceeds of $1,538,887 from the issuance of 1,445,400 shares at an average price of $1.065 per common share under the SEPA.

Issuance Date	Shares Issued	Price Per Share	Total Proceeds
March 3, 2022	90,600	$1.088	$98,574
March 14, 2022	276,190	1.050	290,000
March 17, 2022	278,810	1.076	300,000
March 21, 2022	474,068	1.055	500,000
April 1, 2022	325,732	1.075	350,313
Total	1,445,400	$1.065	$1,538,887

Common Stock Repurchase Plan

In December 2021, the Board approved a program to purchase up to 500,000 shares of the Company’s common stock in the open market, up to a maximum price of $4.80 per share. The repurchase program does not obligate the Company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of March 31, 2023, the Company had repurchased 268,070 shares of its common stock at a total cost of $278,277 at an average price of $1.038 per common share.  The Company incurred fees of $8,266 associated with these transactions.  All repurchased shares were retired in accordance with Maryland law.

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

Common shares and operating partnership units outstanding

As of March 31, 2023 and December 31, 2022, there were 17,971,952 common units of the Operating Partnership outstanding with the REIT owning 17,758,421 of these common units. The remaining 213,531 common units are held by noncontrolling, limited partners.  As of March 31, 2023 and December 31, 2022, there were 17,758,421 Common Shares of the REIT outstanding. As of March 31, 2023 and December 31, 2022, there were 213,531 common units of the Operating Partnership held by noncontrolling, limited partners that were eligible for conversion to the Company’s Common Shares.

2018 Equity Incentive Plan

The Company’s 2018 Equity Incentive Plan (the “Equity Incentive Plan”) was adopted by the Board on July 27, 2018 and approved by the Company’s shareholders on August 23, 2018. The Equity Incentive Plan permits the grant of stock options, stock appreciation rights, stock awards, performance units, incentive awards and other equity-based awards (including LTIP units of the Company’s Operating Partnership) to its employees or an affiliate (as defined in the Equity Incentive Plan) of the Company and for up to the greater of (i) 240,000 Common Shares and (ii) eight percent (8)% of the number of fully diluted shares of the Company’s Common Shares (taking into account interests in the Operating Partnership that may become convertible into Common Shares).

On March 2, 2022, the Compensation Committee of the Board (the “Compensation Committee”) approved a grant of 60,000 Common Shares to two employees of the Manager who also serve as directors of the Company, a grant of 90,000 Common Shares to the Company’s three independent directors, and a grant of 60,000 Common Shares to the chief financial officer of the Company, under the Equity Incentive Plan. The effective date of the grants was March 2, 2022. The Common Shares granted vested immediately and are unrestricted. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares vested immediately, the fair value of the grants, or $233,100, was recorded to share based compensation expense on the Company’s condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

On November 22, 2022, the Compensation Committee approved a grant of 76,434 Common Shares to two employees of the Manager who also serve as directors of the Company, a grant of 114,651 Common Shares to the Company’s three independent directors, a grant of 76,433 Common Shares to the chief financial officer of the Company, and a grant of 50,956 Common Shares to two consultants of the Company, under the Equity Incentive Plan. The effective date of the grants was November 22, 2022. The Common Shares granted vested immediately and are unrestricted. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares vested immediately, the fair value of the grants, or $250,000, was recorded to share based compensation expense on the Company’s condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

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

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of March 31, 2023 and 2022, 213,531 of the Operating Partnership’s 213,531 common units held by noncontrolling, limited partners were eligible to be converted, on a one-to-one basis, into Common Shares. The Operating Partnership’s common units and the equivalent common shares attributable to the convertible debentures have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's loss per common share is determined as follows:

	Three months ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Basic and diluted shares outstanding
Weighted average Common Shares – basic	17,758,421	16,037,073
Effect of conversion of operating partnership units	213,531	213,531
Weighted average Common Shares – diluted	17,971,952	16,250,604

Calculation of earnings per share – basic and diluted
Net loss attributable to common shareholders	$(1,221,295)	$(989,284)
Weighted average Common Shares – basic and diluted	17,758,421	16,037,073
Loss per share – basic and diluted	$(0.07)	$(0.06)

Dividends and Distributions

During the three months ended March 31, 2023, dividends in the amount of $0.01 per share were paid on January 27, 2023, to stockholders of record on January 24, 2023.  During the three months ended March 31, 2022, dividends in the amount of $0.02 per share were paid on January 20, 2022, to stockholders of record on January 13, 2022.  Total dividends and distributions to noncontrolling interests paid during the three months ended March 31, 2023 and 2022, respectively, are as follows:

	Three months ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Common shareholders (dividends)	$176,810	$316,450
Hanover Square Property noncontrolling interest (distributions)	—	10,000
Parkway Property noncontrolling interest (distributions)	—	10,800
Operating Partnership unit holders (distributions)	2,135	4,271
Total dividends and distributions	$178,945	$341,521

Nasdaq Compliance

On July 11, 2022, the Company received a deficiency letter (the “Deficiency Letter”) from the Nasdaq Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC notifying the Company that, for the last thirty (30) consecutive business days, the closing bid price for the Company’s common stock had been below the minimum $1.00 per share required for continued listing on the Nasdaq Capital Market (“Nasdaq”) pursuant to Nasdaq Listing Rule 5550 (a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was given one hundred and eighty (180) calendar days, or until January 9, 2023, to regain compliance with the Minimum Bid Price Requirement.

On January 10, 2023, the Company received a letter (the “Second Notification”) from the Nasdaq Stock Market LLC notifying the Company that, while the Company had not regained compliance with the Minimum Bid Price Requirement, the Staff determined that the Company is eligible for an additional 180 calendar day period, or until July 10, 2023 (the “Second Compliance Period”), to regain compliance. The Staff’s determination was based on (i) the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq, with the exception of the Minimum Bid Price Requirement, and (ii) the Company’s written notice to the Nasdaq Stock Market LLC of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If at any time during the Second Compliance Period, the closing bid price of the Company’s common stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide the Company with written confirmation of compliance. If compliance with the Minimum Bid Price Requirement cannot be demonstrated by July 10, 2023, the Staff will provide written notification that the Company’s common stock will be delisted. At that time, the Company may appeal the Staff’s determination to a Hearings Panel.

Neither the Deficiency Letter or the Second Notification had any effect on the listing of the Company’s common stock, and its common stock continues to trade on Nasdaq under the symbol “MDRR”.

Reverse Stock Split

See Note 11, Subsequent Events, for a discussion of the reverse stock split that was completed on May 3, 2023.

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in South Carolina, North Carolina and Virginia, which represented 100% of the total annualized base revenues of the properties in its portfolio as of March 31, 2023. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Interest Rate Risk

The value of the Company’s real estate is subject to fluctuations based on changes in interest rates, which may affect the Company’s ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of the Company’s assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

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

As of March 31, 2023 and December 31, 2022, all of the Company’s long-term debt either bore interest at fixed rates or was capped to a fixed rate. The Company’s debt obligations are more fully described in Note 5, Loans Payable, above.

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

The Company pays the Manager a monthly asset management fee equal to 0.125% of stockholders’ equity, payable in arrears in cash. For purposes of calculating the asset management fee, the Company’s stockholders’ equity means: (a) the sum of (1) the net proceeds from (or equity value assigned to) all issuances of the Company’s equity and equity equivalent securities (including common stock, common stock equivalents, preferred stock and OP Units issued by the Company’s operating partnership) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that the Company has paid to repurchase its common stock issued in this or any subsequent offering. Stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items (including depreciation and amortization) that have impacted stockholders’ equity as reported in the Company’s condensed consolidated financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Company’s Manager and its independent director(s) and approval by a majority of its independent directors. For the three months ended March 31, 2023 and 2022, the Company incurred $224,380 and $210,148, in asset management fees, respectively.  Asset management fees are recorded on the Company’s condensed consolidated statements of operations as (i) retail center property operating expenses ($84,282 and $70,257 for the three months ended March 31, 2023 and 2022, respectively), (ii) hotel property operating expenses ($0 and $6,825 for the three months ended March 31, 2023 and 2022, respectively), (iii) flex center property operating expenses ($27,675 and $26,075 for the three months ended March 31, 2023 and 2022, respectively) and (iv) legal, accounting and other professional fees ($112,423 and $106,991 for the three months ended March 31, 2023 and 2022, respectively).

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

On March 19, 2021, pursuant to a Letter Agreement, dated March 19, 2021, by and among the Company, the Operating Partnership and the Manager (the “2021 Manager Letter Agreement”), which amended that certain Management Agreement, dated as of March 15, 2016, among the Company, the Operating Partnership and the Manager (the “Management Agreement”), the Manager agreed to defer payment of one-half of any acquisition fee payable to the Manager from that date until the earlier of: (i) the date that the public trading price of our common stock, as reported on the Nasdaq Capital Market, reaches a closing trading price of at least $5.00 per share (as the same may be proportionately adjusted to reflect a stock split or reverse stock split); (ii) the effective date of the termination of the Management Agreement as the result of an election by the Company to terminate the Management Agreement (other than on account of any of the events specified in clauses (i) through (vi) of Section 11(a) of the Management Agreement); and (iii) a Change in Control (the “Deferral Agreement”).

On March 10, 2023, the Company announced that the Board established a Special Committee of the Board (the “Special Committee”) to explore potential strategic alternatives focusing on maximizing stockholder value.  In light of the exploration of potential strategic alternatives by the Special Committee, the Company entered into a Letter Agreement, dated as of March 10, 2023, by and among the Company, the Operating Partnership and the Manager (the “2023 Manager Letter Agreement”).

Pursuant to the terms of the 2023 Manager Letter Agreement, the Company further amended the Management Agreement, which provides for the deferral of the acquisition fee payable to the Manager in certain circumstances, to clarify that the Deferred Acquisition Fee Amount (as defined in the 2021 Manager Letter Agreement) will be deferred until the earlier of (i) the date that the public trading price of the Company’s common stock, as reported on the Nasdaq Capital Market, reaches a closing trading price of at least $5.00 per share (as the same may be proportionately adjusted to reflect a stock split or reverse stock split); (ii) the effective date of the termination of the Management Agreement as the result of an election by the Company to terminate the Management Agreement (other than on account of any of the events specified in clauses (i) through (vi) of Section 11(a) of the Management Agreement); and (iii) a Change in Control.

For the year ended December 31, 2022, the Company incurred $201,524 in acquisition fees associated with the Salisbury Marketplace Property acquisition, which were allocated and added to the fair value of the Salisbury Marketplace Property tangible assets.  One half of the acquisition fee, or $100,762 was paid in cash and one half of the acquisition fee was accrued in connection with the Deferral Agreement.  For the year ended December 31, 2021, the Company incurred $503,910 in acquisition fees associated with the Lancer Center Property, Greenbrier Business Center Property and Parkway Property, which were allocated and added to the fair value of the Lancer Center Property, Greenbrier Business Center Property and Parkway Property tangible assets. One half of the acquisition fees, or $251,955 was paid in cash and one half of the acquisition fees was accrued in connection with the Deferral Agreement. The accrued portion of the acquisition fee is recorded under accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.  As of March 31, 2023 and December 31, 2022, the Company had accrued a total of $352,717 in acquisition fees in connection with the Deferral Agreement.

The Manager will be entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in this offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to this offering, and (B) 7%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period. For purposes of calculating the incentive fee during the first years after completion of this offering, adjusted funds from operations (“AFFO”) will be determined by annualizing the applicable period following completion of this offering. AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. The Company further adjusts funds from operations (“FFO”) for certain items that are not added to net income in the National Association of Real Estate Investment Trusts’ (NAREIT) definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on real estate investments). No incentive fees were earned or paid during the three months ended March 31, 2023 or 2022.

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

In addition, on March 10, 2023, the Company entered into a change in control agreement with the Consultant and Mr. C. Elliott (the “Change in Control Agreement”), in order to authorize the Consultant to pay Mr. C. Elliott, our Vice President, and to reimburse the Consultant for, the payment of the Elliott Retention Amount (as defined below), in the event that (i) a Change in Control (as defined therein) occurs at a time when Mr. C. Elliott remains employed by the Consultant and no Cause Event (as defined therein) has then occurred and the Consultant thereafter terminates, at the request of the Company (or any successor), the employment of Mr. C. Elliott (other than on account of a Cause Event) within twelve (12) months after the date of the Change in Control; (ii) a Change in Control occurs at a time when Mr. C. Elliott remains employed by the Consultant and no Cause Event has then occurred and within twelve (12) months after the date of the Change in Control Mr. C. Elliott elects to terminate his engagement with the Consultant to provide services to the Company (or any successor) because either (a) the Company (or any successor) requires Mr. C. Elliott to relocate his primary work location by more than fifty (50) miles from the location as of the effective date of the Change in Control Agreement; (b) the Company (or any successor) directs the Consultant to reduce the annual compensation ($150,000) of Mr. C. Elliott; (c) the Company (or any successor) directs the Consultant to materially diminish Mr. C. Elliott’s position, authority, duties or responsibilities with respect to services to the Company (or any successor); or (d) the Company (or any successor) commits a material breach of the Consulting Agreement and fails to cure such material breach within thirty (30) days after receiving written notice of such material breach; or (iii) the Consultant terminates, at the Company’s (or any successor’s) request, Mr. C. Elliott’s employment (other than on account of a Cause Event) ninety (90) or fewer days prior to the Change in Control.  In each such case, a “Triggering Event” shall be deemed to have occurred, and pursuant to the Change in Control Agreement, the Company authorizes the Consultant to pay, and agrees to reimburse the Consultant for, and the Consultant agrees to pay to Mr. C. Elliott, within thirty-seven (37) days after such Triggering Event, an amount equal to the sum of (i) Mr. C. Elliott’s current annual compensation (i.e., $150,000) payable by the Consultant to Mr. C. Elliott and reimbursable by the Company, plus (ii) the amount of Mr. C. Elliott’s last annual bonus (i.e., $50,000) payable by the Consultant to Mr. C. Elliott and reimbursable by the Company, plus (iii) a cash payment equivalent to the value of the last stock grant from the Company to Mr. C. Elliott (i.e., $30,000) (collectively, the “Elliott Retention Amount”).

Mr. C. Elliott is the son of Mr. William R. Elliott, Vice Chairman of the Board and President and Chief Operating Officer of the Company. During the three months ended March 31, 2023 and 2022, the Company paid the Consultant $44,872 and $0, respectively, for services provided by Mr. C. Elliott under the Consulting Agreement.

Other related parties

The Company pays Shockoe Properties, LLC, a subsidiary of Dodson Properties, an entity in which one of the owners of the Manager holds a 6.32% interest, an annual property management fee of up to 3% of the monthly gross revenues of the Franklin Square, Hanover Square, Ashley Plaza, Brookfield, Lancer Center, Greenbrier Business Center, Parkway and Salisbury properties. These fees are paid in arrears on a monthly basis. During the three months ended March 31, 2023 and 2022, the Company paid Shockoe Properties, LLC property management fees of $70,519 and $62,072, respectively.

10.      Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. For the three months ended March 31, 2023, the Company had the following reportable segments:  retail center properties and flex center properties.  For the three months ended March 31, 2022, the Company had the following reportable segments: retail center properties, flex center properties and hotel properties. During the periods presented, there have been no material intersegment transactions.

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

The following table presents property operating revenues, expenses and NOI by product type:

	For the three months ended March 31,
	Hotel properties		Retail center properties		Flex center property		Total
	2023	2022	2023	2022	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$—	$765,489	$1,891,679	$1,525,085	$569,297	$613,390	$2,460,976	$2,903,964
Operating expenses	—	372,860	520,615	450,125	176,737	161,381	697,352	984,366
Bad debt expense	—	—	125	7,791	26,997	4,992	27,122	12,783
Net operating income	$—	$392,629	$1,370,939	$1,067,169	$365,563	$447,017	$1,736,502	$1,906,815

11.      Subsequent Events

As of May 11, 2023, the following events have occurred subsequent to the March 31, 2023 effective date of the condensed consolidated financial statements:

Common Stock Dividend

On April 28, 2023, a dividend in the amount of $0.01 per share was paid to common stockholders and operating partnership unit holders of record on April 25, 2023.

Mandatorily Redeemable Preferred Stock Dividend

On April 28, 2023, a dividend in the amount of $0.50 per share was paid to mandatorily redeemable preferred stockholders of record on April 25, 2023 for the period from January 20, 2023 through April 20, 2023.

Completion of 1-for-8 Reverse Stock Split

On May 3, 2023, the Company completed the previously announced reverse stock split of its Common Shares, and a corresponding adjustment to the outstanding common units of the Operating Partnership, at a ratio of 1-for-8 (the “Reverse Stock Split”). The Reverse Stock Split took effect at 5:00 p.m. Eastern Time on May 3, 2023 (the “Effective Time”) and automatically converted every eight Common Shares outstanding at that time into one Common Share.

The Reverse Stock Split affected all common stockholders uniformly and did not affect any common stockholder’s percentage ownership interest in the Company, except for de minimis changes as a result of the elimination of fractional shares, as described below. As a result of the Reverse Stock Split, the number of Common Shares outstanding was reduced from 17,758,421 to 2,219,779 shares as of the Effective Time.

No fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder that otherwise would have received fractional shares received, in lieu of such fractional shares, cash in an amount equal to the applicable fraction multiplied by the closing price of the Common Shares on Nasdaq on May 3, 2023 (as adjusted for the Reverse Stock Split).

At the Effective Time, the aggregate number of shares of Common Stock available for awards under the Company’s 2018 Equity Incentive Plan and the terms of outstanding awards were ratably adjusted to reflect the Reverse Stock Split.

Trading of the Common Shares on Nasdaq commenced on a split-adjusted basis on May 4, 2023 under the existing trading symbol “MDRR.” The new CUSIP number for the Common Shares following the Reverse Stock Split is 58403P303.

The Reverse Stock Split is intended to help the Company regain compliance with the Minimum Bid Price Requirement. If at any time before July 10, 2023, the closing bid price of the Common Stock is at least $1.00 per share for a minimum of 10 consecutive business days, the Staff will provide the Company with written confirmation of compliance.  If compliance with the Minimum Bid Price Requirement cannot be demonstrated by July 10, 2023, the Staff will provide written notification that the Common Stock will be delisted. At that time, the Company may appeal the Staff’s determination to a Hearings Panel. Accordingly, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or maintain its listing on Nasdaq.

Charter Amendments

In connection with the Reverse Stock Split, on April 19, 2023, the Company filed two Articles of Amendment to its charter with the State Department of Assessments and Taxation of Maryland that provided for:

(i)a 1-for-8 Reverse Stock Split of the Common Stock, effective at 5:00 p.m. Eastern Time on May 3, 2023 (the “First Amendment”); and

(ii)the par value of the Common Stock to be decreased from $0.08 per share (as a result of the 1-for-8 Reverse Stock Split) back to $0.01 per share, effective at 5:01 p.m. Eastern Time on May 3, 2023 (the “Second Amendment”).

The foregoing descriptions of the First Amendment and the Second Amendment do not purport to be complete and are qualified in their entirety by reference to each amendment, copies of which are filed as Exhibit 3.3 and Exhibit 3.4, respectively, to this Quarterly Report on Form 10-Q (this “Quarterly Report”) and are incorporated herein by reference.

Wells Fargo Line of Credit

On May 2, 2023, the Company and Wells Fargo Bank entered into the First Amendment to Revolving Line of Credit Note which extended the maturity date of the Wells Fargo Line of Credit to June 9, 2024 (see Note 5, above).

Update on Special Committee and Exploration of Strategic Alternatives

On March 10, 2023, the Board announced that it established a Special Committee (the “Special Committee”) to explore potential strategic alternatives focusing on maximizing stockholder value. The Special Committee is comprised solely of independent directors and is charged with exploring potential strategic alternatives including, without limitation, a business combination involving our company, a sale of all or part of our company’s assets, joint venture arrangements and/or restructurings, and determining whether a strategic transaction is in the best interest of our company.

On April 18, 2023, the Company provided an update on the Special Committee’s efforts.  Specifically, the Company announced that the Special Committee is in active discussions with potential parties in pursuit of those alternatives and the Company will provide further disclosures as appropriate or required by law or regulation. While the review is underway, the Company remains fully focused on its operations and on the continued execution of its strategies to create stockholder value. There is no assurance that the review will result in any transaction, including a sale of the Company, its assets, or entry into a business combination, among other alternatives being reviewed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with, the condensed consolidated financial statements and the related notes thereto of Medalist Diversified REIT, Inc. contained in this Quarterly Report.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Quarterly Report.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the competitive environment in which we operate;
●	failure of our recently announced exploration of strategic alternatives to maximize stockholder value or to result in a transaction that yields value to our stockholders, and the potential that our exploration of strategic alternatives could adversely impact us;
●	local, regional, national and international economic conditions;
●	capital expenditures;
●	the availability, terms and deployment of capital;
●	financing risks;
●	inflation;
●	the general level of interest rates;
●	changes in our business or strategy;
●	fluctuations in interest rates and increased operating costs;
●	our limited operating history;
●	the degree and nature of our competition;
●	our dependence upon our Manager and key personnel;
●	defaults on or non-renewal of leases by tenants;

●	decreased rental rates or increased vacancy rates;
●	our ability to make distributions on shares of our common stock;
●	difficulties in identifying properties to acquire and completing acquisitions;
●	our ability to operate as a public company;
●	potential natural disasters such as hurricanes;
●	the impact of epidemics, pandemics, or other outbreaks of illness, disease or virus (such as COVID-19 and its variants);
●	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;
●	our ability to maintain an active trading market for our common stock on The Nasdaq Capital Market (“Nasdaq”) and maintain continued listing on Nasdaq and the likelihood that a delisting of our common stock from Nasdaq could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock;
●	the reverse stock split may decrease the liquidity of the shares of our common stock and could lead to a decrease in our overall market capitalization;
●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates; and
●	related industry developments, including trends affecting our business, financial condition and results of operations.

The forward-looking statements contained in this Quarterly Report are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to the factors, risks and uncertainties described above, changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Quarterly Report speaks only as of the date of this Quarterly Report.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable securities laws.

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

As of March 31, 2023, our company owned and operated eight investment properties, the Shops at Franklin Square (the “Franklin Square Property”), a 134,239 square foot retail property located in Gastonia, North Carolina, the Hanover North Shopping Center (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 164,012 square foot retail property located in Goldsboro, North Carolina, Brookfield Center (the “Brookfield Center Property”), a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina, the Lancer Center, a 181,590 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), the Greenbrier Business Center (the “Greenbrier Business Center Property”), an 89,280 square foot mixed-use industrial/office property located in Chesapeake, Virginia, Parkway 3 & 4 (the “Parkway Property”), a 64,109 square foot mixed-use industrial office property located in Virginia Beach, Virginia, and the Salisbury Marketplace Shopping Center, a 79,732 square foot retail property located in Salisbury, North Carolina (the “Salisbury Marketplace Property”).  As of March 31, 2023, we owned 84% of the Hanover Square Property as a tenant in common with a noncontrolling owner which owned the remaining 16% interest and 82% of the Parkway Property as a tenant in common with a noncontrolling owner which owns the remaining 18% interest.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have investments. For the three months ended March 31, 2023, our reportable segments were retail center properties and flex center properties.  Although we sold our interest in the Clemson Best Western Hotel Property on September 29, 2022, we include hotel properties as a third reportable segment for the three months ended March 31, 2022.

Recent Trends and Activities

1:8 Reverse Stock Split

On May 3, 2023, our company completed a reverse stock split of its Common Shares, and a corresponding adjustment to the outstanding common units of the Operating Partnership, at a ratio of 1-for-8 (the “Reverse Stock Split”). The Reverse Stock Split took effect at 5:00 p.m. Eastern Time on May 3, 2023 (the “Effective Time”) and automatically converted every eight Common Shares outstanding at that time into one Common Share.  The Reverse Stock Split is intended to help our company regain compliance with Nasdaq’s Minimum Bid Price Requirement.  If at any time before July 10, 2023, the closing bid price of the Common Stock is at least $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide our company with written confirmation of compliance.  If compliance with the Minimum Bid Price Requirement cannot be demonstrated by July 10, 2023, the Staff will provide written notification that the Common Stock will be delisted. At that time, our company may appeal the Staff’s determination to a Hearings Panel. Accordingly, there can be no assurance that our company will be able to regain compliance with the Minimum Bid Price Requirement or maintain its listing on Nasdaq.

Establishment of a Special Committee of the Board and Exploration of Strategic Alternatives

On March 10, 2023, the Board announced that it established a Special Committee (the “Special Committee”) to explore potential strategic alternatives focusing on maximizing stockholder value. The Special Committee is comprised solely of independent directors and is charged with exploring potential strategic alternatives including, without limitation, a business combination involving our company, a sale of all or part of our company’s assets, joint venture arrangements and/or restructurings, and determining whether a strategic transaction is in the best interest of our company.

On April 18, 2023, the Company provided an update on the Special Committee’s efforts.  Specifically, the Company announced that the Special Committee is in active discussions with potential parties in pursuit of those alternatives and the Company will provide further disclosures as appropriate or required by law or regulation. While the review is underway, the Company remains fully focused on its operations and on the continued execution of its strategies to create stockholder value. There is no assurance that the review will result in any transaction, including a sale of the Company, its assets, or entry into a business combination, among other alternatives being reviewed.

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

Salisbury Marketplace Property Acquisition

On June 13, 2022, we completed our acquisition of the Salisbury Marketplace Property, a 79,732 square foot retail property located in Salisbury, North Carolina, through a wholly owned subsidiary.  The Salisbury Marketplace Property, built in 1986, was 91.2% leased as of March 31, 2023, and is anchored by Food Lion, Citi Trends and Family Dollar.  The purchase price for the Salisbury Marketplace Property was $10,025,000 paid through a combination of cash provided by our company and the incurrence of new mortgage debt.  Our company’s total investment was $10,279,714 and we incurred $254,714 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Wells Fargo Mortgage Facility

On June 13, 2022, our company, through its wholly owned subsidiaries, entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500.  The proceeds of the Wells Fargo Mortgage Facility were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property.  The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term.  The monthly payment, which includes interest at the fixed rate, and principal, based on a 25-year amortization schedule, is $103,438.  Our company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility.  The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis and a minimum debt yield of 9.5% on the Salisbury Marketplace, Lancer Center and Greenbrier Business Center properties, and to maintain liquid assets of not less than $1,500,000 on deposit with Wells Fargo Bank.  As of March 31, 2023, our company believes that it is compliant with these covenants.

Wells Fargo Line of Credit

On June 13, 2022, our company, through its wholly owned subsidiaries, entered into a loan agreement with Wells Fargo Bank for a $1,500,000 line of credit (the “Wells Fargo Line of Credit”).  As of March 31, 2023, the Wells Fargo Line of Credit had an outstanding balance of $0.  Outstanding balances on the Wells Fargo Line of Credit will bear interest at a floating rate of 2.25% above the daily secured overnight financing rate (“SOFR”).  The Wells Fargo Line of Credit has a one-year, renewable term, is unconditionally guaranteed by our company, and any outstanding balances are secured by the Lancer Center Property, the Greenbrier Business Center Property and the Salisbury Marketplace Property.   On May 2, 2023, our company and Wells Fargo Bank entered into the First Amendment to Revolving Line of Credit Note which extended the maturity date of the Wells Fargo Line of Credit to June 9, 2024.  We plan to use the Wells Fargo Line of Credit to help fund future acquisitions.

Shelf Registration

On June 21, 2021, our company filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement is intended to provide additional flexibility to finance future business opportunities through timely and cost-effective access to capital markets. Under the shelf registration statement, our company may, from time to time, issue common stock up to an aggregate amount of $150 million. The shelf registration statement was declared effective by the SEC on July 27, 2021.

Standby Equity Purchase Agreement

On November 17, 2021, our company entered into a Standby Equity Purchase Agreement (the “SEPA”) with a financing entity. Under the SEPA, our company may sell up to $6,665,299 of our shares of common stock at our request any time during the 36 months following the execution of the SEPA. Any shares purchased pursuant to the SEPA would be purchased at 96.5% of the market price (as defined in the SEPA), subject to certain limitations, including that the financing entity could not purchase any shares that would result in it owning more than 4.99% of our company’s outstanding common stock.  As of March 31, 2023, our company has generated net proceeds of $1,538,887 from the issuance of 1,445,400 shares of our common stock at an average price of $1.065 per share under the SEPA.

Issuance Date	Shares Issued	Price Per Share	Total Proceeds
March 3, 2022	90,600	$1.088	$98,574
March 14, 2022	276,190	1.050	290,000
March 17, 2022	278,810	1.076	300,000
March 21, 2022	474,068	1.055	500,000
April 1, 2022	325,732	1.075	350,313
Total	1,445,400	$1.065	$1,538,887

Common Stock Repurchase Plan

In December 2021, the Board approved a program to purchase up to 500,000 shares of our common stock in the open market, up to a maximum price of $4.80 per share (the “Common Stock Repurchase Plan”). The Common Stock Repurchase Plan does not obligate our company to acquire any particular amount of shares, and the Common Stock Repurchase Plan may be suspended or discontinued at any time at our discretion. As of March 31, 2023, we have repurchased a total of 268,070 shares of our common stock on the open market under the Common Stock Repurchase Plan at an average price of $1.038 per share.

Purchase Date	Shares Purchased	Price Per Share	Total Cost
January 4, 2022	400	$1.060	$424
January 5, 2022	48,205	1.060	51,093
January 6, 2022	100,000	1.046	104,556
January 7, 2022	30,000	1.050	31,500
January 10, 2022	50,000	1.020	51,000
January 14, 2022	100	1.010	101
January 21, 2022	39,365	1.006	39,603
Total	268,070	$1.038	$278,277

Common stock grants under the 2018 Equity Incentive Plan

On March 2, 2022, the Compensation Committee approved a grant of 60,000 Common Shares to two employees of our Manager who also serve as directors of our company, a grant of 90,000 Common Shares to our company’s three independent directors, and a grant of 60,000 Common Shares to the chief financial officer of our company under the Equity Incentive Plan. The effective date of the grants was March 2, 2022. The Common Shares granted vested immediately and are unrestricted. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares vested immediately, the fair value of the grants, or $233,100, was recorded to share based compensation expense on our condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of our Common Shares on the effective date of the grant.

On November 22, 2022, the Compensation Committee approved a grant of 76,434 Common Shares to two employees of our Manager who also serve as directors of our company, a grant of 114,651 Common Shares to our company’s three independent directors, a grant of 76,433 Common Shares to the chief financial officer of our company, and a grant of 50,956 Common Shares to the vice president and senior accountant of our company under the Equity Incentive Plan. The effective date of the grants was November 22, 2022. The Common Shares granted vested immediately and are unrestricted. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares vested immediately, the fair value of the grants, or $250,000, was recorded to share based compensation expense on our condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of our Common Shares on the effective date of the grant.

Financing Activities

Mortgages payable

Our company financed its acquisitions of its investment properties through mortgages, as follows:

				Balance
				March 31,
	Monthly	Interest		2023	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2022
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Hanover Square (b)	$78,098	6.94%	December 2027	9,813,679	9,877,867
Ashley Plaza (c)	$52,795	3.75%	September 2029	10,856,618	10,930,370
Brookfield Center (d)	$22,876	3.90%	November 2029	4,639,969	4,663,206
Parkway Center (e)	$28,161	Variable	October 2026	4,956,301	4,992,427
Wells Fargo Facility (f)	$103,438	4.50%	June 2027	18,247,707	18,351,981
Total mortgages payable				$61,764,274	$62,065,851

Amounts presented do not reflect unamortized loan issuance costs.

(a)

The original mortgage loan for the Franklin Square Property matured on October 6, 2021. Effective on October 6, 2021, our company entered into a forbearance agreement with the current lender extending the maturity date for thirty days with a right to extend the maturity date for an additional thirty days. On November 8, 2021, we closed on a new loan in the principal amount of $13,250,000 which bears interest at a fixed rate of 3.808%, has a ten-year term, and matures on December 6, 2031.  In addition to the funds from the new loan, our company used $2,242,273 in cash on hand for closing costs and to repay the remaining balance of the original mortgage loan. Our company has guaranteed the payment and performance of the obligations of the new loan.  The new mortgage loan bears interest at a fixed rate of 3.808% and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a thirty-year amortization schedule.  Our company accounted for this refinancing transaction in accordance with debt extinguishment accounting in accordance with ASC 470.  The new mortgage includes covenants for our company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and to maintain liquid assets of no less than $1,000,000.  As of March 31, 2023 and December 31, 2022, respectively, our company believes that we are compliant with these covenants.

(b)

The mortgage loan for the Hanover Square Property bore interest at a fixed rate of 4.25% until January 1, 2023, when the interest rate adjusted to a fixed rate of 6.94%, which was determined by adding 3.00% to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25%. As a result of the interest rate change, as of February 1, 2023, the fixed monthly payment of $56,882 increased to $78,098 which includes interest at the fixed rate, and principal, based on a twenty-five -year amortization schedule.  The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 and (ii) maintain a loan-to-value of real estate ratio of 75%.  As of March 31, 2023 and December 31, 2022, respectively, our company believes that we are compliant with these covenants.

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

(e)

The mortgage loan for the Parkway Property bears interest at a variable rate based on LIBOR with a minimum rate of 2.25%.  The interest rate payable is the ICE LIBOR rate plus 225 basis points.  Under the terms of the mortgage, the interest rate payable each month shall not change by greater than 1% during any six-month period and 2% during any 12-month period.  As of March 31, 2023 and December 31, 2022, the rate in effect for the Parkway Property mortgage was 4.4806% and 4.3117%, respectively. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule.  On October 28, 2021, our company entered into the Interest Rate Protection Transaction to limit our exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property. Under this agreement, our interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%.  For the period from September 1, 2022 through March 31, 2023, LIBOR exceeded the 3%, and payments from the Interest Rate Protection Transaction reduced our company’s net interest expense.  Payments to our company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on our company’s condensed consolidated statements of operations for the three months ended March 31, 2023.  No such payments were received during the three months ended March 31, 2022 because the LIBOR rate in effect did not exceed the LIBOR cap.  The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.60 to 1.00 on an annual basis.  As of March 31, 2023 and December 31, 2022, respectively, our company believes that it is compliant with this covenant.

(f)

On June 13, 2022, our company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500.  The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property (see notes (g) and (h), below).  The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term.  The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five -year amortization schedule, is $103,438.  Our company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility.  The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis and a minimum debt yield of 9.5% on the Salisbury Marketplace, Lancer Center and Greenbrier Business Center properties, and to maintain liquid assets of not less than $1,500,000.  As of March 31, 2023 and December 31, 2022, our company believes that we are compliant with these covenants.

Our company refinanced the mortgage loan for the Lancer Center Property using proceeds from the Wells Fargo Mortgage Facility discussed above.  Our company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for the year ended December 31, 2022, recorded a loss on extinguishment of debt of $113,282.  The original mortgage loan for the Lancer Center Property bore interest at a fixed rate of 4.00%.  The monthly payment was $34,667 which includes interest at the fixed rate and principal, based on a twenty-five-year amortization schedule.

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

COVID-19 Impact

Since March 2020, our company’s investment properties have been significantly impacted by (i) measures taken by local, state and federal authorities to mitigate the impact of COVID-19, such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders and (ii) significant changes in consumer behavior and business and leisure travel patterns. While most of the measures have been relaxed by the respective governmental authorities, with the uncertainty resulting from the continued mutation of COVID-19 into new variants and the possibility of the re-imposition of mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders by some governmental authorities, and the possibility that changes in consumer behavior will continue and consumer demand for the goods and services of our retail tenants within our portfolio could continue to be significant in future periods.  These factors, as well as additional factors that our company may not currently be aware of, could materially negatively impact our company’s ability to collect rent and could lead to termination of leases by tenants, tenant bankruptcies, decreases in demand for retail space at our company’s properties, difficulties in accessing capital, impairment of our company’s long-lived assets and other impacts that could materially and adversely affect our company’s business, results of operations, financial condition, and ability to pay distributions to stockholders.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we have no off-balance sheet arrangements.

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

Upon the adoption of ASC No. 842, our company has elected the practical expedient permitting lessors to elect by class of underlying asset to not separate non-lease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC No. 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. Our company assessed the criteria above with respect to our operating leases and determined that they qualify for the non-separation practical expedient. As a result, we have accounted for and presented the revenues from these leases, including tenant reimbursements, as a single line item on our condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022.

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

Internal liquidity to fund operating needs are expected to be provided primarily by the rental receipts from our retail and flex center properties.

Cash Flows

At March 31, 2023, our consolidated cash and restricted cash on hand totaled $4,985,365 compared to consolidated cash on hand of $8,079,034 at March 31, 2022. Cash from operating activities, investing activities and financing activities for the three months ended March 31, 2023 are as follows:

Operating Activities

During the three months ended March 31, 2023 our cash provided by operating activities was $450,724 compared to cash provided by operating activities of $692,863 for the three months ended March 31, 2022, a decrease in cash provided by operating activities of $242,139.

Cash flows from operating activities has two components. The first component consists of net operating loss adjusted for non-cash operating activities. During the three months ended March 31, 2023, operating activities adjusted for non-cash items resulted in net cash used by operating activities of $817.  During the three months ended March 31, 2022, operating activities adjusted for non-cash items resulted in net cash provided in operating activities of $689,045.  The decrease of $689,862 in cash flows from operating activities for the three months ended March 31, 2023 was primarily a result of increased legal, accounting and other professional fees resulting from the exploration of strategic alternatives announced by our Board of Directors on March 10, 2023, of $307,209, and a decrease in operating income of $392,629 resulting from the sale of the Clemson Best Western Hotel on September 29, 2022.  For the three months ended March 31, 2022, the Clemson Best Western Hotel generated $392,629 in operating income.  Since our company sold the Clemson Best Western Hotel on September 29, 2022, no operating income was generated during the three months ended March 31, 2023.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations.  During the three months ended March 31, 2023, net changes in asset and liability accounts resulted in $451,541 in cash provided by operations. During the three months ended March 31, 2022, net changes in asset and liability accounts resulted in $3,818 in cash provided by operations. This increase of $447,723 in cash provided by operations resulting from changes in assets and liabilities is a result of increased changes in accounts payable and accrued liabilities of $310,905, and increased changes in other assets of $195,395, offset by decreased changes in unbilled rent of $34,053, and other receivables, net, of $24,524.

The net of (i) the $689,862 decrease in cash provided by operations from the first category and (ii) the $447,723 increase in cash provided by operations from the second category results in a total decrease in cash provided in operations of $242,139 for the three months ended March 31, 2023.

Investing Activities

During the three months ended March 31, 2023, our cash used in investing activities was $647,690, compared to cash used in investing activities of $366,059 during the three months ended March 31, 2022, an increase in cash used in investing activities of $281,631. During the three months ended March 31, 2023, cash used in investing activities consisted of $647,690 in capitalized expenditures, including $168,464 in building improvements, $11,323 in site improvements, $90,638 in capitalized leasing commissions, and $377,265 in capitalized tenant improvements.  During the three months ended March 31, 2022, cash used in investing activities consisted of $366,059 in capitalized expenditures, including $230,857 in building improvements, $78,921 in capitalized leasing commissions, and $56,281 in capitalized tenant improvements.

Financing Activities

During the three months ended March 31, 2023, our cash used in financing activities was $480,522 compared to cash provided by financing activities of $368,253 during the three months ended March 31, 2022, an increase in cash used in financing activities of $848,775.  During the three months ended March 31, 2023, cash used in financing activities consisted of $301,577 for mortgage debt principal payments and $178,945 for dividends and distributions.  During the three months ended March 31, 2022, financing activities generated $1,188,574 in net proceeds, after issuance costs, from common stock issuances under our SEPA, offset by cash used in financing activities, including dividends and distributions of $341,521, mortgage debt principal payments of $192,257 and repurchases of our company’s common stock of $286,543, including costs and fees.

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

The primary, non-operating liquidity need of our company is $179,719 to pay the dividends and distributions to common shareholders and operating partnership unit holders, and $100,000 to pay the dividends to holders of our mandatorily redeemable preferred stock that were declared on April 12, 2023 and payable April 28, 2023 to holders of record on April 25, 2023, and $780,584 in principal payments due on its mortgages payable during the remaining nine months ending December 31, 2023.  In addition to liquidity required to fund these principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. Our company plans to pay these obligations through a combination of cash on hand, potential dispositions and operating cash.

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

To meet these future liquidity needs, we have the following resources:

•	$3,048,100 in unrestricted cash as of March 31, 2023;
•	$1,937,265 held in lender reserves for the purposes of tenant improvements, leasing commissions, real estate taxes and insurance premiums;
•	Our $1,500,000 line of credit with Wells Fargo Bank, which, as of March 31, 2023, had a $0 balance;
●	Cash generated from operations during the nine months ending December 31, 2023, if any; and
•

Potential proceeds from issuances of common stock under our shelf registration or under the Standby Equity Purchase Agreement (see note 7 of the notes to the condensed consolidated financial statements), although there is no guarantee that any such issuances will be successful in raising additional funds.

Results of Operations

Three months ended March 31, 2023

Revenues

Total revenue was $2,460,976 for the three months ended March 31, 2023, consisting of $1,891,679 in revenues from retail center properties, and $569,297 from flex center properties. Total revenues for the three months ended March 31, 2023 decreased by $442,988 over the three months ended March 31, 2022, resulting from decreased hotel property revenues from the sale of our company’s Clemson Best Western Hotel Property on September 29, 2022, decreased flex center revenues from tenant turnovers in our Parkway Center and Greenbrier Business Center properties, offset by increased retail center revenues from new leasing activity at our Franklin Square property, and our company’s acquisition of the Salisbury Marketplace Property.

	For the three months ended
	March 31,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Revenues
Retail center properties	$1,891,679	$1,525,085	$366,594
Hotel property	—	765,489	(765,489)
Flex center properties	569,297	613,390	(44,093)
Total Revenues	$2,460,976	$2,903,964	$(442,988)

Revenues from retail center properties were $1,891,679 for the three months ended March 31, 2023, an increase of $366,594 over retail center property revenues for the three months ended March 31, 2022. Increased revenues of $239,734 from the acquisition of the Salisbury Marketplace Property, $127,669 from new leasing activity at our Franklin Square Property, and $8,078 from the Hanover Square Property, were offset by slightly decreased revenues of $5,016 from the Lancer Center Property and $3,871 from the Ashley Plaza Property.

	For the three months ended
	March 31,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Retail Center Properties
Franklin Square Property	$583,874	$456,205	$127,669
Hanover Square Property	331,437	323,359	8,078
Ashley Plaza Property	431,849	435,720	(3,871)
Lancer Center Property	304,785	309,801	(5,016)
Salisbury Property	239,734	—	239,734
	$1,891,679	$1,525,085	$366,594

Revenues from hotel properties were $0 for the three months ended March 31, 2023, a decrease of $765,489 from revenues from hotel properties for the three months ended March 31, 2022, due to the sale of Clemson Best Western Property on September 29, 2022.

	For the three months ended
	March 31,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Hotel Property
Clemson Best Western Property	$—	$765,489	$(765,489)
	$—	$765,489	$(765,489)

Revenues from the flex center properties were $569,297 for the three months ended March 31, 2023, a decrease of $44,093 over revenues from flex center properties for three months ended March 31, 2022 due to decreased revenues from the Greenbrier Business Center Property of $19,255 and the Parkway Property of $33,972, resulting from tenant turnovers in both properties, offset by increased revenues from the Brookfield Center Property of $9,134.

	For the three months ended
	March 31,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Flex Center Properties
Brookfield Center Property	$207,111	$197,977	$9,134
Greenbrier Business Center Property	180,246	199,501	(19,255)
Parkway Center Property	181,940	215,912	(33,972)
	$569,297	$613,390	$(44,093)

Operating Expenses

Total operating expenses were $2,801,692 for the three months ended March 31, 2023, consisting of $520,740 in expenses from retail center properties, $203,734 in expenses from the flex center properties, $767,078 in legal, accounting and other professional fees, $117,049 in corporate general and administrative expenses, a loss on impairment of $36,743, and $1,156,348 in depreciation and amortization.

	For the three months ended
	March 31,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Operating Expenses
Retail center properties (1)	$520,740	$457,916	$62,824
Hotel property	—	372,860	(372,860)
Flex center properties (2)	203,734	166,373	37,361
Total Investment Property Operating Expenses	724,474	997,149	(272,675)
Share based compensation expenses	—	233,100	(233,100)
Legal, accounting and other professional fees (3)	767,078	459,869	307,209
Corporate general and administrative expenses	117,049	80,706	36,343
Loss on impairment	36,743	36,670	73
Impairment of assets held for sale	—	175,671	(175,671)
Depreciation and amortization	1,156,348	1,155,197	1,151
Total Operating Expenses	$2,801,692	$3,138,362	$(336,670)
(1)	Includes $125 and $7,791 of bad debt expense for the three months ended March 31, 2023 and 2022, respectively.
(2)	Includes $26,997 and $4,992 of bad debt expense for the three months ended March 31, 2023 and 2022, respectively.
(3)	Includes $144,734 and $99,531 in expenses paid to the Consultant pursuant to the Consulting Agreement for the three months ended March 31, 2023 and 2022, respectively.

Operating expenses for retail center properties were $520,740 for the three months ended March 31, 2023, an increase of $62,824 over retail center property operating expenses for the three months ended March 31, 2022.  Increased operating expenses from the acquisition of the Salisbury Marketplace Property of $60,893, and from three of our existing properties, the Franklin Square Property, which increased by $3,440, the Ashley Plaza Property, which increased by $3,696, and the Hanover Square Property, which increased by $8,669, were offset by decreased operating expenses from the Lancer Center Property of $13,874.

	For the three months ended
	March 31,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Retail Center Properties
Franklin Square Property	$178,492	$175,052	$3,440
Hanover Square Property	89,153	80,484	8,669
Ashley Plaza Property	87,938	84,242	3,696
Lancer Center Property (1)	104,264	118,138	(13,874)
Salisbury Property	60,893	—	60,893
	$520,740	$457,916	$62,824
(1)	Includes bad debt expense of $125 and $7,791 for the March 31, 2023 and 2022, respectively.

Operating expenses for hotel properties were $0 for the three months ended March 31, 2023, a decrease of $372,860 from operating expenses from hotel properties for the three months ended March 31, 2022 resulting from the sale of the Clemson Best Western Property on September 29, 2022.

	For the three months ended
	March 31,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Hotel Property
Clemson Best Western Property	$—	$372,860	$(372,860)
	$—	$372,860	$(372,860)

Operating expenses from the flex center properties were $203,734 for the three months ended March 31, 2023, an increase of $37,361 over flex center property operating expenses for the three months ended March 31, 2022 due to increased operating expenses from the Greenbrier Business Center of $41,416 and the Brookfield Center Property of $1,038, offset by decreased operating expenses from the Parkway Property of $5,093.

	For the three months ended
	March 31,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Flex Center Properties
Brookfield Center Property	$60,851	$59,813	$1,038
Greenbrier Business Center Property (1)	85,192	43,776	41,416
Parkway Center Property (2)	57,691	62,784	(5,093)
	$203,734	$166,373	$37,361

(1)	Includes $24,463 and $0 of bad debt expense for the March 31, 2023 and 2022, respectively.
(2)	Includes $2,534 and $4,992 of bad debt expense for the March 31, 2023 and 2022, respectively.

Operating (Loss) Income

Operating loss for the three months ended March 31, 2023 was $340,716, an increase of $106,318 over the operating loss of $234,398 for the three months ended March 31, 2022.  This decrease was a result of (i) decreased investment property operating income of $170,313 primarily resulting from the sale of the Clemson Best Western Hotel on September 29, 2022, (ii) a slight increase in depreciation and amortization expenses of $1,151, (ii) slightly increased loss on impairment of $73, (iii) increased legal, accounting and other professional fees of $307,209, and (iv) increased corporate general and administrative expenses of $36,343.

Interest Expense

Interest expense was $864,052 and $841,424 for the March 31, 2023 and 2022, respectively, as follows:

	For the three months ended
	March 31,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Franklin Square	$133,233	$133,233	$—
Hanover Square	173,863	108,077	65,786
Ashley Plaza	106,490	108,505	(2,015)
Clemson Best Western	—	138,917	(138,917)
Brookfield Center	48,229	49,092	(863)
Lancer Center	—	70,902	(70,902)
Greenbrier Business Center	—	45,643	(45,643)
Parkway Center	30,672	33,132	(2,460)
Wells Fargo Mortgage Facility	212,761	—	212,761
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	158,804	153,923	4,881
Total interest expense	$864,052	$841,424	$22,628

Total interest expense for the three months ended March 31, 2023 increased by $22,628 over the three months ended March 31, 2022. This decrease was a result of (i) increased interest expense from the Wells Fargo Mortgage Facility, which refinanced the Lancer Center and Greenbrier Business Center mortgages payable, and financed the acquisition of the Salisbury Marketplace Property (net increase in interest expense of $96,216 for the four properties, combined), and (ii) increased amortization of preferred stock issuance costs of $4,881, offset by (i) decreased interest expense of $138,917 from the sale of the Clemson Best Western Property, (ii) slight decreases in interest expense for the Ashley Plaza mortgage of $2,015, and the Brookfield Center mortgage of $863.

Other (Loss) Income

During the three months ended March 31, 2023, other loss was $29,038, a decrease of $124,477 from other income of $95,439 for the three months ended March 31, 2022.  Other loss for the three months ended March 31, 2023 consisted of $39,868 in loss related to the fair value change of the interest rate caps, offset by interest income of $10,830.  Other income of $95,439 for the three months ended March 31, 2022 consisted of $91,042 related to the fair value change of the interest rate cap, $3,913 of miscellaneous income and $484 of interest income.

Net Loss

Net loss was $1,233,806 for the three months ended March 31, 2023, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $1,221,295. Net loss was $980,383 for the three months ended March 31, 2022, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $989,284, for the three months ended March 31, 2022.

Net loss for the three months ended March 31, 2023 increased by $253,423 over the three months ended March 31, 2022, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders for the three months ended March 31, 2023 increased by $232,011 over the three months ended March 31, 2022.

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

Below is our company’s FFO, which is a non-GAAP measurement, for the three months ended March 31, 2023 and 2022:

	For the three months ended
	March 31,
	2023	2022
Net loss	$(1,233,806)	(980,383)
Depreciation of tangible real property assets (1)	674,398	602,845
Depreciation of tenant improvements (2)	205,153	148,924
Amortization of leasing commissions (3)	31,930	19,791
Amortization of intangible assets (4)	244,867	383,637
Loss on impairment (5)	36,743	36,670
Impairment of assets held for sale (5)	—	175,671
Funds from operations	$(40,715)	$387,155
(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.
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

Total AFFO for the three months ended March 31, 2023 and 2022 was as follows:

	For the three months ended
	March 31,
	2023	2022
Funds from operations	$(40,715)	$387,155
Amortization of above market leases (1)	27,343	69,583
Amortization of below market leases (2)	(100,361)	(95,617)
Straight line rent (3)	(48,899)	(14,921)
Capital expenditures (4)	(647,690)	(366,059)
(Increase) decrease in fair value of interest rate cap (5)	39,868	(91,042)
Amortization of loan issuance costs (6)	26,990	28,118
Amortization of preferred stock discount and offering costs (7)	58,804	53,923
Share-based compensation (8)	—	233,100
Bad debt expense (9)	27,122	12,783
Adjusted funds from operations (AFFO)	$(657,538)	$217,023
(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets.
(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities.
(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the retail center properties and flex center properties.
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

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report. Based on the foregoing, our principal executive officer and principal financial officer have concluded, as of March 31, 2023, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our principal executive officer and principal financial officer, evaluated, as of March 31, 2023, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting, as of March 31, 2023, were effective.

This Quarterly Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Quarterly Report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

On December 21, 2021, the Board authorized a share repurchase program whereby we may repurchase up to 500,000 shares of our common stock for a maximum price of $4.80 per share. As of December 31, 2022, the Company had repurchased 268,070 shares of our common stock at a total cost of $278,277 and an average price of $1.038 per share. During the three months ended March 31, 2023, the Company did not make any share repurchases.

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

3.3	First Articles of Amendment to Articles of Incorporation of Medalist Diversified REIT, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 3, 2023).
3.4

Second Articles of Amendment to Articles of Incorporation of Medalist Diversified REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 3, 2023).

3.5	Bylaws of Medalist Diversified REIT, Inc. *
4.1	Form of Certificate of Common Stock. *
4.2	Form of Certificate of Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020)
4.3	Description of Medalist Diversified REIT, Inc.’s Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 10, 2023).
10.1

Letter Agreement, dated March 10, 2023, by and among Medalist Diversified REIT, Inc., Medalist Diversified Holdings, L.P. and Medalist Fund Manager, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on March 10, 2023).

10.2

First Amendment to Consulting Agreement, dated as of March 10, 2023, by and between Medalist Diversified REIT, Inc. and Gunston Consulting, LLC (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 10, 2023).

10.3

Change in Control Agreement, dated as of March 10, 2023, by and among Medalist Diversified REIT, Inc., Gunston Consulting, LLC and Colin Elliott (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on March 10, 2023).

10.4

First Amendment, dated as of May 2, 2023, to Revolving Line of Credit Note by and between MDR Greenbrier, LLC, MDR Lancer, LLC, MDR Salisbury, LLC, Wells Fargo Bank, National Association, and Medalist Diversified REIT, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2023).

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Labels Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

†Filed herewith.

* Previously filed with the Amendment to the Registrant’s Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on October 5, 2018.

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALIST DIVERSIFIED REIT, INC.

ay
Date: May 11, 2023

	By:	/s/ Thomas E. Messier
Thomas E. Messier

Chief Executive Officer and Chairman of the Board
(principal executive officer)

	By:	/s/ C. Brent Winn
C. Brent Winn

Chief Financial Officer
(principal accounting officer and principal financial officer)