Form 10-Q
period 2023-06-30
Medalist Diversified REIT, Inc.
filed 2023-08-09
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no: 001-38719

MEDALIST DIVERSIFIED REIT, INC.

Maryland	47-5201540
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Post Office Box 8436

Richmond, VA 23226

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (804) 338-7708

1051 E. Cary Street Suite 601

James Center Three

Richmond, VA, 23219

(Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding at August 9, 2023 was 2,218,810.

Medalist Diversified REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2023

PART I.FINANCIAL INFORMATION

Item 1.   Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investment properties, net	$75,495,791	$76,514,952
Cash	2,771,149	3,922,136
Restricted cash	2,036,550	1,740,717
Rent and other receivables, net of allowance of $79,330 and $47,109, as of June 30, 2023 and December 31, 2022, respectively	181,996	402,434
Unbilled rent	1,087,177	1,022,153
Intangible assets, net	3,196,084	3,748,706
Other assets	555,031	564,306
Total Assets	$85,323,778	$87,915,404

LIABILITIES
Accounts payable and accrued liabilities	$1,705,151	$1,198,072
Intangible liabilities, net	2,035,358	2,234,113
Mortgages payable, net	60,796,783	61,340,259
Mandatorily redeemable preferred stock, net	4,569,416	4,450,521
Total Liabilities	$69,106,708	$69,222,965

EQUITY
Common stock, 2,218,810 and 2,219,803 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	$22,188	$22,198
Additional paid-in capital	51,514,209	51,519,198
Offering costs	(3,350,946)	(3,350,946)
Accumulated deficit	(33,392,373)	(30,939,020)
Total Stockholders' Equity	14,793,078	17,251,430
Noncontrolling interests - Hanover Square Property	110,169	127,426
Noncontrolling interests - Parkway Property	478,567	470,685
Noncontrolling interests - Operating Partnership	835,256	842,898
Total Equity	$16,217,070	$18,692,439
Total Liabilities and Equity	$85,323,778	$87,915,404

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

REVENUE
Retail center property revenues	$1,903,769	$1,623,207	$3,795,448	$3,148,292
Flex center property revenues	612,132	609,843	1,181,429	1,223,233
Hotel property room revenues	—	356,076	—	1,118,276
Hotel property other revenues	—	6,775	—	10,064
Total Revenue	$2,515,901	$2,595,901	$4,976,877	$5,499,865

OPERATING EXPENSES
Retail center property operating expenses	$525,333	$442,047	$1,045,948	$892,172
Flex center property operating expenses	178,164	160,670	354,901	322,051
Hotel property operating expenses	—	339,943	—	712,803
Bad debt expense	17,077	163	44,199	12,946
Share based compensation expenses	—	—	—	233,100
Legal, accounting and other professional fees	617,047	368,546	1,384,125	828,415
Corporate general and administrative expenses	85,170	155,509	202,219	236,215
Loss on impairment	14,116	—	50,859	36,670
Impairment of assets held for sale	—	—	—	175,671
Depreciation and amortization	1,153,250	1,122,455	2,309,598	2,277,652
Total Operating Expenses	2,590,157	2,589,333	5,391,849	5,727,695
Loss on extinguishment of debt	—	169,675	—	169,675
Operating loss	(74,256)	(163,107)	(414,972)	(397,505)
Interest expense	848,408	874,156	1,712,460	1,715,580
Net Loss from Operations	(922,664)	(1,037,263)	(2,127,432)	(2,113,085)
Other income	60,765	29,324	31,727	124,763
Net Loss	(861,899)	(1,007,939)	(2,095,705)	(1,988,322)
Less: Net (loss) income attributable to Hanover Square Property noncontrolling interests	(16)	7,272	(1,257)	6,953
Less: Net income attributable to Parkway Property noncontrolling interests	16,249	4,052	7,882	14,245
Less: Net loss attributable to Operating Partnership noncontrolling interests	(468)	(4,376)	(3,371)	(5,349)
Net Loss Attributable to Medalist Common Shareholders	$(877,664)	$(1,014,887)	$(2,098,959)	$(2,004,171)

Loss per share from operations - basic and diluted	$(0.40)	$(0.47)	$(0.95)	$(0.96)

Weighted-average number of shares - basic and diluted	2,219,173	2,179,993	2,219,488	2,092,314

Dividends paid per common share	$0.08	$0.16	$0.16	$0.34

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the six months ended June 30, 2023 and 2022

(Unaudited)

	For the six months ended June 30, 2023
	Common Stock						Noncontrolling Interests
			Additional	Offering	Accumulated	Shareholders’	Hanover Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2023	2,219,803	$22,198	$51,519,198	$(3,350,946)	$(30,939,020)	$17,251,430	$127,426	$470,685	$842,898	$18,692,439

Retire fractional shares resulting from reverse stock split	(993)	$(10)	$(4,989)	$—	$—	$(4,999)	$—	$—	$—	$(4,999)
Net (loss) income	—	—	—	—	(2,098,959)	(2,098,959)	(1,257)	7,882	(3,371)	(2,095,705)
Dividends and distributions	—	—	—	—	(354,394)	(354,394)	(16,000)	—	(4,271)	(374,665)

Balance, June 30, 2023	2,218,810	$22,188	$51,514,209	$(3,350,946)	$(33,392,373)	$14,793,078	$110,169	$478,567	$835,256	$16,217,070

	For the six months ended June 30, 2022
	Common Stock						Noncontrolling Interests
			Additional	Offering	Accumulated	Shareholders’	Hanover Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2022	2,006,577	$20,065	$49,785,887	$(3,350,946)	$(24,981,346)	$21,473,660	$146,603	$500,209	$877,917	$22,998,389

Common stock issuances	180,676	$1,807	$1,537,080	$—	$—	$1,538,887	$—	$—	$—	$1,538,887
Common stock repurchases	(33,509)	(335)	(286,208)	—	—	(286,543)	—	—	—	(286,543)
Share based compensation	26,250	263	232,837	—	—	233,100	—	—	—	233,100
Net (loss) income	—	—	—	—	(2,004,171)	(2,004,171)	6,953	14,245	(5,349)	(1,988,322)
Dividends and distributions	—	—	—	—	(665,249)	(665,249)	(16,400)	(39,600)	(8,541)	(729,790)

Balance, June 30, 2022	2,179,994	$21,800	$51,269,596	$(3,350,946)	$(27,650,766)	$20,289,684	$137,156	$474,854	$864,027	$21,765,721

	For the three months ended June 30, 2023
	Common Stock						Noncontrolling Interests
			Additional	Offering	Accumulated	Shareholders’	Hanover Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, April 1, 2023	2,219,803	$22,198	$51,519,198	$(3,350,946)	$(32,337,125)	$15,853,325	$126,185	$462,318	$837,860	$17,279,688

Retire fractional shares resulting from reverse stock split	(993)	$(10)	$(4,989)	$—	$—	$(4,999)	$—	$—	$—	$(4,999)
Net (loss) income	—	—	—	—	(877,664)	(877,664)	(16)	16,249	(468)	(861,899)
Dividends and distributions	—	—	—	—	(177,584)	(177,584)	(16,000)	—	(2,136)	(195,720)

Balance, June 30, 2023	2,218,810	$22,188	$51,514,209	$(3,350,946)	$(33,392,373)	$14,793,078	$110,169	$478,567	$835,256	$16,217,070

	For the three months ended June 30, 2022
	Common Stock						Noncontrolling Interests
			Additional	Offering	Accumulated	Shareholders’	Hanover Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, April 1, 2022	2,139,277	$21,393	$50,919,690	$(3,350,946)	$(26,287,080)	$21,303,057	$136,284	$499,602	$872,673	$22,811,616

Common stock issuances	40,717	$407	$349,906	$—	$—	$350,313	$—	$—	$—	$350,313
Net (loss) income	—	—	—	—	(1,014,887)	(1,014,887)	7,272	4,052	(4,376)	(1,007,939)
Dividends and distributions	—	—	—	—	(348,799)	(348,799)	(6,400)	(28,800)	(4,270)	(388,269)

Balance, June 30, 2022	2,179,994	$21,800	$51,269,596	$(3,350,946)	$(27,650,766)	$20,289,684	$137,156	$474,854	$864,027	$21,765,721

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(2,095,705)	$(1,988,322)

Adjustments to reconcile consolidated net loss to net cash flows from operating activities
Depreciation	1,835,592	1,564,144
Amortization	474,006	713,508
Loan cost amortization	53,978	53,617
Mandatorily redeemable preferred stock issuance cost and discount amortization	118,895	109,027
Above (below) market lease amortization, net	(147,035)	(64,251)
Bad debt expense	44,199	12,946
Share-based compensation	—	233,100
Impairment of assets held for sale	—	175,671
Loss on impairment	50,859	36,670
Loss on extinguishment of debt	—	169,675

Changes in assets and liabilities
Rent and other receivables, net	176,239	169,139
Unbilled rent	(74,459)	(58,375)
Other assets	9,275	(199,905)
Accounts payable and accrued liabilities	417,079	647,128
Net cash flows from operating activities	862,923	1,573,772

CASH FLOWS FROM INVESTING ACTIVITIES

Investment property acquisitions	—	(10,279,714)
Capital expenditures	(740,959)	(492,704)
Net cash flows from investing activities	(740,959)	(10,772,418)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(374,665)	(729,790)
Proceeds from mortgages payable, net	—	18,477,304
Repayment of mortgages payable	(597,454)	(11,407,226)
Proceeds from sales of common stock, net of capitalized offering costs	—	1,538,887
Repurchases of common stock, including costs and fees	—	(286,543)
Retire fractional shares resulting from reverse stock split	(4,999)	—
Net cash flows from financing activities	(977,118)	7,592,632

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(855,154)	(1,606,014)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	5,662,853	7,383,977
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$4,807,699	$5,777,963

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	2,771,149	2,480,925
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in condensed consolidated balance sheets	2,036,550	3,297,038
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statements of cash flows	$4,807,699	$5,777,963

Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid	$1,556,699	$1,515,037

Non-cash transactions:
Capital expenditures accrued as of June 30, 2023	$90,000	$—

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.      Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of June 30, 2023, the REIT, through the Operating Partnership, owned and operated eight properties, including the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), the Shops at Hanover Square North, a 73,440 square foot retail property located in Mechanicsville, Virginia (the “Hanover Square Property”), the Ashley Plaza Shopping Center, a 164,012 square foot retail property located in Goldsboro, North Carolina (the “Ashley Plaza Property”), Brookfield Center, a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina (the “Brookfield Center Property”), the Lancer Center, a 181,590 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), the Greenbrier Business Center, an 89,280 square foot mixed-use industrial/office property located in Chesapeake, Virginia (the “Greenbrier Business Center Property”), the Parkway Property, a 64,109 square foot mixed-use industrial office property located in Virginia Beach, Virginia (the “Parkway Property”) and the Salisbury Marketplace Shopping Center, a 79,732 square foot retail property located in Salisbury, North Carolina (the “Salisbury Marketplace Property”). The Company owns 84% of the Hanover Square Property as a tenant in common with a noncontrolling owner which owns the remaining 16% interest and 82% of the Parkway Property as a tenant in common with a noncontrolling owner which owns the remaining 18% interest.

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

The Company was formed to acquire, reposition, renovate, lease and manage income-producing properties, with a primary focus on (i) commercial properties, including flex-industrial, limited-service hotels, and retail properties, and (ii) multi-family residential properties in secondary and tertiary markets in the southeastern part of the United States, with an expected concentration in Virginia, North Carolina, South Carolina, Georgia, Florida and Alabama. The Company may also pursue, in an opportunistic manner, other real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, indirect investments in real property, such as those that may be obtained in a joint venture. While these types of investments are not intended to be a primary focus, the Company may make such investments at the discretion of the Company’s Board of Directors (the “Board”).

As of June 30, 2023, the Company was externally managed by Medalist Fund Manager, Inc. (the “Manager”).  On July 18, 2023, the Company and the Manager entered into an agreement (the “Termination Agreement”) terminating that certain Management Agreement, dated as of March 15, 2016, among the Company, the Operating Partnership and the Manager, as amended (the “Management Agreement”).  (See Note 9, Related Party Transactions and Note 11, Subsequent Events, below).  Until the termination of the Management Agreement, the Manager made all investment decisions for the Company, which were approved by the Board’s Acquisition Committee.  In addition, until the termination of the Management Agreement, the Manager oversaw the Company’s overall business and affairs and had broad discretion to make operating decisions on behalf of the Company.  After the termination of the Management Agreement, the Company is managed by internal management directed by the Board.  The Company’s stockholders are not involved in its day-to-day affairs.

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

Other than the tenant-specific losses on impairment and the impairment of assets held for sale described below, the Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the three and six months ended June 30, 2023 and 2022, that would result in the projected value being below the carrying value of the Company’s properties.

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

As of March 31, 2022, the Company determined that the carrying value of the asset group associated with the Clemson Best Western Hotel Property exceeded its fair value, less estimated costs to sell, and recorded impairment of assets held for sale of $175,671 on its condensed consolidated statement of operations for the six months ended June 30, 2022.  No such impairment of assets held for sale was recorded during the three and six months ended June 30, 2023.

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

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually. During the three months ended June 30, 2023, the Company agreed to allow a tenant to terminate its lease early.  During the six months ended June 30, 2023, a tenant defaulted on its lease and abandoned its premises. The Company determined that the carrying value of the intangible assets and liabilities, net, associated with these leases that were recorded as part of the purchase of these properties should be written off.  As a result, for the three months ended June 30, 2023, the Company recorded a loss on impairment related to intangible assets of $5,873, and for the six months ended June 30, 2023, the Company recorded a loss on impairment related to intangible assets of $41,424.  These amounts are included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2023.  In addition, during the three and six months ended June 30, 2023, the Company wrote off $1,192 and $9,435 in unbilled rent related to the early-terminating tenant, which is also recorded as a loss on impairment on the Company’s condensed consolidated statements of operations.  During the six months ended June 30, 2022, two tenants defaulted on their leases and abandoned their premises. The Company determined that the carrying value of the intangible assets and liabilities, net, associated with these leases of $36,670 that were recorded as part of the purchase of these properties should be written off. This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2022.  No such loss on impairment was recorded during the three months ended June 30, 2022.

Details of the deferred costs, net of amortization, arising from the Company’s purchases of its retail center properties and flex center properties are as follows:

	June 30, 2023
	(unaudited)	December 31, 2022
Intangible Assets, net
Leasing commissions	$1,019,381	$1,135,421
Legal and marketing costs	135,501	169,437
Above market leases	151,461	209,860
Net leasehold asset	1,889,741	2,233,988
	$3,196,084	$3,748,706

Intangible Liabilities, net
Below market leases	$(2,035,358)	$(2,234,113)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the three and six months ended June 30, 2023 and 2022, respectively, were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amortization of above market leases	$(24,377)	$(55,943)	$(51,720)	$(125,526)
Amortization of below market leases	98,394	94,160	198,755	189,777
	$74,017	$38,217	$147,035	$64,251

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the three and six months ended June 30, 2023 and 2022, respectively, were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Leasing commissions	$(55,170)	$(59,417)	$(111,788)	$(122,449)
Legal and marketing costs	(15,456)	(14,908)	(31,661)	(29,467)
Net leasehold asset	(158,513)	(255,546)	(330,557)	(561,592)
	$(229,139)	$(329,871)	$(474,006)	$(713,508)

As of June 30, 2023 and December 31, 2022, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $2,283,791 and $2,198,049, respectively. During the three and six months ended June 30, 2023, the Company wrote off $93,604 and $366,856, respectively, in accumulated amortization related to fully amortized intangible assets and $0 and $21,407, respectively, in accumulated amortization related to the write off of intangible assets related to the tenant defaults, discussed above.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the
	remaining six
	months ending
	December 31,
	2023	2024	2025	2026	2027	2028-2042	Total
Intangible Assets
Leasing commissions	$104,932	$171,601	$145,550	$107,312	$88,394	$401,592	$1,019,381
Legal and marketing costs	28,508	38,900	24,004	13,160	7,917	23,012	135,501
Above market leases	42,311	42,858	21,526	15,629	14,543	14,594	151,461
Net leasehold asset	285,319	394,874	295,851	199,466	153,142	561,089	1,889,741
	$461,070	$648,233	$486,931	$335,567	$263,996	$1,000,287	$3,196,084

Intangible Liabilities
Below market leases, net	$(170,047)	$(285,892)	$(213,348)	$(178,776)	$(161,866)	$(1,025,429)	$(2,035,358)

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three and six months ended June 30, 2023 and 2022, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Company ("FDIC") up to $250,000. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions’ credit worthiness in conjunction with balances on deposit to minimize risk.  As of June 30, 2023, the Company held one cash account at a financial institution with a balance that exceeded the FDIC limit by $1,161,727. As of December 31, 2022, the Company held two cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $2,613,789.

Restricted cash represents (i) amounts held by the Company for tenant security deposits, (ii) escrow deposits held by lenders for real estate tax, insurance, and operating reserves, (iii) an escrow for the first year of dividends on the Company’s mandatorily redeemable preferred stock, and (iv) capital reserves held by lenders for investment property capital improvements.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of June 30, 2023 and December 31, 2022, the Company reported $267,587 and $267,854, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and other operating reserves. As of June 30, 2023 and December 31, 2022, the Company reported $834,416 and $579,785, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions and tenant improvements. As of June 30, 2023 and December 31, 2022, the Company reported $934,547 and $893,078, respectively, in capital property reserves.

	June 30, 2023	December 31,
Property and Purpose of Reserve	(unaudited)	2022

Franklin Square Property - leasing costs	$865,220	$845,765
Brookfield Center Property - maintenance and leasing cost reserve	69,327	47,313
Total	$934,547	$893,078

Share Retirement

ASC 505-30-30-8 provides guidance on accounting for share retirement and establishes two alternative methods for accounting for the repurchase price paid in excess of par value.  The Company has elected the method by which the excess between par value and the repurchase price, including costs and fees, is recorded to additional paid in capital on the Company’s condensed consolidated balance sheets.  During the six months ended June 30, 2022, the Company repurchased 33,509 shares of common stock, $0.01 par value per share (“Common Shares”) at a total cost of $278,277 at an average price of $8.30 per Common Share (Common Shares and average price adjusted for the Company’s Reverse Stock Split (as defined below)).  The Company incurred fees of $8,266 associated with these transactions.  Of the total repurchase price, $335 was recorded to Common Shares and the difference, $286,208, was recorded to additional paid in capital on the Company’s condensed consolidated balance sheet.  No such amounts were recorded during the three months ended June 30, 2022 or during the three and six months ended June 30, 2023.

Revenue Recognition

Retail and Flex Center Property Revenues

The Company recognizes minimum rents from its retail center properties and flex center properties on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the condensed consolidated balance sheets. As of June 30, 2023 and December 31, 2022, the Company reported $1,087,177 and $1,022,153, respectively, in unbilled rent. During the three and six months ended June 30, 2023, the Company recorded a loss on impairment of $8,242 and $8,242, respectively, related to previously recognized straight-line rent related to a defaulting tenant’s lease.  No such loss on impairment related to straight-line rent was recorded during the three and six months ended June 30, 2022.

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

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final. Since these differences are determined annually under the leases and accrued as of December 31 in the year earned, no such revenues were recognized during the three and six months ended June 30, 2023 and 2022.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the three and six months ended June 30, 2023 and 2022, respectively, no such termination costs were recognized.

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

Hotel Property Operating Expenses

All personnel of the Clemson Best Western Property were directly or indirectly employees of Marshall Hotels and Resorts, Inc. (“Marshall”), the Company’s hotel management firm. In addition to fees and services discussed above, the Clemson Best Western Property reimbursed Marshall for all employee related service costs, including payroll salaries and wages, payroll taxes and other employee benefits paid by Marshall on its behalf.  The total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the three and six months ended June 30, 2023 were $0 and $0, respectively, and for the three and six months ended June 30, 2022 were $139,876 and $271,815, respectively.

Rent and other receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of

June 30, 2023 and December 31, 2022, the Company’s allowance for uncollectible rent totaled $79,330 and $47,109, respectively, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables.  Management determined that no additional general reserve is considered necessary as of June 30, 2023 and December 31, 2022, respectively.

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

During the three and six months ended June 30, 2022, the Company's Clemson Best Western TRS entity generated a taxable loss, so no income tax was recorded.  During the three and six months ended June 30, 2023, the Company no longer owned the Clemson Best Western Hotel Property.

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

The first noncontrolling interest is in the Hanover Square Property in which the Company owns an 84% tenancy in common interest through its subsidiary and an outside party owns a 16% tenancy in common interest. The Hanover Square Property’s net (loss) income is allocated to the noncontrolling ownership interest based on its 16% ownership. During the three and six months ended June 30, 2023, 16% of the Hanover Square Property’s net loss of $102 and $7,857, respectively, or $16 and $1,257, respectively, was allocated to the noncontrolling ownership interest. During the three and six months ended June 30, 2022, 16% of the Hanover Square Property’s net income of $45,451 or $43,459, respectively, or $7,272 and $6,953, respectively, was allocated to the noncontrolling ownership interest.

The second noncontrolling interest is in the Parkway Property in which the Company owns an 82% tenancy in common interest through its subsidiary and an outside party owns an 18% tenancy in common interest. The Parkway Property’s net income is allocated to the noncontrolling ownership interest based on its 18% ownership. During the three and six months ended June 30, 2023, 18% of the Parkway Property's net income of $90,272 or $43,790, respectively, or $16,249 and $7,882, respectively was allocated to the noncontrolling ownership interest.  During the three and six months ended June 30, 2022, 18% of the Parkway Property’s net income of $22,513 and $79,137, respectively, or $4,052 and $14,245, respectively, was allocated to the noncontrolling ownership interest.

The third noncontrolling ownership interest is the common units of the Operating Partnership (the “Operating Partnership Units”) that are not held by the REIT. In 2017, 15,625 Operating Partnership Units were issued to members of the selling limited liability company which owned the Hampton Inn Property who elected to participate in a 721 exchange, which allows the exchange of interests in real property for shares in a real estate investment trust. These members of the selling limited liability company invested $1,175,000 in the Operating Partnership in exchange for 15,625 Operating Partnership Units. Additionally, as discussed above, effective on January 1, 2020, 11,731 Operating Partnership Units were issued in exchange for approximately 3.45% of the noncontrolling owner’s tenant in common interest in the Hampton Inn Property. On August 31, 2020, a holder of Operating Partnership Units converted 665 Operating Partnership Units into Common Shares. As of June 30, 2023 and December 31, 2022 there were 26,691 Operating Partnership Units outstanding. Outstanding Operating Partnership Units have been adjusted for the Reverse Stock Split (as defined below).  (See note 7, below).

The Operating Partnership Units not held by the REIT represent 1.19% of the outstanding Operating Partnership Units as of June 30, 2023 and December 31, 2022.  The noncontrolling interest percentage is calculated at any point in time by dividing the number of Operating Partnership Units not owned by the Company by the total number of Operating Partnership Units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships Units are issued or as Operating Partnership Units are exchanged for the Company’s $0.01 par value per share Common Shares. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net loss is allocated to the noncontrolling Operating Partnership Unit holders based on their ownership interest.

During the three and six months ended June 30, 2023, a weighted average of 1.19% and 1.19% of the Operating Partnership’s net loss of $39,346 and $283,335, respectively, or $468 and $3,371, respectively was allocated to the noncontrolling unit holders.  During the three and six months ended June 30, 2022, a weighted average of 1.21% and 1.22% of the Operating Partnership’s net loss of $361,666 and $437,548, respectively, or $4,376 and $5,349, respectively, was allocated to the noncontrolling Operating Partnership Unit holders.

Reclassifications

All per share amounts, Common Shares outstanding, Operating Partnership Units outstanding, and stock-based compensation amounts for all periods presented reflect our one-for-eight reverse stock split (the “Reverse Stock Split”), which was effective May 3, 2023.

Recent Accounting Pronouncements

Since its initial public offering, the Company elected to be classified as an emerging growth company in its periodic reporting to the U.S. Securities and Exchange Commission (the “SEC”), and accordingly followed the private company implementation dates for new accounting pronouncements.  Effective for the three and six months ended June 30, 2023, the Company is no longer classified as an emerging growth company but has retained its classification as a smaller reporting company and therefore follows implementation dates applicable to smaller reporting companies with respect to new accounting pronouncements. In addition, the Company has elected to follow scaled disclosure requirements applicable to smaller reporting companies.

Recently Adopted Accounting Pronouncements

Accounting for Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842).  The amendments in this update govern a number of areas including, but not limited to, accounting for leases, replacing the previous guidance in ASC No. 840, Leases.  Under this standard, among other changes in practice, a lessee’s rights and obligations under most leases, including existing and new arrangements, must be recognized as assets and liabilities, respectively, on the balance sheets.  Other significant provisions of this standard include (i) defining the “lease term” to include the non-cancelable period together with periods for which there is a significant economic incentive for the lessee to extend or not terminate the lease; (ii) defining the initial lease liability to be recorded on the balance sheets to contemplate only those variable lease payments that depend on an index or that are in substance “fixed,” (iii) a dual approach for determining whether lease expense is recognized on a straight-line or accelerated basis, depending on whether the lessee is expected to consume more than an insignificant portion of the leased asset’s economic benefits and (iv) a requirement to bifurcate certain lease and non-lease components.  The lease standard was effective for public companies for fiscal years beginning after December 15, 2018 (including interim periods within those fiscal years) and for private companies, fiscal years beginning after December 15, 2019, with early adoption permitted. The FASB subsequently deferred the effective date of ASU 2016-02 for private companies by one year, to fiscal years beginning after December 15, 2020, to provide those companies with additional time to address various implementation challenges and complexities. In June 2020, the FASB further deferred the effective date due to the effects on private companies from business and capital market disruptions caused by the novel coronavirus (“COVID-19”) pandemic.  Following those deferrals, ASU 2016-02 became effective for private companies for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. The Company adopted the standard effective on January 1, 2022 using the modified retrospective approach within ASU 2018-11, which allows for the application date to be the beginning of the reporting period in which the entity first applies the new standard. The Company historically has not been and is not currently a “lessee” under any lease agreements, and thus did not have any arrangements requiring the recognition of lease assets or liabilities on its balance sheet.

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

Effects of Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The London Interbank Offered Rate (LIBOR), which has been widely used as a reference interest rate in debt agreements and other contracts, was effectively discontinued for new contracts as of December 31, 2021, and its publication for existing contracts was discontinued as of June 30, 2023. Financial market regulators in certain jurisdictions throughout the world undertook reference rate reform initiatives to guide the transition and modification of debt agreements and other contracts that are based on LIBOR to the successor reference rate designated to replace it. ASU 2020-04 was issued to provide companies impacted by these changes with the opportunity to elect certain expedients and exceptions that are intended to ease the potential burden of accounting for or recognizing the effects of reference rate reform on financial reporting.  Under ASU 2020-04, companies were permitted to elect to use the expedients and exceptions provided therein for any reference rate contract modifications that occurred in reporting periods that encompassed the timeline from March 12, 2020 to December 31, 2022. The FASB subsequently issued ASU 2022-06, Reference Rate Reform (Topic 848):  Deferral of the Sunset of Topic 848, to extend that timeline from December 31, 2022 to December 31, 2024.  The Company’s Parkway Property is financed by a mortgage loan with a corresponding interest rate protection agreement which both used USD LIBOR as the reference interest rate (see Note 5, below).  The mortgage loan matures on November 1, 2031, and the interest rate protection agreement expires on December 1, 2026.  Effective July 1, 2023, the mortgage loan on the Parkway Property and the interest rate protection agreement were modified to replace the USD LIBOR reference rate with the corresponding Secured Overnight Financing Rate (see Note 5, below).  The Company elected to apply the expedients and exceptions provided in ASU 2020-04 to these changes.  The Company elected to account for the incorporation of the corresponding Secured Overnight Financing Rate as the replacement reference rate prospectively without requiring contract modification accounting or reassessment of the effectiveness of the interest rate protection transaction.  The reference rate changes and the application of the expedients in ASU 2020-04 will not have a material impact on the Company’s condensed consolidated financial statements.

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

3.      Investment Properties

Investment properties consist of the following:

	June 30, 2023	December 31,
	(unaudited)	2022
Land	$16,526,436	$16,526,436
Site improvements	4,731,249	4,719,926
Buildings and improvements (1)	65,333,780	64,669,498
Investment properties at cost (2)	86,591,465	85,915,860
Less accumulated depreciation	11,095,674	9,400,908
Investment properties, net	$75,495,791	$76,514,952
(1)	Includes tenant improvements (both those acquired as part of the acquisition of the properties and those constructed after the properties’ acquisition), capitalized leasing commissions and other capital costs incurred post-acquisition.
(2)	Excludes intangible assets and liabilities (see Note 2, above, for a discussion of the Company’s accounting treatment of intangible assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $924,111 and $1,835,592 for the three and six months ended June 30, 2023, respectively, and $792,584 and $1,564,144 for the three and six months ended June 30, 2022, respectively.

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

The Company generally records depreciation of capitalized tenant improvements on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	June 30,
	2023	December 31,
	(unaudited)	2022
Capitalized tenant improvements – acquisition cost allocation, net	$2,831,383	$3,178,534
Capitalized tenant improvements incurred subsequent to acquisition, net	753,914	338,836

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $165,607 and $338,495 for the three and six months ended June 30, 2023, respectively, and $129,174 and $256,450 for the three and six months ended June 30, 2022, respectively.  Additionally, the Company wrote off capitalized tenant improvements of $8,656 associated with the tenant that abandoned its premises during the six months ended June 30, 2023.  No such write offs were recorded during the three months ended June 30, 2023, or for the three and six months ended June 30, 2022.

During the three and six months ended June 30, 2023, the Company recorded $112,374 and $489,639, respectively, in capitalized tenant improvements.  During the three and six months ended June 30, 2022, the Company recorded $5,802 and $62,083, respectively, in capitalized tenant improvements.

Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $42,296 and $74,561 for the three and six months ended June 30, 2023, respectively and $22,348 and $43,996 for the three and six months ended June 30, 2022, respectively.

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

The Company generally records depreciation of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	June 30, 2023	December 31,
	(unaudited)	2022
Capitalized leasing commissions, net	$626,731	$555,956

During the three and six months ended June 30, 2023, the Company recorded $53,438 and $144,075, respectively, in capitalized leasing commissions. During three and six months ended June 30, 2022, the Company recorded $120,842 and $199,764, respectively, in capitalized leasing commissions. Depreciation on capitalized leasing commissions was $35,496 and $67,426 for the three and six months ended June 30, 2023, respectively. Depreciation on capitalized leasing commissions was $24,646 and $44,437 for the three and six months ended June 30, 2022, respectively. Additionally, the Company wrote off capitalized leasing commissions of $5,873 associated with a tenant that abandoned its premises during the three and six months ended June 30, 2023.  No such write offs were recorded during the three and six months ended June 30, 2022.

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

Operating results of the Clemson Best Western Hotel Property, which was sold on September 29, 2022 and which are included in continuing operations, are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Hotel property room revenues	$—	$356,076	$—	$1,118,276
Hotel property other revenues	—	6,775	—	10,064
Total Revenue	—	362,851	—	1,128,340
Hotel property operating expenses	—	339,943	—	712,803
Impairment of assets held for sale	—	—	—	175,671
Total Operating Expenses	—	339,943	—	888,474
Operating Income	—	22,908	—	239,866
Interest expense	—	140,251	—	279,168
Net Loss from Operations	—	(117,343)	—	(39,302)
Other (loss) income	—	(139)	—	124
Net Loss	—	(117,482)	—	(39,178)
Net loss attributable to Operating Partnership noncontrolling interests	—	(1,422)	—	(494)
Net Loss Attributable to Medalist Common Shareholders	$—	$(116,060)	$—	$(38,684)

2022 Property Acquisitions

On June 13, 2022, the Company completed its acquisition of the Salisbury Marketplace Property, a 79,732 square foot retail property located in Salisbury, North Carolina, through a wholly owned subsidiary.  The Salisbury Marketplace Property, built in 1986, was 91.2% leased as of June 30, 2023, and is anchored by Food Lion, Citi Trends and Family Dollar.  The purchase price for the Salisbury Marketplace Property was $10,025,000 paid through a combination of cash provided by the Company and the incurrence of new mortgage debt.  The Company’s total investment was $10,279,714.  The Company incurred $254,714 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

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

The mandatorily redeemable preferred stock has an aggregate liquidation preference of $5 million, plus any accrued and unpaid dividends thereon. The mandatorily redeemable preferred stock is senior to the Company’s Common Shares and any class or series of capital stock expressly designated as ranking junior to the mandatorily redeemable preferred stock as to distribution rights and rights upon liquidation, dissolution or winding up (“Junior Stock”).  The mandatorily redeemable preferred stock is on a parity with any class or series of the Company’s capital stock expressly designated as ranking on a parity with the mandatorily redeemable preferred stock as to distribution rights and rights upon liquidation, dissolution or winding up (“Parity Stock”).

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

For the following periods during which the mandatorily redeemable preferred stock has been outstanding, the Company has paid a cash dividend on the stock equal to 8% per annum, paid quarterly, as follows:

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

On July 12, 2023, the Company’s Board approved the temporary suspension of dividends on the Company’s mandatorily redeemable preferred stock.  The Company will continue to accrue unpaid dividends as an accrued liability on its condensed consolidated balance sheets.  As of June 30, 2023 and December 31, 2022, the Company recorded $70,004 and $70,004, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock. This amount is reported in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets.

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

Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $60,091 and $118,895 were included in interest expense for the three and six months ended June 30, 2023, respectively, and $55,104 and $109,027 were included in interest expense for the three and six months ended June 30, 2022, respectively, in the accompanying condensed consolidated statements of operations. Accumulated amortization of the discount and deferred financing costs was $708,534 and $589,639 as of June 30, 2023 and December 31, 2022, respectively.

5.      Loans Payable

Mortgages Payable

The Company’s mortgages payables, net consists of the following:

				June 30,
	Monthly	Interest		2023	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2022
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Hanover Square (b)	$78,098	6.94%	December 2027	9,749,309	9,877,867
Ashley Plaza (c)	$52,795	3.75%	September 2029	10,800,969	10,930,370
Brookfield Center (d)	$22,876	3.90%	November 2029	4,617,008	4,663,206
Parkway Center (e)	$28,161	Variable	November 2031	4,906,541	4,992,427
Wells Fargo Facility (f)	$103,438	4.50%	June 2027	18,144,570	18,351,981
Unamortized issuance costs, net				(671,614)	(725,592)
Total mortgages payable, net				$60,796,783	$61,340,259
(a)	The mortgage loan for the Franklin Square Property in the principal amount of $13,250,000 has a ten-year term and a maturity date of December 6, 2031. The mortgage loan bears interest at a fixed rate of 3.808% and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage loan includes covenants for the Company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and for the Company to maintain liquid assets of no less than $1,000,000. As of June 30, 2023 and December 31, 2022 the Company believes that it is compliant with these covenants. The Company has guaranteed the payment and performance of the obligations of the mortgage loan.
(b)	The mortgage loan for the Hanover Square Property bore interest at a fixed rate of 4.25% until January 1, 2023, when the interest rate adjusted to a fixed rate of 6.94%, which was determined by adding 3.00% to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25%. As a result of the interest rate change, as of February 1, 2023, the fixed monthly payment of $56,882 increased to $78,098 which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule. The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 and (ii) maintain a loan-to-value of real estate ratio of 75%. As of June 30, 2023 and December 31, 2022, respectively, the Company believes that it is compliant with these covenants.
(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.
(d)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90% and was interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.

(e)	The interest rate for the mortgage loan for the Parkway Property was originally based on ICE LIBOR with a minimum rate of 2.25%, plus 225 basis points. After the discontinuation of LIBOR on June 30, 2023, the ICE LIBOR index was replaced by 1 month CME Term SOFR (“SOFR”), with an adjusted margin of 236.44 basis points. Under the terms of the mortgage, the interest rate payable each month shall not change by greater than 1% during any six-month period and 2% during any 12-month period. As of June 30, 2023 and December 31, 2022, the rate in effect for the Parkway Property mortgage was 6.05% and 4.3117%, respectively. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule. The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.60 to 1.00 on an annual basis. As of June 30, 2023 and December 31, 2022, respectively, the Company believes that it is compliant with this covenant.
(f)	On June 13, 2022, the Company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property. The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule, is $103,438. The Company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a minimum debt yield of 9.5% on the Salisbury Marketplace, Lancer Center and Greenbrier Business Center properties, and the maintenance of liquid assets of not less than $1,500,000. As of June 30, 2023 and December 31, 2022, respectively, the Company believes that it is compliant with these covenants.

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

Interest rate protection transaction

On October 28, 2021, the Company entered into an interest rate protection transaction to limit its exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property (the “Interest Rate Protection Transaction”).  Under this agreement, the Company’s interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%. USD 1-Month ICE LIBOR was 5.22% and 4.39% as of June 30, 2023 and December 31, 2022, respectively. In accordance with the guidance on derivatives and hedging, the Company records all derivatives on the condensed balance sheet at fair value under other assets. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of the Interest Rate Protection Transaction is valued by an independent, third-party consultant which uses observable inputs such as yield curves, volatilities and other current market data, all of which are considered Level 2 inputs.  As of June 30, 2023 and December 31, 2022, the fair value of the Interest Rate Protection Transaction was $270,616 and $258,279, respectively, and is recorded under other assets on the Company’s condensed balance sheets. The Company reports changes in the fair value of the derivative in other (loss) income on its condensed consolidated statements of operations. Effective on July 1, 2023, the Interest Rate Protection Transaction automatically converted to SOFR.

For the period from September 1, 2022 through June 30, 2023, LIBOR exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced the Company’s net interest expense. Effective on July 1, 2023, the Interest Rate Protection Transaction automatically converted to SOFR.  Payments to the Company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on the Company’s condensed consolidated statements of operations for the three months ended June 30, 2023.  No such payments were received during the six months ended June 30, 2022 because the LIBOR rate in effect did not exceed the LIBOR cap.

Wells Fargo Line of Credit

On June 13, 2022, the Company, through its wholly owned subsidiaries, entered into a loan agreement with Wells Fargo Bank for a $1,500,000 line of credit (the “Wells Fargo Line of Credit”).  During the three and six months ended June 30, 2023, the Company did not make any draws or repayments on the Wells Fargo Line of Credit.  As of June 30, 2023 and December 31, 2022, respectively, the Wells Fargo Line of Credit had an outstanding balance of $0.  Outstanding balances on the Wells Fargo Line of Credit will bear interest at a floating rate of 2.25% above daily SOFR.  As of June 30, 2023 and December 31, 2022, SOFR was 5.09% and 4.30%, respectively.  The Wells Fargo Line of Credit has a one-year, renewable term, is unconditionally guaranteed by the Company, and any outstanding balances are secured by the Lancer Center Property, the Greenbrier Business Center Property and the Salisbury Marketplace Property.  On May 2, 2023, the Company and Wells Fargo Bank entered into the First Amendment to Revolving Line of Credit Note which extended the maturity date of the Wells Fargo Line of Credit to June 9, 2024.

Interest expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the three months ended June 30, 2023
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square mortgage	$127,542	$7,093	$—	$—	$134,635
Hanover Square mortgage	169,527	3,222	—	—	172,749
Ashley Plaza mortgage	102,736	4,358	—	—	107,094
Brookfield Center mortgage	45,667	2,837	—	—	48,504
Parkway Center mortgage	34,336	2,756	(25,655)	—	11,437
Wells Fargo Mortgage Facility	207,176	6,722	—	—	213,898
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	60,091	—	100,000	160,091
Total interest expense	$686,984	$87,079	$(25,655)	$100,000	$848,408

	For the three months ended June 30, 2022
	(unaudited)
		Amortization
	Mortgage	of discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square mortgage	$127,542	$7,093	$—	$134,635
Hanover Square mortgage	106,564	3,222	—	109,786
Ashley Plaza mortgage	104,793	4,357	—	109,150
Clemson Best Western mortgage	140,071	—	180	140,251
Brookfield Center mortgage	46,548	2,837	—	49,385
Lancer Center mortgage	51,433	4,772	—	56,205
Greenbrier Business Center mortgage	36,459	462	—	36,921
Parkway Center mortgage	38,092	2,756	—	40,848
Wells Fargo Mortgage Facility	41,871	—	—	41,871
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	55,104	100,000	155,104
Total interest expense	$693,373	$80,603	$100,180	$874,156

	For the six months ended June 30, 2023
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square mortgage	$253,682	$14,186	$—	$—	$267,868
Hanover Square mortgage	340,167	6,445	—	—	346,612
Ashley Plaza mortgage	204,869	8,715	—	—	213,584
Brookfield Center mortgage	91,058	5,675	—	—	96,733
Parkway Center mortgage	81,593	5,513	(44,997)	—	42,109
Wells Fargo Mortgage Facility	413,215	13,444	—	—	426,659
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	118,895	—	200,000	318,895
Total interest expense	$1,384,584	$172,873	$(44,997)	$200,000	$1,712,460

	For the six months ended June 30, 2022
	(unaudited)
		Amortization
	Mortgage	of discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square mortgage	$253,682	$14,186	$—	$267,868
Hanover Square mortgage	211,418	6,445	—	217,863
Ashley Plaza mortgage	208,940	8,715	—	217,655
Clemson Best Western mortgage	278,602	—	566	279,168
Brookfield Center mortgage	92,802	5,675	—	98,477
Lancer Center mortgage	115,179	11,928	—	127,107
Greenbrier Business Center mortgage	81,409	1,155	—	82,564
Parkway Center mortgage	68,467	5,513	—	73,980
Wells Fargo Mortgage Facility	41,871	—	—	41,871
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	109,027	200,000	309,027
Total interest expense	$1,352,370	$162,644	$200,566	$1,715,580

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of June 30, 2023 (unaudited)		As of December 31, 2022
		Accumulated		Accumulated
		amortization of		amortization
	Accrued	capitalized	Accrued	of capitalized
	interest	issuance costs	interest	issuance costs
Franklin Square mortgage	$42,046	$44,922	$43,448	$30,736
Hanover Square mortgage	60,142	66,325	38,792	59,880
Ashley Plaza mortgage	—	66,824	35,296	58,109
Brookfield Center mortgage	—	42,568	—	36,893
Parkway Center mortgage	24,738	18,377	26,502	12,864
Wells Fargo Mortgage Facility	—	26,888	—	13,444
Amortization and accrued preferred stock dividends on mandatorily redeemable preferred stock (1)	70,004	708,534	70,004	589,639
Total	$196,930	$974,438	$214,042	$801,565
(1)	Recorded as accrued interest under accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of June 30, 2023 are as follows:

For the remaining six months ending December 31, 2023	$527,271
2024	1,095,737
2025	1,394,064
2026	1,464,167
2027	25,990,014
Thereafter	30,997,144
Total principal payments and debt maturities	61,468,397
Less unamortized issuance costs	(671,614)
Net principal payments and debt maturities	$60,796,783

6.      Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of June 30, 2023 are as follows:

For the remaining six months ending December 31, 2023	$4,035,688
2024	7,146,441
2025	6,250,953
2026	4,412,646
2027	3,403,271
Thereafter	9,405,989
Total minimum rents	$34,654,988

7.      Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 Common Shares, and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 98.81% interest in the Operating Partnership as of June 30, 2023 and December 31, 2022. Limited partners in the Operating Partnership who have held their Operating Partnership Units for one year or longer have the right to redeem their common Operating Partnership Units for cash or, at the REIT’s option, Common Shares at a ratio of one Operating Partnership Unit for one common share. Under the Agreement of Limited Partnership, distributions to Operating Partnership Unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per Operating Partnership Unit as dividends per share are paid to the REIT’s holders of Common Shares.

Nasdaq Compliance

On July 11, 2022, the Company received a deficiency letter (the “Deficiency Letter”) from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC notifying the Company that, for the last thirty (30) consecutive business days, the closing bid price for the Company’s Common Shares had been below the minimum $1.00 per share required for continued listing on the Nasdaq Capital Market (“Nasdaq”) pursuant to Nasdaq Listing Rule 5550 (a)(2) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was given one hundred and eighty (180) calendar days, or until January 9, 2023, to regain compliance with the Minimum Bid Price Requirement.

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

Neither the Deficiency Letter or the Second Notification had any effect on the listing of the Company’s Common Shares, and its Common Shares continued to trade on Nasdaq under the symbol “MDRR.”

On May 18, 2023, the Company received written notice from the Nasdaq Stock Market LLC stating that the Company had regained compliance with the Minimum Bid Price Requirement for continued listing on the Nasdaq Capital Market because the Company’s Common Shares had a closing bid price of at least $1.00 per share for ten consecutive business days. Accordingly, the Listing Qualifications Staff considers the matter closed.

Completion of 1-for-8 Reverse Stock Split

On May 3, 2023, the Company completed a reverse stock split of its Common Shares, and a corresponding adjustment to the outstanding common Operating Partnership Units of the Operating Partnership, at a ratio of 1-for-8 (the “Reverse Stock Split”). The Reverse Stock Split took effect at 5:00 p.m. Eastern Time on May 3, 2023 (the “Effective Time”) and automatically converted every eight Common Shares outstanding at that time into one Common Share.

The Reverse Stock Split affected all holders of Common Shares uniformly and did not affect any Common Shareholder’s percentage ownership interest in the Company, except for de minimis changes as a result of the elimination of fractional shares, as described below. As a result of the Reverse Stock Split, the number of Common Shares outstanding was reduced from 17,758,421 to 2,219,803 shares as of the Effective Time.

No fractional Common Shares were issued in connection with the Reverse Stock Split. Instead, each holder of Common Shares that otherwise would have received fractional Common Shares received, in lieu of such fractional Common Shares, cash in an amount equal to the applicable fraction multiplied by the closing price of the Common Shares on Nasdaq on May 3, 2023 (as adjusted for the Reverse Stock Split).  The redemption of the fractional shares further reduced the number of Common Shares outstanding to 2,218,810 shares.

At the Effective Time, the aggregate number of Common Shares available for awards under the Company’s 2018 Equity Incentive Plan and the terms of outstanding awards were ratably adjusted to reflect the Reverse Stock Split to 61,413 shares available.

Trading of the Common Shares on Nasdaq commenced on a split-adjusted basis on May 4, 2023 under the existing trading symbol “MDRR.”  The new CUSIP number for the Common Shares following the Reverse Stock Split is 58403P303.

The Reverse Stock Split was intended to help the Company regain compliance with the Minimum Bid Price Requirement. On May 18, 2023, the Company received written notice from the Nasdaq Stock Market LLC stating that the Company had regained compliance with the Minimum Bid Price Requirement for continued listing on the Nasdaq Capital Market because the Company’s Common Shares had a closing bid price of at least $1.00 per share for ten consecutive business days. Accordingly, the Listing Qualifications Staff considers the matter closed.

Charter Amendments

In connection with the Reverse Stock Split, on April 19, 2023, the Company filed two Articles of Amendment to its charter with the State Department of Assessments and Taxation of Maryland that provided for:

(i)a 1-for-8 Reverse Stock Split of the Common Shares, effective at 5:00 p.m. Eastern Time on May 3, 2023 (the “First Amendment”); and

(ii)the par value of the Common Shares to be decreased from $0.08 per share (as a result of the 1-for-8 Reverse Stock Split) back to $0.01 per share, effective at 5:01 p.m. Eastern Time on May 3, 2023 (the “Second Amendment”).

The foregoing descriptions of the First Amendment and the Second Amendment do not purport to be complete and are qualified in their entirety by reference to each amendment, copies of which are filed as Exhibit 3.3 and Exhibit 3.4, respectively, to this Quarterly Report on Form 10-Q (this “Quarterly Report”) and are incorporated herein by reference.

Shelf Registration

On June 21, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC. The registration statement is intended to provide the Company additional flexibility to finance future business opportunities through timely and cost-effective access to capital markets. Under the shelf registration statement, the Company may, from time to time, issue Common Shares up to an aggregate amount of $150 million. The shelf registration statement was declared effective by the SEC on July 27, 2021. The Company has incurred $84,926 in legal costs, filing fees and other costs associated with this registration which are recorded as offering costs as part of stockholders' equity on the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively.

Standby Equity Purchase Agreement

On November 17, 2021, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with a financing entity. Under this agreement, the Company will be able to sell up to $6,665,299 of Common Shares at the Company’s request any time during the 36 months following the execution of the SEPA. The shares would be purchased at 96.5% of the market price (as defined in the agreement) and would be subject to certain limitations, including that the financing entity could not purchase any shares that would result in it owning more than 4.99% of the Company’s outstanding Common Shares.  As of June 30, 2023, the Company has generated net proceeds of $1,538,887 from the issuance of 180,676 shares at an average price of $8.520 per common share under the SEPA.

Issuance Date	Shares Issued	Price Per Share	Total Proceeds
March 3, 2022	11,325	$8.704	$98,574
March 14, 2022	34,524	8.400	290,000
March 17, 2022	34,851	8.608	300,000
March 21, 2022	59,258	8.438	500,000
April 1, 2022	40,718	8.596	350,313
Total	180,676	$8.517	$1,538,887

Common Stock Repurchase Plan

In December 2021, the Board approved a program to purchase up to 62,500 Common Shares in the open market, up to a maximum price of $38.40 per share. The repurchase program does not obligate the Company to acquire any particular amount of Common Shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. As of June 30, 2023, the Company had repurchased 33,509 Common Shares at a total cost of $278,277 at an average price of $8.304 per common share.  The Company incurred fees of $8,266 associated with these transactions.  All repurchased Common Shares were retired in accordance with Maryland law.

Purchase (Trade) Date	Shares Purchased	Price Per Share	Total Cost (1)
January 4, 2022	50	$8.480	$424
January 5, 2022	6,026	8.480	51,093
January 6, 2022	12,500	8.358	104,556
January 7, 2022	3,750	8.400	31,500
January 10, 2022	6,250	8.160	51,000
January 14, 2022	12	8.080	101
January 21, 2022	4,921	8.048	39,603
Total	33,509	$8.304	$278,277
(1)	Total cost before transaction fees.

Common Shares and Operating Partnership Units outstanding

As of June 30, 2023 and December 31, 2022, there were 2,245,501 and 2,246,494 Operating Partnership Units outstanding, respectively, with the REIT owning 2,218,810 and 2,219,803 of these Operating Partnership Units, respectively. The remaining 26,691 Operating Partnership Units are held by noncontrolling, limited partners.  As of June 30, 2023 and December 31, 2022, there were 2,218,810 and 2,219,803 Common Shares of the REIT outstanding, respectively. As of June 30, 2023 and December 31, 2022 there were 26,691 Operating Partnership Units held by noncontrolling, limited partners that were eligible for conversion to Common Shares.

2018 Equity Incentive Plan

The Company’s 2018 Equity Incentive Plan (the “Equity Incentive Plan”) was adopted by the Board on July 27, 2018 and approved by the Company’s shareholders on August 23, 2018. The Equity Incentive Plan permits the grant of stock options, stock appreciation rights, stock awards, performance units, incentive awards and other equity-based awards (including LTIP units of the Company’s Operating Partnership) to its employees or an affiliate (as defined in the Equity Incentive Plan) of the Company and for up to the greater of (i) 30,000 Common Shares and (ii) eight percent (8)% of the number of fully diluted shares of the Company’s Common Shares (taking into account interests in the Operating Partnership that may become convertible into Common Shares).

On March 2, 2022, the Compensation Committee of the Board (the “Compensation Committee”) approved a grant of 7,500 Common Shares to two employees of the Manager who also served as directors of the Company, a grant of 11,250 Common Shares to the Company’s three independent directors, and a grant of 7,500 Common Shares to the chief financial officer of the Company, under the Equity Incentive Plan. The effective date of the grants was March 2, 2022. The Common Shares granted vested immediately and are unrestricted. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares vested immediately, the fair value of the grants, or $233,100, was recorded to share based compensation expense on the Company’s condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

On November 22, 2022, the Compensation Committee approved a grant of 9,554 Common Shares to two employees of the Manager who also served as directors of the Company, a grant of 14,331 Common Shares to the Company’s three independent directors, a grant of 9,554 Common Shares to the chief financial officer of the Company, and a grant of 6,370 Common Shares to two consultants of the Company, under the Equity Incentive Plan. The effective date of the grants was November 22, 2022. The Common Shares granted vested immediately and are unrestricted. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares vested immediately, the fair value of the grants, or $250,000, was recorded to share based compensation expense on the Company’s condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

On each January 1 during the term of the Equity Incentive Plan, the maximum number of Common Shares that may be issued under the Equity Incentive Plan will increase by eight percent (8%) of any additional Common Shares or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of Common Shares, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of any adjustment subsequent to January 1, 2020. As of January 1, 2023, the shares available for issuance under the Equity Incentive Plan was adjusted to 61,413 shares.

All Common Share and Operating Partnership Units referenced above have been adjusted to reflect the Reverse Stock Split.

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of June 30, 2023 and 2022, all of the 26,691 Operating Partnership’s Units held by noncontrolling, limited partners were eligible to be converted, on a one-to-one basis, into Common Shares. The Operating Partnership Units and the equivalent Common Shares attributable to the convertible debentures have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's loss per common share is determined as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted shares outstanding
Weighted average Common Shares – basic	2,219,173	2,179,993	2,219,488	2,092,314
Effect of conversion of Operating Partnership Units	26,691	26,691	26,691	26,691
Weighted average Common Shares – diluted	2,245,864	2,206,684	2,246,179	2,119,005

Calculation of earnings per share – basic and diluted
Net loss attributable to common shareholders	$(877,664)	$(1,014,887)	$(2,098,959)	$(2,004,171)
Weighted average Common Shares – basic and diluted	2,219,173	2,179,993	2,219,488	2,092,314
Loss per share – basic and diluted	$(0.40)	$(0.47)	$(0.95)	$(0.96)

Dividends and Distributions

During the three and six months ended June 30, 2023, dividends in the amount of $0.01 and $0.02, respectively, per share were paid on January 27, 2023, to stockholders of record on January 24, 2023 and on April 28, 2023 to shareholders of record on April 24, 2023.  During the three and six months ended June 30, 2022, dividends in the amount of $0.02 and $0.04, respectively, per share were paid on January 20, 2022, to stockholders of record on January 13, 2022 and on April 21, 2022 to shareholders of record on April 18, 2022.  Total dividends and distributions to noncontrolling interests paid during the three and six months ended June 30, 2023 and 2022, respectively, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
			(unaudited)	(unaudited)
Common shareholders (dividends)	$177,584	$348,799	$354,394	$665,249
Hanover Square Property noncontrolling interest (distributions)	16,000	6,400	16,000	16,400
Parkway Property noncontrolling interest (distributions)	—	28,800	—	39,600
Operating Partnership Unit holders (distributions)	2,136	4,270	4,271	8,541
Total dividends and distributions	$195,720	$388,269	$374,665	$729,790

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in South Carolina, North Carolina and Virginia, which represented 100% of the total annualized base revenues of the properties in its portfolio as of June 30, 2023. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

As of June 30, 2023 and December 31, 2022, all of the Company’s long-term debt either bore interest at fixed rates or was capped to a fixed rate. The Company’s debt obligations are more fully described in Note 5, Loans Payable, above.

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

9.      Related Party Transactions

Medalist Fund Manager, Inc.

As of June 30, 2023, the Company was externally managed by the Manager, which made all investment decisions for the Company, which were subject to the approval of the Board’s Acquisition Committee. The Manager oversaw the Company’s overall business and affairs and had broad discretion to make operating decisions on behalf of the Company and to make investment decisions.  On July 18, 2023, the Company and the Manager entered into the Termination Agreement terminating the Management Agreement (see Note 11, Subsequent Events, below).  After the termination of the Management Agreement, the Company is managed by internal management directed by the Board.

Prior to the termination of the Management Agreement, the Company paid the Manager a monthly asset management fee equal to 0.125% of stockholders’ equity, payable in arrears in cash. For purposes of calculating the asset management fee, the Company’s stockholders’ equity means: (a) the sum of (1) the net proceeds from (or equity value assigned to) all issuances of the Company’s equity and equity equivalent securities (including common stock, common stock equivalents, preferred stock and OP Units issued by the Company’s operating partnership) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that the Company has paid to repurchase its common stock issued in this or any subsequent offering. Stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items (including depreciation and amortization) that have impacted stockholders’ equity as reported in the Company’s condensed consolidated financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Company’s Manager and its independent director(s) and approval by a majority of its independent directors. For the three and six months ended June 30, 2023, the Company incurred $222,871 and $447,251, respectively, in asset management fees, respectively. For the three and six months ended June 30, 2022, the Company incurred $222,255 and $432,403, in asset management fees, respectively.  Asset management fees are recorded on the Company’s condensed consolidated statements of operations as (i) retail center property operating expenses ($84,282 and $168,564 for the three and six months ended June 30, 2023, respectively and $70,257 and $140,514 for the three and six months ended June 30, 2022, respectively), (ii) hotel property operating expenses ($0 and $0 for the three and six months ended June 30, 2023, respectively and $6,825 and $13,650 for the three and six months ended June 30, 2022, respectively), (iii) flex center property operating expenses ($27,675 and $55,350 for the three and six months ended June 30, 2023, respectively and $26,075 and $53,750 for the three and six months ended June 30, 2022, respectively) and (iv) legal, accounting and other professional fees ($110,914 and $223,337 for the three and six months ended June 30, 2023, respectively and $117,498 and $224,489 for the three and six months ended June 30, 2022, respectively).

Prior to the termination of the Management Agreement, the Manager also received an acquisition fee of 2.0% of the purchase price plus transaction costs, for each property acquired or investment made on the Company’s behalf at the closing of the acquisition of such property or investment, in consideration for the Manager’s assistance in effectuating such acquisition. Acquisition fees are allocated and added to the fair value of the tangible assets acquired and recorded as part of investment properties, net, on the Company’s condensed consolidated balance sheets.

Pursuant to a Letter Agreement, dated March 19, 2021, by and among the Company, the Operating Partnership and the Manager (the “2021 Manager Letter Agreement”), which amended the Management Agreement, the Manager agreed to defer payment of one-half of any acquisition fee payable to the Manager from that date until the earlier of: (i) the date that the public trading price of our common stock, as reported on the Nasdaq Capital Market, reaches a closing trading price of at least $5.00 per share (as the same may be proportionately adjusted to reflect a stock split or reverse stock split); (ii) the effective date of the termination of the Management Agreement as the result of an election by the Company to terminate the Management Agreement (other than on account of any of the events specified in clauses (i) through (vi) of Section 11(a) of the Management Agreement); and (iii) a Change in Control (the “Deferral Agreement”).

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

Pursuant to the terms of the 2023 Manager Letter Agreement, the Company further amended the Management Agreement, which provides for the deferral of the acquisition fee payable to the Manager in certain circumstances, to clarify that the Deferred Acquisition Fee Amount (as defined in the 2021 Manager Letter Agreement) will be deferred until the earlier of (i) the date that the public trading price of the Company’s common stock, as reported on the Nasdaq Capital Market, reaches a closing trading price of at least $40.00 per share (adjusted to reflect the Reverse Stock Split); (ii) the effective date of the termination of the Management Agreement as the result of an election by the Company to terminate the Management Agreement (other than on account of any of the events specified in clauses (i) through (vi) of Section 11(a) of the Management Agreement); and (iii) a Change in Control.

For the year ended December 31, 2022, the Company incurred $201,524 in acquisition fees associated with the Salisbury Marketplace Property acquisition, which were allocated and added to the fair value of the Salisbury Marketplace Property tangible assets.  One half of the acquisition fee, or $100,762 was paid in cash and one half of the acquisition fee was accrued in connection with the Deferral Agreement.  For the year ended December 31, 2021, the Company incurred $503,910 in acquisition fees associated with the Lancer Center Property, Greenbrier Business Center Property and Parkway Property, which were allocated and added to the fair value of the Lancer Center Property, Greenbrier Business Center Property and Parkway Property tangible assets. One half of the acquisition fees, or $251,955 was paid in cash and one half of the acquisition fees was accrued in connection with the Deferral Agreement. The accrued portion of the acquisition fee is recorded under accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.  As of June 30, 2023 and December 31, 2022, the

Company had accrued a total of $352,717 in acquisition fees (the “Deferred Acquisition Fee”) in connection with the Deferral Agreement.

Pursuant to the Termination Agreement, the Company agreed to pay the Deferred Acquisition Fee immediately upon execution of the Termination Agreement.  The Company paid the Deferred Acquisition Fee on July 18, 2023.

Prior to the termination of the Management Agreement, the Manager would have been entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in this offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to this offering, and (B) 7%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period. For purposes of calculating the incentive fee during the first years after completion of this offering, adjusted funds from operations (“AFFO”) will be determined by annualizing the applicable period following completion of this offering. AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. The Company further adjusts funds from operations (“FFO”) for certain items that are not added to net income in the National Association of Real Estate Investment Trusts’ (NAREIT) definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on real estate investments). No incentive fees were earned or paid during the three and six months ended June 30, 2023 or 2022, or at any time during the term of the Management Agreement.

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

Mr. C. Elliott is the son of Mr. William R. Elliott, Vice Chairman of the Board and President and Chief Operating Officer of the Company. During the three and six months ended June 30, 2023, the Company paid the Consultant $44,872 and $88,744, respectively, for services provided by Mr. C. Elliott under the Consulting Agreement.   No such payments were made during the three and six months ended June 30, 2022.  On July 18, 2023, Mr. C. Elliott resigned as Vice President of the Company and as an employee of the Consultant and provided a full release of the Company’s and the Consultant’s obligations under the Change in Control Agreement. On July 20, 2023, the Company and Mr. C. Elliot entered into a Separation Agreement and General Release (see Note 11, Subsequent Events, below).

Other related parties

The Company pays Shockoe Properties, LLC, a subsidiary of Dodson Properties, an entity in which one of the owners of the Manager holds a 6.32% interest, an annual property management fee of up to 3% of the monthly gross revenues of the Franklin Square, Hanover Square, Ashley Plaza, Brookfield, Lancer Center, Greenbrier Business Center, Parkway and Salisbury properties. These fees are paid in arrears on a monthly basis. During the three and six months ended June 30, 2023, the Company paid Shockoe Properties, LLC property management fees of $76,124 and $146,643, respectively. During the three and six months ended June 30, 2022, the Company paid Shockoe Properties, LLC property management fees of $66,318 and $128,390, respectively.

10.      Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. As of June 30, 2023, the Company had the following reportable segments:  retail center properties and flex center properties.  During the periods presented, there have been no material intersegment transactions.

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

The following table presents property operating revenues, expenses and NOI by product type:

	For the three months ended June 30,
	Hotel properties		Retail center properties		Flex center property		Total
	2023	2022	2023	2022	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$—	$362,851	$1,903,769	$1,623,207	$612,132	$609,843	$2,515,901	$2,595,901
Operating expenses	—	339,943	525,333	442,047	178,164	160,670	703,497	942,660
Bad debt expense	—	—	16,370	163	707	—	17,077	163
Net operating income	$—	$22,908	$1,362,066	$1,180,997	$433,261	$449,173	$1,795,327	$1,653,078

	For the six months ended June 30,
	Hotel properties		Retail center properties		Flex center property		Total
	2023	2022	2023	2022	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$—	$1,128,340	$3,795,448	$3,148,292	$1,181,429	$1,223,233	$4,976,877	$5,499,865
Operating expenses	—	712,803	1,045,948	892,172	354,901	322,051	1,400,849	1,927,026
Bad debt expense	—	—	16,495	7,954	27,704	4,992	44,199	12,946
Net operating income	$—	$415,537	$2,733,005	$2,248,166	$798,824	$896,190	$3,531,829	$3,559,893

11.      Subsequent Events

As of August 9, 2023, the following events have occurred subsequent to the June 30, 2023 effective date of the condensed consolidated financial statements:

Common and Mandatorily Redeemable Preferred Stock Dividends

On July 12, 2023, the Board approved the temporary suspension of dividends on the Company’s outstanding common stock and preferred stock for at least the next six months.

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

On April 18, 2023, the Company provided an update on the Special Committee’s efforts.  Specifically, the Company announced that the Special Committee was in active discussions with potential parties in pursuit of those alternatives and the Company will provide further disclosures as appropriate or required by law or regulation.

On July 12, 2023, the Board approved the Company’s negotiation of the sale of its interests in four properties from the Company's portfolio.  On August 7, 2023, the Company announced that it had ceased to pursue the sale of these properties.

Termination of the Management Agreement

On July 18, 2023, the Company and the Operating Partnership entered into the Termination Agreement with the Manager, William R. Elliott and Thomas E. Messier, which provided for the immediate termination of the Management Agreement. The Termination Agreement also provides for, among other things, aggregate payments of $1,602,717 in settlement of all amounts payable under the Management Agreement (including the Deferred Acquisition Fee), the resignation of each of Messrs. W. Elliott and Messier from any and all employment, officer, director and other positions at the Company or the Operating Partnership, Messrs. W. Elliott and Messier’s release of all rights and claims against the Company and the Operating Partnership, the survival of certain indemnification obligations with respect to Messrs. W. Elliott and Messier, the Company’s agreement to take all commercially reasonable steps to cause Messrs. W. Elliott and Messier to be released promptly from all obligations under certain guaranty arrangements made by Messrs. W. Elliott and/or Messier, Messrs. W. Elliott and Messier's agreement to cooperate in a commercially reasonable manner with the Company and the Operating Partnership's efforts to sell certain of the Company's properties, and the retention of certain confidentiality obligations by the Manager.

Appointment of New Chief Executive Officer and President

On July 18, 2023, the Board appointed Francis P. Kavanaugh as the Company’s interim Chief Executive Officer and President. Mr. Kavanaugh also currently serves as an independent member of the Board.

Separation of Mr. C Elliott

On July 18, 2023, Mr. C. Elliott resigned as Vice President of the Company and as an employee of the Consultant. Additionally, on July 20, 2023, the Company and Mr. C. Elliott entered into a Separation Agreement and General Release which provided for the termination of (i) Mr. C. Elliott’s Change of Control Agreement and the Letter Agreement, dated as of November 30, 2022, by and between the Company and the Consultant.

Appointment of New Director

On July 19, 2023, the Board increased the size of the Board from four to five directors and appointed Emanuel D. Neuman to the Board. Additionally, on July 24, 2023, the Board appointed Mr. Neuman to the (i) Acquisition Committee of the Board and designated Mr. Neuman as the chairman of such committee, and (ii) Compensation Committee of the Board.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the competitive environment in which we operate;
●	failure of our recently announced exploration of strategic alternatives to maximize stockholder value or to result in a transaction that yields value to our stockholders, and the potential that our exploration of strategic alternatives could adversely impact us;
●	local, regional, national and international economic conditions;
●	capital expenditures;
●	the availability, terms and deployment of capital;
●	financing risks;
●	inflation;

●	the general level of interest rates;
●	changes in our business or strategy;
●	fluctuations in interest rates and increased operating costs;
●	our limited operating history;
●	the degree and nature of our competition;
●	our dependence upon our key personnel;
●	defaults on or non-renewal of leases by tenants;
●	decreased rental rates or increased vacancy rates;
●	our ability to make distributions on shares of our common stock;
●	difficulties in identifying properties to acquire and completing acquisitions;
●	our ability to operate as a public company;
●	potential natural disasters such as hurricanes;
●	the impact of epidemics, pandemics, or other outbreaks of illness, disease or virus (such as COVID-19 and its variants);
●	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;
●	our ability to maintain an active trading market for our common stock on The Nasdaq Capital Market (“Nasdaq”) and maintain continued listing on Nasdaq and the likelihood that a delisting of our common stock from Nasdaq could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock;
●	the reverse stock split may decrease the liquidity of the shares of our common stock and could lead to a decrease in our overall market capitalization;
●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates; and
●	related industry developments, including trends affecting our business, financial condition and results of operations.

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

Our company was formed to acquire, reposition, renovate, lease and manage income-producing properties, with a primary focus on (i) commercial properties, including flex-industrial and retail properties, (ii) multi-family residential properties and (iii) limited-service hotel properties in secondary and tertiary markets in the southeastern part of the United States, with an expected concentration in Virginia, North Carolina, South Carolina, Georgia, Florida and Alabama. We may also pursue, in an opportunistic manner, other real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, and indirect investments in real property, such as those that may be obtained in a joint venture. While these types of investments are not intended to be a primary focus, we may make such investments in our discretion.

As of June 30, 2023, our company was externally managed by the Manager. On July 18, 2023, our company and the Manager entered into the Termination Agreement terminating the Management Agreement.  Until the termination of the Management Agreement, the Manager made all investment decisions for our company. The Manager oversaw our company’s overall business and affairs and had broad discretion to make operating decisions on behalf of our company and to make investment decisions. After the termination of the Management Agreement, our company is managed by internal management directed by our company’s Board. Our company’s stockholders are not involved in its day-to-day affairs.

As of June 30, 2023, our company owned and operated eight investment properties, the Shops at Franklin Square (the “Franklin Square Property”), a 134,239 square foot retail property located in Gastonia, North Carolina, the Hanover North Shopping Center (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 164,012 square foot retail property located in Goldsboro, North Carolina, Brookfield Center (the “Brookfield Center Property”), a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina, the Lancer Center, a 181,590 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), the Greenbrier Business Center (the “Greenbrier Business Center Property”), an 89,280 square foot mixed-use industrial/office property located in Chesapeake, Virginia, Parkway 3 & 4 (the “Parkway Property”), a 64,109 square foot mixed-use industrial office property located in Virginia Beach, Virginia, and the Salisbury Marketplace Shopping Center, a 79,732 square foot retail property located in Salisbury, North Carolina (the “Salisbury Marketplace Property”).  As of June 30, 2023, we owned 84% of the Hanover Square Property as a tenant in common with a noncontrolling owner which owned the remaining 16% interest and 82% of the Parkway Property as a tenant in common with a noncontrolling owner which owns the remaining 18% interest.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have investments. For the three and six months ended June 30, 2023, our reportable segments were retail center properties and flex center properties.  Although we sold our interest in the Clemson Best Western Hotel Property on September 29, 2022, we include hotel properties as a third reportable segment for the three and six months ended June 30, 2022.

Recent Trends and Activities

Reverse 1-for-8 Stock Split

On May 3, 2023, our company completed a reverse stock split of its Common Shares, and a corresponding adjustment to the outstanding common units of the Operating Partnership, at a ratio of 1-for-8 (the “Reverse Stock Split”). The Reverse Stock Split took effect at 5:00 p.m. Eastern Time on May 3, 2023 (the “Effective Time”) and automatically converted every eight Common Shares outstanding at that time into one Common Share.  The Reverse Stock Split was intended to help our company regain compliance with Nasdaq’s Minimum Bid Price Requirement.  On May 18, 2023, our company received written notice from the Nasdaq Stock Market LLC stating that the Company had regained compliance with the Minimum Bid Price Requirement for continued listing on the Nasdaq Capital Market because our company’s Common Shares had a closing bid price of at least $1.00 per share for ten consecutive business days. Accordingly, the Listing Qualifications Staff considers the matter closed.

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

On April 18, 2023, our company provided an update on the Special Committee’s efforts.  Specifically, our company announced that the Special Committee is in active discussions with potential parties in pursuit of those alternatives and our company will provide further disclosures as appropriate or required by law or regulation. While the review is underway, our company remains fully focused on its operations and on the continued execution of its strategies to create stockholder value. There is no assurance that the review will result in any transaction, including a sale of our company, its assets, or entry into a business combination, among other alternatives being reviewed.

On July 12, 2023, our company’s Board approved our company’s negotiation of the sale of its interests in four properties from our company's portfolio.  On August 7, 2023, our company announced that it had ceased to pursue the sale of these properties.

Sale of the Clemson Best Western Property

On September 29, 2022, our company sold its interest in the Clemson Best Western Property, a 148 room hotel on 5.92 acres in Clemson, South Carolina, to an unrelated purchaser for $10,015,000.  During the three months ended March 31, 2021, our company reclassified the Clemson Best Western Property as assets held for sale.  As part of our continuing evaluation of the amounts previously used for the estimated fair value of the Clemson Best Western asset group that had been reclassified as assets held for sale, during the six months ended June 30, 2023, our company recorded an impairment charge of $175,671 associated with this reclassification.  As a result of the closing of the sale of the Clemson Best Western Property on September 29, 2022, our company recognized a loss on sale of investment properties of $421,096 for the year ended December 31, 2022.

Salisbury Marketplace Property Acquisition

On June 13, 2022, we completed our acquisition of the Salisbury Marketplace Property, a 79,732 square foot retail property located in Salisbury, North Carolina, through a wholly owned subsidiary.  The Salisbury Marketplace Property, built in 1986, was 91.2% leased as of June 30, 2023, and is anchored by Food Lion, Citi Trends and Family Dollar.  The purchase price for the Salisbury Marketplace Property was $10,025,000 paid through a combination of cash provided by our company and the incurrence of new mortgage debt.  Our company’s total investment was $10,279,714 and we incurred $254,714 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Wells Fargo Mortgage Facility

On June 13, 2022, our company, through its wholly owned subsidiaries, entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500.  The proceeds of the Wells Fargo Mortgage Facility were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property.  The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term.  The monthly payment, which includes interest at the fixed rate, and principal, based on a 25-year amortization schedule, is $103,438.  Our company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility.  The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis and a minimum debt yield of 9.5% on the Salisbury Marketplace, Lancer Center and Greenbrier Business Center properties, and to maintain liquid assets of not less than $1,500,000 on deposit with Wells Fargo Bank.  As of June 30, 2023, our company believes that it is compliant with these covenants.

Wells Fargo Line of Credit

On June 13, 2022, our company, through its wholly owned subsidiaries, entered into a loan agreement with Wells Fargo Bank for a $1,500,000 line of credit (the “Wells Fargo Line of Credit”).  As of June 30, 2023, the Wells Fargo Line of Credit had an outstanding balance of $0.  Outstanding balances on the Wells Fargo Line of Credit will bear interest at a floating rate of 2.25% above the daily secured overnight financing rate (“SOFR”).  The Wells Fargo Line of Credit has a one-year, renewable term, is unconditionally guaranteed by our company, and any outstanding balances are secured by the Lancer Center Property, the Greenbrier Business Center Property and the Salisbury Marketplace Property.  On May 2, 2023, our company and Wells Fargo Bank entered into the First Amendment to Revolving Line of Credit Note which extended the maturity date of the Wells Fargo Line of Credit to June 9, 2024.  We plan to use the Wells Fargo Line of Credit for general working capital needs and to help fund future acquisitions.

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

Standby Equity Purchase Agreement

On November 17, 2021, our company entered into a Standby Equity Purchase Agreement (the “SEPA”) with a financing entity. Under the SEPA, our company may sell up to $6,665,299 of our shares of common stock at our request any time during the 36 months following the execution of the SEPA. Any shares purchased pursuant to the SEPA would be purchased at 96.5% of the market price (as defined in the SEPA), subject to certain limitations, including that the financing entity could not purchase any shares that would result in it owning more than 4.99% of our company’s outstanding common stock.  As of June 30, 2023, our company has generated net proceeds of $1,538,887 from the issuance of 180,675 shares of our common stock at an average price of $8.520 per share under the SEPA.

Issuance Date	Shares Issued	Price Per Share	Total Proceeds
March 3, 2022	11,325	$8.704	$98,574
March 14, 2022	34,524	8.400	290,000
March 17, 2022	34,851	8.608	300,000
March 21, 2022	59,258	8.438	500,000
April 1, 2022	40,718	8.596	350,313
Total	180,676	$8.517	$1,538,887

Common Share Repurchase Plan

In December 2021, the Board approved a program to purchase up to 62,500 shares of our Common Shares in the open market, up to a maximum price of $38.40 per share (the “Common Shares Repurchase Plan”). The Common Shares Repurchase Plan does not obligate our company to acquire any particular amount of shares, and the Common Shares Repurchase Plan may be suspended or discontinued at any time at our discretion. As of June 30, 2023, we have repurchased a total of 33,509 shares of our Common Shares on the open market under the Common Share Repurchase Plan at an average price of $8.304 per share.

Purchase Date	Shares Purchased	Price Per Share	Total Cost
January 4, 2022	50	$8.480	$424
January 5, 2022	6,026	8.480	51,093
January 6, 2022	12,500	8.358	104,556
January 7, 2022	3,750	8.400	31,500
January 10, 2022	6,250	8.160	51,000
January 14, 2022	12	8.080	101
January 21, 2022	4,921	8.048	39,603
Total	33,509	$8.304	$278,277

Common stock grants under the 2018 Equity Incentive Plan

On March 2, 2022, the Compensation Committee approved a grant of 7,500 Common Shares to two employees of our Manager who also serve as directors of our company, a grant of 11,250 Common Shares to our company’s three independent directors, and a grant of 7,500 Common Shares to the chief financial officer of our company under the Equity Incentive Plan. The effective date of the grants was March 2, 2022. The Common Shares granted vested immediately and are unrestricted. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares vested immediately, the fair value of the grants, or $233,100, was recorded to share based compensation expense on our condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of our Common Shares on the effective date of the grant.

On November 22, 2022, the Compensation Committee approved a grant of 9,554 Common Shares to two employees of our Manager who also serve as directors of our company, a grant of 14,331 Common Shares to our company’s three independent directors, a grant of 9,555 Common Shares to the chief financial officer of our company, and a grant of 6,370 Common Shares to the vice president and senior accountant of our company under the Equity Incentive Plan. The effective date of the grants was November 22, 2022. The Common Shares granted vested immediately and are unrestricted. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares vested immediately, the fair value of the grants, or $250,000, was recorded to share based compensation expense on our condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of our Common Shares on the effective date of the grant.

Financing Activities

Mortgages payable

Our company financed its acquisitions of its investment properties through mortgages, as follows:

				Balance
				June 30,
	Monthly	Interest		2023	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2022
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Hanover Square (b)	$78,098	6.94%	December 2027	9,749,309	9,877,867
Ashley Plaza (c)	$52,795	3.75%	September 2029	10,800,969	10,930,370
Brookfield Center (d)	$22,876	3.90%	November 2029	4,617,008	4,663,206
Parkway Center (e)	$28,161	Variable	November 2031	4,906,541	4,992,427
Wells Fargo Facility (f)	$103,438	4.50%	June 2027	18,144,570	18,351,981
Total mortgages payable				$61,468,397	$62,065,851

Amounts presented do not reflect unamortized loan issuance costs.

(a)

The mortgage loan for the Franklin Square Property in the principal amount of $13,250,000 has a ten-year term and matures on December 6, 2031.  The mortgage loan bears interest at a fixed rate of 3.808% and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a thirty-year amortization schedule.  The mortgage includes covenants for our company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and to maintain liquid assets of no less than $1,000,000.  As of June 30, 2023 and December 31, 2022, respectively, our company believes that we are compliant with these covenants.  Our company has guaranteed the payment and performance of the obligations of the mortgage loan.

(b)

The mortgage loan for the Hanover Square Property bore interest at a fixed rate of 4.25% until January 1, 2023, when the interest rate adjusted to a fixed rate of 6.94%, which was determined by adding 3.00% to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25%. As a result of the interest rate change, as of February 1, 2023, the fixed monthly payment of $56,882 increased to $78,098 which includes interest at the fixed rate, and principal, based on a twenty-five -year amortization schedule.  The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 and (ii) maintain a loan-to-value of real estate ratio of 75%.  As of June 30, 2023 and December 31, 2022, respectively, our company believes that we are compliant with these covenants.

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

(e)

The interest rate for the mortgage loan for the Parkway Property was originally based on ICE LIBOR with a minimum rate of 2.25%, plus 225 basis points.  After the discontinuation of LIBOR on June 30, 2023, the ICE LIBOR index was replaced by 1 month CME Term SOFR (“SOFR”), with an adjusted margin of 236.44 basis points.  Under the terms of the mortgage, the interest rate payable each month shall not change by greater than 1% during any six-month period and 2% during any 12-month period.  As of June 30, 2023 and December 31, 2022 the rate in effect for the Parkway Property mortgage was 6.05% and 4.3117%, respectively. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule.  The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.60 to 1.00 on an annual basis.  As of June 30, 2023 and December 31, 2022, respectively, our company believes that it is compliant with this covenant.

On October 28, 2021, our company entered into the Interest Rate Protection Transaction to limit our exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property. Under this agreement, our interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%.  For the period from September 1, 2022 through June 30, 2023, LIBOR exceeded the 3%, and payments from the Interest Rate Protection Transaction reduced our company’s net interest expense.  Payments to our company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on our company’s condensed consolidated statements of operations for the three months ended June 30, 2023.  No such payments were received during the three months ended June 30, 2022 because the LIBOR rate in effect did not exceed the LIBOR cap.

(f)

On June 13, 2022, our company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500.  The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property (see notes (g) and (h), below).  The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term.  The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five -year amortization schedule, is $103,438.  Our company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility.  The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis and a minimum debt yield of 9.5% on the Salisbury Marketplace, Lancer Center and Greenbrier Business Center properties, and to maintain liquid assets of not less than $1,500,000.  As of June 30, 2023 and December 31, 2022, our company believes that we are compliant with these covenants.

Our company refinanced the mortgage loan for the Lancer Center Property using proceeds from the Wells Fargo Mortgage Facility discussed above.  Our company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for the three and six months ended June 30, 2023, recorded a loss on extinguishment of debt of $113,282.  The original mortgage loan for the Lancer Center Property bore interest at a fixed rate of 4.00%.  The monthly payment was $34,667 which includes interest at the fixed rate and principal, based on a twenty-five-year amortization schedule.

Our company refinanced the mortgage loan for the Greenbrier Business Center Property, using proceeds from the Wells Fargo Mortgage Facility discussed above. Our company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for the three and six months ended June 30, 2023, recorded a loss on extinguishment of debt of $56,393.  Our company assumed the original mortgage loan for the Greenbrier Business Center Property from the seller. The original mortgage loan bore interest at a fixed rate of 4.00% and would have been interest only until August 1, 2022, at which time the monthly payment would have become $23,873, which would have included interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we have no off-balance sheet arrangements.

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

Upon the adoption of ASC No. 842, our company has elected the practical expedient permitting lessors to elect by class of underlying asset to not separate non-lease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC No. 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. Our company assessed the criteria above with respect to our operating leases and determined that they qualify for the non-separation practical expedient. As a result, we have accounted for and presented the revenues from these leases, including tenant reimbursements, as a single line item on our condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022.

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

Cash Flows

At June 30, 2023, our consolidated cash and restricted cash on hand totaled $4,807,699 compared to consolidated cash on hand of $5,777,963 at June 30, 2022. Cash from operating activities, investing activities and financing activities for the six months ended June 30, 2023 and 2022 are as follows:

Operating Activities

During the six months ended June 30, 2023 our cash provided by operating activities was $862,923 compared to cash provided by operating activities of $1,573,772 for the six months ended June 30, 2022, a decrease in cash provided by operating activities of $710,849.

Cash flows from operating activities has two components. The first component consists of net operating loss adjusted for non-cash operating activities. During the six months ended June 30, 2023, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $334,789.  During the six months ended June 30, 2022, operating activities adjusted for non-cash items resulted in net cash provided in operating activities of $1,015,785.  The decrease of $680,996 in cash flows from operating activities for the six months ended June 30, 2023 was primarily a result of increased legal, accounting and other professional fees resulting from the exploration of strategic alternatives announced by our Board of Directors on March 10, 2023, of $393,425, and a decrease in operating income of $415,537 resulting from the sale of the Clemson Best Western Hotel on September 29, 2022.  For the three and six months ended June 30, 2022, the Clemson Best Western Hotel generated $22,908 and $415,537, respectively, in operating income.  Since our company sold the Clemson Best Western Hotel on September 29, 2022, no operating income was generated during the three and six months ended June 30, 2023.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations.  During the six months ended June 30, 2023, net changes in asset and liability accounts resulted in $528,134 in cash provided by operations. During the six months ended June 30, 2022, net changes in asset and liability accounts resulted in $557,987 in cash provided by operations. This decrease of $29,853 in cash provided by operations resulting from changes in assets and liabilities is a result of increased changes in other assets of $209,180 and increased rent and other receivables of $7,100, offset by decreased changes in accounts payable and accrued liabilities of $230,049, and decreased changes in unbilled rent of $16,084.

The net of (i) the $680,996 decrease in cash provided by operations from the first category and (ii) the $29,853 decrease in cash provided by operations from the second category results in a total decrease in cash provided in operations of $710,849 for the six months ended June 30, 2023.

Investing Activities

During the six months ended June 30, 2023, our cash used in investing activities was $740,959, compared to cash used in investing activities of $10,772,418 during the six months ended June 30, 2022, a decrease in cash used in investing activities of $10,031,459. During the six months ended June 30, 2023, cash used in investing activities consisted of $740,959 in capitalized expenditures, including $185,921 in building improvements, $11,323 in site improvements, $144,076 in capitalized leasing commissions, and $399,639 in capitalized tenant improvements.  During the six months ended June 30, 2022, cash used in investing activities consisted of $492,704 in capitalized expenditures, including $230,857 in building improvements, $199,764 in capitalized leasing commissions, and $62,083 in capitalized tenant improvements.

The non-cash investing activity for the six months ended June 30, 2023 was the accrual of capital expenditures of $90,000.  There were no non-cash investing activities during the six months ended June 30, 2022.

Financing Activities

During the six months ended June 30, 2023, our cash used in financing activities was $977,118 compared to cash provided by financing activities of $7,592,632 during the six months ended June 30, 2022, an increase in cash used in financing activities of $8,569,750.  During the six months ended June 30, 2023, cash used in financing activities consisted of $597,454 for mortgage debt principal payments, $374,665 for dividends and distributions and $4,999 for the retirement of fractional shares resulting from the Reverse Stock Split.  During the six months ended June 30, 2022, financing activities generated $18,477,304 in net proceeds from mortgages payable and $1,538,887 in net proceeds, after issuance costs, from common stock issuances under our SEPA (see above), offset by cash used in financing activities, including dividends and distributions of $729,790, mortgage debt principal payments of $11,407,226 (including $10,962,484 of cash used to refinance the Lancer Center and Greenbrier Business Center properties and $444,742 in normal, monthly principal payments for our company’s other mortgages) and repurchases of our company’s common stock of $286,543, including costs and fees.

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

In addition to the $1.25 million termination fee and $352,717 deferred acquisition fee payable under the Termination Agreement on July 25, 2023, the primary, non-operating liquidity need of our company is $70,004 to pay the accrued but undeclared dividends to holders of our mandatorily redeemable preferred and $527,271 in principal payments due on its mortgages payable during the remaining six months ending December 31, 2023.  In addition to liquidity required to fund these dividends and principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. Our company plans to pay these obligations through a combination of cash on hand, potential dispositions and operating cash.

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

To meet these future liquidity needs, we have the following resources:

•	$2,771,149 in unrestricted cash as of June 30, 2023;

•	$2,036,550 held in lender reserves for the purposes of tenant improvements, leasing commissions, real estate taxes and insurance premiums;
•	Our $1,500,000 line of credit with Wells Fargo Bank, which, as of June 30, 2023, had a $0 balance;
●	Cash generated from operations during the six months ending December 31, 2023, if any; and
•

Potential proceeds from issuances of Common Shares under our shelf registration or under the Standby Equity Purchase Agreement (see note 7 of the notes to the condensed consolidated financial statements), although there is no guarantee that any such issuances will be successful in raising additional funds.

Results of Operations

Three months ended June 30, 2023

Revenues

Total revenue was $2,515,901 for the three months ended June 30, 2023, consisting of $1,903,769 in revenues from retail center properties, and $612,132 from flex center properties. Total revenues for the three months ended June 30, 2023 decreased by $80,000 over the three months ended June 30, 2022, resulting from decreased hotel property revenues from the sale of our company’s Clemson Best Western Hotel Property on September 29, 2022, offset by increased flex center revenues and retail center revenues from new leasing activity.

	For the three months ended
	June 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Revenues
Retail center properties	$1,903,769	$1,623,207	$280,562
Hotel property	—	362,851	(362,851)
Flex center properties	612,132	609,843	2,289
Total Revenues	$2,515,901	$2,595,901	$(80,000)

Revenues from retail center properties were $1,903,769 for the three months ended June 30, 2023, an increase of $280,562 over retail center property revenues for the three months ended June 30, 2022. Increased revenues of $189,338 from the acquisition of the Salisbury Marketplace Property, $88,981 from new leasing activity at our Franklin Square Property, $5,943 from the Hanover Square Property, and $3,460 from the Lancer Center Property, were offset by slightly decreased revenue of $7,160 from the Ashley Plaza Property.

	For the three months ended
	June 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Retail Center Properties
Franklin Square Property	$601,316	$512,335	$88,981
Hanover Square Property	328,336	322,393	5,943
Ashley Plaza Property	431,229	438,389	(7,160)
Lancer Center Property	305,636	302,176	3,460
Salisbury Property	237,252	47,914	189,338
	$1,903,769	$1,623,207	$280,562

Revenues from hotel properties were $0 for the three months ended June 30, 2023, a decrease of $362,851 from revenues from hotel properties for the three months ended June 30, 2022, due to the sale of Clemson Best Western Property on September 29, 2022.

For the three months ended
June 30,

	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Hotel Property
Clemson Best Western Property	$—	$362,851	$(362,851)
	$—	$362,851	$(362,851)

Revenues from the flex center properties were $612,132 for the three months ended June 30, 2023, an increase of $2,289 over revenues from flex center properties for the three months ended June 30, 2022 due to increased revenues from the Brookfield Center Property of $12,497 and the Greenbrier Business Center Property of $8,288, both due to new leasing activity, offset by decreased revenues from the Parkway Center Property of $18,496, resulting from tenant vacancies.

	For the three months ended
	June 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Flex Center Properties
Brookfield Center Property	$210,475	$197,978	$12,497
Greenbrier Business Center Property	206,183	197,895	8,288
Parkway Center Property	195,474	213,970	(18,496)
	$612,132	$609,843	$2,289

Operating Expenses

Total operating expenses were $2,590,157 for the three months ended June 30, 2023, consisting of $541,703 in expenses from retail center properties, $178,871 in expenses from the flex center properties, $617,047 in legal, accounting and other professional fees, $85,170 in corporate general and administrative expenses, a loss on impairment of $14,116, and $1,153,250 in depreciation and amortization.

	For the three months ended
	June 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Operating Expenses
Retail center properties (1)	$541,703	$442,210	$99,493
Hotel property	—	339,943	(339,943)
Flex center properties (2)	178,871	160,670	18,201
Total Investment Property Operating Expenses	720,574	942,823	(222,249)
Legal, accounting and other professional fees (3)	617,047	368,546	248,501
Corporate general and administrative expenses	85,170	155,509	(70,339)
Loss on impairment	14,116	—	14,116
Depreciation and amortization	1,153,250	1,122,455	30,795
Total Operating Expenses	$2,590,157	$2,589,333	$824

(1)	Includes $16,370 and $163 of bad debt expense for the three months ended June 30, 2023 and 2022, respectively.
(2)	Includes $707 and $0 of bad debt expense for the three months ended June 30, 2023 and 2022, respectively.
(3)	Includes $142,279 and $91,033 in expenses paid to the Consultant pursuant to the Consulting Agreement for the three months ended June 30, 2023 and 2022, respectively.

Operating expenses for retail center properties were $541,703 for the three months ended June 30, 2023, an increase of $99,493 over retail center property operating expenses for the three months ended June 30, 2022.  Increased operating expenses were a result of the acquisition of the Salisbury Marketplace Property of $70,431, and increased operating expenses from the Franklin Square Property, which increased by $1,880, the Hanover Square Property, which increased by $629, the Ashley Plaza Property, which increased by $4,747, and the Lancer Center Property, which increased by $21,806.

	For the three months ended
	June 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Retail Center Properties
Franklin Square Property (1)	$188,511	$186,631	$1,880
Hanover Square Property	77,591	76,962	629
Ashley Plaza Property	86,174	81,427	4,747
Lancer Center Property (2)	110,049	88,243	21,806
Salisbury Property (3)	79,378	8,947	70,431
Total	$541,703	$442,210	$99,493

(1)	Includes bad debt expense of $0 and $211 for the three months ended June 30, 2023 and 2022, respectively.
(2)	Includes a reversal of bad debt expense of $48 that was recorded in a prior period and collected during the three months ending June 30, 2022. No such bad debt expense amounts were recorded for the three months ending June 30, 2023.
(3)	Includes bad debt expense of $16,370 and $0 for the three months ended June 30, 2023 and 2022, respectively.

Operating expenses for hotel properties were $0 for the three months ended June 30, 2023, a decrease of $339,943 from operating expenses from hotel properties for the three months ended June 30, 2022 resulting from the sale of the Clemson Best Western Property on September 29, 2022.

	For the three months ended
	June 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Hotel Property
Clemson Best Western Property	$—	$339,943	$(339,943)
	$—	$339,943	$(339,943)

Operating expenses from the flex center properties were $178,871 for the three months ended June 30, 2023, an increase of $18,201 over flex center property operating expenses for the three months ended June 30, 2022 due to increased operating expenses from the Greenbrier Business Center of $14,766 and the Brookfield Center Property of $6,222, offset by decreased operating expenses from the Parkway Property of $2,787.

	For the three months ended
	June 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Flex Center Properties
Brookfield Center Property	$69,539	$63,317	$6,222
Greenbrier Business Center Property (1)	64,213	49,447	14,766
Parkway Center Property	45,119	47,906	(2,787)
	$178,871	$160,670	$18,201

(1)	Includes $707 and $0 of bad debt expense for the three months ended June 30, 2023 and 2022, respectively.

Operating (Loss) Income

Operating loss for the three months ended June 30, 2023 was $74,256, an increase of $88,851 over the operating loss of $163,107 for the three months ended June 30, 2022.  This increase was a result of (i) increased investment property operating income of $142,249, (ii) a slight increase in depreciation and amortization expenses of $30,795, (iii) increased loss on impairment of $14,116, and (iv) increased legal, accounting and other professional fees of $248,501, offset by decreased corporate general and administrative expenses of $70,339 and decreased loss on extinguishment of debt of $169,675.

Interest Expense

Interest expense was $848,408 and $874,156 for the three months ended June 30, 2023 and 2022, respectively, as follows:

	For the three months ended
	June 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Franklin Square	$134,635	$134,635	$—
Hanover Square	172,749	109,786	62,963
Ashley Plaza	107,094	109,150	(2,056)
Clemson Best Western	—	140,251	(140,251)
Brookfield Center	48,504	49,385	(881)
Lancer Center	—	56,205	(56,205)
Greenbrier Business Center	—	36,921	(36,921)
Parkway Center	11,437	40,848	(29,411)
Wells Fargo Mortgage Facility	213,898	41,871	172,027
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	160,091	155,104	4,987
Total interest expense	$848,408	$874,156	$(25,748)

Total interest expense for the three months ended June 30, 2023 decreased by $25,748 over the three months ended June 30, 2022. This decrease was a result of (i) increased interest expense from the Wells Fargo Mortgage Facility, which refinanced the Lancer Center and Greenbrier Business Center mortgages payable, and financed the acquisition of the Salisbury Marketplace Property (net increase in interest expense of $49,490 for the three properties, combined), (ii) increased interest expense for the Hanover Square mortgage of $62,963, and (iii) increased amortization of preferred stock issuance costs of $4,987, offset by (i) decreased interest expense of $140,251 from the sale of the Clemson Best Western Property, and (ii) slight decreases in interest expense for the Ashley Plaza mortgage of $2,056, and the Brookfield Center mortgage of $881.

Other Income

During the three months ended June 30, 2023, other income was $60,765, an increase of $31,441 from other income of $29,324 for the three months ended June 30, 2022.  Other income for the three months ended June 30, 2023 consisted of $52,205 in income related to the fair value change of the interest rate caps, and interest income of $8,560.  Other income of $29,324 for the three months ended June 30, 2022 consisted of $28,894 related to the fair value change of the interest rate cap, and $430 of interest income.

Net Loss

Net loss was $861,899 for the three months ended June 30, 2023, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $877,664. Net loss was $1,007,939 for the three months ended June 30, 2022, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $1,014,887, for the three months ended June 30, 2022.

Net loss for the three months ended June 30, 2023 decreased by $146,040 over the three months ended June 30, 2022, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders for the three months ended June 30, 2023 decreased by $137,223 over the three months ended June 30, 2022.

Six months ended June 30, 2023

Revenues

Total revenue was $4,976,877 for the six months ended June 30, 2023, consisting of $3,795,448 in revenues from retail center properties, and $1,181,429 from flex center properties. Total revenues for the six months ended June 30, 2022 decreased by $522,988 over the six months ended June 30, 2022, resulting from decreased hotel property revenues from the sale of our company’s Clemson Best Western Hotel Property on September 29, 2022, decreased flex center revenues from tenant turnovers in our Parkway Center and

Greenbrier Business Center properties, offset by increased retail center revenues from new leasing activity at our Franklin Square property, and our company’s acquisition of the Salisbury Marketplace Property.

	For the six months ended
	June 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Revenues
Retail center properties	$3,795,448	$3,148,292	$647,156
Hotel property	—	1,128,340	(1,128,340)
Flex center properties	1,181,429	1,223,233	(41,804)
Total Revenues	$4,976,877	$5,499,865	$(522,988)

Revenues from retail center properties were $3,795,448 for the six months ended June 30, 2023, an increase of $647,156 over retail center property revenues for the six months ended June 30, 2022. Increased revenues of $429,072 from the acquisition of the Salisbury Marketplace Property, $216,650 from new leasing activity at our Franklin Square Property, and $14,021 from the Hanover Square Property, were offset by slightly decreased revenues of $1,556 from the Lancer Center Property and $11,031 from the Ashley Plaza Property.

	For the six months ended
	June 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Retail Center Properties
Franklin Square Property	$1,185,190	$968,540	$216,650
Hanover Square Property	659,773	645,752	14,021
Ashley Plaza Property	863,078	874,109	(11,031)
Lancer Center Property	610,421	611,977	(1,556)
Salisbury Property	476,986	47,914	429,072
	$3,795,448	$3,148,292	$647,156

Revenues from hotel properties were $0 for the six months ended June 30, 2023, a decrease of $1,128,340 from revenues from hotel properties for the six months ended June 30, 2022, due to the sale of Clemson Best Western Property on September 29, 2022.

	For the six months ended
	June 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Hotel Property
Clemson Best Western Property	$—	$1,128,340	$(1,128,340)
	$—	$1,128,340	$(1,128,340)

Revenues from the flex center properties were $1,181,429 for the six months ended June 30, 2023, a decrease of $41,804 from flex center property revenues for the six months ended June 30, 2022 due to decreased revenues from the Greenbrier Business Center Property of $10,967 and the Parkway Property of $52,468, resulting from tenant turnovers in both properties, offset by increased revenues from the Brookfield Center Property of $21,631.

	For the six months ended
	June 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Flex Center Properties
Brookfield Center Property	$417,586	$395,955	$21,631
Greenbrier Business Center Property	386,429	397,396	(10,967)
Parkway Center Property	377,414	429,882	(52,468)
	$1,181,429	$1,223,233	$(41,804)

Operating Expenses

Total operating expenses were $5,391,849 for the six months ended June 30, 2023, consisting of $1,062,443 in expenses from retail center properties, $382,605 in expenses from the flex center properties, $1,384,125 in legal, accounting and other professional fees, $202,219 in corporate general and administrative expenses, a loss on impairment of $50,859, and $2,309,598 in depreciation and amortization.

	For the six months ended
	June 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Operating Expenses
Retail center properties (1)	$1,062,443	$900,126	$162,317
Hotel property	—	712,803	(712,803)
Flex center properties (2)	382,605	327,043	55,562
Total Investment Property Operating Expenses	1,445,048	1,939,972	(494,924)
Share based compensation expenses	—	233,100	(233,100)
Legal, accounting and other professional fees (3)	1,384,125	828,415	555,710
Corporate general and administrative expenses	202,219	236,215	(33,996)
Loss on impairment	50,859	36,670	14,189
Impairment of assets held for sale	—	175,671	(175,671)
Depreciation and amortization	2,309,598	2,277,652	31,946
Total Operating Expenses	$5,391,849	$5,727,695	$(335,846)
(1)	Includes $16,495 and $7,954 of bad debt expense for the six months ended June 30, 2023 and 2022, respectively.
(2)	Includes $27,704 and $4,992 of bad debt expense for the six months ended June 30, 2023 and 2022, respectively.
(3)	Includes $287,013 and $190,564 in expenses paid to the Consultant pursuant to the Consulting Agreement for the six months ended June 30, 2023 and 2022, respectively.

Operating expenses for retail center properties were $1,062,443 for the six months ended June 30, 2023, an increase of $162,317 over retail center property operating expenses for the six months ended June 30, 2022.  Increased operating expenses resulted from the acquisition of the Salisbury Marketplace Property of $131,324, and from our existing properties, the Franklin Square Property, which increased by $5,320, the Ashley Plaza Property, which increased by $8,443, the Hanover Square Property, which increased by $9,298, and the Lancer Center Property, which increased by $7,932.

	For the six months ended
	June 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Retail Center Properties
Franklin Square Property (1)	$367,003	$361,683	$5,320
Hanover Square Property	166,744	157,446	9,298
Ashley Plaza Property	174,112	165,669	8,443
Lancer Center Property (2)	214,313	206,381	7,932
Salisbury Property (3)	140,271	8,947	131,324
	$1,062,443	$900,126	$162,317
(1)	Includes bad debt expense of $0 and $211 for the six months ended June 30, 2023 and 2022, respectively.
(2)	Includes bad debt expense of $125 and $7,743 for the six months ended June 30, 2023 and 2022, respectively.

(3)	Includes bad debt expense of $16,370 and $0 for the six months ended June 30, 2023 and 2022, respectively.

Operating expenses for hotel properties were $0 for the six months ended June 30, 2023, a decrease of $712,803 from operating expenses from hotel properties for the six months ended June 30, 2022 resulting from the sale of the Clemson Best Western Property on September 29, 2022.

	For the six months ended
	June 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Hotel Property
Clemson Best Western Property	$—	$712,803	$(712,803)
	$—	$712,803	$(712,803)

Operating expenses from the flex center properties were $382,605 for the six months ended June 30, 2023, an increase of $55,562 over flex center property operating expenses for the six months ended June 30, 2022 due to increased operating expenses from the Greenbrier Business Center of $56,182 and the Brookfield Center Property of $7,260, offset by decreased operating expenses from the Parkway Property of $7,880.

	For the six months ended
	June 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Flex Center Properties
Brookfield Center Property	$130,390	$123,130	$7,260
Greenbrier Business Center Property (1)	149,405	93,223	56,182
Parkway Center Property (2)	102,810	110,690	(7,880)
	$382,605	$327,043	$55,562

(1)	Includes $25,170 and $4,992 of bad debt expense for the six months ended June 30, 2023 and 2022, respectively.
(2)	Includes $2,534 and $0 of bad debt expense for the six months ended June 30, 2023 and 2022, respectively.

Operating (Loss) Income

Operating loss for the six months ended June 30, 2023 was $414,972, a decrease of $17,467 over the operating loss of $397,505 for the six months ended June 30, 2022.  This decrease was a result of (i) decreased investment property operating income of $28,064 primarily resulting from the sale of the Clemson Best Western Hotel on September 29, 2022, (ii) a slight increase in depreciation and amortization expenses of $31,946, (ii) slightly increased loss on impairment of $14,189, (iii) increased legal, accounting and other professional fees of $555,710, and (iv) offset by decreased corporate general and administrative expenses of $33,996 and decreased loss on extinguishment of debt of $169,675.

Interest Expense

Interest expense was $1,712,460 and $1,715,580 for the six months ended June 30, 2023 and 2022, respectively, as follows:

	For the six months ended
	June 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Franklin Square	$267,868	$267,868	$—
Hanover Square	346,612	217,863	128,749
Ashley Plaza	213,584	217,655	(4,071)
Clemson Best Western	—	279,168	(279,168)
Brookfield Center	96,733	98,477	(1,744)
Lancer Center	—	127,107	(127,107)
Greenbrier Business Center	—	82,564	(82,564)
Parkway Center	42,109	73,980	(31,871)
Wells Fargo Mortgage Facility	426,659	41,871	384,788
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	318,895	309,027	9,868
Total interest expense	$1,712,460	$1,715,580	$(3,120)

Total interest expense for the six months ended June 30, 2023 decreased by $3,120 over the six months ended June 30, 2022. This decrease was a result of decreased interest expense of $279,168 from (i) the sale of the Clemson Best Western Property and (ii) a slight decrease in interest expense for the Ashley Plaza mortgage of $4,071, and the Brookfield Center mortgage of $1,744, offset by  (i) increased interest expense from the Wells Fargo Mortgage Facility, which refinanced the Lancer Center and Greenbrier Business Center mortgages payable, and financed the acquisition of the Salisbury Marketplace Property (net increase in interest expense of $143,246 for the three properties, combined), and (ii) increased amortization of preferred stock issuance costs of $9,868, and (iii) increase in interest expense for the Hanover Square mortgage of $128,749.

Other Income

During the six months ended June 30, 2023, other income was $31,727, a decrease of $93,036 from other income of $124,763 for the six months ended June 30, 2022.  Other income for the six months ended June 30, 2023 consisted of $12,337 in gain related to the fair value change of the interest rate cap, offset by interest income of $19,390.  Other income of $124,763 for the six months ended June 30, 2022 consisted of $119,936 related to the fair value change of the interest rate cap, $3,913 of miscellaneous income and $914 of interest income.

Net Loss

Net loss was $2,095,705 for the six months ended June 30, 2023, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $2,098,959. Net loss was $1,988,322 for the six months ended June 30, 2022, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $2,004,171, for the six months ended June 30, 2022.

Net loss for the six months ended June 30, 2023 increased by $107,383 over the six months ended June 30, 2022, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders for the six months ended June 30, 2023 increased by $94,788 over the six months ended June 30, 2022.

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

Below is our company’s FFO, which is a non-GAAP measurement, for the six months ended June 30, 2023 and 2022:

	For the six months ended
	June 30,
	2023	2022
Net loss	$(2,095,705)	(1,988,322)
Depreciation of tangible real property assets (1)	1,355,110	1,219,261
Depreciation of tenant improvements (2)	413,056	300,446
Amortization of leasing commissions (3)	67,426	44,437
Amortization of intangible assets (4)	474,006	713,508
Loss on impairment (5)	50,859	36,670
Impairment of assets held for sale (5)	—	175,671
Loss on extinguishment of debt (6)	—	169,675
Funds from operations	$264,752	$671,346
(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.
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

(6)	Consistent with the treatment of impairment write-downs, our company includes an adjustment for its loss on extinguishment of debt.

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

Total AFFO for the six months ended June 30, 2023 and 2022 was as follows:

	For the six months ended
	June 30,
	2023	2022
Funds from operations	$264,752	$671,346
Amortization of above market leases (1)	51,720	125,526
Amortization of below market leases (2)	(198,755)	(189,777)
Straight line rent (3)	(74,459)	(58,450)
Capital expenditures (4)	(740,959)	(492,703)
(Increase) decrease in fair value of interest rate cap (5)	(12,337)	(119,936)
Amortization of loan issuance costs (6)	53,978	53,617
Amortization of preferred stock discount and offering costs (7)	118,895	109,027
Share-based compensation (8)	—	233,100
Bad debt expense (9)	44,199	12,946
Adjusted funds from operations (AFFO)	$(492,966)	$344,696
(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets.
(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities.
(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the retail center properties and flex center properties.
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

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report. Based on the foregoing, our principal executive officer and principal financial officer have concluded, as of June 30, 2023, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our principal executive officer and principal financial officer, evaluated, as of June 30, 2023, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting, as of June 30, 2023, were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

On December 21, 2021, the Board authorized a share repurchase program whereby we may repurchase up to 500,000 shares of our Common Shares for a maximum price of $4.80 per share. As of December 31, 2022, the Company had repurchased 268,070 shares of our Common Shares at a total cost of $278,277 and an average price of $1.038 per share. During the three and six months ended June 30, 2023, the Company did not make any share repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

On August 8, 2023, the Board of Directors (the “Board”) of the Company, in accordance with authority vested in it under the Company’s Articles of Incorporation, as amended (the “Charter”): (a) decreased the Aggregate Share Ownership Limit (as defined in the Charter) from 9.8% in value of the aggregate of the outstanding Shares (as defined in the Charter) to 3.6% in value of the aggregate of the outstanding Shares for all persons and entities other than for any Excepted Holder (as defined in the Charter) and other than for any person or entity as to whom the decrease shall not be effective pursuant to, and on the terms and conditions specified in, Section 6.1.8 and (b) decreased the Common Share Ownership Limit (as defined in the Charter) from 9.8% (in value or in number of Common Shares, whichever is more restrictive) of the aggregate of the outstanding Common Shares to 3.6% (in value or in number of Common Shares, whichever is more restrictive) of the aggregate of the outstanding Common Shares for all persons and entities other than any Excepted Holder and other than for any person or entity as to whom the decrease shall not be effective pursuant to, and on the terms and conditions specified in, Section 6.1.8.

In addition, on August 8, 2023, the Board, in accordance with authority vested in it under the Charter, created an exception to the Aggregate Share Ownership Limit and the Common Share Ownership Limit for Francis P. Kavanaugh and certain of his affiliates (collectively, “Kavanaugh”). The exception, referred to in the Charter as an “Excepted Holder Limit,” changes, solely for Kavanaugh, the percentage used in the terms “Aggregate Share Ownership Limit” and “Common Share Ownership Limit” from 3.6% to 20%. The foregoing summary is qualified by reference to the full text of the letter dated August 8, 2023 that establishes the foregoing Excepted Holder Limit, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.3 and incorporated herein by reference.

On August 9, 2023, the Company filed with the State Department of Assessments and Taxation of Maryland a Certificate of Notice reflecting the decrease in the Aggregate Share Ownership Limit and the Common Share Ownership Limit, as described above. The foregoing summary of the Certificate of Notice is qualified by reference to the full text of the Certificate of Notice, which is attached to this Quarterly Report on Form 10-Q as Exhibit 4.4 and incorporated herein by reference.

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

3.5	Bylaws of Medalist Diversified REIT, Inc. *
4.1	Form of Certificate of Common Stock. *
4.2	Form of Certificate of Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020)
4.3	Description of Medalist Diversified REIT, Inc.’s Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 10, 2023).
4.4	Certificate of Notice of Medalist Diversified REIT, Inc. †
10.1

Cooperation Agreement, dated as of May 24, 2023, by and between Medalist Diversified REIT, Inc. and Francis P. Kavanaugh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2023).

10.2

Letter, dated as of June 5, 2023, from Francis P. Kavanaugh to the Company relating to excepted holder limit (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2023).

10.3	Letter, dated as of August 8, 2023, from Francis P. Kavanaugh to the Company relating to excepted holder limit. †
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Labels Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

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

MEDALIST DIVERSIFIED REIT, INC.

ay
Date: August 9, 2023

	By:	/s/ Francis P. Kavanaugh
Francis P. Kavanaugh

Chief Executive Officer and President
(principal executive officer)

	By:	/s/ C. Brent Winn
C. Brent Winn
Chief Financial Officer
(principal accounting officer and principal financial officer)