Form 10-Q
period 2023-09-30
Medalist Diversified REIT, Inc.
filed 2023-11-13
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding at November 13, 2023 was 2,218,810.

Medalist Diversified REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2023

PART I.FINANCIAL INFORMATION

Item 1.   Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Investment properties, net	$74,875,809	$76,514,952
Cash	3,015,859	3,922,136
Restricted cash	1,734,297	1,740,717
Rent and other receivables, net of allowance of $0 and $47,109, as of September 30, 2023 and December 31, 2022, respectively	94,782	402,434
Unbilled rent	1,097,570	1,022,153
Intangible assets, net	2,956,080	3,748,706
Other assets	647,268	564,306
Total Assets	$84,421,665	$87,915,404

LIABILITIES
Accounts payable and accrued liabilities	$1,956,415	$1,198,072
Intangible liabilities, net	1,946,772	2,234,113
Line of credit, short term, net	1,000,000	—
Mortgages payable, net	60,616,944	61,340,259
Mandatorily redeemable preferred stock, net	4,630,824	4,450,521
Total Liabilities	$70,150,955	$69,222,965

EQUITY
Common stock, 2,218,810 and 2,219,803 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	$22,188	$22,198
Additional paid-in capital	51,514,209	51,519,198
Offering costs	(3,350,946)	(3,350,946)
Accumulated deficit	(35,341,200)	(30,939,020)
Total Stockholders' Equity	12,844,251	17,251,430
Noncontrolling interests - Hanover Square Property	109,944	127,426
Noncontrolling interests - Parkway Property	480,766	470,685
Noncontrolling interests - Operating Partnership	835,749	842,898
Total Equity	$14,270,710	$18,692,439
Total Liabilities and Equity	$84,421,665	$87,915,404

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

REVENUE
Retail center property revenues	$1,930,494	$1,850,797	$5,725,942	$4,999,089
Flex center property revenues	658,246	610,967	1,839,675	1,834,200
Hotel property room revenues	—	376,560	—	1,494,836
Hotel property other revenues	—	2,749	—	12,813
Total Revenue	$2,588,740	$2,841,073	$7,565,617	$8,340,938

OPERATING EXPENSES
Retail center property operating expenses	$466,828	$491,889	$1,512,776	$1,384,061
Flex center property operating expenses	180,164	189,720	535,065	511,771
Hotel property operating expenses	—	589,311	—	1,302,114
Bad debt expense	5,669	—	49,868	12,946
Share based compensation expenses	—	—	—	233,100
Legal, accounting and other professional fees	237,562	284,463	1,228,262	1,112,878
Corporate general and administrative expenses	162,649	99,323	364,868	335,538
Management restructuring expenses	1,452,904	—	1,846,329	—
Loss on impairment	—	—	50,859	36,670
Impairment of assets held for sale	—	—	—	175,671
Other expense	—	227,164	—	227,164
Depreciation and amortization	1,149,664	1,231,513	3,459,262	3,509,165
Total Operating Expenses	3,655,440	3,113,383	9,047,289	8,841,078
Loss on disposal of investment property	—	(389,471)	—	(389,471)
Loss on extinguishment of debt	—	(219,532)	—	(389,207)
Operating loss	(1,066,700)	(881,313)	(1,481,672)	(1,278,818)
Interest expense	900,182	989,255	2,612,642	2,704,835
Net Loss from Operations	(1,966,882)	(1,870,568)	(4,094,314)	(3,983,653)
Other income	20,522	126,434	52,249	251,197
Net Loss	(1,946,360)	(1,744,134)	(4,042,065)	(3,732,456)
Less: Net (loss) income attributable to Hanover Square Property noncontrolling interests	(225)	8,468	(1,482)	15,421
Less: Net income attributable to Parkway Property noncontrolling interests	2,199	16,782	10,081	31,027
Less: Net income (loss) attributable to Operating Partnership noncontrolling interests	493	(14,926)	(2,878)	(20,275)
Net Loss Attributable to Medalist Common Shareholders	$(1,948,827)	$(1,754,458)	$(4,047,786)	$(3,758,629)

Loss per share from operations - basic and diluted	$(0.88)	$(0.80)	$(1.82)	$(1.77)

Weighted-average number of shares - basic and diluted	2,218,810	2,179,993	2,219,262	2,121,540

Dividends paid per common share	$—	$0.16	$0.16	$0.48

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

	For the nine months ended September 30, 2023
	Common Stock						Noncontrolling Interests
			Additional	Offering	Accumulated	Shareholders’	Hanover Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2023	2,219,803	$22,198	$51,519,198	$(3,350,946)	$(30,939,020)	$17,251,430	$127,426	$470,685	$842,898	$18,692,439

Retire fractional shares resulting from reverse stock split	(993)	$(10)	$(4,989)	$—	$—	$(4,999)	$—	$—	$—	$(4,999)
Net (loss) income	—	—	—	—	(4,047,786)	(4,047,786)	(1,482)	10,081	(2,878)	(4,042,065)
Dividends and distributions	—	—	—	—	(354,394)	(354,394)	(16,000)	—	(4,271)	(374,665)

Balance, September 30, 2023	2,218,810	$22,188	$51,514,209	$(3,350,946)	$(35,341,200)	$12,844,251	$109,944	$480,766	$835,749	$14,270,710

	For the nine months ended September 30, 2022
	Common Stock						Noncontrolling Interests
			Additional	Offering	Accumulated	Shareholders’	Hanover Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2022	2,006,577	$20,065	$49,785,887	$(3,350,946)	$(24,981,346)	$21,473,660	$146,603	$500,209	$877,917	$22,998,389

Common stock issuances	180,676	$1,807	$1,537,080	$—	$—	$1,538,887	$—	$—	$—	$1,538,887
Common stock repurchases	(33,509)	(335)	(286,208)	—	—	(286,543)	—	—	—	(286,543)
Share based compensation	26,250	263	232,837	—	—	233,100	—	—	—	233,100
Net (loss) income	—	—	—	—	(3,758,629)	(3,758,629)	15,421	31,027	(20,275)	(3,732,456)
Dividends and distributions	—	—	—	—	(1,014,048)	(1,014,048)	(41,200)	(48,600)	(12,812)	(1,116,660)

Balance, September 30, 2022	2,179,994	$21,800	$51,269,596	$(3,350,946)	$(29,754,023)	$18,186,427	$120,824	$482,636	$844,830	$19,634,717

	For the three months ended September 30, 2023
	Common Stock						Noncontrolling Interests
			Additional	Offering	Accumulated	Shareholders’	Hanover Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, July 1, 2023	2,218,810	$22,188	$51,514,209	$(3,350,946)	$(33,392,373)	$14,793,078	$110,169	$478,567	$835,256	$16,217,070

Net (loss) income	—	$—	$—	$—	$(1,948,827)	$(1,948,827)	$(225)	$2,199	$493	$(1,946,360)

Balance, September 30, 2023	2,218,810	$22,188	$51,514,209	$(3,350,946)	$(35,341,200)	$12,844,251	$109,944	$480,766	$835,749	$14,270,710

	For the three months ended September 30, 2022
	Common Stock						Noncontrolling Interests
			Additional	Offering	Accumulated	Shareholders’	Hanover Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, July 1, 2022	2,179,994	$21,800	$51,269,596	$(3,350,946)	$(27,650,766)	$20,289,684	$137,156	$474,854	$864,027	$21,765,721

Net (loss) income	—	$—	$—	$—	$(1,754,458)	$(1,754,458)	$8,468	$16,782	$(14,926)	$(1,744,134)
Dividends and distributions	—	—	—	—	(348,799)	(348,799)	(24,800)	(9,000)	(4,271)	(386,870)

Balance, September 30, 2022	2,179,994	$21,800	$51,269,596	$(3,350,946)	$(29,754,023)	$18,186,427	$120,824	$482,636	$844,830	$19,634,717

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(4,042,065)	$(3,732,456)

Adjustments to reconcile consolidated net loss to net cash flows from operating activities
Depreciation	2,768,969	2,471,365
Amortization	690,293	1,037,800
Loan cost amortization	80,967	80,607
Mandatorily redeemable preferred stock issuance cost and discount amortization	180,303	165,338
Above (below) market lease amortization, net	(211,904)	(146,068)
Bad debt expense	49,868	12,946
Share-based compensation	—	233,100
Impairment of assets held for sale	—	175,671
Loss on impairment	50,859	36,670
Loss on extinguishment of debt	—	389,207
Loss on disposal of investment property	—	389,471

Changes in assets and liabilities
Rent and other receivables, net	257,784	211,376
Unbilled rent	(84,852)	(112,767)
Other assets	(82,962)	(147,130)
Accounts payable and accrued liabilities	758,343	608,351
Net cash flows from operating activities	415,603	1,673,481

CASH FLOWS FROM INVESTING ACTIVITIES

Investment property acquisitions	—	(10,279,714)
Capital expenditures	(1,144,354)	(651,653)
Cash received from disposal of investment properties	—	2,011,462
Net cash flows from investing activities	(1,144,354)	(8,919,905)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(374,665)	(1,116,660)
Cash paid for lender fees associated with Clemson Best Western sale	—	(84,900)
Proceeds from line of credit, short term	1,000,000	—
Proceeds from mortgages payable, net	—	18,477,304
Repayment of mortgages payable	(804,282)	(11,692,557)
Proceeds from sales of common stock, net of capitalized offering costs	—	1,538,887
Repurchases of common stock, including costs and fees	—	(286,543)
Retire fractional shares resulting from reverse stock split	(4,999)	—
Net cash flows from financing activities	(183,946)	6,835,531

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(912,697)	(410,893)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	5,662,853	7,383,977
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$4,750,156	$6,973,084

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	3,015,859	4,863,963
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in condensed consolidated balance sheets	1,734,297	2,109,121
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statements of cash flows	$4,750,156	$6,973,084

Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid	$2,148,248	$2,508,654

Non-cash transactions:
Release of restricted cash related to sale of Clemson Best Western Property	$—	$1,455,777
Capital expenditures accrued	$—	$269,246

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.      Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of September 30, 2023, the REIT, through the Operating Partnership, owned and operated eight properties, including the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), the Shops at Hanover Square North, a 73,440 square foot retail property located in Mechanicsville, Virginia (the “Hanover Square Property”), the Ashley Plaza Shopping Center, a 164,012 square foot retail property located in Goldsboro, North Carolina (the “Ashley Plaza Property”), Brookfield Center, a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina (the “Brookfield Center Property”), the Lancer Center, a 181,590 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), the Greenbrier Business Center, an 89,280 square foot mixed-use industrial/office property located in Chesapeake, Virginia (the “Greenbrier Business Center Property”), the Parkway Property, a 64,109 square foot mixed-use industrial office property located in Virginia Beach, Virginia (the “Parkway Property”) and the Salisbury Marketplace Shopping Center, a 79,732 square foot retail property located in Salisbury, North Carolina (the “Salisbury Marketplace Property”). The Company owns 84% of the Hanover Square Property as a tenant in common with a noncontrolling owner which owns the remaining 16% interest and 82% of the Parkway Property as a tenant in common with a noncontrolling owner which owns the remaining 18% interest.

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

For all periods prior to July 18, 2023, the Company was externally managed by Medalist Fund Manager, Inc. (the “Manager”).  On July 18, 2023, the Company and the Manager entered into an agreement (the “Termination Agreement”) terminating that certain Management Agreement, dated as of March 15, 2016, among the Company, the Operating Partnership and the Manager, as amended (the “Management Agreement”).  (See Note 9, Related Party Transactions, below).  Until the termination of the Management Agreement, the Manager made all investment decisions for the Company, which were approved by the Board’s Acquisition Committee.  In addition, until the termination of the Management Agreement, the Manager oversaw the Company’s overall business and affairs and had broad discretion to make operating decisions on behalf of the Company.  After the termination of the Management Agreement, the Company is managed by internal management directed by the Board.  The Company’s stockholders are not involved in its day-to-day affairs.

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

Other than the tenant-specific losses on impairment and the impairment of assets held for sale described below, the Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the three and nine months ended September 30, 2023 and 2022, that would result in the projected value being below the carrying value of the Company’s properties.

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

As of March 31, 2022, the Company determined that the carrying value of the asset group associated with the Clemson Best Western Hotel Property exceeded its fair value, less estimated costs to sell, and recorded impairment of assets held for sale of $175,671 on its condensed consolidated statement of operations for the nine months ended September 30, 2022.  No such impairment of assets held for sale was recorded during the three and nine months ended September 30, 2023 or the three months ended September 30, 2022. On September 29, 2022, the Company closed on the sale of the Clemson Best Western Hotel Property to an unaffiliated purchaser.  See Note 3 for additional details.

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

The Company reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually. During the nine months ended September 30, 2023, the Company agreed to allow a tenant to terminate its lease early and a second tenant defaulted on its lease and abandoned its premises. The Company determined that the carrying value of the intangible assets and liabilities, net, associated with these leases that were recorded as part of the purchase of these properties should be written off.  As a result, for the nine months ended September 30, 2023, the Company recorded a loss on impairment related to intangible assets of $41,424.  For the three months ended September 30, 2023, no such loss on impairment was recorded.  These amounts are included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2023.

In addition, during the nine months ended September 30, 2023, the Company wrote off $9,435 in unbilled rent related to these two tenants, which is also recorded as a loss on impairment on the Company’s condensed consolidated statements of operations.  No such loss on impairment was recorded during the three months ended September 30, 2023 or the three and nine months ended September 30, 2022.

During the nine months ended September 30, 2022, two tenants defaulted on their leases and abandoned their premises. The Company determined that the carrying value of the intangible assets and liabilities, net, associated with these leases of $36,670 that were recorded as part of the purchase of these properties should be written off. This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2022.  No such loss on impairment was recorded during the three months ended September 30, 2022 or the three and nine months ended September 30, 2023.

Details of the deferred costs, net of amortization, arising from the Company’s purchases of its retail center properties and flex center properties are as follows:

	September 30, 2023
	(unaudited)	December 31, 2022
Intangible Assets, net
Leasing commissions	$965,627	$1,135,421
Legal and marketing costs	120,756	169,437
Above market leases	127,745	209,860
Net leasehold asset	1,741,952	2,233,988
	$2,956,080	$3,748,706

Intangible Liabilities, net
Below market leases	$(1,946,772)	$(2,234,113)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the three and nine months ended September 30, 2023 and 2022, respectively, were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amortization of above market leases	$(23,717)	$(33,862)	$(75,437)	$(159,388)
Amortization of below market leases	88,586	115,679	287,341	305,456
	$64,869	$81,817	$211,904	$146,068

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the three and nine months ended September 30, 2023 and 2022, respectively, were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Leasing commissions	$(53,754)	$(62,882)	$(165,542)	$(185,331)
Legal and marketing costs	(14,745)	(18,533)	(46,406)	(48,000)
Net leasehold asset	(147,788)	(242,877)	(478,345)	(804,469)
	$(216,287)	$(324,292)	$(690,293)	$(1,037,800)

As of September 30, 2023 and December 31, 2022, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $2,353,773 and $2,198,049, respectively. During the three and nine months ended September 30, 2023, the Company wrote off $146,306 and $513,162, respectively, in accumulated amortization related to fully amortized intangible assets and $0 and $21,407, respectively, in accumulated amortization related to the write off of intangible assets related to the tenant defaults, discussed above.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the
	remaining three
	months ending
	December 31,
	2023	2024	2025	2026	2027	2028-2042	Total
Intangible Assets
Leasing commissions	$51,180	$171,601	$145,550	$107,312	$88,394	$401,590	$965,627
Legal and marketing costs	13,764	38,900	24,004	13,160	7,917	23,011	120,756
Above market leases	18,596	42,858	21,526	15,629	14,543	14,593	127,745
Net leasehold asset	137,534	394,874	295,851	199,466	153,142	561,085	1,741,952
	$221,074	$648,233	$486,931	$335,567	$263,996	$1,000,279	$2,956,080

Intangible Liabilities
Below market leases, net	$(81,461)	$(285,892)	$(213,348)	$(178,776)	$(161,866)	$(1,025,429)	$(1,946,772)

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three and nine months ended September 30, 2023 and 2022, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. The Company’s credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions’ credit worthiness in conjunction with balances on deposit to minimize risk.  As of September 30, 2023, the Company held one cash account at a financial institution with a balance that exceeded the FDIC limit by $1,776,409. As of December 31, 2022, the Company held two cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $2,613,789.

Restricted cash represents (i) amounts held by the Company for tenant security deposits, (ii) escrow deposits held by lenders for real estate tax, insurance, and operating reserves, (iii) an escrow for the first year of dividends on the Company’s mandatorily redeemable preferred stock, and (iv) capital reserves held by lenders for investment property capital improvements.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of September 30, 2023 and December 31, 2022, the Company reported $272,728 and $267,854, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes, insurance and other operating reserves. As of September 30, 2023 and December 31, 2022, the Company reported $969,723 and $579,785, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions and tenant improvements. As of September 30, 2023 and December 31, 2022, the Company reported $491,846 and $893,078, respectively, in capital property reserves.

	September 30, 2023	December 31,
Property and Purpose of Reserve	(unaudited)	2022

Franklin Square Property – leasing costs	$411,437	$845,765
Brookfield Center Property – maintenance and leasing cost reserve	80,409	47,313
Total	$491,846	$893,078

Share Retirement

ASC 505-30-30-8 provides guidance on accounting for share retirement and establishes two alternative methods for accounting for the repurchase price paid in excess of par value.  The Company has elected the method by which the excess between par value and the repurchase price, including costs and fees, is recorded to additional paid in capital on the Company’s condensed consolidated balance sheets.  During the three and nine months ended September 30, 2022, the Company repurchased 33,509 shares of common stock, $0.01 par value per share (“Common Shares”), at a total cost of $278,277 at an average price of $8.30 per Common Share (Common Shares and average price adjusted for the Company’s Reverse Stock Split (as defined below)).  The Company incurred fees of $8,266 associated with these transactions.  Of the total repurchase price, $335 was recorded to Common Shares and the difference, $286,208, was recorded to additional paid in capital on the Company’s condensed consolidated balance sheet.  No such amounts were recorded during the three and nine months ended September 30, 2023.

Revenue Recognition

Retail and Flex Center Property Revenues

The Company recognizes minimum rents from its retail center properties and flex center properties on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the condensed consolidated balance sheets. As of September 30, 2023 and December 31, 2022, the Company reported $1,097,570 and $1,022,153, respectively, in unbilled rent. During the three and nine months ended September 30, 2023, the Company recorded a loss on impairment of $0 and $9,435, respectively, related to previously recognized straight-line rent related to a defaulting tenant’s lease.  No such loss on impairment related to straight-line rent was recorded during the three and nine months ended September 30, 2022.

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

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final. Since these differences are determined annually under the leases and accrued as of December 31 in the year earned, no such revenues were recognized during the three and nine months ended September 30, 2023 and 2022.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the three and nine months ended September 30, 2023 and 2022, respectively, no such termination costs were recognized.

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

Hotel Property Operating Expenses

All personnel of the Clemson Best Western Property were directly or indirectly employees of Marshall Hotels and Resorts, Inc. (“Marshall”), the Company’s hotel management firm. In addition to fees and services discussed above, the Clemson Best Western Property reimbursed Marshall for all employee related service costs, including payroll salaries and wages, payroll taxes and other employee benefits paid by Marshall on its behalf.  The total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the three and nine months ended September 30, 2023 were $0 and $0, respectively, and for the three and nine months ended September 30, 2022 were $198,024 and $469,839, respectively.

Management Restructuring Expenses

On March 10, 2023, the Board announced that it had established a Special Committee (the “Special Committee”) to explore potential strategic alternatives focusing on maximizing stockholder value. The Special Committee was comprised solely of independent directors and was charged with exploring potential strategic alternatives including, without limitation, a business combination involving the Company, a sale of all or part of the Company’s assets, joint venture arrangements and/or restructurings, and determining whether a strategic transaction was in the best interest of the Company. On April 18, 2023, the Company announced that the Special Committee was in active discussions with potential parties in pursuit of those alternatives.  On July 12, 2023, the Board approved the Company’s negotiation of the sale of its interests in four properties from the Company's portfolio.  On August 7, 2023, the Company announced that it had ceased to pursue the sale of these properties. Subsequent to this August 7, 2023 announcement, the Special Committee has not taken any further actions.

On July 18, 2023, the Company and the Operating Partnership entered into the Termination Agreement with the Manager, William R. Elliott and Thomas E. Messier, which provided for the immediate termination of the Management Agreement and, among other things, aggregate payments of $1,602,717 in settlement of all amounts payable under the Management Agreement (consisting of a $1,250,000 termination fee and the $352,717 Deferred Acquisition Fee, as defined in Note 9, below).  The Company has recorded the termination fee and other expenses associated with the Special Committee’s exploration of strategic alternatives as management restructuring expenses on its condensed consolidated statement of operations in accordance with ASC 420-10-S99.  Specifically, for the three and nine months ended September 30, 2023, the Company recorded $1,452,904 and $1,846,329, respectively, in management restructuring expenses.  No such expenses were recorded for the three and nine months ended September 30, 2022.

Rent and other receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of September 30, 2023 and December 31, 2022, the Company’s allowance for uncollectible rent totaled $0 and $47,109, respectively, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables.  Management determined that no additional general reserve is considered necessary as of September 30, 2023 and December 31, 2022, respectively.

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

During the three and nine months ended September 30, 2022, the Company's Clemson Best Western TRS entity generated a taxable loss, so no income tax was recorded.  During the three and nine months ended September 30, 2023, the Company no longer owned the Clemson Best Western Hotel Property.

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

The first noncontrolling interest is in the Hanover Square Property in which the Company owns an 84% tenancy in common interest through its subsidiary and an outside party owns a 16% tenancy in common interest. The Hanover Square Property’s net (loss) income is allocated to the noncontrolling ownership interest based on its 16% ownership. During the three and nine months ended September 30, 2023, 16% of the Hanover Square Property’s net loss of $1,408 and $9,265, respectively, or $225 and $1,482, respectively, was allocated to the noncontrolling ownership interest.  During the three and nine months ended September 30, 2022, 16% of the Hanover Square Property’s net income of $52,923 and $96,382, respectively, or $8,468 and $15,421, respectively, was allocated to the noncontrolling ownership interest.

The second noncontrolling interest is in the Parkway Property in which the Company owns an 82% tenancy in common interest through its subsidiary and an outside party owns an 18% tenancy in common interest. The Parkway Property’s net income is allocated to the noncontrolling ownership interest based on its 18% ownership. During the three and nine months ended September 30, 2023, 18% of the Parkway Property's net income of $12,215 and $56,005, respectively, or $2,199 and $10,081, respectively, was allocated to the noncontrolling ownership interest.  During the three and nine months ended September 30, 2022, 18% of the Parkway Property’s net income of $93,231 and $172,368 or $16,782 and $31,027, respectively, was allocated to the noncontrolling ownership interest.

The third noncontrolling ownership interest is the common units of the Operating Partnership (the “Operating Partnership Units”) that are not held by the REIT. In 2017, 15,625 Operating Partnership Units were issued to members of the selling limited liability company which owned the Hampton Inn Property who elected to participate in a 721 exchange, which allows the exchange of interests in real property for shares in a real estate investment trust. These members of the selling limited liability company invested $1,175,000 in the Operating Partnership in exchange for 15,625 Operating Partnership Units. Additionally, as discussed above, effective on January 1, 2020, 11,731 Operating Partnership Units were issued in exchange for approximately 3.45% of the noncontrolling owner’s tenant in common interest in the Hampton Inn Property. On August 31, 2020, a holder of Operating Partnership Units converted 665 Operating Partnership Units into Common Shares. As of September 30, 2023 and December 31, 2022 there were 26,691 Operating Partnership Units outstanding. Outstanding Operating Partnership Units have been adjusted for the Reverse Stock Split (as defined below).  (See note 7, below).

The Operating Partnership Units not held by the REIT represent 1.19% of the outstanding Operating Partnership Units as of September 30, 2023 and December 31, 2022.  The noncontrolling interest percentage is calculated at any point in time by dividing the number of Operating Partnership Units not owned by the Company by the total number of Operating Partnership Units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships Units are issued or as Operating Partnership Units are exchanged for the Company’s $0.01 par value per share Common Shares. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net loss is allocated to the noncontrolling Operating Partnership Unit holders based on their ownership interest.

During the three and nine months ended September 30, 2023, a weighted average of 1.19% of the Operating Partnership’s net income (loss) of $41,437 and ($241,898), respectively, or $493 and ($2,878), respectively, was allocated to the noncontrolling unit holders.  During the three and nine months ended September 30, 2022, a weighted average of 1.21% of the Operating Partnership’s net loss of $1,233,543 and $1,671,091, respectively, or $14,926 and $20,275, respectively, was allocated to the noncontrolling Operating Partnership Unit holders.

Reclassifications

All per share amounts, Common Shares outstanding, Operating Partnership Units outstanding, and stock-based compensation amounts for all periods presented reflect our one-for-eight reverse stock split (the “Reverse Stock Split”), which was effective May 3, 2023. (See Completion of 1-for-8 Reverse Stock Split under Note 7, below.)

During the three and six months ended June 30, 2023, the Company recorded $151,975 and $393,425, respectively, in expenses related to its management restructuring as legal, accounting and other professional fees on its condensed consolidated statement of operations.  These costs were reclassified to management restructuring expenses on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2023.   (See Management Restructuring Expenses, above.)

Recent Accounting Pronouncements

Since its initial public offering, the Company elected to be classified as an emerging growth company in its periodic reporting to the U.S. Securities and Exchange Commission (the “SEC”), and accordingly followed the private company implementation dates for new accounting pronouncements.  Effective for the three and nine months ended September 30, 2023, the Company is no longer classified as an emerging growth company but has retained its classification as a smaller reporting company and therefore follows implementation dates applicable to smaller reporting companies with respect to new accounting pronouncements. In addition, the Company has elected to follow scaled disclosure requirements applicable to smaller reporting companies.

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

As a “lessor”, the Company has active lease agreements with over 130 tenants across its portfolio of investment properties. On a prospective and retrospective basis, the accounting for those leases under ASU 2016-02 (ASC No. 842) is substantially unchanged from the previous guidance in ASC No. 840. However, upon the adoption of ASC No. 842, the Company has elected the practical expedient permitting lessors to elect by class of underlying asset to not separate non-lease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC No. 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. Prior to the adoption of ASC No. 842, the Company separated lease-related revenue from its retail center and flex center properties into two components. Fixed rental payments under its leases (recognized on a straight-line basis over the term of the underlying lease) were recorded as retail center property revenues and flex center property revenues. Variable payments under the leases made by tenants for real estate taxes, insurance and common area maintenance (“CAM”) expenses were recorded as retail center and flex center tenant reimbursements. With the adoption of ASC No. 842, the Company determined that its retail center and flex center operating leases qualify for the non-separation practical expedient based on the guidance. As a result, the Company has accounted for and presented the revenues from these leases, including tenant reimbursements, as a single line item on its condensed consolidated statements of operations.

Debt With Conversion Options

In August 2020, the FASB issued ASU 2020-06, Debt - Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The objective of ASU 2020-06 is to reduce the current complexity involved in accounting for convertible financial instruments by reducing the number of accounting models applicable to those instruments in the existing guidance. Following the adoption of ASU 2020-06, companies are expected to encounter fewer instances in which a convertible financial instrument must be separated into a debt or equity component and a derivative component for accounting purposes due to the embedded conversion feature. As a result of these revisions, debt instruments issued with a beneficial conversion feature will no longer require separation and thus will be accounted for as a single debt instrument under the updated guidance. In addition to those changes, ASU 2020-06 adds several incremental financial statement disclosures with respect to a company’s convertible financial instruments and makes certain refinements with respect to calculating the effect of those instruments on a company’s diluted earnings per share. ASU 2020-06 became effective for public companies for fiscal years beginning after December 15, 2021 (including interim periods within those fiscal years), and for private companies, fiscal years beginning after December 15, 2022. Early adoption of the guidance was permitted, but no earlier than fiscal years beginning after December 15, 2020. The updated guidance in ASU 2020-06 was adopted effective January 1, 2023, which did not have a material impact on the Company’s condensed consolidated financial statements.

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

Effects of Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The London Interbank Offered Rate (LIBOR), which has been widely used as a reference interest rate in debt agreements and other contracts, was effectively discontinued for new contracts as of December 31, 2021, and its publication for existing contracts was discontinued as of June 30, 2023. Financial market regulators in certain jurisdictions throughout the world undertook reference rate reform initiatives to guide the transition and modification of debt agreements and other contracts that are based on LIBOR to the successor reference rate designated to replace it. ASU 2020-04 was issued to provide companies impacted by these changes with the opportunity to elect certain expedients and exceptions that are intended to ease the potential burden of accounting for or recognizing the effects of reference rate reform on financial reporting.  Under ASU 2020-04, companies were permitted to elect to use the expedients and exceptions provided therein for any reference rate contract modifications that occurred in reporting periods that encompassed the timeline from March 12, 2020 to December 31, 2022. The FASB subsequently issued ASU 2022-06, Reference Rate Reform (Topic 848):  Deferral of the Sunset of Topic 848, to extend that timeline from December 31, 2022 to December 31, 2024.  The Company’s Parkway Property is financed by a mortgage loan with a corresponding interest rate protection agreement which both used USD LIBOR as the reference interest rate (see Note 5, below).  The mortgage loan matures on November 1, 2031, and the interest rate protection agreement expires on December 1, 2026.  Effective July 1, 2023, the mortgage loan on the Parkway Property and the interest rate protection agreement were modified to replace the USD LIBOR reference rate with the corresponding Secured Overnight Financing Rate (see Note 5, below).  The Company elected to apply the expedients and exceptions provided in ASU 2020-04 to these changes.  The Company elected to account for the incorporation of the corresponding Secured Overnight Financing Rate as the replacement reference rate prospectively without requiring contract modification accounting or reassessment of the effectiveness of the interest rate protection transaction.  The reference rate changes and the application of the expedients in ASU 2020-04 did not have a material impact on the Company’s condensed consolidated financial statements.

Upcoming Accounting Pronouncements

Disclosure Improvements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements:  Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.  ASU 2023-06 amends various subtopics of the FASB Accounting Standards Codification to incorporate into generally accepted accounting principles certain incremental presentation and disclosure requirements that were added to the SEC’s reporting regulations for public companies in 2018.  Several of these presentation and disclosure requirements are applicable to the Company, including disclosures related to mortgaged assets, unused lines of credit, the presentation of gains and losses from derivative instruments in the statement of cash flows, and the tax status of distributions to stockholders.  The amendments made to the specific subtopics of the Codification become effective only if and when the SEC removes the related presentation or disclosure requirement from its regulations by June 30, 2027.  As a public company, Medalist is already subject to the relevant presentation and disclosure requirements under the existing SEC regulations, and therefore the related amendments to the Codification will not have a material impact on the Company’s financial statements.

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

3.      Investment Properties

Investment properties consist of the following:

	September 30, 2023	December 31,
	(unaudited)	2022
Land	$16,526,436	$16,526,436
Site improvements	4,731,249	4,719,926
Buildings and improvements (1)	65,549,244	64,669,498
Investment properties at cost (2)	86,806,929	85,915,860
Less accumulated depreciation	11,931,120	9,400,908
Investment properties, net	$74,875,809	$76,514,952
(1)	Includes tenant improvements (both those acquired as part of the acquisition of the properties and those constructed after the properties’ acquisition), capitalized leasing commissions and other capital costs incurred post-acquisition.
(2)	Excludes intangible assets and liabilities (see Note 2, above, for a discussion of the Company’s accounting treatment of intangible assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $933,377 and $2,768,969 for the three and nine months ended September 30, 2023, and $907,221 and $2,471,365 for the three and nine months ended September 30, 2022, respectively.

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

The Company generally records depreciation of capitalized tenant improvements on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	September 30,
	2023	December 31,
	(unaudited)	2022
Capitalized tenant improvements – acquisition cost allocation, net	$2,670,837	$3,178,534
Capitalized tenant improvements incurred subsequent to acquisition, net	834,423	338,836

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $160,546 and $499,041 for the three and nine months ended September 30, 2023, respectively, and $185,144 and $441,594 for the three and nine months ended September 30, 2022, respectively.  Additionally, the Company wrote off capitalized tenant improvements of $8,656 associated with the tenant that abandoned its premises during the nine months ended September 30, 2023.  No such write offs were recorded during the three and nine months ended September 30, 2022.

During the three and nine months ended September 30, 2023, the Company recorded $131,667 and $621,306, respectively, in capitalized tenant improvements.  During the three and nine months ended September 30, 2022, the Company recorded $97,858 and $159,941, respectively, in capitalized tenant improvements.

Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $51,158 and $125,719 for the three and nine months ended September 30, 2023, respectively, and $23,968 and $67,964 for the three and nine months ended September 30, 2022, respectively.

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

The Company generally records depreciation of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	September 30, 2023	December 31,
	(unaudited)	2022
Capitalized leasing commissions, net	$759,076	$555,956

During the three and nine months ended September 30, 2023, the Company recorded $173,080 and $317,155, respectively, in capitalized leasing commissions. During the three and nine months ended September 30, 2022, the Company recorded $24,195 and $223,958, respectively, in capitalized leasing commissions. Depreciation on capitalized leasing commissions was $40,736 and $108,162 for the three and nine months ended September 30, 2023, respectively. Depreciation on capitalized leasing commissions was $26,942 and $71,379 for the three and nine months ended September 30, 2022, respectively. Additionally, the Company wrote off capitalized leasing commissions of $5,873 associated with a tenant that abandoned its premises during the three and nine months ended September 30, 2023.  No such write offs were recorded during the three and nine months ended September 30, 2022.

Disposal of investment property

On September 29, 2022, the Company sold the Clemson Best Western Hotel Property to an unrelated third party for a sale price of $10,015,000, resulting in a loss on disposal of investment properties of $389,471 reported on the Company's condensed consolidated statement of operations for the three and nine months ended September 30, 2022.

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

Operating results of the Clemson Best Western Hotel Property which are included in continuing operations, are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Hotel property room revenues	$—	$376,560	$—	$1,494,836
Hotel property other revenues	—	2,749	—	12,813
Total Revenue	—	379,309	—	1,507,649
Hotel property operating expenses	—	589,311	—	1,302,114
Impairment of assets held for sale	—	—	—	175,671
Total Operating Expenses	—	589,311	—	1,477,785
Loss on disposal of investment properties	—	(389,471)	—	(389,471)
Operating Income	—	(599,473)	—	(359,607)
Interest expense	—	147,589	—	426,757
Net Loss from Operations	—	(747,062)	—	(786,364)
Other (loss) income	—	(172)	—	(48)
Net Loss	—	(747,234)	—	(786,412)
Net loss attributable to Operating Partnership noncontrolling interests	—	(11,697)	—	(12,040)
Net Loss Attributable to Medalist Common Shareholders	$—	$(735,537)	$—	$(774,372)

2022 Property Acquisitions

On June 13, 2022, the Company completed its acquisition of the Salisbury Marketplace Property, a 79,732 square foot retail property located in Salisbury, North Carolina, through a wholly owned subsidiary.  The Salisbury Marketplace Property, built in 1986, was 88.4% leased as of September 30, 2023, and is anchored by Food Lion, Citi Trends and Family Dollar.  The purchase price for the Salisbury Marketplace Property was $10,025,000 paid through a combination of cash provided by the Company and the incurrence of new mortgage debt.  The Company’s total investment was $10,279,714.  The Company incurred $254,714 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

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

For the following periods during which the mandatorily redeemable preferred stock has been outstanding, the Company has paid a cash dividend on the stock equal to 8% per annum, paid quarterly, as follows:

		Amount
Payment Date	Record Date	per share	For the period
April 27, 2020	April 24, 2020	$0.37	February 19, 2020 - April 27, 2020
July 24, 2020	July 22, 2020	0.50	April 28, 2020 - July 24, 2020
October 26, 2020	October 23, 2020	0.50	July 25, 2020 - October 26, 2020
February 1, 2021	January 29, 2021	0.50	October 27, 2020 - February 1, 2021
April 30, 2021	April 26, 2021	0.50	February 2, 2021 – April 30, 2021
July 26, 2021	July 12, 2021	0.50	May 1, 2021 - July 26, 2021
October 27, 2021	October 25, 2021	0.50	July 27, 2021 – October 26, 2021
January 20, 2022	January 13, 2022	0.50	October 27, 2021 – January 19, 2022
April 21, 2022	April 18, 2022	0.50	January 20, 2022 - April 20, 2022
July 21, 2022	July 18, 2022	0.50	April 21, 2022 - July 20, 2022
October 20, 2022	October 17, 2022	0.50	July 21, 2022 - October 19, 2022
January 27, 2023	January 24, 2023	0.50	October 20, 2022 - January 19, 2023
April 28, 2023	April 25, 2023	0.50	January 20, 2023 - April 20, 2023
November 1, 2023	October 30, 2023	0.50	April 21, 2023 - July 20, 2023
November 1, 2023	October 30, 2023	0.50	July 21, 2023 - October 20, 2023

On July 12, 2023, the Board approved the temporary suspension of dividends on the Company’s mandatorily redeemable preferred stock.  The Company continued to accrue unpaid dividends as an accrued liability on its condensed consolidated balance sheets.  As of September 30, 2023 and December 31, 2022, the Company recorded $170,004 and $70,004, respectively, in accrued but unpaid dividends on the Company’s mandatorily redeemable preferred stock. This amount is reported in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets.  On October 18, 2023 the Board declared dividends on the Company’s mandatorily redeemable preferred stock for the second and third quarters of 2023 payable on November 1, 2023 to holders of record on October 30, 2023.

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

Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $61,408 and $180,303 was included in interest expense for the three and nine months ended September 30, 2023, respectively, and $56,311 and $165,338 was included in interest expense for the three and nine months ended September 30, 2022, respectively, in the accompanying condensed consolidated statements of operations. Accumulated amortization of the discount and deferred financing costs was $769,942 and $589,639 as of September 30, 2023 and December 31, 2022, respectively.

5.      Loans Payable

Mortgages Payable

The Company’s mortgages payables, net consists of the following:

				September 30,
	Monthly	Interest		2023	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2022
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Hanover Square (b)	$78,098	6.94%	December 2027	9,683,815	9,877,867
Ashley Plaza (c)	$52,795	3.75%	September 2029	10,765,077	10,930,370
Brookfield Center (d)	$22,876	3.90%	November 2029	4,594,324	4,663,206
Parkway Center (e)	$28,161	Variable	November 2031	4,890,170	4,992,427
Wells Fargo Facility (f)	$103,438	4.50%	June 2027	18,078,183	18,351,981
Unamortized issuance costs, net				(644,625)	(725,592)
Total mortgages payable, net				$60,616,944	$61,340,259
(a)	The mortgage loan for the Franklin Square Property in the principal amount of $13,250,000 has a ten-year term and a maturity date of December 6, 2031. The mortgage loan bears interest at a fixed rate of 3.808% and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage loan includes covenants for the Company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and for the Company to maintain liquid assets of no less than $1,000,000. As of September 30, 2023 and December 31, 2022 the Company believes that it is compliant with these covenants. The Company has guaranteed the payment and performance of the obligations of the mortgage loan.
(b)	The mortgage loan for the Hanover Square Property bore interest at a fixed rate of 4.25% until January 1, 2023, when the interest rate adjusted to a fixed rate of 6.94%, which was determined by adding 3.00% to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25%. As a result of the interest rate change, as of February 1, 2023, the fixed monthly payment of $56,882 increased to $78,098 which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule. The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 and (ii) maintain a loan-to-value of real estate ratio of 75%. As of September 30, 2023 and December 31, 2022, respectively, the Company believes that it is compliant with these covenants.
(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.
(d)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90% and was interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.
(e)	The interest rate for the mortgage loan for the Parkway Property was originally based on ICE LIBOR plus 225 basis points, with a minimum rate of 2.25%. After the discontinuation of LIBOR on June 30, 2023, the ICE LIBOR index was replaced by 1 month CME Term SOFR (“SOFR”), with an adjusted margin of 236.44 basis points. Under the terms of the mortgage, the interest rate payable each month shall not change by greater than 1% during any six-month period and 2% during any 12-month period. As of September 30, 2023 and December 31, 2022 the rate in effect for the Parkway Property mortgage was 6.05% and 4.3117%, respectively. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule. The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis. As of September 30, 2023 and December 31, 2022, respectively, the Company believes that it is compliant with this covenant.
(f)	On June 13, 2022, the Company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property. The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule, is $103,438. The Company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a minimum debt yield of 9.5% on the Salisbury Marketplace, Lancer Center and Greenbrier Business Center properties, and the maintenance of liquid assets of not less than $1,500,000. As of September 30, 2023 and December 31, 2022, respectively, the Company believes that it is compliant with these covenants.

The Company refinanced the mortgage loan for the Lancer Center Property using proceeds from the Wells Fargo Facility.  The Company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for the nine months ended September 30, 2022, recorded a loss on extinguishment of debt of $113,282.  The original mortgage loan for the Lancer Center Property bore interest at a fixed rate of 4.00%.  The monthly payment was $34,667 which included interest at the fixed rate and principal, based on a twenty-five-year amortization schedule.   No such loss was recorded during the three months ended September 30, 2022, or the three and nine months ended September 30, 2023.

The Company refinanced the mortgage loan for the Greenbrier Business Center Property using proceeds from the Wells Fargo Facility. The Company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for the nine months ended September 30, 2022, recorded a loss on extinguishment of debt of $56,393.  The Company assumed the original mortgage loan for the Greenbrier Business Center Property from the seller. No such loss was recorded during the three months ended September 30, 2022, or the three and nine months ended September 30, 2023.

Interest rate protection transaction

On October 28, 2021, the Company entered into an interest rate protection transaction to limit its exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property (the “Interest Rate Protection Transaction”).  Under this agreement, the Company’s interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%. Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR.  As of September 30, 2023, SOFR was 5.32% and as of December 31, 2022, USD 1-Month ICE LIBOR was 4.39%.  In accordance with the guidance on derivatives and hedging, the Company records all derivatives on the condensed balance sheet at fair value under other assets. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of the Interest Rate Protection Transaction is valued by an independent, third-party consultant which uses observable inputs such as yield curves, volatilities and other current market data, all of which are considered Level 2 inputs.  As of September 30, 2023 and December 31, 2022, the fair value of the Interest Rate Protection Transaction was $282,953 and $258,279, respectively, and is recorded under other assets on the Company’s condensed balance sheets. The Company reports changes in the fair value of the derivative in other income on its condensed consolidated statements of operations.

For the period from September 1, 2022 through June 30, 2023, LIBOR, and for the period from July 1, 2023 through September 30, 2023, SOFR exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced the Company’s net interest expense. Payments to the Company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2023.  No such payments were received during the three and nine months ended September 30, 2022 because the LIBOR rate in effect did not exceed the LIBOR cap.

Wells Fargo Line of Credit

On June 13, 2022, the Company, through its wholly owned subsidiaries, entered into a loan agreement with Wells Fargo Bank for a $1,500,000 line of credit (the “Wells Fargo Line of Credit”).  On May 2, 2023, the Company and Wells Fargo Bank entered into the First Amendment to Revolving Line of Credit Note which extended the maturity date of the Wells Fargo Line of Credit to June 9, 2024.  As of September 30, 2023 and December 31, 2022 the Wells Fargo Line of Credit had an outstanding balance of $1,000,000 and $0, respectively.  Outstanding balances on the Wells Fargo Line of Credit will bear interest at a floating rate of 2.25% above daily SOFR.  As of September 30, 2023 and December 31, 2022, SOFR was 5.32% and 4.3%, respectively.  The Wells Fargo Line of Credit has a one-year term, is unconditionally guaranteed by the Company, and any outstanding balances are due on the June 9, 2024 maturity date and are secured by the Lancer Center Property, the Greenbrier Business Center Property and the Salisbury Marketplace Property.

Loss on Extinguishment of Debt – Clemson Best Western Property Mortgage Payable

On September 29, 2022, the Company sold the Clemson Best Western Property and repaid the Clemson Best Western Property mortgage payable. The Company accounted for the repayment of the mortgage payable under debt extinguishment accounting in accordance with ASC 470.  During the three and nine months ended September 30, 2022, the Company recorded a loss on extinguishment of debt of $219,532, consisting of $84,900 in fees paid to the lender and $134,632 of unamortized loan issuance costs.  No such loss was recorded during the three and nine months ended September 30, 2023.

Interest expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the three months ended September 30, 2023
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$128,943	$7,093	$—	$—	$136,036
Hanover Square	166,532	3,223	—	—	169,755
Ashley Plaza	103,339	4,358	—	—	107,697
Brookfield Center	45,943	2,837	—	—	48,780
Parkway Center	74,047	2,757	(29,953)	—	46,851
Wells Fargo Facility	208,298	6,721	—	—	215,019
Wells Fargo Line of Credit	—	—	—	14,636	14,636
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	61,408	—	100,000	161,408
Total interest expense	$727,102	$88,397	$(29,953)	$114,636	$900,182

	For the three months ended September 30, 2022
	(unaudited)
		Amortization
	Mortgage	of discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square	$128,943	7,093	—	136,036
Hanover Square	108,222	3,223	—	111,445
Ashley Plaza	105,438	4,357	—	109,795
Clemson Best Western	146,507	—	1,082	147,589
Brookfield Center	46,844	2,838	—	49,682
Parkway Center	56,023	2,757	—	58,780
Wells Fargo Facility	212,895	6,722	—	219,617
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	56,311	100,000	156,311
Total interest expense	$804,872	$83,301	$101,082	$989,255

	For the nine months ended September 30, 2023
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$382,625	$21,279	$—	$—	$403,904
Hanover Square	506,699	9,668	—	—	516,367
Ashley Plaza	308,208	13,073	—	—	321,281
Brookfield Center	137,001	8,512	—	—	145,513
Parkway Center	155,640	8,270	(74,950)	—	88,960
Wells Fargo Facility	621,513	20,165	—	—	641,678
Wells Fargo Line of Credit	—	—	—	14,636	14,636
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	180,303	—	300,000	480,303
Total interest expense	$2,111,686	$261,270	$(74,950)	$314,636	$2,612,642

	For the nine months ended September 30, 2022
	(unaudited)
		Amortization
	Mortgage	of discounts and	Other
	Interest	capitalized	interest
	Expense	issuance costs	expense	Total
Franklin Square	$382,625	21,279	—	$403,904
Hanover Square	319,640	9,668	—	329,308
Ashley Plaza	314,378	13,072	—	327,450
Clemson Best Western	425,109	—	1,648	426,757
Brookfield Center	139,646	8,513	—	148,159
Lancer Center	115,179	11,928	—	127,107
Greenbrier Business Center	81,409	1,155	—	82,564
Parkway Center	124,490	8,270	—	132,760
Wells Fargo Facility	254,766	6,722	—	261,488
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	165,338	300,000	465,338
Total interest expense	$2,157,242	$245,945	$301,648	$2,704,835

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of September 30, 2023 (unaudited)		As of December 31, 2022
		Accumulated		Accumulated
		amortization of		amortization
	Accrued	capitalized	Accrued	of capitalized
	interest	issuance costs	interest	issuance costs
Franklin Square	$42,046	$52,015	$43,448	$30,736
Hanover Square	57,871	69,548	38,792	59,880
Ashley Plaza	33,641	71,181	35,296	58,109
Brookfield Center	—	45,406	—	36,893
Parkway Center	24,655	21,134	26,502	12,864
Wells Fargo Facility	67,810	33,609	—	13,444
Wells Fargo Line of Credit	6,503	—	—	—
Amortization and accrued preferred stock dividends on mandatorily redeemable preferred stock (1)	170,004	769,942	70,004	589,639
Total	$402,530	$1,062,835	$214,042	$801,565
(1)	Recorded as accrued interest under accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of September 30, 2023 are as follows:

For the remaining three months ending December 31, 2023	$268,067
2024	1,093,513
2025	1,391,757
2026	1,461,762
2027	26,029,841
Thereafter	31,016,629
Total principal payments and debt maturities	61,261,569
Less unamortized issuance costs	(644,625)
Net principal payments and debt maturities	$60,616,944

6.      Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of September 30, 2023 are as follows:

For the remaining three months ending December 31, 2023	$2,049,100
2024	7,559,620
2025	6,665,165
2026	4,839,693
2027	3,683,619
Thereafter	10,087,545
Total minimum rents	$34,884,742

7.      Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 Common Shares, and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 98.81% interest in the Operating Partnership as of September 30, 2023 and December 31, 2022. Limited partners in the Operating Partnership who have held their Operating Partnership Units for one year or longer have the right to redeem their common Operating Partnership Units for cash or, at the REIT’s option, Common Shares at a ratio of one Operating Partnership Unit for one common share. Under the Agreement of Limited Partnership, distributions to Operating Partnership Unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per Operating Partnership Unit as dividends per share are paid to the REIT’s holders of Common Shares.

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

On May 18, 2023, the Company received written notice from the Nasdaq Stock Market LLC stating that the Company had regained compliance with the Minimum Bid Price Requirement for continued listing on Nasdaq because the Company’s Common Shares had a closing bid price of at least $1.00 per share for ten consecutive business days. Accordingly, the Listing Qualifications Staff considers the matter closed.

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

The Reverse Stock Split was intended to help the Company regain compliance with the Minimum Bid Price Requirement. On May 18, 2023, the Company received written notice from the Nasdaq Stock Market LLC stating that the Company had regained compliance with the Minimum Bid Price Requirement for continued listing on the Nasdaq Capital Market because the Company’s Common Shares had a closing bid price of at least $1.00 per share for ten consecutive business days. According to the May 18, 2023 notice from the Nasdaq Stock Market LLC, the Listing Qualifications Staff considers the matter closed.

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

The foregoing descriptions of the First Amendment and the Second Amendment do not purport to be complete and are qualified in their entirety by reference to each amendment, copies of which were filed as Exhibit 3.3 and Exhibit 3.4, respectively, to the Company’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023.

Shelf Registration

On June 21, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC. The registration statement is intended to provide the Company additional flexibility to finance future business opportunities through timely and cost-effective access to capital markets. Under the shelf registration statement, the Company may, from time to time, issue Common Shares up to an aggregate amount of $150 million. The shelf registration statement was declared effective by the SEC on July 27, 2021. The Company incurred $84,926 in legal costs, filing fees and other costs associated with this registration which are recorded as offering costs as part of stockholders' equity on the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively.

Standby Equity Purchase Agreement

On November 17, 2021, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with a financing entity. Under this agreement, the Company will be able to sell up to $6,665,299 of Common Shares at the Company’s request any time during the 36 months following the execution of the SEPA. The shares would be purchased at 96.5% of the market price (as defined in the agreement) and would be subject to certain limitations, including that the financing entity could not purchase any shares that would result in it owning more than 4.99% of the Company’s outstanding Common Shares.  As of September 30, 2023, the Company has generated net proceeds of $1,538,887 from the issuance of 180,676 shares at an average price of $8.52 per common share under the SEPA.

Issuance Date	Shares Issued	Price Per Share	Total Proceeds
March 3, 2022	11,325	$8.70	$98,574
March 14, 2022	34,524	8.40	290,000
March 17, 2022	34,851	8.61	300,000
March 21, 2022	59,258	8.44	500,000
April 1, 2022	40,718	8.60	350,313
Total	180,676	$8.52	$1,538,887

Common Stock Repurchase Plan

In December 2021, the Board approved a program to purchase up to 62,500 Common Shares in the open market, up to a maximum price of $38.40 per share (the “Common Stock Repurchase Plan”). As of September 30, 2023, the Company had repurchased 33,509 Common Shares in the open market under the Common Stock Repurchase Plan at a total cost of $278,277 at an average price of $8.30 per share.  The Company incurred fees of $8,266 associated with these transactions.  All repurchased Common Shares were retired in accordance with Maryland law.

Purchase (Trade) Date	Shares Purchased	Price Per Share	Total Cost (1)
January 4, 2022	50	$8.48	$424
January 5, 2022	6,026	8.48	51,093
January 6, 2022	12,500	8.36	104,556
January 7, 2022	3,750	8.40	31,500
January 10, 2022	6,250	8.16	51,000
January 14, 2022	12	8.08	101
January 21, 2022	4,921	8.05	39,603
Total	33,509	$8.30	$278,277
(1)	Total cost before transaction fees.

On October 18, 2023, the Board approved the repurchase of an additional 200,000 Common Shares for a maximum price of $6.00 per share under the Common Stock Repurchase Plan previously approved by the Board in December 2021.  Following the approval of the increase, the Company may purchase up to 228,991 Common Shares in total under the Common Stock Repurchase Plan.  Shares will be repurchased, if at all, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The Company’s decision to repurchase its shares, as well as the timing of such repurchases will depend on a variety of factors that include the ongoing assessment of the Company’s capital needs, market conditions and the price of the Company’s common stock and other corporate considerations, all as determined by management. The repurchase program does not obligate the Company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at the Company's discretion.

Common Shares and Operating Partnership Units outstanding

As of September 30, 2023 and December 31, 2022, there were 2,245,501 and 2,246,494 Operating Partnership Units outstanding, respectively, with the REIT owning 2,218,810 and 2,219,803 of these Operating Partnership Units, respectively. The remaining 26,691 Operating Partnership Units are held by noncontrolling, limited partners. As of September 30, 2023 and December 31, 2022, there were 2,218,810 and 2,219,803 Common Shares of the REIT outstanding, respectively. As of September 30, 2023 and December 31, 2022 there were 26,691 Operating Partnership Units held by noncontrolling, limited partners that were eligible for conversion to Common Shares.

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

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common

Shares, including any dilutive shares. As of September 30, 2023 and 2022, all of the 26,691 Operating Partnership’s Units held by noncontrolling, limited partners were eligible to be converted, on a one-to-one basis, into Common Shares. The Operating Partnership Units and the equivalent Common Shares attributable to the convertible debentures have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's loss per common share is determined as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted shares outstanding
Weighted average Common Shares – basic	2,218,810	2,179,993	2,219,262	2,121,540
Effect of conversion of Operating Partnership Units	26,691	26,691	26,691	26,691
Weighted average Common Shares – diluted	2,245,501	2,206,684	2,245,953	2,148,231

Calculation of earnings per share – basic and diluted
Net loss attributable to common shareholders	$(1,948,827)	$(1,754,458)	$(4,047,786)	$(3,758,629)
Weighted average Common Shares – basic and diluted	2,218,810	2,179,993	2,219,262	2,121,540
Loss per share – basic and diluted	$(0.88)	$(0.80)	$(1.82)	$(1.77)

Dividends and Distributions

During the three and nine months ended September 30, 2023, dividends in the amount of $0.00 and $0.16, respectively, per share were paid on January 27, 2023, to stockholders of record on January 24, 2023 and on April 28, 2023 to shareholders of record on April 24, 2023.  During the three and nine months ended September 30, 2022, dividends in the amount of $0.16 and $0.48, respectively, per share were paid on January 20, 2022, to stockholders of record on January 13, 2022 and on April 21, 2022 to shareholders of record on April 18, 2022.  Total dividends and distributions to noncontrolling interests paid during the three and nine months ended September 30, 2023 and 2022, respectively, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Common shareholders (dividends)	$—	$348,799	$354,394	$1,014,048
Hanover Square Property noncontrolling interest (distributions)	—	24,800	16,000	41,200
Parkway Property noncontrolling interest (distributions)	—	9,000	—	48,600
Operating Partnership Unit holders (distributions)	—	4,271	4,271	12,812
Total dividends and distributions	$—	$386,870	$374,665	$1,116,660

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in South Carolina, North Carolina and Virginia, which represented 100% of the total annualized base revenues of the properties in its portfolio as of September 30, 2023. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

As of September 30, 2023 and December 31, 2022, all of the Company’s long-term debt either bore interest at fixed rates or was capped to a fixed rate. The Company’s debt obligations are more fully described in Note 5, Loans Payable, above.

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

9.      Related Party Transactions

Medalist Fund Manager, Inc.

For all periods prior to July 18, 2023, the Company was externally managed by the Manager, which made all investment decisions for the Company, which were subject to the approval of the Board’s Acquisition Committee. The Manager oversaw the Company’s overall business and affairs and had broad discretion to make operating decisions on behalf of the Company and to make investment decisions.  On July 18, 2023, the Company and the Manager entered into the Termination Agreement terminating the Management Agreement.  After the termination of the Management Agreement, the Company is managed by internal management directed by the Board.

Prior to the termination of the Management Agreement, the Company paid the Manager a monthly asset management fee equal to 0.125% of stockholders’ equity, payable in arrears in cash. For purposes of calculating the asset management fee, the Company’s stockholders’ equity means: (a) the sum of (1) the net proceeds from (or equity value assigned to) all issuances of the Company’s equity and equity equivalent securities (including common stock, common stock equivalents, preferred stock and OP Units issued by the Company’s operating partnership) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that the Company has paid to repurchase its common stock issued in this or any subsequent offering. Stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items (including depreciation and amortization) that have impacted stockholders’ equity as reported in the Company’s condensed consolidated financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Company’s Manager and its independent director(s) and approval by a majority of its independent directors. For the three and nine months ended September 30, 2023, the Company incurred $38,646 and $485,897, respectively, in asset management fees, respectively. For the three and nine months ended September 30, 2022, the Company incurred $221,265 and $653,668, in asset management fees, respectively.  Asset management fees are recorded on the Company’s condensed consolidated statements of operations as (i) retail center property operating expenses ($28,094 and $196,658 for the three and nine months ended September 30, 2023, respectively and $84,282 and $224,796 for the three and nine months ended September 30, 2022, respectively), (ii) hotel property operating expenses ($0 and $0 for the three and nine months ended September 30, 2023, respectively and $6,825 and $20,475 for the three and nine months ended September 30, 2022, respectively), (iii) flex center property operating expenses ($9,225 and $64,575 for the three and nine months ended September 30, 2023, respectively and $27,675 and $81,425 for the three and nine months ended September 30, 2022, respectively) and (iv) legal, accounting and other professional fees ($1,327 and $224,664 for the three and nine months ended September 30, 2023, respectively and $102,483 and $326,972 for the three and nine months ended September 30, 2022, respectively).

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

On March 10, 2023, the Company announced that the Board established the Special Committee to explore potential strategic alternatives focusing on maximizing stockholder value.  In light of the exploration of potential strategic alternatives by the Special Committee, the Company entered into a Letter Agreement, dated as of March 10, 2023, by and among the Company, the Operating Partnership and the Manager (the “2023 Manager Letter Agreement”).  Pursuant to the terms of the 2023 Manager Letter Agreement, the Company further amended the Management Agreement, which provides for the deferral of the acquisition fee payable to the Manager in certain circumstances, to clarify that the Deferred Acquisition Fee Amount (as defined in the 2021 Manager Letter Agreement) will be deferred until the earlier of (i) the date that the public trading price of the Company’s common stock, as reported on the Nasdaq Capital Market, reaches a closing trading price of at least $40.00 per share (adjusted to reflect the Reverse Stock Split); (ii) the effective date of the termination of the Management Agreement as the result of an election by the Company to terminate the Management Agreement (other than on account of any of the events specified in clauses (i) through (vi) of Section 11(a) of the Management Agreement); and (iii) a Change in Control.

For the year ended December 31, 2022, the Company incurred $201,524 in acquisition fees associated with the Salisbury Marketplace Property acquisition, which were allocated and added to the fair value of the Salisbury Marketplace Property tangible assets.  One half of the acquisition fee, or $100,762 was paid in cash and one half of the acquisition fee was accrued in connection with the Deferral Agreement.  For the year ended December 31, 2021, the Company incurred $503,910 in acquisition fees associated with the Lancer Center Property, Greenbrier Business Center Property and Parkway Property, which were allocated and added to the fair value of the Lancer Center Property, Greenbrier Business Center Property and Parkway Property tangible assets. One half of the acquisition fees, or $251,955 was paid in cash and one half of the acquisition fees was accrued in connection with the Deferral Agreement. The accrued portion of the acquisition fee is recorded under accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. As of June 30, 2023 and December 31, 2022, the Company had accrued a total of $352,717 in acquisition fees (the “Deferred Acquisition Fee”) in connection with the Deferral Agreement.  Pursuant to the Termination Agreement, the Company agreed to pay the Deferred Acquisition Fee immediately upon execution of the Termination Agreement.  The Company paid the Deferred Acquisition Fee on July 18, 2023 and, as a result, as of September 30, 2023, had no further Deferred Acquisition Fees accrued on its condensed consolidated balance sheets.

Prior to the termination of the Management Agreement, the Manager would have been entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in this offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to this offering, and (B) 7%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period. For purposes of calculating the incentive fee during the first years after completion of this offering, adjusted funds from operations (“AFFO”) will be determined by annualizing the applicable period following completion of this offering. AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. The Company further adjusts funds from operations (“FFO”) for certain items that are not added to net income in the National Association of Real Estate Investment Trusts’ (NAREIT) definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on real estate investments). No incentive fees were earned or paid during the three and nine months ended September 30, 2023 or 2022, or at any time during the term of the Management Agreement.

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

Mr. C. Elliott is the son of Mr. William R. Elliott, who was, at the time of Mr. C. Elliott’s employment, the Vice Chairman of the Board and President and Chief Operating Officer of the Company.  During the three and nine months ended September 30, 2023, the Company paid the Consultant $16,290 and $105,034, respectively, for services provided by Mr. C. Elliott under the Consulting Agreement.  No such payments were made during the three and nine months ended September 30, 2022.  On July 18, 2023, Mr. C. Elliott resigned as Vice President of the Company and as an employee of the Consultant and provided a full release of the Company’s and the Consultant’s obligations under the Change in Control Agreement. On July 20, 2023, the Company and Mr. C. Elliot entered into a Separation Agreement and General Release (see Note 11, Subsequent Events, below).

Other related parties

The Company pays Shockoe Properties, LLC, a subsidiary of Dodson Properties, LLC, an entity in which one of the owners of the Company’s former Manager holds a 6.32% interest, an annual property management fee of up to 3% of the monthly gross revenues of the Franklin Square, Hanover Square, Ashley Plaza, Brookfield, Lancer Center, Greenbrier Business Center, Parkway and Salisbury properties. These fees are paid in arrears on a monthly basis. During the three and nine months ended September 30, 2023, the Company paid Shockoe Properties, LLC property management fees of $79,738 and $226,381, respectively. During the three and nine months ended September 30, 2022, the Company paid Shockoe Properties, LLC property management fees of $68,487 and $196,877, respectively.

10.      Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. As of September 30, 2023, the Company had the following reportable segments:  retail center properties and flex center properties.  For the three and nine months ended September 30, 2022, the Company had three reportable segments: retail center properties, flex center properties and hotel properties. During the periods presented, there have been no material intersegment transactions.

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

The following table presents property operating revenues, expenses and NOI by product type:

	For the three months ended September 30,
	Hotel properties		Retail center properties		Flex center property		Total
	2023	2022	2023	2022	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$—	$379,309	$1,930,494	$1,850,797	$658,246	$610,967	$2,588,740	$2,841,073
Operating expenses	—	589,311	466,828	491,889	180,164	189,720	646,992	1,270,920
Bad debt expense	—	—	2,083	—	3,586	—	5,669	—
Net operating (loss) income	$—	$(210,002)	$1,461,583	$1,358,908	$474,496	$421,247	$1,936,079	$1,570,153

	For the nine months ended September 30,
	Hotel properties		Retail center properties		Flex center property		Total
	2023	2022	2023	2022	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$—	$1,507,649	$5,725,942	$4,999,089	$1,839,675	$1,834,200	$7,565,617	$8,340,938
Operating expenses	—	1,302,114	1,512,776	1,384,061	535,065	511,771	2,047,841	3,197,946
Bad debt expense	—	—	18,578	7,954	31,290	4,992	49,868	12,946
Net operating income	$—	$205,535	$4,194,588	$3,607,074	$1,273,320	$1,317,437	$5,467,908	$5,130,046

11.      Subsequent Events

As of November 13, 2023, the following events have occurred subsequent to the September 30, 2023 effective date of the condensed consolidated financial statements:

Mandatorily Redeemable Preferred Stock Dividend

On October 18, 2023 the Board declared dividends on the mandatorily redeemable preferred stock for the second and third quarters of 2023 payable on November 1, 2023 to holders of record on October 30, 2023.

Common Stock Repurchase Plan

On October 18, 2023, the Board approved the repurchase of an additional 200,000 Common Shares for a maximum price of $6.00 per share, under the Common Stock Repurchase Plan previously approved by the Board in December 2021.   (See Note 7, above.)

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

Our company was formed to acquire, reposition, renovate, lease and manage income-producing properties, with a primary focus on (i) commercial properties, including flex-industrial and retail properties, (ii) multi-family residential properties and (iii) limited-service hotel properties in secondary and tertiary markets in the southeastern part of the United States, with an expected concentration in Virginia, North Carolina, South Carolina, Georgia, Florida and Alabama. We may also pursue, in an opportunistic manner, other real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, and indirect investments in real property, such as those that may be obtained in a joint venture. While these types of investments are not intended to be a primary focus, we may make such investments in our discretion.  On October 6, 2023, our company released a letter from our then interim CEO and President which included an announcement that our company plans to start evaluating options to create stand-alone, single tenant net lease assets from our existing portfolio and to explore the acquisition of single tenant net lease assets outside of our existing portfolio.  We are still evaluating these options and plan to continue to provide updates when appropriate.

As of September 30, 2023, our company owned and operated eight investment properties, the Shops at Franklin Square (the “Franklin Square Property”), a 134,239 square foot retail property located in Gastonia, North Carolina, the Hanover North Shopping Center (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 164,012 square foot retail property located in Goldsboro, North Carolina, Brookfield Center (the “Brookfield Center Property”), a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina, the Lancer Center, a 181,590 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), the Greenbrier Business Center (the “Greenbrier Business Center Property”), an 89,280 square foot mixed-use industrial/office property located in Chesapeake, Virginia, Parkway 3 & 4 (the “Parkway Property”), a 64,109 square foot mixed-use industrial office property located in Virginia Beach, Virginia, and the Salisbury Marketplace Shopping Center, a 79,732 square foot retail property located in Salisbury, North Carolina (the “Salisbury Marketplace Property”).  As of September 30, 2023, we owned 84% of the Hanover Square Property as a tenant in common with a noncontrolling owner which owned the remaining 16% interest and 82% of the Parkway Property as a tenant in common with a noncontrolling owner which owns the remaining 18% interest.

For all periods prior to July 18, 2023, our company was externally managed by the Manager. On July 18, 2023, our company and the Manager entered into the Termination Agreement terminating the Management Agreement.  Until the termination of the Management Agreement, the Manager made all investment decisions for our company. The Manager oversaw our company’s overall business and affairs and had broad discretion to make operating decisions on behalf of our company and to make investment decisions. After the termination of the Management Agreement, our company is managed by internal management directed by our company’s Board of Directors (the “Board”). Our company’s stockholders are not involved in its day-to-day affairs.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have investments. For the three and nine months ended September 30, 2023, our reportable segments were retail center properties and flex center properties.  Although we sold our interest in the Clemson Best Western Hotel Property on September 29, 2022, we include hotel properties as a third reportable segment for the three and nine months ended September 30, 2022.

Recent Trends and Activities

Reverse 1-for-8 Stock Split

On May 3, 2023, our company completed a reverse stock split of its Common Shares, and a corresponding adjustment to the outstanding common units of the Operating Partnership, at a ratio of 1-for-8 (the “Reverse Stock Split”). The Reverse Stock Split took effect at 5:00 p.m. Eastern Time on May 3, 2023 (the “Effective Time”) and automatically converted every eight Common Shares outstanding at that time into one Common Share.  The Reverse Stock Split was intended to help our company regain compliance with Nasdaq’s Minimum Bid Price Requirement.  On May 18, 2023, our company received written notice from the Nasdaq Stock Market, LLC stating that the Company had regained compliance with the Minimum Bid Price Requirement for continued listing on the Nasdaq Capital Market (“Nasdaq”) because our company’s Common Shares had a closing bid price of at least $1.00 per share for ten consecutive business days. Accordingly, Nasdaq’s Listing Qualifications Staff considers the matter closed.

Establishment of a Special Committee of the Board and Exploration of Strategic Alternatives

On March 10, 2023, the Board announced that it had established the Special Committee to explore potential strategic alternatives focusing on maximizing stockholder value. The Special Committee was comprised solely of independent directors and was charged with exploring potential strategic alternatives including, without limitation, a business combination involving our company, a sale of all or part of our company’s assets, joint venture arrangements and/or restructurings, and determining whether a strategic transaction is in the best interest of our company.

On April 18, 2023, our company provided an update on the Special Committee’s efforts.  Specifically, our company announced that the Special Committee was in active discussions with potential parties in pursuit of those alternatives.  On July 12, 2023, our company’s Board approved our company’s negotiation of the sale of its interests in four properties from our company’s portfolio.  On August 7, 2023, our company announced that it had ceased to pursue the sale of these properties.

Internalization of Management

On July 18, 2023, our  company entered into the Termination Agreement with the Manager, William R. Elliott and Thomas E. Messier, which provided for the immediate termination of the Management Agreement.  In connection with the resulting internalization of our company’s management, Francis P. Kavanaugh was appointed interim CEO and President. On October 18, 2023, Mr. Kavanaugh was appointed CEO and President on a permanent basis.

Sale of the Clemson Best Western Property

On September 29, 2022, our company sold its interest in the Clemson Best Western Property, a 148 room hotel on 5.92 acres in Clemson, South Carolina, to an unrelated purchaser for $10,015,000.  During the three months ended March 31, 2021, our company reclassified the Clemson Best Western Property as assets held for sale.  As part of our continuing evaluation of the amounts previously used for the estimated fair value of the Clemson Best Western asset group that had been reclassified as assets held for sale, during the three months ended March 31, 2022, our company recorded an impairment charge of $175,671 associated with this reclassification.  As a result of the closing of the sale of the Clemson Best Western Property on September 29, 2022, our company recognized a loss on disposal of investment properties of $421,096 for the three and nine months ended September 30, 2022.

Salisbury Marketplace Property Acquisition

On June 13, 2022, our company, through a wholly owned subsidiary, completed its acquisition of the Salisbury Marketplace Property, a 79,732 square foot retail property located in Salisbury, North Carolina.  The Salisbury Marketplace Property, built in 1986, was 91.2% leased as of September 30, 2023, and is anchored by Food Lion, Citi Trends and Family Dollar.  The purchase price for the Salisbury Marketplace Property was $10,025,000 paid through a combination of cash provided by our company and the incurrence of new mortgage debt.  Our company’s total investment was $10,279,714 and we incurred $254,714 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Wells Fargo Mortgage Facility

On June 13, 2022, our company, through its wholly owned subsidiaries, entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500.  The proceeds of the Wells Fargo Mortgage Facility were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property.  The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term.  The monthly payment, which includes interest at the fixed rate, and principal, based on a 25-year amortization schedule, is $103,438.  Our company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility.  The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis and a minimum debt yield of 9.5% on the Salisbury Marketplace, Lancer Center and Greenbrier Business Center properties, and to maintain liquid assets of not less than $1,500,000 on deposit with Wells Fargo Bank.  As of September 30, 2023, our company believes that it is compliant with these covenants.

Wells Fargo Line of Credit

On June 13, 2022, our company, through its wholly owned subsidiaries, entered into a loan agreement with Wells Fargo Bank for a $1,500,000 line of credit (the “Wells Fargo Line of Credit”).  As of September 30, 2023 and December 31, 2022, the Wells Fargo Line of Credit had an outstanding balance of $1,000,000 and $0, respectively.  Outstanding balances on the Wells Fargo Line of Credit bear interest at a floating rate of 2.25% above the daily secured overnight financing rate (“SOFR”).  As of September 30, 2023 and December 31, 2022, SOFR was 5.32% and 4.3%, respectively.  The Wells Fargo Line of Credit has a one-year, renewable term, is unconditionally guaranteed by our company, and any outstanding balances are secured by the Lancer Center Property, the Greenbrier Business Center Property and the Salisbury Marketplace Property.  On May 2, 2023, our company and Wells Fargo Bank entered into the First Amendment to Revolving Line of Credit Note which extended the maturity date of the Wells Fargo Line of Credit to June 9, 2024.  We plan to continue to use the Wells Fargo Line of Credit for general working capital needs and to help fund future acquisitions.

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

Standby Equity Purchase Agreement

On November 17, 2021, our company entered into a Standby Equity Purchase Agreement (the “SEPA”) with a financing entity. Under the SEPA, our company may sell up to $6,665,299 of our shares of common stock at our request any time during the 36 months following the execution of the SEPA. Any shares purchased pursuant to the SEPA would be purchased at 96.5% of the market price (as defined in the SEPA), subject to certain limitations, including that the financing entity could not purchase any shares that would result in it owning more than 4.99% of our company’s outstanding common stock.  As of September 30, 2023, our company has generated net proceeds of $1,538,887 from the issuance of 180,675 shares of our common stock at an average price of $8.52 per share under the SEPA.

Issuance Date	Shares Issued	Price Per Share	Total Proceeds
March 3, 2022	11,325	$8.70	$98,574
March 14, 2022	34,524	8.40	290,000
March 17, 2022	34,851	8.61	300,000
March 21, 2022	59,258	8.44	500,000
April 1, 2022	40,718	8.60	350,313
Total	180,676	$8.52	$1,538,887

Common Stock Repurchase Plan

In December 2021, the Board approved a program to purchase up to 62,500 Common Shares in the open market, up to a maximum price of $38.40 per share (the “Common Stock Repurchase Plan”).  As of September 30, 2023, we have repurchased a total of 33,509 shares of our Common Shares in the open market under the Common Stock Repurchase Plan at an average price of $8.30 per share.

Purchase Date	Shares Purchased	Price Per Share	Total Cost
January 4, 2022	50	$8.48	$424
January 5, 2022	6,026	8.48	51,093
January 6, 2022	12,500	8.36	104,556
January 7, 2022	3,750	8.40	31,500
January 10, 2022	6,250	8.16	51,000
January 14, 2022	12	8.08	101
January 21, 2022	4,921	8.05	39,603
Total	33,509	$8.30	$278,277

On October 18, 2023, the Board approved the repurchase of an additional 200,000 Common Shares for a maximum price of $6.00 per share under the Common Stock Repurchase Program previously approved by the Board in December 2021.  Following the approval of the increase, our company may purchase up to 228,991 Common Shares in total under the program.  Shares will be repurchased, if at all, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. Our company’s decision to repurchase its shares, as well as the timing of such repurchases will depend on a variety of factors that include the ongoing assessment of our company’s capital needs, market conditions and the price of our company’s common stock and other corporate considerations, all as determined by our company. The repurchase program does not obligate our company to acquire any particular amount of shares, and the repurchase program may be suspended or discontinued at any time at our company’s discretion.

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

Financing Activities

Mortgages payable

Our company financed its acquisitions of its investment properties through mortgages, as follows:

				Balance
				September 30,
	Monthly	Interest		2023	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2022
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Hanover Square (b)	$78,098	6.94%	December 2027	9,683,815	9,877,867
Ashley Plaza (c)	$52,795	3.75%	September 2029	10,765,077	10,930,370
Brookfield Center (d)	$22,876	3.90%	November 2029	4,594,324	4,663,206
Parkway Center (e)	$28,161	Variable	November 2031	4,890,170	4,992,427
Wells Fargo Facility (f)	$103,438	4.50%	June 2027	18,078,183	18,351,981
Total mortgages payable				$61,261,569	$62,065,851

Amounts presented do not reflect unamortized loan issuance costs.

(a)

The mortgage loan for the Franklin Square Property in the principal amount of $13,250,000 has a ten-year term and matures on December 6, 2031.  The mortgage loan bears interest at a fixed rate of 3.808% and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a thirty-year amortization schedule.  The mortgage includes covenants for our company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and to maintain liquid assets of no less than $1,000,000.  As of September 30, 2023 and December 31, 2022, respectively, our company believes that we are compliant with these covenants.  Our company has guaranteed the payment and performance of the obligations of the mortgage loan.

(b)

The mortgage loan for the Hanover Square Property bore interest at a fixed rate of 4.25% until January 1, 2023, when the interest rate adjusted to a fixed rate of 6.94%, which was determined by adding 3.00% to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25%. As a result of the interest rate change, as of February 1, 2023, the fixed monthly payment of $56,882 increased to $78,098 which includes interest at the fixed rate, and principal, based on a twenty-five -year amortization schedule.  The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 and (ii) maintain a loan-to-value of real estate ratio of 75%.  As of September 30, 2023 and December 31, 2022, respectively, our company believes that we are compliant with these covenants.

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

(e)

The interest rate for the mortgage loan for the Parkway Property was originally based on ICE LIBOR plus 225 basis points, with a minimum rate of 2.25%.  After the discontinuation of LIBOR on June 30, 2023, the ICE LIBOR index was replaced by 1 month CME Term SOFR (“SOFR”), with an adjusted margin of 236.44 basis points.  Under the terms of the mortgage, the interest rate payable each month shall not change by greater than 1% during any six-month period and 2% during any 12-month period.  As of September 30, 2023 and December 31, 2022 the rate in effect for the Parkway Property mortgage was 6.05% and 4.3117%, respectively.  The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule.  The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis.  As of September 30, 2023 and December 31, 2022, respectively, our company believes that it is compliant with this covenant.

On October 28, 2021, our company entered into the Interest Rate Protection Transaction to limit our exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property. Under this agreement, our interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%.  Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR.  For the period from September 1, 2022 through September 30, 2023, the applicable index (LIBOR or SOFR), exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced our company’s net interest expense.  Payments to our company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on our company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2023.  No such payments were received during the three and nine months ended September 30, 2022 because the LIBOR rate in effect did not exceed the LIBOR cap.

(f)

On June 13, 2022, our company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500.  The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property (see notes (g) and (h), below).  The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term.  The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule, is $103,438.  Our company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility.  The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis and a minimum debt yield of 9.5% on the Salisbury Marketplace, Lancer Center and Greenbrier Business Center properties, and to maintain liquid assets of not less than $1,500,000.  As of September 30, 2023 and December 31, 2022, respectively, our company believes that we are compliant with these covenants.

Our company refinanced the mortgage loan for the Lancer Center Property using proceeds from the Wells Fargo Mortgage Facility discussed above.  Our company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for the nine months ended September 30, 2022 recorded a loss on extinguishment of debt of $113,282.  The original mortgage loan for the Lancer Center Property bore interest at a fixed rate of 4.00%.  The monthly payment was $34,667 which includes interest at the fixed rate and principal, based on a twenty-five-year amortization schedule.

Our company refinanced the mortgage loan for the Greenbrier Business Center Property, using proceeds from the Wells Fargo Mortgage Facility discussed above. Our company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for the nine months ended September 30, 2022, recorded a loss on extinguishment of debt of $56,393.  Our company assumed the original mortgage loan for the Greenbrier Business Center Property from the seller. The original mortgage loan bore interest at a fixed rate of 4.00% and would have been interest only until August 1, 2022, at which time the monthly payment would have become $23,873, which would have included interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule.

Off-Balance Sheet Arrangements

As of September 30, 2023, we have no off-balance sheet arrangements.

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

Accounting for Leases

Our company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) on January 1, 2022 using the modified retrospective approach within ASU 2018-11, which allows for the application date to be the beginning of the reporting period in which the entity first applies the new standard. Our company historically has not been and is not currently a “lessee” under any lease agreements, and thus did not have any arrangements requiring the recognition of lease assets or liabilities on its balance sheet.  As a “lessor”, our company has active lease agreements with over 130 tenants across our portfolio of investment properties.

Upon the adoption of ASC No. 842, our company has elected the practical expedient permitting lessors to elect by class of underlying asset to not separate non-lease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC No. 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. Our company assessed the criteria above with respect to our operating leases and determined that they qualify for the non-separation practical expedient. As a result, we have accounted for and presented the revenues from these leases, including tenant reimbursements, as a single line item on our condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022.

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

Cash Flows

At September 30, 2023, our consolidated cash and restricted cash on hand totaled $4,750,156 compared to consolidated cash on hand of $6,973,084 at September 30, 2022. Cash from operating activities, investing activities and financing activities for the nine months ended September 30, 2023 and 2022 are as follows:

Operating Activities

During the nine months ended September 30, 2023 our cash provided by operating activities was $415,603 compared to cash provided by operating activities of $1,673,481 for the nine months ended September 30, 2022, a decrease in cash provided by operating activities of $1,257,878.

Cash flows from operating activities has two components. The first component consists of net operating loss adjusted for non-cash operating activities. During the nine months ended September 30, 2023, operating activities adjusted for non-cash items resulted in net cash used in operating activities of $432,710.  During the nine months ended September 30, 2022, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $1,113,651.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations.  During the nine months ended September 30, 2023, net changes in asset and liability accounts resulted in $848,313 in cash provided by operations. During the nine months ended September 30, 2022, net changes in asset and liability accounts resulted in $559,830 in cash provided by operations. This increase of $288,483 in cash provided by operations resulting from changes in assets and liabilities is a result of decreased changes in other assets of $64,168, unbilled rent of $27,915 and rent and other receivables of $46,408, and increased changes in accounts payable and accrued liabilities of $149,992.

The net of (i) the $432,710 decrease in cash provided by operations from the first category and (ii) the $848,313 increase in cash provided by operations from the second category results in a total increase in cash provided in operations of $415,603 for the nine months ended September 30, 2023.

Investing Activities

During the nine months ended September 30, 2023, our cash used in investing activities was $1,144,354, compared to cash used in investing activities of $8,919,905 during the nine months ended September 30, 2022, a decrease in cash used in investing activities of $7,775,551. During the nine months ended September 30, 2023, cash used in investing activities consisted of $1,144,354 in capitalized expenditures, including $194,570 in building improvements, $11,323 in site improvements, $317,155 in capitalized leasing commissions, and $621,306 in capitalized tenant improvements.  During the nine months ended September 30, 2022, cash used in investing activities consisted of $10,279,714 for the acquisition of the Salisbury Marketplace Property, and $651,653 in capitalized expenditures, including $270,062 in building improvements, $219,541 in capitalized leasing commissions, $95,167 in furniture, fixtures and equipment for the Clemson Best Western Hotel property, and $66,883 in capitalized tenant improvements, offset by $2,011,462 in cash received from the disposal of investment properties.

Financing Activities

During the nine months ended September 30, 2023, our cash used in financing activities was $183,946 compared to cash provided by financing activities of $6,835,531 during the nine months ended September 30, 2022, an increase in cash used in financing activities of $7,019,477.  During the nine months ended September 30, 2023, cash used in financing activities consisted of $804,282 for mortgage debt principal payments, $374,665 for dividends and distributions and $4,999 for the retirement of fractional shares resulting from the Reverse Stock Split, offset by proceeds from the line of credit, short term, of $1,000,000.  During the nine months ended September 30, 2022, financing activities generated $18,477,304 in net proceeds from mortgages payable and $1,538,887 in net proceeds, after issuance costs, from common stock issuances under our SEPA (see above), offset by cash used in financing activities, including dividends and distributions of $1,116,660, mortgage debt principal payments of $11,692,557 (including $10,962,484 of cash used to refinance the Lancer Center and Greenbrier Business Center properties and $730,073 in normal, monthly principal payments for our company’s other mortgages) and repurchases of our company’s common stock of $286,543, including costs and fees.

Future Liquidity Needs

Liquidity for general operating needs and our company’s investment properties is generally provided by the rental receipts from our retail properties and flex center properties, and revenues from our hotel properties, if any. We expect to provide any liquidity for growth (acquisition of new investment properties) by raising additional investment capital. In addition, our company continually reviews and evaluates its outstanding mortgages payable for refinancing opportunities. While some of our mortgages payable are not pre-payable, some mortgages payable may present opportunities for refinancing.

The primary, non-operating liquidity need of our company is $170,004 to pay the accrued but undeclared dividends to holders of our mandatorily redeemable preferred and $268,067 in principal payments due on its mortgages payable during the remaining three months ending December 31, 2023.  In addition to liquidity required to fund these dividends and principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. Our company plans to pay these obligations through a combination of cash on hand, potential dispositions and operating cash.

To meet these future liquidity needs, our company has the following resources:

•	$3,015,859 in unrestricted cash as of September 30, 2023
•	$1,734,297 held in lender reserves for the purposes of tenant improvements, leasing commissions, real estate taxes and insurance premiums;

•	Our company’s $1,500,000 line of credit with Wells Fargo Bank, which had a $1,000,000 outstanding balance as of September 30, 2023;

●	Cash generated from operations during the three months ending December 31, 2023, if any; and
•

Potential proceeds from issuances of Common Shares under our company’s shelf registration or under the Standby Equity Purchase Agreement (see note 7 of the notes to the condensed consolidated financial statements), although there is no guarantee that any such issuances will be successful in raising additional funds.

Results of Operations

Three months ended September 30, 2023

Revenues

Total revenue was $2,588,740 for the three months ended September 30, 2023, consisting of $1,930,494 in revenues from retail center properties, and $658,246 from flex center properties. Total revenues for the three months ended September 30, 2023 decreased by $252,333 over the three months ended September 30, 2022, resulting from decreased hotel property revenues from the sale of our company’s Clemson Best Western Hotel Property on September 29, 2022, offset by increased flex center revenues and retail center revenues from new leasing activity.

	For the three months ended
	September 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Revenues
Retail center properties	$1,930,494	$1,850,797	$79,697
Hotel property	—	379,309	(379,309)
Flex center properties	658,246	610,967	47,279
Total Revenues	$2,588,740	$2,841,073	$(252,333)

Revenues from retail center properties were $1,930,494 for the three months ended September 30, 2023, an increase of $79,697 over revenues from retail center properties for the three months ended September 30, 2022. Increased revenues of $11,591 from the acquisition of the Salisbury Marketplace Property, $52,419 from new leasing activity at our Franklin Square Property, $3,303 from the Hanover Square Property, and $15,723 from the Lancer Center Property, were offset by slightly decreased revenue of $3,339 from the Ashley Plaza Property.

	For the three months ended
	September 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Retail Center Properties
Franklin Square Property	$596,554	$544,135	$52,419
Hanover Square Property	327,348	324,045	3,303
Ashley Plaza Property	437,468	440,807	(3,339)
Lancer Center Property	315,556	299,833	15,723
Salisbury Property	253,568	241,977	11,591
	$1,930,494	$1,850,797	$79,697

Revenues from the hotel property were $0 for the three months ended September 30, 2023, a decrease of $379,309 from hotel property revenues for the three months ended September 30, 2022, due to the sale of Clemson Best Western Property on September 29, 2022.

	For the three months ended
	September 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Hotel Property
Clemson Best Western Property	$—	$379,309	$(379,309)
	$—	$379,309	$(379,309)

Revenues from flex center properties were $658,246 for the three months ended September 30, 2023, an increase of $47,279 over revenues from flex center properties for the three months ended September 30, 2022 due to increased revenues from the Brookfield Center Property of $12,833 and the Greenbrier Business Center Property of $36,766, offset by decreased revenues from the Parkway Center Property of $2,320.

	For the three months ended
	September 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Flex Center Properties
Brookfield Center Property	$211,620	$198,787	$12,833
Greenbrier Business Center Property	245,101	208,335	36,766
Parkway Center Property	201,525	203,845	(2,320)
	$658,246	$610,967	$47,279

Operating Expenses

Total operating expenses were $3,655,440 for the three months ended September 30, 2023, consisting of $468,911 in expenses from the retail center properties, $183,750 in expenses from the flex center properties, $237,562 in legal, accounting and other professional fees, $162,649 in corporate general and administrative expenses, $1,452,904 in management restructuring expenses, and $1,149,664 in depreciation and amortization.

	For the three months ended
	September 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Operating Expenses
Retail center properties (1)	$468,911	$491,889	$(22,978)
Hotel property	—	589,311	(589,311)
Flex center properties (2)	183,750	189,720	(5,970)
Total Investment Property Operating Expenses	652,661	1,270,920	(618,259)
Legal, accounting and other professional fees (3)	237,562	284,463	(46,901)
Corporate general and administrative expenses	162,649	99,323	63,326
Management restructuring expenses	1,452,904	—	1,452,904
Other expenses	—	227,164	(227,164)
Depreciation and amortization	1,149,664	1,231,513	(81,849)
Total Operating Expenses	$3,655,440	$3,113,383	$542,057

(1)	Includes $2,083 and $0 of bad debt expense for the three months ended September 30, 2023 and 2022, respectively.
(2)	Includes $3,586 and $0 of bad debt expense for the three months ended September 30, 2023 and 2022, respectively.
(3)	Includes $120,005 and $94,590 in expenses paid to the Consultant pursuant to the Consulting Agreement for the three months ended September 30, 2023 and 2022, respectively.

Operating expenses for retail center properties were $468,911 for the three months ended September 30, 2023, a decrease of $22,978 over retail center property operating expenses for the three months ended September 30, 2022.  Increased operating expenses from the Salisbury Marketplace Property of $7,424 and the Hanover Square Property of $5,074 were offset by decreased operating expenses from the Franklin Square Property of $20,256, the Ashley Plaza Property of $9,762, and the Lancer Center Property of $5,458.

	For the three months ended
	September 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Retail Center Properties
Franklin Square Property	$159,641	$179,897	$(20,256)
Hanover Square Property	82,132	77,058	5,074
Ashley Plaza Property	76,150	85,912	(9,762)
Lancer Center Property (1)	96,211	101,669	(5,458)
Salisbury Property	54,777	47,353	7,424
Total	$468,911	$491,889	$(22,978)

(1)	Includes bad debt expense of $2,083 and $0 for the three months ended September 30, 2023 and 2022, respectively.

Operating expenses for the hotel property were $0 for the three months ended September 30, 2023, a decrease of $589,311 from hotel property expenses for the three months ended September 30, 2022 resulting from the sale of the Clemson Best Western Property on September 29, 2022.

	For the three months ended
	September 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Hotel Property
Clemson Best Western Property	$—	$589,311	$(589,311)
	$—	$589,311	$(589,311)

Operating expenses for flex center properties were $183,750 for the three months ended September 30, 2023, a decrease of $5,970 from operating expenses for flex center properties for the three months ended September 30, 2022 due to decreased operating expenses from the Brookfield Center Property of $4,130 and from the Parkway Property of $9,223, offset by increased operating expenses from the Greenbrier Business Center of $7,383.

	For the three months ended
	September 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Flex Center Properties
Brookfield Center Property	$62,563	$66,693	$(4,130)
Greenbrier Business Center Property	58,296	50,913	7,383
Parkway Center Property (1)	62,891	72,114	(9,223)
	$183,750	$189,720	$(5,970)

(1)	Includes $3,586 and $0 of bad debt expense for the three months ended September 30, 2023 and 2022, respectively.

Operating (Loss) Income

Operating loss for the three months ended September 30, 2023 was $1,066,700, an increase of $185,387 over the operating loss of $881,313 for the three months ended September 30, 2022.  This increase was a result of increased management restructuring expenses of $1,452,904 and increased corporate general and administrative expenses of $63,326, offset by increased investment property operating income of $365,926, decreased depreciation and amortization expenses of $81,849, decreased legal, accounting and other professional fees of $46,901, decreased other expenses of $227,164, decreased loss on extinguishment of debt of $219,532, and decreased loss on disposal of investment properties of $389,471.

Interest Expense

Interest expense was $900,182 and $989,255 for the three months ended September 30, 2023 and 2022, respectively, as follows:

	For the three months ended
	September 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Franklin Square	$136,036	$136,036	$—
Hanover Square	169,755	111,445	58,310
Ashley Plaza	107,697	109,795	(2,098)
Clemson Best Western	—	147,589	(147,589)
Brookfield Center	48,780	49,682	(902)
Parkway Center	46,851	58,780	(11,929)
Wells Fargo Mortgage Facility	215,019	219,617	(4,598)
Wells Fargo Line of Credit	14,636	—	14,636
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	161,408	156,311	5,097
Total interest expense	$900,182	$989,255	$(89,073)

Total interest expense for the three months ended September 30, 2023 decreased by $89,073 over the three months ended September 30, 2022. This decrease was a result of (i) decreased interest expense of $147,589 resulting from the sale of the Clemson Best Western Hotel Property, (ii) decreased interest expense from existing properties of $11,929 from the Parkway Property, $4,598 from the Wells Fargo Mortgage Facility, $2,098 from the Ashley Plaza Property and $902 from the Brookfield Property, offset by (iii) increased interest expense from the Hanover Square Property of $58,310 due to the interest rate increase in January 2023, increased interest expense from the Wells Fargo Line of Credit of $14,636, and increased amortization of preferred stock issuance costs of $5,097.

Other Income

During the three months ended September 30, 2023, other income was $20,522, a decrease of $105,912 from other income of $126,434 for the three months ended September 30, 2022.  Other income for the three months ended September 30, 2023 consisted of $12,337 in income related to the fair value change of the interest rate caps, and interest income of $8,185.  Other income of $126,434 for the three months ended September 30, 2022 consisted of $126,127 related to the fair value change of the interest rate cap, and $307 of interest income.

Net Loss

Net loss was $1,946,360 for the three months ended September 30, 2023, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $1,948,827. Net loss was $1,744,134 for the three months ended September 30, 2022, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $1,754,458, for the three months ended September 30, 2022.

Net loss for the three months ended September 30, 2023 increased by $202,226 over the three months ended September 30, 2022, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders for the three months ended September 30, 2023 increased by $194,369 over the three months ended September 30, 2022.

Nine months ended September 30, 2023

Revenues

Total revenue was $7,565,617 for the nine months ended September 30, 2023, consisting of $5,725,942 in revenues from retail center properties, and $1,839,675 from flex center properties. Total revenues for the nine months ended September 30, 2023 decreased by $775,321 over the nine months ended September 30, 2022, resulting from decreased hotel property revenues from the sale of our company’s Clemson Best Western Hotel Property on September 29, 2022, offset by increased retail center property revenues from the acquisition of our Salisbury Marketplace Property and new leasing activity across our retail portfolio, and slightly increased flex center revenues.

	For the nine months ended
	September 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Revenues
Retail center properties	$5,725,942	$4,999,089	$726,853
Hotel property	—	1,507,649	(1,507,649)
Flex center properties	1,839,675	1,834,200	5,475
Total Revenues	$7,565,617	$8,340,938	$(775,321)

Revenues from retail center properties were $5,725,942 for the nine months ended September 30, 2023, an increase of $726,853 over retail center property revenues for the nine months ended September 30, 2022. Increased revenues of $440,663 from the acquisition of the Salisbury Marketplace Property, $269,069 from new leasing activity at our Franklin Square Property, $17,324 from the Hanover Square Property, and $14,167 from the Lancer Center Property were offset by slightly decreased revenues of $14,370 from the Ashley Plaza Property.

For the nine months ended
September 30,
2023	2022	Increase /
(unaudited)	(unaudited)	(Decrease)

Retail Center Properties
Franklin Square Property	$1,781,744	$1,512,675	$269,069
Hanover Square Property	987,121	969,797	17,324
Ashley Plaza Property	1,300,546	1,314,916	(14,370)
Lancer Center Property	925,977	911,810	14,167
Salisbury Property	730,554	289,891	440,663
	$5,725,942	$4,999,089	$726,853

Revenues from the hotel property were $0 for the nine months ended September 30, 2023, a decrease of $1,507,649 from hotel property revenues for the nine months ended September 30, 2022, due to the sale of Clemson Best Western Property on September 29, 2022.

	For the nine months ended
	September 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Hotel Property
Clemson Best Western Property	$—	$1,507,649	$(1,507,649)
	$—	$1,507,649	$(1,507,649)

Revenues from flex center properties were $1,839,675 for the nine months ended September 30, 2023, an increase of $5,475 from flex center property revenues for the nine months ended September 30, 2022 due to increased revenues from the Brookfield Center Property of $34,464 and the Greenbrier Business Center Property of $25,799, offset by reduced revenues from the Parkway Property of $54,788.

	For the nine months ended
	September 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Flex Center Properties
Brookfield Center Property	$629,206	$594,742	$34,464
Greenbrier Business Center Property	631,530	605,731	25,799
Parkway Center Property	578,939	633,727	(54,788)
	$1,839,675	$1,834,200	$5,475

Operating Expenses

Total operating expenses were $9,047,289 for the nine months ended September 30, 2023, consisting of $1,531,354 in operating expenses from retail center properties, $566,355 in operating expenses from the flex center properties, $1,228,262 in legal, accounting and other professional fees, $364,868 in corporate general and administrative expenses, $1,846,329 in management restructuring expenses, loss on impairment of $50,859, and $3,459,262 in depreciation and amortization.

	For the nine months ended
	September 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Operating Expenses
Retail center properties (1)	$1,531,354	$1,392,015	$139,339
Hotel property	—	1,302,114	(1,302,114)
Flex center properties (2)	566,355	516,763	49,592
Total Investment Property Operating Expenses	2,097,709	3,210,892	(1,113,183)
Share based compensation expenses	—	233,100	(233,100)
Legal, accounting and other professional fees (3)	1,228,262	1,112,878	115,384
Corporate general and administrative expenses	364,868	335,538	29,330
Management restructuring expenses	1,846,329	—	1,846,329
Loss on impairment	50,859	36,670	14,189
Impairment of assets held for sale	—	175,671	(175,671)
Other expenses	—	227,164	(227,164)
Depreciation and amortization	3,459,262	3,509,165	(49,903)
Total Operating Expenses	$9,047,289	$8,841,078	$206,211
(1)	Includes $18,578 and $7,954 of bad debt expense for the nine months ended September 30, 2023 and 2022, respectively.
(2)	Includes $31,290 and $4,992 of bad debt expense for the nine months ended September 30, 2023 and 2022, respectively.
(3)	Includes $407,018 and $285,154 in expenses paid to the Consultant pursuant to the Consulting Agreement for the nine months ended September 30, 2023 and 2022, respectively.

Operating expenses for retail center properties were $1,531,354 for the nine months ended September 30, 2023, an increase of $139,339 over retail center property operating expenses for the nine months ended September 30, 2022.  Increased operating expenses resulted from the acquisition of the Salisbury Marketplace Property of $138,748, and from our existing properties, the Hanover Square Property, which increased by $14,372, and the Lancer Center Property, which increased by $2,474, were offset by reduced operating expenses from the Franklin Square Property, which decreased by $14,936 and the Ashley Plaza Property, which decreased by $1,319.

	For the nine months ended
	September 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Retail Center Properties
Franklin Square Property (1)	$526,644	$541,580	$(14,936)
Hanover Square Property	248,876	234,504	14,372
Ashley Plaza Property	250,262	251,581	(1,319)
Lancer Center Property (2)	310,524	308,050	2,474
Salisbury Property (3)	195,048	56,300	138,748
	$1,531,354	$1,392,015	$139,339
(1)	Includes bad debt expense of $0 and $211 for the nine months ended September 30, 2023 and 2022, respectively.
(2)	Includes bad debt expense of $2,208 and $7,743 for the nine months ended September 30, 2023 and 2022, respectively.

(3)	Includes bad debt expense of $16,370 and $0 for the nine months ended September 30, 2023 and 2022, respectively.

Operating expenses for the hotel property were $0 for the nine months ended September 30, 2023, a decrease of $1,302,114 from operating expenses from hotel properties for the nine months ended September 30, 2022 resulting from the sale of the Clemson Best Western Property on September 29, 2022.

	For the nine months ended
	September 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Hotel Property
Clemson Best Western Property	$—	$1,302,114	$(1,302,114)
	$—	$1,302,114	$(1,302,114)

Operating expenses for flex center properties were $566,355 for the nine months ended September 30, 2023, an increase of $49,592 over flex center property operating expenses for the nine months ended September 30, 2022 due to increased operating expenses from the Greenbrier Business Center of $63,565 and the Brookfield Center Property of $3,130, offset by decreased operating expenses from the Parkway Property of $17,103.

	For the nine months ended
	September 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Flex Center Properties
Brookfield Center Property	$192,953	$189,823	$3,130
Greenbrier Business Center Property (1)	207,701	144,136	63,565
Parkway Center Property (2)	165,701	182,804	(17,103)
	$566,355	$516,763	$49,592

(1)	Includes $25,170 and $0 of bad debt expense for the nine months ended September 30, 2023 and 2022, respectively.
(2)	Includes $6,120 and $4,992 of bad debt expense for the nine months ended September 30, 2023 and 2022, respectively.

Operating (Loss) Income

Operating loss for the nine months ended September 30, 2023 was $1,481,672, an increase of $202,854 over the operating loss of $1,278,818 for the nine months ended September 30, 2022.  This increase was a result of increased management restructuring expenses of $1,846,329, increased legal, accounting and other professional fees of $115,384, increased corporate general and administrative expenses of $29,330, increased loss on impairment of $14,189, offset by decreased loss on disposal of investment properties of $389,471, decreased loss on extinguishment of debt of $389,207, decreased other expenses of $227,164, decreased impairment of assets held for sale of $175,671, decreased depreciation and amortization expenses of $49,903 and increased property operating income of $337,862 primarily resulting from the sale of the Clemson Best Western Hotel on September 29, 2022.

Interest Expense

Interest expense was $2,612,642 and $2,704,835 for the nine months ended September 30, 2023 and 2022, respectively, as follows:

	For the nine months ended
	September 30,
	2023	2022	Increase /
	(unaudited)	(unaudited)	(Decrease)
Franklin Square	$403,904	$403,904	$—
Hanover Square	516,367	329,308	187,059
Ashley Plaza	321,281	327,450	(6,169)
Clemson Best Western	—	426,757	(426,757)
Brookfield Center	145,513	148,159	(2,646)
Lancer Center	—	127,107	(127,107)
Greenbrier Business Center	—	82,564	(82,564)
Parkway Center	88,960	132,760	(43,800)
Wells Fargo Mortgage Facility	641,678	261,488	380,190
Wells Fargo Line of Credit	14,636	—	14,636
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	480,303	465,338	14,965
Total interest expense	$2,612,642	$2,704,835	$(92,193)

Total interest expense for the nine months ended September 30, 2023 decreased by $92,193 over the nine months ended September 30, 2022. This decrease was a result of (i) decreased interest expense of $426,757 from the sale of the Clemson Best Western Property, (ii) decreased interest expense for the Ashley Plaza mortgage of $6,169 and the Brookfield Center mortgage of $2,646, offset by (iii) increased interest expense from the Wells Fargo Mortgage Facility, which refinanced the Lancer Center and Greenbrier Business Center mortgages payable, and financed the acquisition of the Salisbury Marketplace Property (net increase in interest expense of $126,719 for the three properties, combined),  (iv) increased interest expense of $14,636 from the Wells Fargo line of credit, (v) increased amortization of preferred stock issuance costs of $14,965, and (vi) increased interest expense for the Hanover Square mortgage of $187,059.

Other Income

During the nine months ended September 30, 2023, other income was $52,249, a decrease of $198,948 from other income of $251,197 for the nine months ended September 30, 2022.  Other income for the nine months ended September 30, 2023 consisted of $24,674 in gain related to the fair value change of the interest rate cap and interest income of $27,575.  Other income of $251,197 for the nine months ended September 30, 2022 consisted of $246,063 related to the fair value change of the interest rate cap, $3,913 of miscellaneous income and $1,221 of interest income.

Net Loss

Net loss was $4,042,065 for the nine months ended September 30, 2023, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $4,047,786. Net loss was $3,732,456 for the nine months ended September 30, 2022, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $3,758,629, for the nine months ended September 30, 2022.

Net loss for the nine months ended September 30, 2023 increased by $309,609 over the nine months ended September 30, 2022, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders for the nine months ended September 30, 2023 increased by $289,157 over the nine months ended September 30, 2022.

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

Below is our company’s FFO, which is a non-GAAP measurement, for the nine months ended September 30, 2023 and 2022:

	For the nine months ended
	September 30,
	2023	2022
Net loss	$(4,042,065)	(3,732,456)
Depreciation of tangible real property assets (1)	2,036,048	1,890,428
Depreciation of tenant improvements (2)	624,762	509,558
Amortization of leasing commissions (3)	108,159	71,379
Amortization of intangible assets (4)	690,293	1,037,800
Loss on disposal of investment property (5)	—	389,471
Loss on impairment (5)	50,859	36,670
Impairment of assets held for sale (5)	—	175,671
Loss on extinguishment of debt (6)	—	389,207
Funds from operations	$(531,944)	$767,728
(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.
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

Total AFFO for the nine months ended September 30, 2023 and 2022 was as follows:

	For the nine months ended
	September 30,
	2023	2022
Funds from operations	$(531,944)	$767,728
Amortization of above market leases (1)	75,437	159,388
Amortization of below market leases (2)	(287,341)	(305,456)
Straight line rent (3)	(84,852)	(112,842)
Capital expenditures (4)	(1,144,354)	(651,653)
(Increase) decrease in fair value of interest rate cap (5)	(24,674)	(246,063)
Amortization of loan issuance costs (6)	80,967	80,607
Amortization of preferred stock discount and offering costs (7)	180,303	165,338
Share-based compensation (8)	—	233,100
Bad debt expense (9)	49,868	12,946
Adjusted funds from operations (AFFO)	$(1,686,590)	$103,093
(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets.
(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities.
(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the retail center properties and flex center properties.
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

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report. Based on the foregoing, our principal executive officer and principal financial officer have concluded, as of September 30, 2023, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our principal executive officer and principal financial officer, evaluated, as of September 30, 2023, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting, as of September 30, 2023, were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

On December 21, 2021, the Board authorized a share repurchase program whereby we may repurchase up to 62,500 shares of our Common Shares for a maximum price of $38.40 per share. As of December 31, 2022, the Company had repurchased 33,509 Common Shares at a total cost of $278,277 and an average price of $8.304 per share. On October 18, 2023, the Board approved the repurchase of an additional 200,000 Common Shares for a maximum price of $6.00 per share under the share repurchase program. Following the approval of the increase, our company may purchase up to 228,991 Common Shares in total under the program.  During the three and nine months ended September 30, 2023, the Company did not make any share repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Because this Quarterly Report is being filed within four business days from the date of the reportable events described below, we have elected to make the following disclosures in this Quarterly Report instead of in a Current Report on Form 8-K under Item 1.01, Item 1.02 and Item 5.02:

Item 1.01 Entry into a Material Definitive Agreement.

The disclosure set forth in Item 5.02 below is incorporated herein by reference.

Item 1.02 Termination of a Material Definitive Agreement.

On November 13, 2023, in connection with the Company and Gunston Consulting, LLC’s, (the “Consultant”) entry into the Staffing Agreement as described in Item 5.02, below, the Company and the Consultant entered into a mutual termination agreement, which provides for the immediate termination of the Consulting Agreement, dated as of March 1, 2020, as amended by that certain First Amendment to Consulting Agreement, dated March 10, 2023, by and between the Company and the Consultant (the “Consulting Agreement”). Pursuant to the Consulting Agreement, the Consultant provided the Company with certain employees, including the Company’s chief financial officer, C. Brent Winn, Jr. (“Mr. Winn”), and the Company agreed to pay the Consultant $250,000.00 per year for services rendered by Mr. Winn. The Company and the Consultant mutually agreed to waive the advance written notice requirement for termination provided by Section 8 of the Consulting Agreement.  The sole member of the Consultant is Mr. Winn.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On November 13, 2023, the Audit Committee and the Compensation Committee approved the Company’s entry into a staffing agreement (the “Staffing Agreement”) with the Consultant, the sole member of which is Mr. Winn, pursuant to which the Consultant agreed to provide the Company with certain employees, including Mr. Winn and the Company’s controller (the “Gunston Employees”). The Staffing Agreement is effective as of November 13, 2023. The Company agreed to pay the Consultant on a monthly basis for services rendered by the Gunston Employees and agreed to reimburse the Consultant for certain other expenses. Pursuant to the Staffing Agreement, the Company agreed to initially pay the Consultant $26,197.20 per month for services rendered by Mr. Winn, which amount includes Mr. Winn’s salary and other payroll and benefit expenses that are reimbursable under the Staffing Agreement, and $11,154.19 per month for services rendered by the Company’s controller, which amount includes the Company’s controller’s salary and other payroll and benefit expenses that are reimbursable under the Staffing Agreement. The Staffing Agreement may be terminated immediately by the Company for cause (as defined in the Staffing Agreement) and may be terminated by the Company or the Consultant without cause upon 90 days advance written notice.

The foregoing description of the Staffing Agreement does not purport to be complete and is qualified in its entirety by reference to the Staffing Agreement, a copy of which is filed herewith as Exhibit 10.2 and incorporated by reference herein.

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

3.5	Bylaws of Medalist Diversified REIT, Inc. *
4.1	Form of Certificate of Common Stock. *
4.2	Form of Certificate of Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020)
4.3	Description of Medalist Diversified REIT, Inc.’s Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 10, 2023).
4.4	Certificate of Notice of Medalist Diversified REIT, Inc. (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on August 9, 2023).
10.1

Termination Agreement, dated July 18, 2023, among Medalist Diversified REIT, Inc., Medalist Diversified Holdings, L.P., Medalist Fund Manager, Inc., William Elliott and Thomas Messier (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2023).

10.2	Staffing Agreement, dated November 13, 2023, between Gunston Consulting, LLC and Medalist Diversified REIT, Inc. †
31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Labels Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

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

MEDALIST DIVERSIFIED REIT, INC.

ay
Date: November 13, 2023

	By:	/s/ Francis P. Kavanaugh
Francis P. Kavanaugh

Chief Executive Officer and President
(principal executive officer)

	By:	/s/ C. Brent Winn
C. Brent Winn
Chief Financial Officer
(principal accounting officer and principal financial officer)