Form 10-K
period 2023-12-31
Medalist Diversified REIT, Inc.
filed 2024-03-06
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no: 001-38719

MEDALIST DIVERSIFIED REIT, INC.

Maryland	47-5201540
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

P. O. Box 8436

Richmond, VA, 23226

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

As of June 30, 2023 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,841,880, based on the closing sales price of $5.00 per share as reported on the Nasdaq Capital Market.

The number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding at March 6, 2024 was 2,236,631.

Medalist Diversified REIT, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2023

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the competitive environment in which we operate;
●	local, regional, national and international economic conditions;
●	capital expenditures;
●	the availability, terms and deployment of capital;
●	financing risks;
●	inflation;
●	the general level of interest rates;
●	changes in our business or strategy;
●	fluctuations in interest rates and increased operating costs;
●	our incurrence of impairment charges;
●	our limited operating history;
●	the degree and nature of our competition;
●	our dependence upon our key personnel;
●	defaults on or non-renewal of leases by tenants;
●	decreased rental rates or increased vacancy rates;
●	our ability to make distributions on shares of our common stock;
●	difficulties in identifying properties to acquire and completing acquisitions;
●	our ability to operate as a public company;
●	potential natural disasters such as hurricanes;

●	the impact of epidemics, pandemics, or other outbreaks of illness, disease or virus (such as COVID-19 and its variants);
●	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;
●	our ability to maintain an active trading market for our common stock on The Nasdaq Capital Market (“Nasdaq”) and maintain continued listing on Nasdaq and the likelihood that a delisting of our common stock from Nasdaq could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock;
●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;
●	potential disruption to or compromise of our information technology networks or data, or those of third parties upon which we rely; and
●	related industry developments, including trends affecting our business, financial condition and results of operations.

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

Our principal objectives include sourcing value-add Investments in markets in which we maintain deep industry relationships and local market knowledge, and the creation of value for stockholders by utilizing our relationships and local knowledge of commercial real estate investment, management and disposition.  On October 6, 2023, we announced our plans to start evaluating options to create stand-alone, single tenant net lease assets from our existing portfolio and to explore the acquisition of single tenant net lease assets outside of our existing portfolio. On February 15, 2024, we announced that our company had entered into an agreement with a related party to acquire a single tenant net lease asset referred to as the Citibank Property (see Note 11 to the notes to our consolidated financial statements.)  We continue to evaluate these options and plan to continue to provide updates when appropriate. There is, however, no assurance that any of these objectives will be achieved.

Management

For all periods prior to July 18, 2023, we were externally managed by Medalist Fund Manager, Inc. (the “Manager”).  On July 18, 2023, we and the Manager entered into an agreement (the “Termination Agreement”) terminating that certain Management Agreement, dated as of March 15, 2016, among us, the Operating Partnership and the Manager, as amended (the “Management Agreement”).  Until the termination of the Management Agreement, the Manager made all investment decisions for us, which were approved by the Acquisition Committee of our Board of Directors (the “Board”).  In addition, until the termination of the Management Agreement, the Manager oversaw our overall business and affairs and had broad discretion to make operating decisions on our behalf.  Since the termination of the Management Agreement, we have been managed internally as directed by the Board.  Our stockholders are not involved in our day-to-day affairs.

Our principal address is Post Office Box 8436, Richmond, Virginia 23226.

Investment Strategies

Our Board and management believe that our company’s focus on value-add and opportunistic commercial real estate provides an attractive balance of risk and returns. Management intends to use some or all of the following strategies to enhance the performance, quality and value of our Investments:

●	proprietary investment sourcing;

●	a rigorous, consistent and replicable process for sourcing and conducting due diligence;
●	appropriate exit strategy;
●	hands-on portfolio management; and
●	focus on opportunistic properties.

We may revise these investment policies without the approval of our stockholders. We review these investment policies at least annually to determine whether the policies continue to be in the best interests of our stockholders.

Our Portfolio

Our goal is to acquire and own, through wholly-owned subsidiaries of our operating partnership, a portfolio of commercial, retail and hotel properties located primarily in the southeastern United States. As of December 31, 2023, we owned eight Investments comprised of five retail properties and three flex/industrial properties. We own 100% of the interests in our Investments, except for one flex/industrial property of which we own an 82% tenant-in-common interest in the property and one retail property of which we own an 84% tenant-in-common interest in the property.  For further information on properties and our tenant base, see “Item 2-Properties.”

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have Investments. As of December 31, 2023, our reportable segments were retail center properties and flex center properties.  Although we sold our interest in the Clemson Best Western Hotel Property on September 29, 2022, we include hotel properties as a third reportable segment for the year ended December 31, 2022.

Competition

We are subject to significant competition in seeking real estate investments and tenants. We compete with many third parties engaged in real estate investment activities including other REITs, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. We also face competition from other real estate investment programs, for investments that may be suitable for us. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating experience than us. They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital.

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

Staffing

We do not have any employees and our Chief Financial Officer and Controller are employed by Gunston Consulting, LLC (the “Consultant”) under a staffing agreement dated November 13, 2023 (the “Staffing Agreement”).  Our properties are managed by third party property management companies with whom we contract.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

Risk management and strategy

Our accounting and financial reporting platforms and related systems, and those that we, or our third-party service providers, offer to our tenants are necessary for the operation of our business. We use these platforms and systems, among others, to manage our tenant relationships, for accounting and financial reporting, and for other recordkeeping purposes. Our business operations and financial reporting rely on the secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data.

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, hardware and software, and our critical data, including financial information and other confidential information that is proprietary, strategic or competitive in nature, and tenant data (“Information Systems and Data”).

We rely on our management and third-party service providers, as described further below, to manage any perceived cybersecurity threats and risks. Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and/or policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including incident detection and response, internal controls within our accounting and financial reporting functions, network security controls, access controls, physical security, systems monitoring, and employee training.

We work with third parties from time to time that assist us in identifying, assessing, and managing cybersecurity risks, including professional services firms and information technology consulting and support firms.  To operate our business, we utilize certain third-party service providers to perform a significant portion of our critical functions. We seek to engage reliable, reputable service providers that maintain cybersecurity programs. To address risks associated with third-party service providers, we will review and assess the cybersecurity controls of our third-party service providers and make changes to our business processes to manage these risks. This approach is designed to mitigate risks related to data breach or other security incidents originating from third-party service providers.

We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition.

Governance

The Board holds oversight responsibility over our strategy and risk management, including material risks related to cybersecurity threats. This oversight is executed directly by the Board through management.  Our management, represented by our Chief Financial Officer, Brent Winn, leads our cybersecurity risk assessment and management processes and oversees their implementation and maintenance. Mr. Winn is an experienced compliance and risk management professional and has served as Chief Financial Officer since September 2020. Mr. Winn currently oversees key functions for the Company’s accounting, finance, and treasury strategies, including risk management. In addition, Mr. Winn leads our cybersecurity risk oversight and the development and enhancement of internal controls designed to prevent, detect, address, and mitigate the risk of cyber incidents. Our management will report any serious cybersecurity incidents to our Board.

ITEM 2.PROPERTIES

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have Investments. As of December 31, 2023, we had the following reportable segments: (i) retail center properties, consisting of the Franklin Square Property, an undivided 84% tenant-in-common interest in the Hanover Square Property, the Ashley Plaza Property, the Lancer Center Property and the Salisbury Marketplace Property; and (ii) flex center properties, consisting of the Brookfield Center Property, the Greenbrier Business Center Property and an undivided 82% tenant-in-common interest in the Parkway Property.  Although we sold our interest in the Clemson Best Western Hotel Property on September 29, 2022, for the year ended December 31, 2022, we continue to include hotel properties as a third reportable segment.

Name	Type	Description
Franklin Square Property	Retail

134,239 square foot retail property located at 3940 East Franklin Boulevard in Gastonia, North Carolina 28056, on 10.293 acres, built in 2006 and 2007, that is 98.6% leased as of December 31, 2023 and anchored by Ashley Furniture and Altitude.

Hanover Square Property	Retail

73,440 square foot retail property located at 7230 Bell Creek Road in Mechanicsville, Virginia 23111, on 9.630 acres, built in 2007, that is 96.7% leased as of December 31, 2023 and anchored by Marshalls and Old Navy.

Ashley Plaza Property	Retail

164,012 square foot retail property located at 201–221 North Berkeley Boulevard in Goldsboro, North Carolina 27534, built in 1977 and fully renovated in 2018, that is 98.0% leased as of December 31, 2023, and is anchored by Hobby Lobby, Harbor Freight, Ashley Home Store and Planet Fitness.

Brookfield Center Property	Flex

64,880 square foot flex-industrial property located at 48 Brookfield Center Drive, Greenville, South Carolina 29607, built in 2007, that is 100% leased as of December 31, 2023, and is anchored by Gravitopia Trampoline Park, S&ME, Inc., and Turning Point Greenville Church.

Lancer Center Property	Retail

181,590 square foot retail property located at 1256 Highway 9 Bypass West, Lancaster, South Carolina, 29270, built in 1987 and substantially renovated in 2013, that is 100% leased as of December 31, 2023, and is anchored by Badcock Furniture, KJ’s Market and Big Lots.

Greenbrier Business Center Property	Flex

89,280 square foot flex-industrial property located at 1244 Executive Boulevard, Chesapeake, Virginia, 23320, built in 1987 that is 95.1% leased as of December 31, 2023 and is anchored by Bridge Church.

Parkway Property	Flex

64,109 square foot, two building flex-industrial property located at 2697 International

Parkway, Virginia Beach, Virginia 23452, built in 1984 that is 100% leased as of

December 31, 2023 and is anchored by GBRS Group and First Onsite.

Salisbury Marketplace Property	Retail

79,732 square foot retail property located at 2106 Statesville Boulevard, Salisbury, North Carolina 28147, built in 1987, that is 85.3% leased as of December 31, 2023 and is anchored by Food Lion, CitiTrends and Family Dollar.

Franklin Square Property

On April 28, 2017, we purchased from Medalist Fund I, LLC, a Virginia limited liability company, which was also managed by the Manager, the Franklin Square Property through a wholly owned subsidiary. The purchase price for the Franklin Square Property was $20,500,000 paid through a combination of cash and assumed, secured debt, or the Original Franklin Square Loan. Our total investment, including acquisition and closing costs, escrows and lease reserves was approximately $22,054,071. The Franklin Square

Property, built in 2006 and 2007, was 98.6% leased as of December 31, 2023, is anchored by Ashley Furniture, and Altitude Trampoline Park, and is located in Gastonia, North Carolina.

The Original Franklin Square Loan was made on February 10, 2016 in the principal amount of $14,275,000 and assumed by us at acquisition. The Original Franklin Square Loan required monthly interest only payments during its term and bore interest at a fixed rate of 4.70%. The original October, 2021 maturity date was extended until November, 2021. On November 8, 2021, we refinanced the Original Franklin Square Loan with a new mortgage loan in the principal amount of $13,250,000 (the “Franklin Square Loan”) and cash of $2,292,273.

The Franklin Square Loan matures on December 6, 2031 and bears interest at a fixed rate of 3.808%. The Franklin Square Loan requires monthly interest-only payments during the first three years of the term. For the remainder of the term, the Franklin Square Loan requires monthly payments of $61,800, which includes principal on a 30-year amortization schedule, and interest. The Franklin Square Loan may not be prepaid prior to its maturity, but our company has the right to initiate a defeasance according to the terms of the loan agreement. We have guaranteed all amounts due under the Franklin Square Loan. The loan agreement includes a covenant to maintain a debt service coverage ratio of 1.25 to 1.0 for the property.

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

As of December 31, 2023, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2023	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Ashley Furniture	Retail	34,682	25.8%	$277,456	12/31/2025	12/31/2030 12/31/2035
Altitude Trampoline Park	Entertainment	30,000	22.4%	270,000	7/31/2029	7/31/2034 7/31/2039 7/31/2044

Occupancy data for the five preceding years (as of December 31) was as follows:

	2023	2022	2021	2020	2019
Occupancy Rate	98.6%	93.2%	81.2%	82.3%	92.4%

Average effective annual rent per square foot for the five preceding years was as follows:

	2023	2022	2021	2020	2019
Average Effective Annual Rent Per Square Foot (1)	$13.27	$12.09	$11.72	$12.67	$13.47
(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements or rent deferrals.

Lease expirations in the next 10 years are as follows:

	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033
Leases Expiring	3	6	2	4	1	3	—	—	1	1

Square Footage	8,119	48,997	5,260	13,296	4,823	33,937	—	—	12,632	5,295

Annual Rent (1)	$192,627	$603,247	$126,544	$334,612	$97,710	$406,229	$—	$—	$187,585	$78,913

Percentage of Aggregate Annual Rent (2)	10.8%	33.9%	7.1%	18.8%	5.5%	22.8%	—%	—%	10.5%	4.4%

(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2023 rent.

Hanover Square Property

On May 8, 2018, we acquired an undivided 84% tenant-in-common interest in the Shops at the Hanover Square Property from COF North, LLC, a Virginia limited liability company and unaffiliated seller. The property is comprised of (i) an approximately 73,440 square foot retail center located on 8.766 acres of land at 7230 Bell Creek Road in Mechanicsville, Virginia 23111 (the “Hanover Square Shopping Center Property”) and (ii) a contiguous, undeveloped parcel of land totaling 0.864 acres (the “Hanover Square Outparcel”). We refer to both parcels herein as the Hanover Square Property. The contract purchase price for the Hanover Square Property was $12,173,000. We acquired the Hanover Square Property with $3,291,404 in cash from us, $648,120 in cash from an unaffiliated tenant-in-common, and the assumption of a secured loan of approximately $8,527,315 from Langley Federal Credit Union, which amount was increased by an additional $372,685, or the Hanover Square Property Loan. We purchased the Hanover Square Property as a tenant-in-common with PMI Hanover Sq. LLC, an unaffiliated party. We acquired an 84% interest in the Hanover Square Property, and PMI Hanover Sq. LLC owns the remaining 16% interest. The retail center forming a part of the Hanover Square Property was built in 2007 and, as of December 31, 2023, was 96.7% leased.

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

In connection with our acquisition of the Hanover Square Property, we, through a subsidiary, entered into the Tenants in Common Agreement with PMI Hanover Sq. LLC, or the Hanover Square TIC Agreement. Among other approvals, under the Hanover Square TIC Agreement, the consent of both tenants in common is required to approve (i) any lease, sublease, deed restriction, or grant of easement of/on all or any portion of the Hanover Square Property, (ii) any sale or exchange of the Hanover Square Property, or (iii) any indebtedness or loan, and any negotiation or refinancing thereof, secured by a lien on the Hanover Square Property. In the event the tenants in common are unable to agree on a decision which requires the consent of both tenants in common, a tenant in common may purchase the undivided interest of the other tenant in common subject to certain rights contained in the Hanover Square Property TIC Agreement.

The property is a three-lot one-floor strip retail shopping center totaling approximately 73,440 square feet of net leasable area. The building is concrete slab with floor coverings consisting of a mixture of vinyl tile and carpeting. The exterior walls are masonry with brick veneer and EIFS at front and painted concrete block sides and rear. Windows are plate glass fixed pane storefront type in aluminum frames. The roof is single-ply, mechanically fastened EPDM over rigid insulation and steel framing in a flat configuration. The parking area comprises approximately 365 spaces.

As of December 31, 2023, tenants occupying 10% or more of the rentable square footage included:

			Percentage
			of
		Leased	Rentable
		Square	Square	2023	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Old Navy	Retail	15,000	20.4%	$229,650	4/30/2029	None
Marshall’s	Retail	28,000	38.1%	$336,000	2/28/2027	2/28/2032 2/28/2037

Occupancy data for the five preceding years (as of December 31) was as follows:

	2023	2022	2021	2020	2019
Occupancy Rate	96.7%	100.0%	100.0%	100.0%	100.0%

Average effective annual rent per square foot for the five preceding years was as follows:

	2023	2022	2021	2020	2019
Average Effective Annual Rent Per Square Foot (1)	$16.03	$15.71	$13.99	$14.59	$15.31

(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements.

Lease expirations in the next 10 years are as follows:

	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033
Leases Expiring	2	—	2	3	2	1	—	—	1	—

Square Footage	3,140	—	10,500	30,400	6,000	15,000	—	—	6,000	—

Annual Rent (1)	$70,632	$—	$187,896	$406,860	$100,668	$229,656	$—	$—	$193,008	$—

Percentage of Aggregate Annual Rent (2)	6.0%	—%	16.0%	34.6%	8.6%	19.5%	—%	—%	16.4%	—%

(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2023 rent.

On December 29, 2023, we and PMI Hanover Sq. LLC entered into a purchase and sale agreement to sell the Hanover Square Shopping Center to an unrelated third party for $13,000,000.  The Hanover Square Outparcel is not included in this transaction.  On February 7, 2024, the purchaser completed its due diligence and we and PMI Hanover Sq. LLC agreed to a $75,000 price reduction to reflect necessary repairs.  On February 16, 2024, we entered into a purchase and sale agreement to purchase PMI Hanover Sq. LLC’s undivided 16% interest in the Hanover Square Outparcel.

Ashley Plaza Property

On August 30, 2019, we purchased from RCG-Goldsboro, LLC, a Georgia limited liability company and unaffiliated seller, Ashley Plaza, a 164,012 square foot retail property located at 201–221 North Berkeley Boulevard in Goldsboro, North Carolina 27534, or the Ashley Plaza Property, for $15,200,000. The Ashley Plaza Property was built in 1977, fully renovated in 2018, was 98.0% leased as of December 31, 2023, and is anchored by Hobby Lobby, Harbor Freight, Ashley Home Store and Planet Fitness.

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

As of December 31, 2023, tenants occupying 10% or more of the rentable square footage included:

			Percentage
			of
		Leased	Rentable
		Square	Square	2023	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Ashley Home Store	Retail	17,920	10.9%	$163,968	8/31/2028	8/31/2033 8/31/2038 8/31/2043 8/31/2048
Harbor Freight Tools	Retail	21,416	13.1%	$159,840	2/28/2029	2/28/2034 2/28/2039
Hobby Lobby	Retail	50,000	30.5%	$250,000	3/31/2029	3/31/2034 3/31/2039 3/31/2044
Planet Fitness	Fitness	20,131	12.3%	$181,179	4/30/2030	4/30/2033 4/30/2038

Occupancy data for the five preceding years (as of December 31) was as follows:

	2023	2022	2021	2020	2019
Occupancy Rate	98.0%	100.0%	100.0%	98.0%	98.0%

Average effective annual rent per square foot for the five preceding years was as follows:

	2023	2022	2021	2020	2019
Average Effective Annual Rent Per Square Foot (1)	$8.50	$8.24	$8.11	$7.98	$7.74

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

Lease expirations in the next 10 years are as follows:

	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033
Leases Expiring	2	1	1	1	3	1	1	—	2	1

Square Footage	4,645	4,000	3,000	1,400	36,045	50,000	20,131	—	8,656	11,400

Annual Rent (1)	$58,457	$42,000	$105,000	$40,575	$312,916	$262,500	$181,179	$—	$143,344	$147,675

Percentage of Aggregate Annual Rent (2)	4.2%	3.0%	7.5%	2.9%	22.5%	18.8%	13.0%	—%	10.3%	10.6%

(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2023 rent.

Brookfield Center Property

On October 3, 2019, we purchased from Appian-Brookfield South 48, LLC, a South Carolina limited liability company and unaffiliated seller, Brookfield Center, a 64,880 square foot flex-industrial property located at 48 Brookfield Center Drive, Greenville, South Carolina 29607, or the Brookfield Center Property, for $6,700,000. The Brookfield Center Property was built in 2007, was 100% leased as of December 31, 2023, and is anchored by the Gravitopia Trampoline Park, S&ME, Inc., and Turning Point Greenville Church.

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

We entered into related party notes, short term, with the Manager by which the Manager provided an aggregate of $263,000 to fund a portion of our acquisition of the Brookfield Center Property. The notes were due on demand and bore interest at a rate of 5.00% annually. On February 20, 2020, we repaid these related party notes payable, short term.

The Brookfield Center Property consists of a single-story building on a 7.88 acre parcel of land, and was built in 2007. The foundation consists of a concrete slab-on-grade with continuous perimeter reinforced concrete spread footings and interior isolated spread footings and column pads. The floor is a reinforced concrete slab-on-grade. The building superstructure consists of concrete tilt-up panels with steel columns and steel stud infill walls. The roof is flat and consists of a single ply thermoplastic polyolefin (TPO) membrane. Parking is available for 273 automobiles on asphalt-paved parking areas, including 12 ADA accessible spaces.

As of December 31, 2023, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2023	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Turning Point Greenville Church	Religious	9,000	13.9%	$102,109	9/30/2025	None
S&ME	Engineering	8,582	13.2%	$97,161	10/31/2027	10/31/2030
Gravitopia	Entertainment	35,160	54.2%	$283,588	4/30/2026	4/30/2031

Occupancy data for the five preceding years (as of December 31) was as follows:

	2023	2022	2021	2020	2019
Occupancy Rate	100.0%	100.0%	100.0%	93.8%	93.8%

Average effective annual rent per square foot for the five preceding years was as follows:

	2023	2022	2021	2020	2019
Average Effective Annual Rent Per Square Foot (1)	$9.41	$9.30	$8.38	$8.33	$6.52

(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements.

Lease expirations in the next 10 years are as follows:

	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033
Leases Expiring	—	1	2	2	—	1	—	—	—	—

Square Footage	—	9,000	39,206	12,628	—	4,046	—	—	—	—

Annual Rent (1)	$—	$106,612	$344,365	$178,545	$—	$45,223	$—	$—	$—	$—

Percentage of Aggregate Annual Rent (2)	—	17.5%	56.4%	29.3%	—%	7.4%	—%	—%	—%	—%

(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2023 rent.

Lancer Center Property

On May 14, 2021, we purchased from BVC Lancer, LLC, a South Carolina limited liability company and unaffiliated seller, Lancer Center, a 181,590 square foot retail property located at 1256 SC-9 By Pass West, Lancaster, South Carolina, 29720, or the Lancer Center Property, for $10,100,000 exclusive of closing costs and a $200,000 credit to us for major repairs. The Lancer Center Property was built in 1987, was 100% leased as of December 31, 2023, and is anchored by Badcock Furniture, KJ’s Market and Big Lots.

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

As of December 31, 2023, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2023	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Badcock Furniture	Retail	35,876	19.8%	$108,000	6/30/2029	6/30/2034
K.J.’s Market	Retail	34,100	18.8%	$140,640	12/31/2025	12/31/2030 12/31/2035 12/31/2040 12/31/2045 12/31/2050
Big Lots	Retail	28,527	15.6%	$148,349	2/28/2034	2/28/2039 2/28/2044

Occupancy data for the five preceding years (as of December 31) was as follows:

	2023	2022	2021	2020	2019
Occupancy Rate (1)	100.0%	100.0%	100.0%	97.2%	99.0%

(1)	Occupancy rates for 2020 and 2019 are derived from data from the prior owner.

Average effective annual rent per square foot for the five preceding years was as follows:

	2023	2022	2021	2020	2019
Average Effective Annual Rent Per Square Foot (1)	$5.84	$5.61	$5.52	$5.55	$5.61

(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements or rent deferrals.  For the years ending December 31, 2019 and 2020, data is from the prior owner.  For the year ended December 31, 2021, we owned Lancer Center for seven months. The average annual rent per square foot is based on rents from the prior owner for the period from January, 2021 through May, 2021 and on rents from our ownership period from June, 2021 through December, 2021.

Lease expirations in the next 10 years are as follows:

	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033
Leases Expiring	4	3	3	2	4	2	—	—	—	—

Square Footage	17,629	38,700	24,300	3,200	16,580	37,876	—	—	—	—

Annual Rent (1)	$145,240	$216,546	$164,679	$52,594	$178,976	$128,872	$—	$—	$—	$—

Percentage of Aggregate Annual Rent (2)	13.7%	20.4%	15.5%	5.0%	16.9%	12.1%	—%	—%	—%	—%

(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2023 rent.

The Greenbrier Business Center Property

On August 27, 2021, we purchased from Medalist Fund II-B, LLC, a Virginia limited liability company, which was also managed by the Manager, the Greenbrier Business Center Property, located at 1244 Executive Boulevard, Chesapeake, Virginia, 23320, for $7,250,000.  The Greenbrier Business Center was built in 1987, was 95.1% leased as of December 31, 2023 and is anchored by Bridge Church.

The purchase price and closing costs were financed with $3,097,162 in equity and the assumption of a secured mortgage loan, net, of $4,481,600, or the Initial Greenbrier Business Center Loan. The Greenbrier Business Center Property, built in 2006 and 2007, is anchored by Bridge Church, and is located in Chesapeake, Virginia.

The Initial Greenbrier Business Center Loan was originally made on June 7, 2021 in the principal amount of $4,495,000 and assumed by us at acquisition.  The Initial Greenbrier Business Center Loan bore interest at a fixed rate of 4.00% and required monthly interest only payments during the first 12 months of its term.  The Initial Greenbrier Business Center Loan would have matured on July 1, 2026. On June 13, 2022, we repaid the Initial Greenbrier Business Center Loan using proceeds from the Wells Fargo Mortgage Facility (see below).

The Greenbrier Business Center Property consists of three (3) one-story flex warehouse buildings totaling approximately 89,280 square feet of rentable area. The buildings are constructed on a deep foundation system consisting of piles or caissons and grade beams.  The ground floor consists of reinforced concrete slab. The exterior structural walls are constructed with structural steel framing consisting of columns, beams and open web steel joists. The rooves are flat and consist of PVC roofing membrane. The parking area comprises 171 spaces.

As of December 31, 2023, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2023	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Bridge Church	Religious	10,913	12.2%	$79,077	10/31/2025	None

Occupancy data for the five preceding years (as of December 31) was as follows:

	2023	2022	2021	2020	2019
Occupancy Rate	95.1%	79.9%	86.8%	91.4%	82.2%

(1)	Occupancy rates for 2019 through 2020 are derived from data from the prior owner.

Average effective annual rent per square foot for the five preceding years was as follows:

	2023	2022	2021	2020	2019
Average Effective Annual Rent Per Square Foot (1)	$7.79	$6.83	$6.65	$5.79	$6.30

(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements or rent deferrals.  For the year ended December 31, 2021, we owned Greenbrier Business Center for four months.  The average annual rent per square foot is based on rents from the prior owner for period from January, 2021 through August, 2021 and on rents from our ownership period from September, 2021 through December, 2021.  Average effective rent per square foot for 2019 and 2020 are based on rents from the prior owner.

Lease expirations in the next 10 years are as follows:

	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033
Leases Expiring	4	6	7	—	2	—	—	—	—	—

Square Footage	13,625	33,974	30,363	—	6,968	—	—	—	—	—

Annual Rent (1)	$122,528	$290,779	$330,151	$—	$84,948	$—	$—	$—	$—	$—

Percentage of Aggregate Annual Rent (2)	17.6%	41.8%	47.4%	—%	12.2%	—%	—%	—%	—%	—%

(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2023 rent.

Parkway Property

On November 1, 2021, we acquired an undivided 82% tenant-in-common interest in the Parkway Property from Continental Parkway, LLC, a Virginia limited liability company and unaffiliated seller. The Parkway Property is comprised of two flex warehouse buildings totaling approximately 64,109 square feet and is located on 4.39 acres of land at 2697 International Parkway, Virginia Beach, Virginia, 23452. The contract purchase price for the Parkway Property was $7,300,000. We acquired the Parkway Property with $2,138,795 in cash from us, $469,492 in cash from an unaffiliated tenant-in-common, and net mortgage loan proceeds of approximately

$4,989,737, or the Parkway Property Loan. Our company purchased the Parkway Property as a tenant-in-common with PMI Parkway, LLC, an unaffiliated party. Our company acquired an 82% interest in the Parkway Property, and PMI Parkway, LLC owns the remaining 18% interest. The Parkway Property was built in 1984, was 100% leased as of December 31, 2023, and is anchored by First Onsite and GBRS Group.

The interest rate for the mortgage loan for the Parkway Property was originally based on the Intercontinental Exchange London Interbank Offered Rate (“ICE LIBOR”) plus 225 basis points, with a minimum rate of 2.25%.  After the discontinuation of the London Interbank Offered Rate (“LIBOR”) on June 30, 2023, the ICE LIBOR index was replaced by Term SOFR, with an adjusted margin of 236.44 basis points.  Under the terms of the mortgage, the interest rate payable each month may not change by greater than 1% during any six-month period and 2% during any 12-month period.  As of December 31, 2023 and 2022 the rate in effect for the Parkway Property Loan was 7.05% and 4.3117%, respectively. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule.  The Parkway Property Loan matures on October 31, 2031.

We entered into an Interest Rate Protection Transaction to limit our exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property. Under this agreement, our interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%. Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR. As of December 31, 2023, SOFR was 5.35% and as of December 31, 2022, USD 1-Month ICE LIBOR was 4.39%.

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

As of December 31, 2023, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2023	Lease	Renewal
Tenant	Business	Footage	Footage	Annualized Rent	Expiration	Options
First Onsite	Construction	7,760	12.1%	$73,720	7/31/2028	None
GBRS Group	Consulting	16,386	25.6%	$157,655	8/31/2025	8/31/2030

Occupancy data for the five preceding years (as of December 31) was as follows:

	2023	2022	2021	2020	2019
Occupancy Rate (1)	100.0%	100.0%	100.0%	100.0%	76.6%

(1)	Occupancy rates for 2019 and 2020 are derived from data from the prior owner.

Average effective annual rent per square foot for the five preceding years was as follows:

	2023	2022	2021	2020	2019
Average Effective Annual Rent Per Square Foot (1)	$8.31	$9.40	$10.12	$8.22	$6.80

(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements or rent deferrals.  For the year ended December 31, 2021, we owned the Parkway Property for two months.  The average annual rent per square foot is based on rents from the prior owner for period from January, 2021 through October, 2021 and on rents from our ownership period from November, 2021 through December, 2021. Average effective rent per square foot for 2019 and 2020 are based on rents from the prior owner.

Lease expirations in the next 10 years are as follows:

	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033
Leases Expiring	10	4	4	—	2	—	—	—	—	—

Square Footage	19,790	22,146	9,153	—	13,020	—	—	—	—	—

Annual Rent (1)	$207,153	$118,543	$95,322	$—	$143,391	$—	$—	$—	$—	$—

Percentage of Aggregate Annual Rent (2)	38.9%	22.2%	17.9%	—%	26.9%	—%	—%	—%	—%	—%

(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2023 rent.

Salisbury Marketplace Property

On June 13, 2022, we purchased from FCC Salisbury Marketplace, LLC, a Virginia limited liability company and unaffiliated seller, a 79,732 square foot retail property located on 9.83 acres at 2106 Statesville Boulevard, Salisbury, North Carolina, or the Salisbury Marketplace Property, for $10,025,000 exclusive of closing costs. The Salisbury Marketplace Property was built in 1987, was 85.3% leased as of December 31, 2023, and is anchored by Food Lion, CitiTrends and Family Dollar. The purchase price and closing costs for the Salisbury Marketplace Property were financed with $3,746,561 in equity and net mortgage loan proceeds of $6,533,153 from the Wells Fargo Mortgage Facility (see below).

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

As of December 31, 2023, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2023	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Food Lion	Retail	31,762	39.8%	$324,096	12/31/2032	12/31/2037 12/31/2042 12/31/2047 12/31/2052 12/31/2057 12/31/2062
CitiTrends	Retail	12,500	15.7%	$113,850	9/30/2027	9/30/2032
Family Dollar	Retail	8,470	10.6%	$87,115	12/31/2033	12/31/2038 12/31/2043

Occupancy data for the five preceding years (as of December 31) was as follows:

	2023	2022	2021	2020	2019
Occupancy Rate (1)	85.3%	91.2%	89.3%	85.3%	83.8%

(1)	Occupancy rates for 2019 through 2021 are derived from data from the prior owner.

Average effective annual rent per square foot for the five preceding years was as follows:

	2023	2022	2021	2020	2019
Average Effective Annual Rent Per Square Foot (1)	$9.73	$9.68	$9.60	$9.10	$8.88

(1)	Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements or rent deferrals. For the year ended December 31, 2022, we owned the Salisbury Marketplace Property for approximately six months. The average annual rent per square foot is based on rents from the prior owner for period from January, 2022 through June, 2022 and on rents from our ownership period from July, 2022 through December, 2022. Average effective rent per square foot for 2019 through 2021 are based on rents from the prior owner.

Lease expirations in the next 10 years are as follows:

	2024	2025	2026	2027	2028	2029	2030	2031	2032	2033
Leases Expiring	2	2	3	1	—	2	—	—	1	1

Square Footage	2,550	2,250	8,050	12,500	—	2,400	—	—	31,762	8,470

Annual Rent (1)	$38,789	$21,579	$118,347	$113,850	$—	$37,982	$—	$—	$324,096	$93,382

Percentage of Aggregate Annual Rent (2)	5.0%	2.8%	15.3%	14.7%	—%	4.9%	—%	—%	41.8%	12.0%

(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2023 rent.

Wells Fargo Mortgage Facility

On June 13, 2022, we entered into a mortgage loan facility with Wells Fargo Bank in the principal amount of $18,609,500. The proceeds from this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property. The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule, is $103,438. We have provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a minimum debt yield of 9.5% on the Salisbury Marketplace, Lancer Center and Greenbrier Business Center properties, and the maintenance of liquid assets of not less than $1,500,000.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “MDRR” since November 28, 2018. Prior to that time, there was no public market for our common stock. On March 5, 2024, the closing sale price of our common stock on the Nasdaq Capital Market was $5.55.  On December 31, 2023, we had approximately 7,583 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

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

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

On December 21, 2021, the Board authorized a share repurchase program (the “Common Stock Repurchase Program”) whereby we may repurchase up to 62,500 shares of our common stock for a maximum price of $38.40 per share.  Under this authorization, we repurchased 33,509 shares of our common stock at a total cost of $278,277 and an average price of $8.30 per share.  On October 18, 2023, the Board approved the repurchase of an additional 200,000 Common Shares for a maximum price of $6.00 per share under the Common Stock Repurchase Program.  Following the approval of the increase, we may purchase up to 228,991 Common Shares in total under the program.  During the three months ended December 31, 2023, we did not make any share repurchases.

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

Our company was formed to acquire, reposition, renovate, lease and manage income-producing properties, with a primary focus on (i) commercial properties, including flex-industrial and retail properties, (ii) multi-family residential properties and (iii) limited-service hotel properties in secondary and tertiary markets in the southeastern part of the United States, with an expected concentration in Virginia, North Carolina, South Carolina, Georgia, Florida and Alabama. We may also pursue, in an opportunistic manner, other real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, and indirect investments in real property, such as those that may be obtained in a joint venture. While these types of investments are not intended to be a primary focus, we may make such investments in our discretion.  On October 6, 2023, we announced our plans to start evaluating options to create stand-alone, single tenant net lease assets from our existing portfolio and to explore the acquisition of single tenant net lease assets outside of our existing portfolio. On February 15, 2024, we announced that our company had entered into an agreement with a related party to acquire a single tenant net lease asset referred to as the Citibank Property (see Note 11 to the notes to our consolidated financial statements.)   We continue to evaluate these options and plan to continue to provide updates when appropriate.

As of December 31, 2023, our company owned and operated eight investment properties, the Shops at Franklin Square (the “Franklin Square Property”), a 134,239 square foot retail property located in Gastonia, North Carolina, the Hanover North Shopping Center (the “Hanover Square Property”), a 73,440 square foot retail property located in Mechanicsville, Virginia, the Ashley Plaza Shopping Center (the “Ashley Plaza Property”), a 164,012 square foot retail property located in Goldsboro, North Carolina, Brookfield Center (the “Brookfield Center Property”), a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina, the Lancer Center, a 181,590 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), the Greenbrier Business Center (the “Greenbrier Business Center Property”), an 89,280 square foot mixed-use industrial/office property located in Chesapeake, Virginia, Parkway 3 & 4 (the “Parkway Property”), a 64,109 square foot mixed-use industrial office property located in Virginia Beach, Virginia, and the Salisbury Marketplace Shopping Center, a 79,732 square foot retail property located in Salisbury, North Carolina (the “Salisbury Marketplace Property”).  As of December 31, 2023, we owned 84% of the Hanover Square Property as a tenant in common with a noncontrolling owner which owned the remaining 16% interest and 82% of the Parkway Property as a tenant in common with a noncontrolling owner which owns the remaining 18% interest.

For all periods prior to July 18, 2023, our company was externally managed by the Manager. On July 18, 2023, our company entered into a termination agreement with the Manager and William R. Elliott and Thomas E. Messier (the “Termination Agreement”) which provided for the immediate termination of the Management Agreement.  Until the termination of the Management Agreement, the Manager made all investment decisions for our company. The Manager oversaw our company’s overall business and affairs and had broad discretion to make operating decisions on behalf of our company and to make investment decisions. Since the termination of the Management Agreement, our company has been managed internally as directed by our company’s Board of Directors (the “Board”). Our company’s stockholders are not involved in its day-to-day affairs.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have investments. As of December 31, 2023, our reportable segments were retail center properties and flex center properties.  Although we sold our interest in the Clemson Best Western Hotel Property on September 29, 2022, we include hotel properties as a third reportable segment for the year ended December 31, 2022.

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

On April 18, 2023, our company provided an update on the Special Committee’s efforts and announced that the Special Committee was in active discussions with potential parties in pursuit of those alternatives.  On July 12, 2023, the Board approved our company’s negotiation of the sale of its interests in four properties from our company’s portfolio.  On August 7, 2023, our company announced that it had ceased to pursue the sale of these properties.

Internalization of Management

On July 18, 2023, our company entered into the Termination Agreement which provided for the immediate termination of the Management Agreement.  In connection with the resulting internalization of our company’s management, Francis P. Kavanaugh was appointed interim CEO and President. On October 18, 2023, Mr. Kavanaugh was appointed CEO and President on a permanent basis.

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

Salisbury Marketplace Property Acquisition

On June 13, 2022, our company, through a wholly owned subsidiary, completed its acquisition of the Salisbury Marketplace Property, a 79,732 square foot retail property located in Salisbury, North Carolina.  The Salisbury Marketplace Property, built in 1986, was 91.2% leased as of December 31, 2023, and is anchored by Food Lion, Citi Trends and Family Dollar.  The purchase price for the Salisbury Marketplace Property was $10,025,000 paid through a combination of cash provided by our company and the incurrence of new mortgage debt.  Our company’s total investment was $10,279,714 and we incurred $254,714 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

Hanover Square Property Transactions

On December 29, 2023, our company and PMI Hanover Sq. LLC entered into a purchase and sale agreement to sell the Hanover Square Shopping Center to an unrelated third party for $13,000,000.  The Hanover Square Outparcel is not included in this transaction.  On February 8, 2024, the purchaser completed its due diligence and our company and PMI Hanover Sq. LLC agreed to a $75,000 price reduction to reflect necessary repairs.  On February 16, 2024, our company entered into a purchase and sale agreement to purchase PMI Hanover Sq. LLC’s undivided 16% interest in the Hanover Square Outparcel.

Agreement to Acquire the Citibank Property

On February 15, 2024, our company entered into an agreement with an entity controlled by Francis P. Kavanaugh, our CEO and President and a related party, to acquire a single tenant net lease asset referred to as the Citibank Property. Consideration for the acquisition will be paid to the related party seller in the form of common units of the Operating Partnership (the "Operating Partnership Units", and each an "Operating Partnership Unit") valued at $5.75 per Operating Partnership Unit. Several conditions to closing on the purchase remain to be satisfied, and there can be no assurance that our company will complete the transaction on the general terms described above or at all.

Wells Fargo Mortgage Facility

On June 13, 2022, our company, through its wholly owned subsidiaries, entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500.  The proceeds of the Wells Fargo Mortgage Facility were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property.  The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term.  The monthly payment, which includes interest at the fixed rate, and principal, based on a 25-year amortization schedule, is $103,438.  Our company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility.  The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis and a minimum debt yield of 9.5% on the Salisbury Marketplace, Lancer Center and Greenbrier Business Center properties, and to maintain liquid assets of not less than $1,500,000 on deposit with Wells Fargo Bank.  As of December 31, 2023, our company believes that it is compliant with these covenants.

Wells Fargo Line of Credit

On June 13, 2022, our company, through its wholly owned subsidiaries, entered into a loan agreement with Wells Fargo Bank for a $1,500,000 line of credit (the “Wells Fargo Line of Credit”).  As of December 31, 2023 and 2022, the Wells Fargo Line of Credit had an outstanding balance of $1,000,000 and $0, respectively.  Outstanding balances on the Wells Fargo Line of Credit will bear interest at a floating rate of 2.25% above daily SOFR.  As of December 31, 2023 and 2022, SOFR was 5.35% and 4.3%, respectively. The Wells Fargo Line of Credit has a one-year, renewable term, is unconditionally guaranteed by our company, and any outstanding balances are secured by the Lancer Center Property, the Greenbrier Business Center Property and the Salisbury Marketplace Property.   On May 2, 2023, our company and Wells Fargo Bank entered into the First Amendment to Revolving Line of Credit Note which extended the maturity date of the Wells Fargo Line of Credit to June 9, 2024.  Our company is currently in discussions with Wells Fargo to extend the maturity date of the Wells Fargo Line of Credit, but there can be no assurance that we will be successful.  We plan to continue to use the Wells Fargo Line of Credit for general working capital needs and to help fund future acquisitions.

Shelf Registration

On June 21, 2021, our company filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement is intended to provide additional flexibility to finance future business opportunities through timely and cost-effective access to capital markets. Under the shelf registration statement, our company may, from time to time, issue common stock up to an aggregate amount of $150,000,000. The shelf registration statement was declared effective by the SEC on July 27, 2021.

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

Common Stock Repurchase Plan

In December 2021, the Board approved the purchase up to 62,500 shares of our Common Shares in the open market, up to a maximum price of $38.40 per share under the Common Stock Repurchase Plan. As of December 31, 2022, we have repurchased a total of 33,509 shares of our Common Shares in the open market under the Common Stock Repurchase Plan at an average price of $8.30 per share.

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

Common stock grants under the 2018 Equity Incentive Plan

On March 2, 2022, the Compensation Committee approved a grant of 7,500 shares of our common stock to two employees of the Manager who also served as directors of our company, a grant of 11,250 shares of our common stock to our company’s three independent directors at the time, and a grant of 7,500 shares of our common stock to the chief financial officer of our company under the Equity Incentive Plan. The effective date of the grants was March 2, 2022. The shares of our common stock granted vested immediately and are unrestricted. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the shares vested immediately, the fair value of the grants, or $233,100, was recorded to share based compensation expense on our consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of our shares of our common stock on the effective date of the grant.

On November 22, 2022, the Compensation Committee approved a grant of 9,554 shares of our common stock to two employees of our Manager who also served as directors of our company, a grant of 14,331 shares of our common stock to our company’s three independent directors at the time, a grant of 9,555 shares of our common stock to the chief financial officer of our company, and a grant of 6,370 shares of our common stock to the vice president and senior accountant of our company under the Equity Incentive Plan. The effective date of the grants was November 22, 2022. The shares granted vested immediately and are unrestricted. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the shares of our common stock vested immediately, the fair value of the grants, or $250,000, was recorded to share based compensation expense on our consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of our shares of our common stock on the effective date of the grant.

Financing Activities

Mortgages payable

Our company financed its acquisitions of its investment properties through mortgages, as follows:

	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2023	2022
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Hanover Square (b)	$78,098	6.94%	December 2027	—	9,877,867
Ashley Plaza (c)	$52,795	3.75%	September 2029	10,708,557	10,930,370
Brookfield Center (d)	$22,876	3.90%	November 2029	4,571,410	4,663,206
Parkway Center (e)	$28,161	Variable	November 2031	4,870,403	4,992,427
Wells Fargo Facility (f)	$103,438	4.50%	June 2027	17,939,276	18,351,981
Total mortgages payable				$51,339,646	$62,065,851

Amounts presented do not reflect unamortized loan issuance costs.

(a)	The mortgage loan for the Franklin Square Property in the principal amount of $13,250,000 has a ten-year term and matures on December 6, 2031. The mortgage loan bears interest at a fixed rate of 3.808% and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage includes covenants for our company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and to maintain liquid assets of no less than $1,000,000. As of December 31, 2023 and 2022, respectively, our company believes that we are compliant with these covenants. Our company has guaranteed the payment and performance of the obligations of the mortgage loan.
(b)	As of December 31, 2023, our company reclassified the mortgage loan for the Hanover Square Property to mortgages payable, net, associated with assets held for sale (see below).
(c)

The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.  Effective on December 26, 2023, our company assumed certain guaranty obligations under the Ashley Plaza mortgage loan related to the Guaranty Substitution (see below).  These obligations include covenants for our company to maintain a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property and for our company to maintain liquid assets of no less than $1,100,000. As of December 31, 2023 and 2022, respectively, our company believes that we are compliant with these covenants.

(d)

The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90% and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.  Effective on December 26, 2023, our company assumed certain guaranty obligations under the Brookfield Property mortgage loan related to the Guaranty Substitution (see below).  These obligations include covenants for our company to maintain a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Property and for our company to maintain liquid assets of no less than $485,000. As of December 31, 2023 and 2022, respectively, our company believes that we are compliant with these covenants.

(e)

The interest rate for the mortgage loan for the Parkway Property was originally based on ICE LIBOR plus 225 basis points, with a minimum rate of 2.25%.  After the discontinuation of LIBOR on June 30, 2023, the ICE LIBOR index was replaced by Term SOFR, with an adjusted margin of 236.44 basis points.  Under the terms of the mortgage, the interest rate payable each month may not change by greater than 1% during any six-month period and 2% during any 12-month period.  As of December 31, 2023 and 2022 the rate in effect for the Parkway Property mortgage was 7.05% and 6.37%, respectively.  The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule.  The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis.  As of December 31, 2023 and 2022, respectively, our company believes that we are compliant with this covenant.

On October 28, 2021, our company entered into the Interest Rate Protection Transaction to limit our exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property. Under this agreement, our interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%.  Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR.  For the period from September 1, 2022 through December 31, 2023, the applicable index (LIBOR or SOFR), exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced our company’s net interest expense.  Payments to our company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on our company’s consolidated statements of operations for the years ended years ended December 31, 2023 and 2022, respectively.

(f)

On June 13, 2022, our company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500.  The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property (see notes (g) and (h), below).  The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term.  The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five -year amortization schedule, is $103,438.  Our company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility.  The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis and a minimum debt yield of 9.5% on the Salisbury Marketplace Property, the Lancer Center Property and the Greenbrier Business Center Property, and to maintain liquid assets of not less than $1,500,000.  As of the years ended December 31, 2023 and 2022, respectively, our company believes that we are compliant with these covenants.

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

Our company refinanced the mortgage loan for the Greenbrier Business Center Property using proceeds from the Wells Fargo Mortgage Facility discussed above. Our company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for year ended December 31, 2022, recorded a loss on extinguishment of debt of $56,393.  Our company assumed the original mortgage loan for the Greenbrier Business Center Property from the seller. The original mortgage loan bore interest at a fixed rate of 4.00% and would have been interest only until August 1, 2022, at which time the monthly payment would have become $23,873, which would have included interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule.

Our company financed its acquisitions of its assets held for sale through mortgages, which as of December 31, 2023 are recorded as mortgages payable, net, associated with assets held for sale, on our consolidated balance sheets, as follows:

	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2023	2022
Hanover Square (a)	$78,098	6.94%	December 2027	$9,640,725	$—
Total mortgages payable associated with assets held for sale				$9,640,725	$—

Amounts presented do not reflect unamortized loan issuance costs.

(a)	The mortgage loan for the Hanover Square Property bore interest at a fixed rate of 4.25% until January 1, 2023, when the interest rate adjusted to a fixed rate of 6.94%, which was determined by adding 3.00% to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25%. As a result of the interest rate change, as of February 1, 2023, the fixed monthly payment of $56,882 increased to $78,098 which includes interest at the fixed rate, and principal, based on a twenty-five -year amortization schedule. The mortgage loan agreement for the Hanover Square Property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 and (ii) maintain a loan-to-value of real estate ratio of 75%. As of December 31, 2023, our company believes that we are in compliance with the loan-to-value covenant, but our company was not in compliance with the DSCR covenant. Our company notified the lender which responded that it considers this a technical default and does not intend to take any action related to the default because our company has made all mortgage payments on time and intends to sell the property in the near future.

Off-Balance Sheet Arrangements

As of December 31, 2023 and 2022, we have no off-balance sheet arrangements.

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

For the periods during which our company owned its hotel properties, revenues were recognized as earned, which is generally defined as the date upon which a guest occupies a room or utilizes the hotel’s services. Revenues from our company’s occupancy agreement with Clemson University were recognized as earned, which is as rooms were occupied by Clemson.

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

Upon the adoption of ASC No. 842, our company has elected the practical expedient permitting lessors to elect by class of underlying asset to not separate non-lease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC No. 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. Our company assessed the criteria above with respect to our operating leases and determined that they qualify for the non-separation practical expedient. As a result, we have accounted for and presented the revenues from these leases, including tenant reimbursements, as a single line item on our consolidated statements of operations for the years ended December 31, 2023 and 2022.

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

Cash Flows

At December 31, 2023, our consolidated cash and restricted cash on hand totaled $3,809,605 compared to consolidated cash on hand of $5,662,853 at December 31, 2022. Cash from operating activities, investing activities and financing activities for the year ended December 31, 2023 are as follows:

Operating Activities

During the year ended December 31, 2023 our cash provided by operating activities was $104,013 compared to cash provided by operating activities of $1,194,626 for the year ended December 31, 2022, a decrease in cash provided by operating activities of $1,090,613.

Cash flows from operating activities has two components. The first component consists of net operating loss adjusted for non-cash operating activities. During the year ended December 31, 2023, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $229,141.  During the year ended December 31, 2022, operating activities adjusted for non-cash items resulted in net cash provided in operating activities of $1,631,040.  The decrease of $1,401,899 in cash flows from operating activities for the year ended December 31, 2023 was a result of management restructuring expenses of $2,066,521, offset by improved net operating income from our investment properties.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations.  During the year ended December 31, 2023, net changes in asset and liability accounts resulted in $125,128 in cash used operations. During the year ended December 31, 2022, net changes in asset and liability accounts resulted in $436,414 in cash used operations. This decrease of $311,286 in cash used in operations resulting from changes in assets and liabilities is a result of decreased changes in accounts payable and accrued liabilities of $6,162, increased changes in other assets of $225,544, decreased changes in unbilled rent of $49,821, offset by increased changes in rent and other receivables, net, of $29,759.

The net of (i) the $229,141 increase in cash provided by operations from the first category and (ii) the $125,128 cash used by operations from the second category results in a total increase of cash provided in operations of $104,013 for the year ended December 31, 2023.

Investing Activities

During the year ended December 31, 2023, our cash used in investing activities was $1,483,117, compared to cash used in investing activities of $9,319,181 during the year ended December 31, 2022, a decrease in cash used in investing activities of $7,836,064.

During the year ended December 31, 2023, cash used in investing activities consisted of $1,483,117 in capitalized expenditures, including $210,505 in building improvements, $11,323 in site improvements, $432,613 in tenant improvements and $828,676 in leasing commissions.  During the year ended December 31, 2022, cash used in investing activities consisted of $10,279,714 used for the acquisition of the Salisbury Marketplace Property, $1,019,304 in capitalized expenditures, including $274,662 in building improvements, $300,332 in capitalized leasing commissions, $253,887 in furniture, fixtures and equipment for the Clemson Best Western Hotel property, $177,373 in capitalized tenant improvements, and $13,050 in site improvements, offset by $1,979,837 in cash received from the disposal of investment properties.

The non-cash investing activity for the year ended December 31, 2023, that did not affect our cash provided by investing activities, was the transfer of investment properties, net, to assets held for sale, net of $9,707,154. The non-cash investing activity during the year ended December 31, 2022 was $1,455,777 in restricted cash that was released upon the repayment of the Clemson Best Western Property mortgage payable.

Financing Activities

During the year ended December 31, 2023, our cash used by financing activities was $474,144 compared to cash provided by financing activities of $6,403,431 during the year ended December 31, 2022, an increase in cash used by financing activities of $6,877,575.  During the year ended December 31, 2023, our cash used by financing activities consisted of $1,085,480 in principal payments for our company’s mortgages, $383,665 in dividends and distributions and $4,999 to retire fractional shares resulting from the reverse stock split, offset by $1,000,000 in proceeds from the line of credit, short term.  During the year ended December 31, 2022, financing activities generated $18,477,304 in net proceeds from mortgages payable and $1,538,887 in net proceeds, after issuance costs, from common stock issuances under our SEPA (see above), offset by cash used in financing activities, including dividends and distributions of $1,309,180, mortgage debt principal payments of $11,932,137 (including $10,962,483 of cash used to refinance the Lancer Center, Greenbrier Business Center and Parkway properties and $969,654 in normal, monthly principal payments for our company’s other mortgages), repurchases of our company’s common stock of $286,543, including costs and fees, and $84,900 in lender fees associated with the repayment of the Clemson Best Western Property mortgage payable at the closing of its sale on September 29, 2022.

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

The primary, non-operating liquidity needs of our company are $5,000,000 to retire our mandatorily redeemable preferred stock in February, 2025, $1,000,000 to reduce the balance on our line of credit to $0, $22,994 to pay the dividends and distributions to common shareholders and Operating Partnership Unit holders, and $100,000 to pay the dividends to holders of our mandatorily redeemable preferred stock that were declared on January 10, 2023 and payable February 6, 2024 to holders of record on February 2, 2024, and $1,093,581 in principal payments due on its mortgages payable during the 12-month period from January 1, 2024 through December 31, 2024.  In addition to liquidity required to fund these dividends and principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. Our company plans to pay these obligations through a combination of cash on hand, potential dispositions and operating cash.

To meet these future liquidity needs, our company has the following resources:

•	$2,234,603 in unrestricted cash as of December 31, 2023;
●	$1,575,002 held in lender reserves for the purposes of tenant improvements, leasing commissions, real estate taxes and insurance premiums;
•	Our company’s $1,500,000 line of credit with Wells Fargo Bank, which had a $1,000,000 outstanding balance as of December 31, 2023;

•	Cash generated from operations during the year ended December 31, 2024, if any;
•	Projected proceeds from the sale of the Hanover Square Shopping Center of approximately $2,600,000, which is expected to close during March, 2024; and
●	Potential proceeds from issuances of Common Shares under our company’s shelf registration or under the Standby Equity Purchase Agreement (see note 7 of the notes to the consolidated financial statements), although there is no guarantee that any such issuances will be successful in raising additional funds.

Results of Operations

Year ended December 31, 2023

Revenues

Total revenue was $10,272,826 for the year ended December 31, 2023, consisting of $7,768,174 in revenues from retail center properties and $2,504,652 from flex center properties. Total revenues for the year ended December 31, 2023 decreased by $818,499 over the year ended December 31, 2022, resulting from decreased hotel property revenues from the sale of the Clemson Best Western Property and decreased flex center properties, offset by increased retail center revenues from new leasing activity in our retail center properties and our company’s acquisition of the Salisbury Marketplace properties

	For the year ended
	December 31,		Increase /
	2023	2022	(Decrease)
Revenues
Retail center properties	$7,768,174	$7,053,757	$714,417
Hotel property	—	1,507,649	(1,507,649)
Flex center properties	2,504,652	2,529,919	(25,267)
Total Revenues	$10,272,826	$11,091,325	$(818,499)

Revenues from retail center properties were $7,768,174 for the year ended December 31, 2023, an increase of $714,417 over retail center property revenues for the year ended December 31, 2022.  Increased revenues of $280,810 from the Franklin Square Property due to new leasing activity, $7,818 from the Ashley Plaza Property, and $446,748 from the ownership of the Salisbury Marketplace Property for the full 12 months ending December 31, 2023 were offset by reduced revenues of $20,773 from the Hanover Square Property due to decreased occupancy and $226 from the Lancer Center Property.

	For the year ended
	December 31,		Increase /
	2023	2022	(Decrease)
Retail Center Properties
Franklin Square Property	$2,386,147	$2,105,337	$280,810
Hanover Square Property	1,354,804	1,375,537	(20,733)
Ashley Plaza Property	1,750,180	1,742,362	7,818
Lancer Center Property	1,275,462	1,275,688	(226)
Salisbury Property	1,001,581	554,833	446,748
	$7,768,174	$7,053,757	$714,417

Revenues from hotel properties were $0 for the year ended December 31, 2023, a decrease of $1,507,649 from revenues from hotel properties for the year ended December 31, 2022, due to the sale of the Clemson Best Western Property on September 29, 2022.

	For the year ended
	December 31,		Increase /
	2023	2022	(Decrease)
Hotel Property
Clemson Best Western Property	$—	$1,507,649	$(1,507,649)
	$—	$1,507,649	$(1,507,649)

Revenues from the flex center properties were $2,504,652 for the year ended December 31, 2023, a decrease of $25,267 over revenues from flex center properties for year ended December 31, 2023 due to reduced revenues from the Parkway Property of $52,987 offset by increased revenues from the Greenbrier Business Center Property of $26,402 and the Brookfield Center Property of $1,318.

	For the year ended
	December 31,		Increase /
	2023	2022	(Decrease)
Flex Center Properties
Brookfield Center Property	$837,160	$835,842	$1,318
Greenbrier Business Center Property	900,466	874,064	26,402
Parkway Center Property	767,026	820,013	(52,987)
	$2,504,652	$2,529,919	$(25,267)

Operating Expenses

Total operating expenses were $11,269,990 for the year ended December 31, 2023, consisting of $1,932,277 in expenses from retail center properties, $731,522 in expenses from the flex center properties, $1,390,941 in legal, accounting and other professional fees, $484,345 in corporate general and administrative expenses, $2,066,521 in management restructuring expenses, a $90,221 loss on impairment, and $4,574,163 in depreciation and amortization.

	For the year ended
	December 31,		Increase /
	2023	2022	(Decrease)
Operating Expenses
Retail center properties (1)	$1,932,277	$1,950,511	$(18,234)
Hotel property	—	1,335,801	(1,335,801)
Flex center properties (2)	731,522	693,374	38,148
Total Investment Property Operating Expenses	2,663,799	3,979,686	(1,315,887)
Share based compensation expenses	—	483,100	(483,100)
Legal, accounting and other professional fees (3)	1,390,941	1,627,881	(236,940)
Corporate general and administrative expenses	484,345	457,653	26,692
Management restructuring expenses	2,066,521	—	2,066,521
Loss on impairment	90,221	36,670	53,551
Impairment of assets held for sale	—	175,671	(175,671)
Other expenses	—	227,164	(227,164)
Depreciation and amortization	4,574,163	4,706,823	(132,660)
Total Operating Expenses	$11,269,990	$11,694,648	$(424,658)
(1)	Includes $18,578 and $38,401 of bad debt expense for the years ended December 31, 2023 and 2022, respectively.
(2)	Includes $44,704 and $8,531 of bad debt expense for the years ended December 31, 2023 and 2022, respectively.
(3)

Includes $518,845 and $593,218 in expenses paid to the Consultant pursuant to the initial Consulting Agreement and subsequent Staffing Agreement for the years ended December 31, 2023 and 2022, respectively.

Operating expenses for retail center properties were $1,932,277 for the year ended December 31, 2023, a decrease of $18,234 from retail center property operating expenses for the year ended December 31, 2022.  Increased operating expenses from the acquisition of the Salisbury Marketplace Property of $116,668, and from the Hanover Square Property of $7,860, were offset by reduced operating expenses form the Franklin Square Property of $76,117, the Ashley Plaza Property of $2,264 and the Lancer Center Property of $64,381.

	For the year ended
	December 31,		Increase /
	2023	2022	(Decrease)
Retail Center Properties
Franklin Square Property (1)	$645,735	$721,852	$(76,117)
Hanover Square Property	318,850	310,990	7,860
Ashley Plaza Property (2)	332,196	334,460	(2,264)
Lancer Center Property (3)	390,815	455,196	(64,381)
Salisbury Property (4)	244,681	128,013	116,668
	$1,932,277	$1,950,511	$(18,234)

(1)Includes bad debt expense of $0 and $211 for the years ended December 31, 2023 and 2022, respectively.

(2)	Includes bad debt expense of $0 and $7,302 for the years ended December 31, 2023 and 2022, respectively.

(3)	Includes bad debt expense of $2,208 and $14,771 for the years ended December 31, 2023 and 2022, respectively.

(4)	Includes bad debt expense of $16,370 and $16,117 for the years ended December 31, 2023 and 2022, respectively.

Operating expenses for hotel properties were $0 for the year ended December 31, 2023, a decrease of $1,335,801 from operating expenses from hotel properties for the year ended December 31, 2022.  Decreased hotel operating expenses of $1,335,801 resulting from the sale of the Clemson Best Western Property on September 29, 2022.

	For the year ended
	December 31,		Increase /
	2023	2022	(Decrease)
Hotel Property
Clemson Best Western Property	$—	$1,335,801	$(1,335,801)
	$—	$1,335,801	$(1,335,801)

Operating expenses from the flex center properties were $731,522 for the year ended December 31, 2023, an increase of $38,148 over flex center property operating expenses for the year ended December 31, 2022 due to increased operating expenses from the Greenbrier Business Center Property of $72,242,due to increased utilities expense and increased bad debt expense, offset by reduced operating expenses from the Parkway Property of $29,221 and the Brookfield Center Property of $4,873.

	For the year ended
	December 31,		Increase /
	2023	2022	(Decrease)
Flex Center Properties
Brookfield Center Property	$244,128	$249,001	$(4,873)
Greenbrier Business Center Property (1)	279,081	206,839	72,242
Parkway Center Property (2)	208,313	237,534	(29,221)
	$731,522	$693,374	$38,148

(1)	Includes $38,584 and $3,435 of bad debt expense for the years ended December 31, 2023 and 2022, respectively.
(2)	Includes $6,120 and $5,096 of bad debt expense for the years ended December 31, 2023 and 2022, respectively.

Operating Loss

Operating loss for the year ended December 31, 2023 was $997,164, a decrease of $416,462 from the operating loss of $1,413,626 for the year ended December 31, 2022. This decrease was a result of increased investment property operating income of $497,388, decreased share based compensation expenses of $483,100, decreased legal, accounting and other professional fees of $236,940, decreased impairment of assets held for sale of $175,671 related to the Clemson Best Western Property, decreased other operating expenses of $227,164, decreased depreciation and amortization expenses of $132,660, decreased loss on disposition of investment properties of $421,096, and decreased loss on extinguishment of debt of $389,207, offset by increased bad debt expense of $16,350, increased corporate general and administrative expenses of $26,692, increased loss on impairment of $53,551, and increased management restructuring expenses of $2,066,521.

Interest Expense

Interest expense was $3,540,900 and $3,555,088 for the years ended December 31, 2023 and 2022, respectively, as follows:

	For the year ended
	December 31,		Increase /
	2023	2022	(Decrease)
Franklin Square	$539,940	$539,940	$—
Hanover Square	707,604	439,188	268,416
Ashley Plaza	428,442	436,731	(8,289)
Clemson Best Western	—	427,244	(427,244)
Brookfield Center	194,065	197,620	(3,555)
Lancer Center	—	127,107	(127,107)
Greenbrier Business Center	—	82,564	(82,564)
Parkway Center	138,388	201,824	(63,436)
Wells Fargo Mortgage Facility	855,434	479,989	375,445
Wells Fargo Line of Credit	33,973	—	33,973
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	643,054	622,881	20,173
Total interest expense	$3,540,900	$3,555,088	$(14,188)

Total interest expense for the year ended December 31, 2023 decreased by $14,188 over the year ended December 31, 2022. This decrease was a result of decreased interest expense from the Ashley Plaza mortgage of $8,289, decreased interest expense of $427,244 from the sale of the Clemson Best Western Property, and decreased interest expense of $3,555 from the Brookfield Center mortgage, offset by increased interest expense for the Hanover Square mortgage of $268,416 due to the rate reset on January 1, 2023,  increased interest expense from the Wells Fargo Mortgage Facility, which refinanced the Lancer Center and Greenbrier Business Center mortgages payable, and financed the acquisition of the Salisbury Marketplace (total increase in interest expense of $102,338 for the three properties, combined), increased interest expense of $33,973 for the Wells Fargo Line of Credit, and increased amortization of preferred stock issuance costs of $20,173.  Interest expense above includes non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock and the convertible debentures. See Note 5 of the accompanying notes to the consolidated financial statements.

Other Income

During the year ended December 31, 2023, other income was $49,274, a decrease of $187,226 from other income of $236,500 for the year ended December 31, 2022.  Other income for the year ended December 31, 2023 consisted of interest income of $38,308 and lease termination fee income of $10,966.  Other income for the year ended December 31, 2022 consisted of $220,881 in income related to the fair value change of the interest rate cap, interest income of $11,706 and miscellaneous income of $3,913.

Other Expense

During the year ended December 31, 2023, other expense was $84,564, an increase of $84,564 from other expense of $0 for the year ended December 31, 2022. Other expense for the year ended December 31, 2023 consisted of $84,564 in expense related to the fair value change of the interest rate cap.

Net Loss

Net loss was $4,573,354 for the year ended December 31, 2023, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common shareholders was $4,571,279. Net loss was $4,732,214 for the year ended December 31, 2022, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $4,769,241, for the year ended December 31, 2022.

Net loss for the year ended December 31, 2023 decreased by $158,860 over the year ended December 31, 2022, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders for the year ended December 31, 2023 decreased by $197,962 over the year ended December 31, 2022.

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

Below is our company’s FFO, which is a non-GAAP measurement, for the years ended December 31, 2023 and 2022:

	For the year ended
	December 31,
	2023	2022
Net loss	$(4,573,354)	(4,732,214)
Depreciation of tangible real property assets (1)	2,695,058	2,561,843
Depreciation of tenant improvements (2)	836,096	718,704
Amortization of leasing commissions (3)	152,661	100,702
Amortization of intangible assets (4)	890,348	1,325,574
Loss on disposal of investment property (5)	—	421,096
Loss on impairment (5)	90,221	36,670
Impairment of assets held for sale (5)	—	175,671
Loss on extinguishment of debt (6)	—	389,207
Funds from operations	$91,030	$997,253
(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.
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

Total AFFO for the years ended December 31, 2023 and 2022 was as follows:

	For the year ended
	December 31,
	2023	2022
Funds from operations	$91,030	$997,253
Amortization of above market leases (1)	93,696	188,903
Amortization of below market leases (2)	(368,803)	(415,624)
Straight line rent (3)	(100,010)	(149,831)
Capital expenditures (4)	(1,483,117)	(1,019,304)
Decrease (increase) in fair value of interest rate cap (5)	84,564	(220,881)
Amortization of loan issuance costs (6)	106,882	107,595
Amortization of preferred stock discount and offering costs (7)	243,054	222,881
Share-based compensation (8)	—	483,100
Bad debt expense (9)	63,282	46,932
Adjusted funds from operations (AFFO)	$(1,269,422)	$241,024
(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets.
(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities.
(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the retail center properties and flex center properties.
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
(9)

NAREIT’s December 2018 White Paper provides guidance on non-cash revenues and expenses, stating, “To provide an opportunity for consistent analysis of operating results among REITs, NAREIT encourages those reporting FFO to make supplemental disclosure of all material non-cash revenues and expenses affecting their results for each period. Our company has elected to include non-cash expenses (bad debt expense) in its calculation of AFFO.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer has concluded, as of December 31, 2023, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933). During the three months ended December 31, 2023, we did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers and Directors

The individuals listed as our executive officers below manage the day-to-day affairs and carry out the directives of our Board in the review, selection and recommendation of investment opportunities and operating acquired investments and monitoring the performance of those investments to ensure that they are consistent with our investment objectives. The duties that these executive officers perform also include the performance of corporate governance activities on our behalf that require the attention of our corporate officers, including signing certifications required under Sarbanes-Oxley Act of 2002, as amended, for filing with the periodic reports.

The following table and biographical descriptions set forth certain information with respect to the individuals who currently serve as our executive officers and directors:

Name	Age	Position
Francis P. Kavanaugh	63	Director, President, Chief Executive Officer, Secretary and Treasurer
Timothy O’Brien	55	Chairman of the Board
Neil P. Farmer	67	Independent Director
David Lunin	43	Independent Director
Emanuel D. Neuman	44	Independent Director
Charles S. Pearson, Jr.	66	Independent Director
C. Brent Winn, Jr.	62	Chief Financial Officer

Francis P. Kavanaugh, President and Chief Executive Officer, Secretary and Treasurer.  Mr. Kavanaugh is our President and Chief Executive Officer, Secretary and Treasurer.  He was appointed to our Board of Directors on May 24, 2023.  Mr. Kavanaugh is the co-founder of Fort Ashford Funds, LLC, a privately held investment firm, and has served as its Managing Director since its inception in 2004.  Mr. Kavanaugh received his B.S. in Information and Computer Science from the University of California Irvine in 1985 and his MBA from Pepperdine University in 2003.  Mr. Kavanaugh has more than 30 years of diverse experience in real estate investment, business restructuring and operational leadership.  He has been actively involved with the restructuring of over 20 businesses in the public and private sectors and is adept at navigating complexity and implementing strategic changes.  Management believes his experiences significantly contribute to the Company, especially with respect to his strong operational leadership and vision for strategic changes.

Timothy O’Brien, Chairman of the Board and Independent Director.   Mr. O'Brien is an independent director who was appointed to our Board of Directors on June 21, 2021.  He serves as Co-Chief Executive Officer of Meridian Senior Living, LLC a manager of independent, assisted living, memory care, skilled nursing and behavioral health communities and facilities. Mr. O’Brien serves as Vice President of Superior Living Foundation, Inc. a Maryland not for profit corporation formed to serve vulnerable populations by providing a variety of housing and health care services since 2018. Mr. O’Brien is a member of the Investment Committee of Book Hill Credit Opportunity Fund II, LLC and Book Hill Credit Opportunity Fund III, LLC, two opportunistic lending funds. Previously, he was Executive Vice President and Chief Investment Officer of NRF Healthcare Management, LLC, the healthcare subsidiary of NorthStar Realty Finance Corp. an NYSE listed REIT. Prior to joining NRF Healthcare’s predecessor, Wakefield Capital Management, Inc, in 2006 Mr. O'Brien served as a Senior Vice President in the real estate investment banking practice of Friedman, Billings, Ramsey & Co., Inc. (“FBR”). At FBR, Mr. O’Brien focused on providing investment banking services and strategic advisory services to public and private companies engaged in real estate, lodging, healthcare, and other asset intensive businesses. Before joining FBR, Mr. O’Brien was an Associate in the Real Estate, Gaming, Lodging and Leisure investment banking practice at Bear, Stearns & Co. Inc. and he was Portfolio Manager with Lazard Frères Real Estate Investors, LLC. Mr. O’Brien began his investment banking career as an associate in the real estate investment banking practice of Morgan Keegan & Company, Inc. Mr. O’Brien is a Chartered Financial Analyst, received his M.B.A. from UNC-Chapel Hill in 1997, has an M.S.B.A. the University of Maryland in 2010 and received his B.A. in Economics and Business from Randolph-Macon College in 1990, where he has served as a Trustee since 2012.

Neil P. Farmer, Independent Director.   Mr. Farmer is an independent director who was appointed to our Board of Directors on April 28, 2017. Mr. Farmer founded Farmer Properties, Inc., a real estate development firm located in Richmond, Virginia in 1983. Mr. Farmer is the President of Farmer Properties with responsibility over the entirety of its real estate development business. He received his B.A. in Government and Foreign Affairs from Hampden-Sydney College in 1978. Mr. Farmer has been in the commercial real estate and residential real estate business for over 30 years, and management believes he provides the Company with real estate expertise gained in his career, especially with regard to renovations and large capital projects.

David Lunin, Independent Director.   Mr. Lunin is an independent director who was appointed to our Board on September 19, 2023. Mr. Lunin is the Executive Vice President and Chief Financial Officer of Calumet Specialty Product Partners, LP, a specialty product and renewable fuel producer.  Prior to joining Calumet, Mr. Lunin was a Managing Director at Goldman Sachs where he held various investment banking roles with a focus on executing mergers & acquisitions and capital markets transactions.  He is a graduate of George Washington University with a Bachelor's degree in Business Administration. He also holds an MA in Applied Economics from Johns Hopkins University and an MBA from Columbia Business School.

Emanuel D. Neuman, Independent Director.  Mr. Neuman is an independent director who was appointed to our Board of Directors on July 19, 2023.  Mr. Neuman is the co-founder of Spandrel Development Partners, a multi-disciplined real estate development firm focused on developing mixed-use, multi-family, hospitality and retail projects in target cities of growth, which was founded in 2013.  From 2008 to 2012, he was the co-portfolio manager at Unterberg Capital LLC, a long-only investment fund, and from 2005 to 2008, he was a Vice President in the investment banking division of Collins Stewart, LLC, where he led the origination, execution and marketing of a wide range of public and private equity offerings and merger and acquisition transactions.  Mr. Neuman received his B.S. in Accounting from Babson College in 2002.  Mr. Neuman has 20 years of investment banking, investment management and real estate development experience, and management believes this experience makes Mr. Neuman a valuable addition to our Board of Directors.

Charles S. Pearson, Jr., Independent Director.   Mr. Pearson is an independent director who was appointed to our Board of Directors on April 28, 2017.  Mr. Pearson has been providing accounting, tax and consulting services in the metro Richmond area for more than 30 years. He began his career with Deloitte and Touche in 1978 rising to Senior Manager before leaving the firm to open his own practice in 1989. His currently focuses on small businesses with a concentration in real estate and construction. Mr. Pearson is a fellow member of the American Institute of Certified Public Accountants (AICPA) and the Virginia Society of Certified Public Accountants. He graduated with honors from the University of Richmond in 1978. Mr. Pearson has specialized in accounting for real estate focused companies throughout his career, and management believes that experience will be a significant contribution to the Company, especially with regard to his service on the committees of our Board of Directors.

C. Brent Winn, Jr., age 62, has been our Company’s Chief Financial Officer since March 1, 2020.  Prior to his appointment as Chief Financial Officer, Mr. Winn provided chief financial officer services as an independent contractor of the Company beginning in February 2018.  During his tenure, Mr. Winn has established the accounting, internal control and financial reporting systems of the Company, managed the financial accounting and reporting for the Company and its subsidiary entities, prepared the quarterly and annual financial statements and other financial elements of quarterly and annual reports and coordinated the annual audit and quarterly reviews.  Mr. Winn’s experience in the commercial real estate industry dates to 1987 when he held various positions with CSX Realty, the real estate development and management subsidiary of CSX Corporation, including as an analyst in both the development and asset management groups, and as a manager in the development group.  Subsequently, Mr. Winn also held positions in shareholder and investor relations for CSX Corporation.  After his tenure with CSX Realty and CSX Corporation, Mr. Winn was a partner in the real estate consulting firms MGT Realty Advisors, Inc. and Realty Advisors, LLC, where he provided investment, development and asset management advisory services to institutional real estate owners.  He was formerly the chief financial officer of Marz Industries, Inc.  Mr. Winn received his B.A. in History from the University of Virginia, Master of Business Administration from the Mason School of Business at the College of William and Mary and a post-graduate degree in Accounting from the Virginia Commonwealth University.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports.  Based solely on a review of the copies of such reports received by the Company and on written representations from certain reporting persons that no reports were required, or if required, such reports were filed on a timely basis for those persons, the Company believes that reports, other than five reports, were filed on a timely basis by all directors and executive officers in 2023. Two of our directors, Messrs. Kavanaugh and Neuman, filed an untimely Form 3 to report their initial beneficial ownership of securities. Mr. Kavanaugh, who was later appointed as our CEO and President, filed three untimely reports on Form 4.  The first untimely report was to report two transactions for preferred stock purchases that occurred on August 31, 2023 and September 6, 2023.  The second untimely report was to report four transactions for preferred stock purchases that occurred on November 28, 2023, November 29, 2023, November 30, 2023 and December 1, 2023.  The third untimely report was to report three transactions for preferred stock purchases that occurred on December 7, 2023, December 11, 2023 and December 12, 2023.  All such untimely reports were filed late due to administrative errors.

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

The audit committee is comprised of four independent directors. The audit committee also considers and approves the audit and non-audit services and fees provided by the independent public accountants and administers our company’s policies, including our (a) Related Person Transaction Policy, (b) Code of Business Conduct and Ethics, (c) Code of Ethics for Senior Executives and Financial Officers and (d) Whistleblower Policy.

Charles S. Pearson, Jr. is the chairman of the audit committee, and he is joined by Neil P. Farmer, David Lunin and Timothy O’Brien as members of the audit committee. Our Board has determined that all members of the audit committee are independent under standards established by the SEC and Nasdaq.

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

Neil P. Farmer is the chairman of the Compensation Committee, and he is joined by Emanuel Neuman and Charles S. Pearson, Jr. Our Board adopted a written charter for the Compensation Committee, which is available on our corporate website at http://www.medalistereit.com.

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

Emanuel Neuman is the chairman of the acquisition committee, and he is joined by Neil P. Farmer and Timothy P. O’Brien. Our Board adopted a written charter for the acquisition committee, which is available on our corporate website at http://www.medalistereit.com.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

Summary Compensation Table

We did not provide Mr. Kavanaugh with any compensation during the year ended December 31, 2023.  Pursuant to the Staffing Agreement, we pay the Consultant cash compensation for services provided by Mr. Winn and our senior accountant. We do not provide any named executive officer with pension benefits or nonqualified deferred compensation plans.

The table below summarizes the total compensation paid or awarded to each of our named executive officers for the fiscal years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	All Other Compensation ($)	Total
Francis P. Kavanaugh, CEO and President (2)	2023	$—	$—	$—	$—	$—
C. Brent Winn, Jr., Chief Financial Officer	2023	$250,000	$—	$—	$—	$250,000
	2022	250,000	50,000	126,600	—	426,600

(1)

The amounts in the Stock Awards column represent the aggregate grant date fair values, computed in accordance with FASB ASC Topic 718, of stock awards during the applicable fiscal year under the Company’s equity incentive plan.

(2)	Mr. Kavanaugh was appointed CEO and President on July 18, 2023 and did not accept any compensation during the year ended December 31, 2023.

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

Director Compensation

The following table sets forth information regarding the compensation paid or accrued by our company during 2023 to each of our directors:

Fees Earned
	or Paid in	Stock Awards
Name	Cash ($)	($) (1)	Total ($)
Francis P. Kavanaugh	$—	$—	$—
Timothy O’Brien	—	—	—
Neil P. Farmer	—	—	—
David Lunin	—	—	—
Emanuel D. Neuman	—	—	—
Charles S. Pearson, Jr.	—	—	—
	$—	$—	$—

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following tables set forth the number and percentage owned as of March 6, 2024 by each person (or group of affiliated persons) who is known by us to beneficially own 5% of the outstanding shares of our common stock, each of our present directors, each of our named executive officers, and each of our named executive officers and directors as a group of our shares of common stock.

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

			Number of		Percentage
		Number of	Shares and		of all Shares
		Shares	OP Units	Percentage	on a Fully
Name of Beneficial		Beneficially	Beneficially	of all	Diluted
Owner	Title of Class	Owned	Owned	Shares (1)	Basis (2)
5% Stockholders
Alfred Lee Finley (3)	Common Stock	328,125	328,125	14.67%	14.57%

Named Executive Officers and Directors (4)
Francis P. Kavanaugh (5)	Common Stock	222,237	260,934	9.94%	11.59%
Neil Farmer	Common Stock	18,803	125,992	0.84%	5.60%
David Lunin	Common Stock	5,055	5,055	0.23%	0.22%
Emanuel Neuman	Common Stock	21,678	21,678	0.97%	0.96%
Timothy O’Brien	Common Stock	14,582	14,582	0.65%	0.65%
Charles Pearson, Jr.	Common Stock	15,393	15,393	0.69%	0.68%
C. Brent Winn, Jr.	Common Stock	63,944	63,944	2.86%	2.84%
All Named Executive Officers and Directors as a Group (7 individuals)		361,692	507,578	16.17%	22.54%

(1)	Based on 2,236,631 shares of common stock outstanding as of March 6, 2024.
(2)	Based on 2,236,631 shares of common stock outstanding and 14,960 Operating Partnership Units outstanding, that are redeemable for shares of common stock as of March 6, 2024.
(3)

Information regarding beneficial ownership of our common stock by Alfred Lee Finley is included herein based on Schedule 13G filed with the SEC on February 9, 2024, relating to such shares beneficially owned as of December 31, 2023. Alfred Lee Finley has an address of 2800 Golden Triangle Blvd., Fort Worth, Texas 76177. Such report provides that Alfred Lee Finley is the beneficial owner of 328,125 shares of common stock, with sole dispositive power over 15,625 of such shares and shared dispositive power over 312,500 of such shares and with sole power to vote 15,625 of such shares and shared power to vote 312,500 of such shares.

(4)	The address of each beneficial owner is P.O. Box 8436, Richmond, VA 23226.
(5)

Number of shares of common stock and Operating Partnership Units beneficially owned includes 38,697 Operating Partnership Units that were issued to Francis P. Kavanaugh on January 18, 2024, but which will not be redeemable for shares of common stock until January 18, 2025.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (1)
Equity compensation plans approved by security holders	—	—	61,413
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	61,413

(1)

As of December 31, 2023.  Pursuant to the terms of the Equity Incentive Plan, on each January 1 during the term of the Equity Incentive Plan, the maximum number of shares of common stock that may be issued under the Equity Incentive Plan increases by 8% of any additional shares of common stock or interests in the Operating Partnership issued in the preceding calendar year. As of January 1, 2024, the shares available for issuance under the Equity Incentive Plan remained at 61,413 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Staffing Agreement

We have entered into the Staffing Agreement with the Consultant to employ staff on behalf of our company.  The Consultant’s sole member is C. Brent Winn, Jr., our Chief Financial Officer.  Under the Staffing Agreement, our company reimburses the Consultant for any approved employee’s salary, payroll taxes and benefits, including health insurance and retirement benefits, and related expenses. All expenses are reimbursed at cost and without markup.

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

Director Independence

A majority of the members of our Board, and all of the members of the audit committee, are “independent.”  One of our current directors, Mr. Kavanaugh is our President and Chief Executive Officer and we do not consider him to be an independent director. Our other current directors, Messrs. Farmer, Lunin, Neuman, Pearson and O’Brien, qualify as “independent directors” as defined under the rules of the Nasdaq Capital Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table presents the aggregate fees billed by Cherry Bekaert LLP for each of the services listed below for the fiscal years ended December 31, 2023 and 2022.

	2022	2023
Audit Fees (1)	$228,283	$212,012
Audit-Related Fees	—	—
Tax Fees (2)	77,822	90,826
	$306,105	$302,838

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

Exchange Act rules generally require any engagement by a public company of an accountant to provide audit or non-audit services to be pre-approved by the audit committee of that public company. This pre-approval requirement is waived with respect to the provision of services other than audit, review or attest services if certain conditions set forth in Rule 2-01(c)(7)(i)(C) of Regulation S-X are met. The audit committee charter provides guidelines for the pre-approval of independent auditor services. The Tax Fees detailed above were approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

MEDALIST DIVERSIFIED REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Medalist Diversified REIT, Inc. and Subsidiaries

Richmond, Virginia

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Medalist Diversified REIT, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes and schedule III (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Investment Properties for Impairment

Description of Matter

At December 31, 2023, the Company’s investment properties totaled $64.6 million, net. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its investment properties for impairment whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an investment property may not be recoverable.  The Company estimates undiscounted cash flows of an investment property using observable and unobservable inputs such as historical and forecasted cash flows, net operating income and residual values, leasing prospects and local market information.

Auditing the Company’s impairment assessment involved subjectivity due to the assumptions in its consideration of events or changes in circumstances to identify whether there are indications of impairment, as well due to the estimation required to assess significant assumptions utilized in estimating the recoverability of the investment properties based on undiscounted operating income and residual values, such as assumptions related to renewal and renegotiations of current leases, estimates of new leases on vacant spaces, and estimates of operating costs.

How We Addressed the Matter in Our Audit

To test the Company’s evaluation of investment properties for impairment, we performed audit procedures that included, among others, obtaining an understanding of the internal controls and processes in place over the Company’s investment property impairment review process, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used in the analysis. We reviewed qualitative factors to determine whether any events or circumstances indicated that the carrying amount of the Company’s investment properties may not be recoverable.  We compared the recoverability calculated to the remaining net book value of the assets to ensure recoverability for the properties’ remaining useful lives.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2017.

Richmond, Virginia

March 6, 2024

PART I.FINANCIAL INFORMATION

Item 1.   Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2023	2022
ASSETS
Investment properties, net	$64,577,376	$76,514,952
Cash	2,234,603	3,922,136
Restricted cash	1,575,002	1,740,717
Rent and other receivables, net of allowance of $13,413 and $47,109, as of December 31, 2023 and December 31, 2022, respectively	292,618	402,434
Assets held for sale	9,707,154	—
Unbilled rent	1,109,782	1,022,153
Intangible assets, net	2,716,546	3,748,706
Other assets	532,935	564,306
Total Assets	$82,746,016	$87,915,404

LIABILITIES
Accounts payable and accrued liabilities	$1,095,049	$1,198,072
Intangible liabilities, net	1,865,310	2,234,113
Line of credit, short term, net	1,000,000	—
Mortgages payable, net	50,772,773	61,340,259
Mortgages payable, net, associated with assets held for sale	9,588,888	—
Mandatorily redeemable preferred stock, net	4,693,575	4,450,521
Total Liabilities	$69,015,595	$69,222,965

EQUITY
Common stock, 2,218,810 and 2,219,803 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	$22,188	22,198
Additional paid-in capital	51,514,209	51,519,198
Offering costs	(3,350,946)	(3,350,946)
Accumulated deficit	(35,864,693)	(30,939,020)
Total Stockholders' Equity	12,320,758	17,251,430
Noncontrolling interests - Hanover Square Property	119,140	127,426
Noncontrolling interests - Parkway Property	453,203	470,685
Noncontrolling interests - Operating Partnership	837,320	842,898
Total Equity	$13,730,421	$18,692,439
Total Liabilities and Equity	$82,746,016	$87,915,404

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ending December 31,
	2023	2022
REVENUE
Retail center property revenues	$7,768,174	$7,053,757
Flex center property revenues	2,504,652	2,529,919
Hotel property room revenues	—	1,494,836
Hotel property other revenues	—	12,813
Total Revenue	$10,272,826	$11,091,325

OPERATING EXPENSES
Retail center property operating expenses	$1,913,699	$1,912,110
Flex center property operating expenses	686,818	684,843
Hotel property operating expenses	—	1,335,801
Bad debt expense	63,282	46,932
Share based compensation expenses	—	483,100
Legal, accounting and other professional fees	1,390,941	1,627,881
Corporate general and administrative expenses	484,345	457,653
Management restructuring expenses	2,066,521	—
Loss on impairment	90,221	36,670
Impairment of assets held for sale	—	175,671
Other expense	—	227,164
Depreciation and amortization	4,574,163	4,706,823
Total Operating Expenses	11,269,990	11,694,648
Loss on disposal of investment property	—	(421,096)
Loss on extinguishment of debt	—	(389,207)
Operating loss	(997,164)	(1,413,626)
Interest expense	3,540,900	3,555,088
Net Loss from Operations	(4,538,064)	(4,968,714)
Other income	49,274	236,500
Other expense	(84,564)	—
Net Loss	(4,573,354)	(4,732,214)
Less: Net income attributable to Hanover Square Property noncontrolling interests	7,714	38,023
Less: Net (loss) income attributable to Parkway Property noncontrolling interests	(8,482)	19,076
Less: Net (loss) attributable to Operating Partnership noncontrolling interests	(1,307)	(20,072)
Net Loss Attributable to Medalist Common Shareholders	$(4,571,279)	$(4,769,241)

Loss per share from operations - basic and diluted	$(2.06)	$(2.23)

Weighted-average number of shares - basic and diluted	2,219,149	2,140,327

Dividends paid per common share	$0.16	$0.56

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the year ended December 31, 2023 and 2022

	Common Stock					Total	Hanover
			Additional	Offering	Accumulated	Shareholders'	Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, December 31, 2021	2,006,577	$20,065	$49,785,887	$(3,350,946)	$(24,981,346)	$21,473,660	$146,603	$500,209	$877,917	$22,998,389
Common stock issuances	180,676	1,807	1,537,080	—	—	1,538,887	—	—	—	1,538,887
Common stock repurchases	(33,509)	(335)	(286,208)	—	—	(286,543)	—	—	—	(286,543)
Share based compensation	66,059	661	482,439	—	—	483,100	—	—	—	483,100
Net (loss) income	—	—	—	—	(4,769,241)	(4,769,241)	38,023	19,076	(20,072)	(4,732,214)
Dividends and distributions	—	—	—	—	(1,188,433)	(1,188,433)	(57,200)	(48,600)	(14,947)	(1,309,180)

Balance, December 31, 2022	2,219,803	$22,198	$51,519,198	$(3,350,946)	$(30,939,020)	$17,251,430	$127,426	$470,685	$842,898	$18,692,439
Retire fractional shares resulting from reverse stock split	(993)	(10)	(4,989)	—	—	(4,999)	—	—	—	(4,999)
Net (loss) income	—	—	—	—	(4,571,279)	(4,571,279)	7,714	(8,482)	(1,307)	(4,573,354)
Dividends and distributions	—	—	—	—	(354,394)	(354,394)	(16,000)	(9,000)	(4,271)	(383,665)

Balance, December 31, 2023	2,218,810	$22,188	$51,514,209	$(3,350,946)	$(35,864,693)	$12,320,758	$119,140	$453,203	$837,320	$13,730,421

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(4,573,354)	$(4,732,214)

Adjustments to reconcile consolidated net loss to net cash flows from operating activities
Depreciation	3,683,815	3,381,249
Amortization	890,348	1,325,574
Loan cost amortization	106,882	107,595
Mandatorily redeemable preferred stock issuance cost and discount amortization	243,054	222,881
Above (below) market lease amortization, net	(275,107)	(226,721)
Bad debt expense	63,282	46,932
Share-based compensation	—	483,100
Impairment of assets held for sale	—	175,671
Loss on impairment	90,221	36,670
Loss on extinguishment of debt	—	389,207
Loss on disposal of investment property	—	421,096

Changes in assets and liabilities
Rent and other receivables, net	46,534	16,775
Unbilled rent	(100,010)	(149,831)
Other assets	31,371	(194,173)
Accounts payable and accrued liabilities	(103,023)	(109,185)
Net cash flows from operating activities	104,013	1,194,626

CASH FLOWS FROM INVESTING ACTIVITIES

Investment property acquisitions	—	(10,279,714)
Capital expenditures	(1,483,117)	(1,019,304)
Cash received from disposal of investment properties	—	1,979,837
Net cash flows from investing activities	(1,483,117)	(9,319,181)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(383,665)	(1,309,180)
Cash paid for lender fees associated with Clemson Best Western sale	—	(84,900)
Proceeds from line of credit, short term	1,000,000	—
Proceeds from mortgages payable, net	—	18,477,304
Repayment of mortgages payable	(1,085,480)	(11,932,137)
Proceeds from sales of common stock, net of capitalized offering costs	—	1,538,887
Repurchases of common stock, including costs and fees	—	(286,543)
Retire fractional shares resulting from reverse stock split	(4,999)	—
Net cash flows from financing activities	(474,144)	6,403,431

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,853,248)	(1,721,124)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	5,662,853	7,383,977
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$3,809,605	$5,662,853

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	2,234,603	3,922,136
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in condensed consolidated balance sheets	1,575,002	1,740,717
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statements of cash flows	$3,809,605	$5,662,853

Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid	$3,278,722	$3,237,728

Non-cash transactions:
Release of restricted cash related to sale of Clemson Best Western Property	$—	$1,455,777
Transfer of investment properties, net to assets held for sale, net	9,707,154	—
Transfer of mortgages payable, net to mortgages payable associated with assets held for sale, net	9,588,888	—

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.      Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of December 31, 2023, the REIT, through the Operating Partnership, owned and operated eight properties, including the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), the Shops at Hanover Square North, a 73,440 square foot retail property located in Mechanicsville, Virginia (the “Hanover Square Property”), the Ashley Plaza Shopping Center, a 164,012 square foot retail property located in Goldsboro, North Carolina (the “Ashley Plaza Property”), Brookfield Center, a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina (the “Brookfield Center Property”), the Lancer Center, a 181,590 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), the Greenbrier Business Center, an 89,280 square foot mixed-use industrial/office property located in Chesapeake, Virginia (the “Greenbrier Business Center Property”), the Parkway Property, a 64,109 square foot mixed-use industrial office property located in Virginia Beach, Virginia (the "Parkway Property”) and the Salisbury Marketplace Shopping Center, a 79,732 square foot retail property located in Salisbury, North Carolina (the “Salisbury Marketplace Property”). The Company owns 84% of the Hanover Square Property as a tenant in common with a noncontrolling owner which owns the remaining 16% interest and 82% of the Parkway Property as a tenant in common with a noncontrolling owner which owns the remaining 18% interest.

The use of the word “Company” refers to the REIT and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the REIT, the Operating Partnership, wholly owned limited liability companies which own or operate the properties and, for the periods presented prior to December 31, 2022, the taxable REIT subsidiary which formerly operated the Clemson Best Western University Inn, a hotel with 148 rooms on 5.92 acres in Clemson, South Carolina (“the Clemson Best Western Property”), which the Company sold on September 29, 2022.  As a REIT, certain tax laws limit the amount of “non-qualifying” income that Company can earn, including income derived directly from the operation of hotels.  As a result, the Company leased its consolidated hotel property to a taxable REIT subsidiary (“TRS”) for federal income tax purposes. The Company’s TRS was subject to income tax and was not limited as to the amount of nonqualifying income it could generate, but the Company’s TRS was limited in terms of its value as a percentage of the total value of the Company’s assets. The Company’s TRS entered into an agreement with a third party to manage the operations of the hotel.

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

For all periods prior to July 18, 2023, the Company was externally managed by Medalist Fund Manager, Inc. (the “Manager”).  On July 18, 2023, the Company and the Manager entered into an agreement (the “Termination Agreement”) terminating that certain Management Agreement, dated as of March 15, 2016, among the Company, the Operating Partnership and the Manager, as amended (the “Management Agreement”).  (See Note 9, Related Party Transactions, below).  Until the termination of the Management Agreement, the Manager made all investment decisions for the Company, which were approved by the Board’s Acquisition Committee.  In addition, until the termination of the Management Agreement, the Manager oversaw the Company’s overall business and affairs and had broad discretion to make operating decisions on behalf of the Company.  Since the termination of the Management Agreement, the Company has been managed internally as directed by the Board.  The Company’s stockholders are not involved in its day-to-day affairs.

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

During November 2023, the Company committed to a plan to sell an asset group associated with the Hanover Square Shopping Center Property that includes the land, site improvements, building, and building improvements. As a result, as of December 1, 2023, the Company reclassified these assets, and the related mortgage payable, net, for the Hanover Square Shopping Center Property as assets held for sale and liabilities associated with assets held for sale, respectively. Under ASC 360, depreciation of assets held for sale is discontinued, so no further depreciation or amortization was recorded subsequent to December 1, 2023.  The Company believes that the fair value, less estimated costs to sell, exceeds the Company’s carrying cost, so the Company has not recorded any impairment of assets held for sale related to the Hanover Square Shopping Center Property for the year ended December 31, 2023 or 2022.

As of March 31, 2022, the Company determined that the carrying value of the asset group associated with the Clemson Best Western Hotel Property exceeded its fair value, less estimated costs to sell, and recorded impairment of assets held for sale of $175,671 on its consolidated statement of operations for the year ended December 31, 2022.  On September 29, 2022, the Company closed on the sale of the Clemson Best Western Hotel Property to an unaffiliated purchaser.  No such impairment of assets held for sale was recorded during the year ended December 31, 2023.  See Note 3 for additional details.

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

Details of the deferred costs, net of amortization, arising from the Company’s purchases of its retail center properties and flex center properties are as follows:

	December 31,
	2023	2022
Intangible Assets, net
Leasing commissions	$912,040	$1,135,421
Legal and marketing costs	104,791	169,437
Above market leases	106,907	209,860
Net leasehold asset	1,592,808	2,233,988
	$2,716,546	$3,748,706

Intangible Liabilities, net
Below market leases	$(1,865,310)	$(2,234,113)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the year ended December 31, 2023 and 2022, respectively, were as follows:

	For the year ended December 31,
	2023	2022
Amortization of above market leases	$(93,696)	$(188,903)
Amortization of below market leases	368,803	415,624
	$275,107	$226,721

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during years ended December 31, 2023 and 2022, respectively, were as follows:

	For the year ended December 31,
	2023	2022
Leasing commissions	$(216,362)	$(246,294)
Legal and marketing costs	(59,841)	(65,760)
Net leasehold asset	(614,145)	(1,013,520)
	$(890,348)	$(1,325,574)

As of December 31, 2023 and 2022, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $2,204,404 and $2,198,049, respectively. During the years ended December 31, 2023 and 2022, the Company wrote off $842,492 and $1,901,786, respectively, in accumulated amortization related to fully amortized intangible assets and $41,501 and $5,109, respectively, in accumulated amortization related to the write off of intangible assets related to the early terminated leases, discussed above.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	2024	2025	2026	2027	2028	2029-2041	Total
Intangible Assets
Leasing commissions	$169,446	$145,298	$107,312	$88,394	$66,969	$334,621	$912,040
Legal and marketing costs	36,928	23,774	13,160	7,917	5,204	17,808	104,791
Above market leases	40,849	21,292	15,629	14,543	10,114	4,480	106,907
Net leasehold asset	384,477	294,638	199,466	153,142	104,934	456,151	1,592,808
	$631,700	$485,002	$335,567	$263,996	$187,221	$813,060	$2,716,546

Intangible Liabilities
Below market leases, net	$(285,892)	$(213,348)	$(178,776)	$(161,866)	$(139,855)	$(885,573)	$(1,865,310)

Impairment

During the years ended December 31, 2023 and 2022, the Company recorded a loss on impairment of $90,221 and $36,670, respectively, resulting from the events described below.

Investment Properties

The Company reviews its investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted cash flows plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as projected future operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the years ended December 31, 2023 and 2022, that would result in the projected value of the Company’s investment properties being below their carrying value.

However, during the year ended December 31, 2023, three tenants defaulted on their leases and abandoned their premises.  The Company determined that the carrying value of capitalized leasing commissions and tenant improvements associated with these leases and which were recorded as a component of investment properties on the Company’s consolidated balance sheets should be written off, and recorded a loss on impairment of $16,733 for the year ended December 31, 2023.  Additionally, during the year ended December 31, 2023, a fourth tenant elected to exercise its right to terminate its lease early.  The Company determined that the carrying value of the capitalized leasing commission and tenant improvements associated with this lease and which were recorded as a component of investment properties on the Company’s consolidated balance sheets should be written off and recorded a loss on impairment of $12,990 for the year ended December 31, 2023.  During the year ended December 31, 2022, two tenants defaulted on their leases and abandoned their premises. The Company determined that the carrying value of capitalized tenant improvements associated with these leases and which are recorded as a component of investment properties on the Company’s consolidated balance sheets should be written off, and recorded a loss on impairment of $13,880 for the year ended December 31, 2022.  These amounts are included in the loss on impairment reported on the Company’s consolidated statement of operations for the year ended December 31, 2023 and 2022.

Intangible Assets

The Company also reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually.  During the year ended December 31, 2023, the Company determined that the carrying value of certain intangible assets associated with the three leases on which tenants should be written off and recorded a loss on impairment of $26,898 for the year ended December 31, 2023.  The Company also determined that the carrying value of certain intangible assets associated with the tenant which terminated its lease early should be written off and recorded a loss of impairment of $21,220 for the year ended December 31, 2023.  During the year ended December 31, 2022, the Company determined that the carrying value of certain intangible assets and liabilities associated with the two leases that were terminated early and which were recorded as part of the purchase of these properties should be written off.  As a result, the Company recorded a loss on impairment of $22,790 for the year ended December 31, 2022, related to intangible assets associated with these leases.  These amounts are included in the loss on impairment reported on the Company’s consolidated statement of operations for the years ended December 31, 2023 and 2022.

Unbilled Rent

The Company also reviews the unbilled rent asset recorded on the Company’s consolidated balance sheets for impairment to determine if any amounts may not be recoverable.  During the year ended December 31, 2023, the Company recorded a loss on impairment of $12,380 related to previously recognized straight-line rent related to the four tenants who terminated their lease early.  These amounts are included in the loss on impairment reported on the Company’s consolidated statement of operations for the year ended December 31, 2023.  No such amounts were recorded during the year ended December 31, 2022.

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during years ended December 31, 2023 and 2022, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. The Company’s credit loss in the event of failure of these financial institutions’ is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. As of December 31, 2023, the Company held two cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $1,366,872.  As of December 31, 2022, the Company held two cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $2,613,789.

Restricted cash represents (i) amounts held by the Company for tenant security deposits, (ii) escrow deposits held by lenders for real estate tax, insurance, and operating reserves, (iii) an escrow for the first year of dividends on the Company’s mandatorily redeemable preferred stock, and (iv) capital reserves held by lenders for investment property capital improvements.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of December 31, 2023 and 2022, the Company reported $260,898 and $267,854, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes and insurance premiums. As of December 31, 2023 and 2022, the Company reported $191,139 and $72,019, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions and tenant improvements. As of December 31, 2023 and 2022, the Company reported $1,122,965 and $1,400,844, respectively, in capital property reserves.

	December 31,
Property and Purpose of Reserve	2023	2022
Ashley Plaza - maintenance and leasing cost reserve	439,404	357,132
Brookfield Center Property – maintenance and leasing cost reserve	91,491	47,313
Franklin Square Property – leasing costs	441,360	845,765
Hanover Square Property – capital reserve	150,710	150,634
Total	$1,122,965	$1,400,844

Share Retirement

ASC 505-30-30-8 provides guidance on accounting for share retirement and establishes two alternative methods for accounting for the repurchase price paid in excess of par value.  The Company has elected the method by which the excess between par value and the repurchase price, including costs and fees, is recorded to additional paid in capital on the Company’s consolidated balance sheets. The Company did not engage in any share repurchases or retirements during the year ended December 31, 2023.  During the year ended December 31, 2022, the Company repurchased 33,509 shares of common stock, $0.01 par value per share (“Common Shares”), at a total cost of $278,277 at an average price of $8.30 per Common Share (Common Shares and average price adjusted for the Company’s Reverse Stock Split (as defined below)).  The Company incurred fees of $8,266 associated with these transactions.  Of the total repurchase price, $335 was recorded to Common Shares and the difference, $286,208, was recorded to additional paid in capital on the Company’s consolidated balance sheet.

Revenue Recognition

Retail and Flex Center Property Revenues

The Company recognizes minimum rents from its retail center properties and flex center properties on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the consolidated balance sheets. As of December 31, 2023 and 2022, the Company reported $1,109,782 and $1,022,153, respectively, in unbilled rent.

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

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final. During the years ended December 31, 2023 and 2022, respectively, the Company recognized $117,767 and $311,116, in retail center and flex center property tenant reimbursement revenues resulting from differences between the final billed amounts and previously estimated recoveries. The Company includes these tenant reimbursement revenues on the consolidated statements of operations under the captions "Retail center property revenues” and “Flex center property revenues.”

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, the Company provides for losses related to unrecovered intangibles and other assets. During the year ended December 31, 2023, the Company received a $10,966 termination fee from a tenant in the Company’s Salisbury Marketplace Property.  The Company recorded this revenue as other income on the Company’s consolidated statements of operation for the year ended December 31, 2023. Upon early lease termination, any unrecovered intangibles and other assets are written off as a loss on impairment.  (See Impairment, above.)  The Company did not receive any lease termination fees during the year ended December 31, 2022.

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

Hotel Property Operating Expenses

All personnel of the Clemson Best Western Property were directly or indirectly employees of Marshall Hotels and Resorts, Inc. (“Marshall”), the Company’s hotel management firm. In addition to fees and services discussed above, the Clemson Best Western Property reimbursed Marshall for all employee related service costs, including payroll salaries and wages, payroll taxes and other employee benefits paid by Marshall its behalf. The total amounts incurred for payroll salaries and wages, payroll taxes and other employee benefits for the years ended December 31, 2023 and 2022 were $0 and $478,774, respectively.

Management Restructuring Expenses

On March 10, 2023, the Board announced that it had established a Special Committee (the “Special Committee”) to explore potential strategic alternatives focusing on maximizing stockholder value. The Special Committee was comprised solely of independent directors and was charged with exploring potential strategic alternatives including, without limitation, a business combination involving the Company, a sale of all or part of the Company’s assets, joint venture arrangements and/or restructurings, and determining whether a strategic transaction was in the best interest of the Company. On April 18, 2023, the Company announced that the Special Committee was in active discussions with potential parties in pursuit of those alternatives.  On July 12, 2023, the Board approved the Company’s negotiation of the sale of its interests in four properties from the Company's portfolio.  However, on August 7, 2023, the Company announced that it had ceased to pursue the sale of these properties. Subsequent to this August 7, 2023 announcement, the Special Committee has not taken any further actions.

On July 18, 2023, the Company and the Operating Partnership entered into the Termination Agreement with the Manager, William R. Elliott and Thomas E. Messier, which provided for the immediate termination of the Management Agreement and, among other things, aggregate payments of $1,602,717 in settlement of all amounts payable under the Management Agreement (consisting of a $1,250,000 termination fee and the $352,717 Deferred Acquisition Fee, as defined in Note 9, below).  The Company has recorded the termination fee and other expenses associated with the Special Committee’s exploration of strategic alternatives as management restructuring expenses on its consolidated statement of operations in accordance with ASC 420-10-S99.  Specifically, for the year ended December 31, 2023, the Company recorded $2,066,521 in management restructuring expenses, which included the $1,250,000 termination fee, legal expenses of $544,077, lender fees of $262,007 related to the guaranty substitution (see Note 5, Loans Payable), and $10,437 of other expenses.  No such expenses were recorded for the year ended December 31, 2022.

Rent and other receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of December 31, 2023 and 2022, the Company’s allowance for uncollectible rent totaled $13,413 and $47,109, respectively, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables.  Management determined that no additional general reserve is considered necessary as of December 31, 2023 and 2022, respectively.

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

During the year ended December 31, 2022, the Company's Clemson Best Western TRS entity generated a taxable loss, so no income tax expense was recorded.  During the year ended December 31, 2023, the Company no longer owned the Clemson Best Western Hotel Property.

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

The first noncontrolling interest is in the Hanover Square Property in which the Company owns an 84% tenancy in common interest through its subsidiary and an outside party owns a 16% tenancy in common interest. The Hanover Square Property’s net is allocated to the noncontrolling ownership interest based on its 16% ownership. During the year ended December 31, 2023, 16% of the Hanover Square Property’s net income of $48,209 or $7,714 was allocated to the noncontrolling ownership interest. During the year ended December 31, 2022, 16% of the Hanover Square Property’s net income of $237,651 or $38,023 was allocated to the noncontrolling ownership interest.

The second noncontrolling interest is in the Parkway Property in which the Company owns an 82% tenancy in common interest through its subsidiary and an outside party owns an 18% tenancy in common interest. The Parkway Property's net income (loss) is allocated to the noncontrolling ownership interest based on its 18% ownership. During the year ended December 31, 2023, 18% of the Parkway Property's net loss of $47,129 or $8,482 was allocated to the noncontrolling ownership interest.  During the year ended December 31, 2022, 18% of the Parkway Property’s net income of $105,972 or $19,076, was allocated to the noncontrolling ownership interest.

The third noncontrolling ownership interest is the common units of the Operating Partnership (the “Operating Partnership Units”) that are not held by the REIT. In 2017, 15,625 Operating Partnership Units were issued to members of the selling limited liability company which owned the Hampton Inn Property who elected to participate in a 721 exchange, which allows the exchange of interests in real property for shares in a real estate investment trust. These members of the selling limited liability company invested $1,175,000 in the Operating Partnership in exchange for 15,625 Operating Partnership Units. Additionally, as discussed above, effective on January 1, 2020, 11,731 Operating Partnership Units were issued in exchange for approximately 3.45% of the noncontrolling owner’s tenant in common interest in the Hampton Inn Property. On August 31, 2020, a holder of Operating Partnership Units converted 665 Operating Partnership Units into Common Shares. As of December 31, 2023 and 2022 there were 26,691 Operating Partnership Units outstanding. Outstanding Operating Partnership Units have been adjusted for the Reverse Stock Split (as defined below).  (See note 7, below).

The Operating Partnership Units not held by the REIT represent 1.19% of the outstanding Operating Partnership Units as of the year ended December 31, 2023 and 2022. The noncontrolling interest percentage is calculated at any point in time by dividing the number of Operating Partnership Units not owned by the Company by the total number of Operating Partnership Units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships Units are issued or as Operating Partnership Units are exchanged for the Company’s $0.01 par value per share

Common Shares. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net loss is allocated to the noncontrolling Operating Partnership Unit holders based on their ownership interest.

During the year ended December 31, 2023, a weighted average of 1.19% of the Operating Partnership’s net loss of $109,823, or $1,307, was allocated to the noncontrolling unit holders.  During the year ended December 31, 2022, a weighted average of 1.22% of the Operating Partnership’s net loss of $1,651,829, or $20,072, was allocated to the noncontrolling Operating Partnership Unit holders.

Reclassifications

All per share amounts, Common Shares outstanding, Operating Partnership Units outstanding, and stock-based compensation amounts for all periods presented reflect our one-for-eight reverse stock split (the “Reverse Stock Split”), which was effective May 3, 2023. (See Completion of 1-for-8 Reverse Stock Split under Note 7, below.)

Recent Accounting Pronouncements

Since its initial public offering, the Company elected to be classified as an emerging growth company in its periodic reporting to the SEC, and accordingly followed the private company implementation dates for new accounting pronouncements.  Effective for the year ended December 31, 2023, the Company is no longer classified as an emerging growth company but has retained its classification as a smaller reporting company and therefore follows implementation dates applicable to smaller reporting companies with respect to new accounting pronouncements.   In addition, the Company has elected to follow scaled disclosure requirements applicable to smaller reporting companies.

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

As a “lessor”, the Company has active lease agreements with over 125 tenants across its portfolio of investment properties. On a prospective and retrospective basis, the accounting for those leases under ASU 2016-02 (ASC No. 842) is substantially unchanged from the previous guidance in ASC No. 840. However, upon the adoption of ASC No. 842, the Company has elected the practical expedient permitting lessors to elect by class of underlying asset to not separate non-lease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC No. 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. Prior to the adoption of ASC No. 842, the Company separated lease-related revenue from its retail center and flex center properties into two components. Fixed rental payments under its leases (recognized on a straight-line basis over the term of the underlying lease) were recorded as retail center property revenues and flex center property revenues. Variable payments under the leases made by tenants for real estate taxes, insurance and common area maintenance (“CAM”) expenses were recorded as retail center and flex center tenant reimbursements. With the adoption of ASC No. 842, the Company determined that its retail center and flex center operating leases qualify for the non-separation practical expedient based on the guidance. As a result, the Company has accounted for and presented the revenues from these leases, including tenant reimbursements, as a single line item on its consolidated statements of operations.

Debt With Conversion Options

In August 2020, the FASB issued ASU 2020-06, Debt - Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The objective of ASU 2020-06 is to reduce the current complexity involved in accounting for convertible financial instruments by reducing the number of accounting models applicable to those instruments in the existing guidance. Following the adoption of ASU 2020-06, companies are expected to encounter fewer instances in which a convertible financial instrument must be separated into a debt or equity component and a derivative component for accounting purposes due to the embedded conversion feature. As a result of these revisions, debt instruments issued with a beneficial conversion feature will no longer require separation and thus will be accounted for as a single debt instrument under the updated guidance. In addition to those changes, ASU 2020-06 adds several incremental financial statement disclosures with respect to a company’s convertible financial instruments and makes certain refinements with respect to calculating the effect of those instruments on a company’s diluted earnings per share. ASU 2020-06 became effective for public companies for fiscal years beginning after December 15, 2021 (including interim periods within those fiscal years), and for private companies, fiscal years beginning after December 15, 2022. The updated guidance in ASU 2020-06 was adopted effective January 1, 2023, which did not have a material impact on the Company’s consolidated financial statements.

Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better calculate credit loss estimates. The guidance applies to most financial assets measured at amortized cost and certain other instruments, such as accounts receivable and loans; however, it does not apply to receivables arising from operating leases accounted for in accordance with ASC Topic 842. ASU 2016-13 requires that the Company estimate the lifetime expected credit loss with respect to applicable receivables and record allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. The Company is also required to disclose information about how it developed the allowances, including changes in the factors that influenced the Company’s estimate of expected credit losses and the reasons for those changes.  The Company’s credit losses primarily arise from tenant defaults on amounts due under operating leases.  As noted, these losses are not subject to the guidance in ASU 2016-13, and historically have not been significant.  The Company adopted the update on the required effective date of January 1, 2023, which did not have a material impact on the Company’s consolidated financial statements.

Effects of Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The London Interbank Offered Rate (LIBOR), which has been widely used as a reference interest rate in debt agreements and other contracts, was effectively discontinued for new contracts as of December 31, 2021, and its publication for existing contracts was discontinued as of June 30, 2023. Financial market regulators in certain jurisdictions throughout the world undertook reference rate reform initiatives to guide the transition and modification of debt agreements and other contracts that are based on LIBOR to the successor reference rate designated to replace it. ASU 2020-04 was issued to provide companies impacted by these changes with the opportunity to elect certain expedients and exceptions that are intended to ease the potential burden of accounting for or recognizing the effects of reference rate reform on financial reporting.  Under ASU 2020-04, companies were permitted to elect to use the expedients and exceptions provided therein for any reference rate contract modifications that occurred in reporting periods that encompassed the timeline from March 12, 2020 to December 31, 2022. The FASB subsequently issued ASU 2022-06, Reference Rate Reform (Topic 848):  Deferral of the Sunset of Topic 848, to extend that timeline from December 31, 2022 to December 31, 2024.  The Company’s Parkway Property is financed by a mortgage loan with a corresponding interest rate protection agreement which both used USD LIBOR as the reference interest rate (see Note 5, below).  The mortgage loan matures on November 1, 2031, and the interest rate protection agreement expires on December 1, 2026.  Effective July 1, 2023, the mortgage loan on the Parkway Property was modified to replace the USD LIBOR reference rate with Term SOFR and the interest rate protection agreement was modified to replace the USD

LIBOR reference rate with SOFR (see Note 5, below).  The Company elected to apply the expedients and exceptions provided in ASU 2020-04 to these changes.  The Company elected to account for the incorporation of the corresponding SOFR rate as the replacement reference rate prospectively without requiring contract modification accounting or reassessment of the effectiveness of the interest rate protection transaction.  The reference rate changes and the application of the expedients in ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.

Upcoming Accounting Pronouncements

General Disclosure Improvements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements:  Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.  ASU 2023-06 amends various subtopics of the FASB Accounting Standards Codification to incorporate into generally accepted accounting principles certain incremental presentation and disclosure requirements that were added to the SEC’s reporting regulations for public companies in 2018.  Several of these presentation and disclosure requirements are applicable to the Company, including disclosures related to mortgaged assets, unused lines of credit, the presentation of gains and losses from derivative instruments in the statement of cash flows, and the tax status of distributions to stockholders.  The amendments made to the specific subtopics of the Codification become effective only if and when the SEC removes the related presentation or disclosure requirement from its regulations by June 30, 2027.  As a public company, the Company is already subject to the relevant presentation and disclosure requirements under the existing SEC regulations, but management is still evaluating the impact on the Company’s financial statements.

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280):  Improvements to Reportable Segment Disclosures.  The objective of ASU 2023-07 is to improve reportable segment disclosures by public companies, primarily by requiring enhanced disclosures about significant segment expenses.  Under the updates in this guidance, companies are required to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss.  Additionally, a total for all other expenses that are not determined to be significant segment expenses must be separately presented for each reported measure of segment profit or loss for the corresponding reporting periods, and a description of the expenses included in that total must be provided in the disclosure.  The updated guidance also requires disclosure of the title and position of the chief operating decision maker and an explanation of how the company’s reported measure(s) of segment profit or loss are used in assessing segment performance and deciding how to allocate the company’s resources.  ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, which means that the Company will be required to include the enhanced disclosures beginning with its consolidated financial statements for the year ending December 31, 2024.  The guidance must be applied retrospectively, and early adoption is permitted.  As discussed in Note 10, the Company has reportable segments for retail center properties and flex center properties, and it previously had a reportable segment for hotel properties.  The Company is currently evaluating the new disclosure requirements in ASU 2023-07 to determine the impact on its consolidated financial statements.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740):  Improvements to Income Tax Disclosures.  ASU 2023-09 expands existing disclosures related to income taxes by requiring that specific items be presented separately in the income tax rate reconciliation and by requiring additional disaggregated disclosures for income taxes paid and for pretax income and income tax expense from continuing operations.  The guidance in ASU 2023-09 is effective for public companies for annual periods beginning after December 15, 2024, with early adoption permitted.  As discussed in Note 1, the Company has elected to be taxed as a real estate investment trust (REIT) for federal income tax purposes and does not incur or report federal or state income tax expense in its consolidated financial statements.  Accordingly, the disclosure requirements for income taxes in ASC Topic 740, including the new disclosures under ASU 2023-09, will not apply to the Company as long as its REIT tax status is maintained.

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

The redemption date of the Company’s mandatorily redeemable preferred is February 19, 2025 (the “Redemption Date”).  The Company will require additional liquidity to fund the redemption.  The Company expects to be able to generate this liquidity from a number of sources, including cash on hand, forecasted future cash flows for the periods prior to the Redemption Date, proceeds from the Company’s line of credit (see Note 5), should the Company be successful in extending its term, proceeds from the sale of the Company’s Hanover Square Shopping Center (see Note 3), and careful management of the Company’s capital expenditures during the periods prior to the Redemption Date.

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

3.      Investment Properties

Investment properties consist of the following:

	December 31,
	2023	2022
Land	$13,720,502	$16,526,436
Site improvements	3,797,755	4,719,926
Buildings and improvements (1)	58,183,070	64,669,498
Investment properties at cost (2)	75,701,327	85,915,860
Less accumulated depreciation	11,123,951	9,400,908
Investment properties, net	$64,577,376	$76,514,952

(1)	Includes tenant improvements (both those acquired as part of the acquisition of the properties and those constructed after the properties’ acquisition), capitalized leasing commissions and other capital costs incurred post-acquisition.
(2)	Excludes intangible assets and liabilities (see Note 2, above, for a discussion of the Company’s accounting treatment of intangible assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $3,683,815 and $3,381,249 for the years ended December 31, 2023 and 2022, respectively.

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

The Company generally records depreciation of capitalized tenant improvements on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	December 31,

	2023	2022
Capitalized tenant improvements – acquisition cost allocation, net	$2,504,953	$3,178,534
Capitalized tenant improvements incurred subsequent to acquisition, net	898,873	338,836

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $651,935 and $622,827 for the years ended December 31, 2023 and 2022, respectively.  Additionally, the Company wrote off capitalized tenant improvements arising from the acquisition cost allocation of $21,646 associated with two of the tenants which terminated leases early during the year ended December 31, 2023.  During the year ended December 31, 2022, the Company wrote off capitalized tenant improvements arising from the acquisition cost allocation of $13,879 associated with the two tenants which defaulted on their leases and abandoned their premises.

During the years ended December 31, 2023 and 2022, the Company recorded $828,676 and $177,373, respectively, in capitalized tenant improvements.  Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $184,161 and $95,877 for the years ended December 31, 2023 and 2022, respectively.  During the year ended December 31, 2023, the Company transferred $84,478 in capitalized tenant improvements related to the Hanover Square Shopping Center to assets held for sale on the Company’s consolidated balance sheets.

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

The Company generally records depreciation of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	December 31,
	2023	2022
Capitalized leasing commissions, net	$759,677	$555,956

During the years ended December 31, 2023 and 2022, the Company recorded $432,613 and $300,333, respectively in capitalized leasing commissions. Depreciation on capitalized leasing commissions was $152,661 and $100,702 for the years ended December 31, 2023 and 2022, respectively. Additionally, the Company wrote off capitalized leasing commissions of $8,078 associated with a tenant that abandoned its premises during the year ended December 31, 2023.  No such write offs were recorded during the year ended December 31, 2022.

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

During November 2023, the Company committed to a plan to sell an asset group associated with the Hanover Square Property that includes the land, site improvements, building, and building improvements. As a result, as of December 1, 2023, the Company reclassified these assets, and the related mortgage payable, net, for the Hanover Square Property as assets held for sale and liabilities associated with assets held for sale, respectively. Under ASC 360, depreciation of assets held for sale is discontinued, so no further depreciation or amortization was recorded subsequent to December 1, 2023.  The Company believes that the fair value, less estimated costs to sell, exceeds the Company’s carrying cost, so the Company has not recorded any impairment of assets held for sale related to the Hanover Square Property for the year ended December 31, 2023.

As of December 31, 2023 and 2022, assets held for sale and liabilities associated with assets held for sale consisted of the following:

	December 31,
	2023	2022
Investment properties, net	$9,707,154	$—
Total assets held for sale	$9,707,154	$—

	December 31,
	2023	2022
Mortgages payable, net	$9,588,888	$—
Total liabilities associated with assets held for sale	$9,588,888	$—

Sale of investment property

On September 29, 2022, the Company sold the Clemson Best Western Hotel Property to an unrelated third party for a sale price of $10,015,000, resulting in a loss on disposal of investment properties of $421,096 reported on the Company's consolidated statement of operations for the year ended December 31, 2022.

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

Operating results of the Clemson Best Western Hotel Property which are included in continuing operations, are as follows:

	For the year ended December 31,
	2023	2022
Hotel property room revenues	$—	$1,494,836
Hotel property other revenues	—	12,813
Total Revenue	—	1,507,649
Hotel property operating expenses	—	1,335,801
Total Operating Expenses	—	1,335,801
Loss on disposal of investment property		(421,096)
Operating Income	—	(249,248)
Interest expense	—	427,244
Net Loss from Operations	—	(676,492)
Other expense	—	(48)
Net Loss	—	(676,540)
Net loss attributable to Operating Partnership noncontrolling interests	—	(12,827)
Net Loss Attributable to Medalist Common Shareholders	—	(663,713)

2022 Property Acquisitions

On June 13, 2022, the Company completed its acquisition of the Salisbury Marketplace Property, a 79,732 square foot retail property located in Salisbury, North Carolina, through a wholly owned subsidiary.  The Salisbury Marketplace Property, built in 1986, was 85.3% leased as of December 31, 2023, and is anchored by Food Lion, Citi Trends and Family Dollar.  The purchase price for the Salisbury Marketplace Property was $10,025,000 paid through a combination of cash provided by the Company and the incurrence of new mortgage debt.  The Company’s total investment was $10,279,714.  The Company incurred $254,714 of acquisition and closing costs which were capitalized and added to the tangible assets acquired.

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

The Company believes that it has a range of options available to fund the redemption of the mandatorily redeemable preferred stock including using a combination of cash on hand, cash generated from operations for the year ended December 31, 2024, cash from the proceeds of the sale of the Hanover Square Property, should the sale close (see note 3), and proceeds from the Wells Fargo line of credit, should the line of credit be renewed on its June 9, 2024 expiration date.  In addition to these funding sources, the Company believes that it could generate cash to redeem the mandatorily redeemable preferred stock by issuing a new series of preferred stock, issuing shares of its common stock under the Company’s shelf registration, which expires on June 21, 2024 or issuing other debt or equity instruments.  There is no assurance that the Company will be able to generate sufficient funding to fund the redemption of the mandatorily redeemable preferred stock.

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

For the following periods during which the mandatorily redeemable preferred stock has been outstanding, the Company has paid a cash dividend on the stock equal to 8% per annum, paid quarterly, as follows:

		Amount
Payment Date	Record Date	per share	For the period
April 27, 2020	April 24, 2020	$0.37	February 19, 2020 - April 27, 2020
July 24, 2020	July 22, 2020	0.50	April 28, 2020 - July 24, 2020
October 26, 2020	October 23, 2020	0.50	July 25, 2020 - October 26, 2020
February 1, 2021	January 29, 2021	0.50	October 27, 2020 - February 1, 2021
April 30, 2021	April 26, 2021	0.50	February 2, 2021 – April 30, 2021
July 26, 2021	July 12, 2021	0.50	May 1, 2021 - July 26, 2021
October 27, 2021	October 25, 2021	0.50	July 27, 2021 – October 26, 2021
January 20, 2022	January 13, 2022	0.50	October 27, 2021 – January 19, 2022
April 21, 2022	April 18, 2022	0.50	January 20, 2022 - April 20, 2022
July 21, 2022	July 18, 2022	0.50	April 21, 2022 - July 20, 2022
October 20, 2022	October 17, 2022	0.50	July 21, 2022 - October 19, 2022
January 27, 2023	January 24, 2023	0.50	October 20, 2022 - January 19, 2023
April 28, 2023	April 25, 2023	0.50	January 20, 2023 - April 20, 2023
November 1, 2023	October 30, 2023	0.50	April 21, 2023 - July 20, 2023
November 1, 2023	October 30, 2023	0.50	July 21, 2023 - October 20, 2023
February 6, 2024	February 2, 2024	0.50	October 21, 2023 - January 20, 2024

As of December 31, 2023 and 2022, the Company recorded $70,004 and $70,004, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock. This amount is reported in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

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

Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $243,054 and $222,881 was included in interest expense for the years ended December 31, 2023 and 2022, respectively, in the accompanying consolidated statements of operations. Accumulated amortization of the discount and deferred financing costs was $832,693 and $589,639 as of December 31, 2023 and 2022, respectively.

5.      Loans Payable

Mortgages Payable

The Company’s mortgages payables, net consists of the following:

	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2023	2022
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Hanover Square (b)	$78,098	6.94%	December 2027	—	9,877,867
Ashley Plaza (c)	$52,795	3.75%	September 2029	10,708,557	10,930,370
Brookfield Center (d)	$22,876	3.90%	November 2029	4,571,410	4,663,206
Parkway Center (e)	$38,427	Variable	November 2031	4,870,403	4,992,427
Wells Fargo Facility (f)	$103,438	4.50%	June 2027	17,939,276	18,351,981
Unamortized issuance costs, net				(566,873)	(725,592)
Total mortgages payable, net				$50,772,773	$61,340,259
(a)	The mortgage loan for the Franklin Square Property in the principal amount of $13,250,000 has a ten-year term and a maturity date of December 6, 2031. The mortgage loan bears interest at a fixed rate of 3.808% and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage loan includes covenants for the Company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and for the Company to maintain liquid assets of no less than $1,000,000. As of December 31, 2023 and 2022, the Company believes that it is compliant with these covenants. The Company has guaranteed the payment and performance of the obligations of the mortgage loan.
(b)	As of December 31, 2023, the Company reclassified the mortgage loan for the Hanover Square Property to mortgages payable, net, associated with assets held for sale (see below).
(c)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. Effective on December 26, 2023, the Company assumed certain guaranty obligations under the Ashley Plaza mortgage loan related to the Guaranty Substitution (see below). These obligations include covenants for the Company to maintain a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property, and for the Company to maintain liquid assets of no less than $1,140,000. As of December 31, 2023, the Company believes that it is compliant with these covenants.
(d)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90% and was interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. Effective on December 26, 2023, the Company assumed certain guaranty obligations under the Brookfield Property mortgage loan related to the Guaranty Substitution (see below). These obligations include covenants for the Company to maintain a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Property, and for the Company to maintain liquid assets of no less than $485,000. As of December 31, 2023, the Company believes that it is compliant with these covenants.

(e)	The interest rate for the mortgage loan for the Parkway Property was originally based on ICE LIBOR plus 225 basis points, with a minimum rate of 2.25%. After the discontinuation of LIBOR on June 30, 2023, the ICE LIBOR index was replaced by Term SOFR, with an adjusted margin of 236.44 basis points. Under the terms of the mortgage, the interest rate payable each month shall not change by greater than 1% during any six-month period and 2% during any 12-month period. As of December 31, 2023 and 2022 the rate in effect for the Parkway Property mortgage was 7.05% and 6.37%, respectively. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule. The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis. As of December 31, 2023 and 2022, the Company believes that it is compliant with this covenant.
(f)	On June 13, 2022, the Company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property. The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule, is $103,438. The Company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a minimum debt yield of 9.5% on the Salisbury Marketplace Property, the Lancer Center Property and the Greenbrier Business Center Property, and the maintenance of liquid assets of not less than $1,500,000. As of December 31, 2023, the Company believes that it is compliant with these covenants.

The Company refinanced the mortgage loan for the Lancer Center Property, using proceeds from the Wells Fargo Facility.  The Company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for the year ended December 31, 2022, recorded a loss on extinguishment of debt of $113,282.  The original mortgage loan for the Lancer Center Property bore interest at a fixed rate of 4.00%.  The monthly payment was $34,667 which included interest at the fixed rate and principal, based on a twenty-five-year amortization schedule. No such loss was recorded during the year ended December 31, 2023.

The Company refinanced the mortgage loan for the Greenbrier Business Center Property, using proceeds from the Wells Fargo Facility. The Company accounted for this refinancing transaction under debt extinguishment accounting in accordance with ASC 470, and for the year ended December 31, 2022, recorded a loss on extinguishment of debt of $56,393.  The Company assumed the original mortgage loan for the Greenbrier Business Center Property from the seller. No such loss was recorded during the year ended December 31, 2023.

Guaranty Substitution

Pursuant to the terms of the Termination Agreement, during December 2023 the Company entered into consent agreements with lenders for the Ashley Plaza Property, Brookfield Property, Franklin Square Property and Parkway Property mortgages under which the Company replaced certain guaranty obligations of the Messrs. Messier and Elliott.  Under these agreements, the Company assumed guaranties related to environmental waste and acts of fraud, among others, and consented to certain covenants (discussed above) to maintain minimum net worth and liquidity levels.  For the Franklin Square Property mortgage loan, the termination of the Management Agreement was considered an event of default.  Under the consent agreement for the Franklin Square Property mortgage loan, the lender agreed to waive the event of default in exchange for the payment of a $132,500 consent fee, and the Company’s agreement to fully guaranty the Franklin Square Property mortgage loan.  The $132,500 consent fee is recorded as part of the management restructuring fee on the consolidated statement of operations for the year ended December 31, 2023.  No such expenses were recorded for the year ended December 31, 2022.

Mortgages payable, net, associated with assets held for sale

The Company’s mortgages payables, net, associated with assets held for sale, consists of the following:

	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2023	2022
Hanover Square (a)	$78,098	6.94%	December 2027	9,640,725	—
Unamortized issuance costs, net				(51,837)	—
Total mortgages payable, net, associated with assets held for sale				$9,588,888	$—

(a)	The mortgage loan for the Hanover Square Property bore interest at a fixed rate of 4.25% until January 1, 2023, when the interest rate adjusted to a fixed rate of 6.94%, which was determined by adding 3.00% to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25%. As a result of the interest rate change, as of February 1, 2023, the fixed monthly payment of $56,882 increased to $78,098 which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule. The mortgage loan agreement for the Hanover Square property includes covenants to (i) maintain a Debt Service Coverage Ratio (“DSCR”) in excess of 1.35 and (ii) maintain a loan-to-value of real estate ratio of 75%. As of December 31, 2022, the Company believes that it was compliant with these covenants. As of December 31, 2023, the Company believes it was in compliance with the loan-to-value covenant, but the Company was not in compliance with the DSCR covenant. The Company notified the lender which responded that it considers this a technical default and does not intend to take any action related to the default because the Company is current on its obligations under the mortgage and intends to sell the property in the near future.

Interest rate protection transaction

On October 28, 2021, the Company entered into an interest rate protection transaction to limit its exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property (the “Interest Rate Protection Transaction”).  Under this agreement, the Company’s interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%. Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR.  As of December 31, 2023, SOFR was 5.35% and as of December 31, 2022, USD 1-Month ICE LIBOR was 4.39%.  In accordance with the guidance on derivatives and hedging, the Company records all derivatives on the balance sheet at fair value under other assets. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of the Interest Rate Protection Transaction is valued by an independent, third-party consultant which uses observable inputs such as yield curves, volatilities and other current market data, all of which are considered Level 2 inputs. As of December 31, 2023 and 2022, the fair value of the interest Rate Protection Transaction was $173,715 and $258,279, respectively, and is recorded under other assets on the Company’s balance sheets. The Company reports changes in the fair value of the derivative in other income on its consolidated statements of operations.

For the period from September 1, 2022 through June 30, 2023, LIBOR, and for the period from July 1, 2023 through December 31, 2023, SOFR exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced the Company’s net interest expense. Payments to the Company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on the Company’s consolidated statements of operations for the years ended December 31, 2023 and 2022.

Wells Fargo Line of Credit

On June 13, 2022, the Company, through its wholly owned subsidiaries, entered into a loan agreement with Wells Fargo Bank for a $1,500,000 line of credit (the “Wells Fargo Line of Credit”).  On May 2, 2023, the Company and Wells Fargo Bank entered into the First Amendment to Revolving Line of Credit Note which extended the maturity date of the Wells Fargo Line of Credit to June 9, 2024.  As December 31, 2023 and 2022 the Wells Fargo Line of Credit had an outstanding balance of $1,000,000 and $0, respectively.  Outstanding balances on the Wells Fargo Line of Credit will bear interest at a floating rate of 2.25% above daily SOFR.  As of

December 31, 2023 and 2022, SOFR was 5.35% and 4.3%, respectively.  The Wells Fargo Line of Credit is secured by the Lancer Center Property, the Greenbrier Business Center Property and the Salisbury Marketplace Property, has a one-year term, is unconditionally guaranteed by the Company, and any outstanding balances are due on the June 9, 2024 maturity date.  The Company is currently in discussions with Wells Fargo to extend the maturity date of Wells Fargo Line of Credit, but there can be no assurance that it will be successful.

Loss on Extinguishment of Debt – Clemson Best Western Property Mortgage Payable

On September 29, 2022, the Company sold the Clemson Best Western Property and repaid the Clemson Best Western Property mortgage payable. The Company accounted for the repayment of the mortgage payable under debt extinguishment accounting in accordance with ASC 470.  During the year ended December 31, 2022, the Company recorded a loss on extinguishment of debt of $219,532, consisting of $84,900 in fees paid to the lender and $134,632 of unamortized loan issuance costs.  No such loss was recorded during the year ended December 31, 2023.

Interest expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the year ended December 31, 2023
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$511,568	$28,372	$—	$—	$539,940
Hanover Square	695,788	11,816	—	—	707,604
Ashley Plaza	411,012	17,430	—	—	428,442
Brookfield Center	182,714	11,351	—	—	194,065
Parkway Center	233,479	11,026	(106,117)	—	138,388
Wells Fargo Facility	828,547	26,887	—	—	855,434
Wells Fargo Line of Credit	—	—	—	33,973	33,973
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	243,054	—	400,000	643,054
Total interest expense	$2,863,108	$349,936	$(106,117)	$433,973	$3,540,900

	For the year ended December 31, 2022
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$511,568	28,372	$—	—	$539,940
Hanover Square	426,298	12,890	—	—	439,188
Ashley Plaza	419,301	17,430	—	—	436,731
Clemson Best Western	425,109	—	—	2,135	427,244
Brookfield Center	186,270	11,350	—	—	197,620
Lancer Center	115,179	11,928	—	—	127,107
Greenbrier Business Center	81,409	1,155	—	—	82,564
Parkway Center	198,480	11,026	(7,682)	—	201,824
Wells Fargo Facility	466,545	13,444	$—	—	479,989
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	222,881	—	400,000	622,881
Total interest expense	$2,830,159	$330,476	$(7,682)	$402,135	$3,555,088

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of December 31, 2023		As of December 31, 2022
		Accumulated		Accumulated
		amortization of		amortization
	Accrued	capitalized	Accrued	of capitalized
	interest	issuance costs	interest	issuance costs
Franklin Square	$43,448	$59,108	$43,448	$30,736
Hanover Square	55,755	71,696	38,792	59,880
Ashley Plaza	34,580	75,539	35,296	58,109
Brookfield Center	—	48,244	—	36,893
Parkway Center	28,614	23,890	26,502	12,864
Wells Fargo Facility	—	40,331	—	13,444
Amortization and accrued preferred stock dividends on mandatorily redeemable preferred stock (1)	70,004	832,693	70,004	589,639
Total	$232,401	$1,151,501	$214,042	$801,565
(1)	Recorded as accrued interest under accounts payable and accrued liabilities on the Company’s consolidated balance sheets as of December 31, 2023 and 2022, respectively.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of December 31, 2023 are as follows:

	Mortgages Payable	Mortgages Payable Associated with Assets Held for Sale	Total
2024	$815,763	$277,818	$1,093,581
2025	1,091,832	299,961	1,391,793
2026	1,139,994	321,761	1,461,755
2027	17,280,746	345,148	17,625,894
2028	721,336	8,396,037	9,117,373
Thereafter	30,289,975	—	30,289,975
Total principal payments and debt maturities	51,339,646	9,640,725	60,980,371
Less unamortized issuance costs	(566,873)	(51,837)	(618,710)
Net principal payments and debt maturities	$50,772,773	$9,588,888	$60,361,661

6.      Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of December 31, 2023 are as follows:

2024	$8,084,915
2025	7,324,943
2026	5,466,396
2027	4,190,459
2028	3,359,566
Thereafter	7,241,898
Total minimum rents	$35,668,177

7.      Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 Common Shares, and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 98.81% interest in the Operating Partnership as of December 31, 2023 and 2022. Limited partners in the Operating Partnership who have held their Operating Partnership Units for one year or longer have the right to redeem their common Operating Partnership Units for cash or, at the REIT’s option, Common Shares at a ratio of Operating Partnership Unit for one common share. Under the Agreement of Limited Partnership, distributions to Operating Partnership Unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per Operating Partnership Unit as dividends per share are paid to the REIT’s holders of Common Shares.

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

Shelf Registration

On June 21, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC. The registration statement is intended to provide the Company additional flexibility to finance future business opportunities through timely and cost-effective access to capital markets. Under the shelf registration statement, the Company may, from time to time, issue Common Shares up to an aggregate amount of $150 million. The shelf registration statement was declared effective by the SEC on July 27, 2021. The Company incurred $84,926 in legal costs, filing fees and other costs associated with this registration which are recorded as offering costs as part of stockholders' equity on the Company’s consolidated balance sheets as of December 31, 2023 and 2022, respectively.

Standby Equity Purchase Agreement

On November 17, 2021, the Company entered into a Standby Equity Purchase Agreement (the “SEPA”) with a financing entity. Under this agreement, the Company will be able to sell up to $6,665,299 of Common Shares at the Company’s request any time during the 36 months following the execution of the SEPA. The shares would be purchased at 96.5% of the market price (as defined in the agreement) and would be subject to certain limitations, including that the financing entity could not purchase any shares that would result in it owning more than 4.99% of the Company’s outstanding Common Shares.  As of December 31, 2023, the Company has generated net proceeds of $1,538,887 from the issuance of 180,676 shares at an average price of $8.52 per common share under the SEPA.

Issuance Date	Shares Issued	Price Per Share	Total Proceeds
March 3, 2022	11,325	$8.70	$98,574
March 14, 2022	34,524	8.40	290,000
March 17, 2022	34,851	8.61	300,000
March 21, 2022	59,258	8.44	500,000
April 1, 2022	40,718	8.60	350,313
Total	180,676	$8.52	$1,538,887

Common Stock Repurchase Plan

In December 2021, the Board approved a program to purchase up to 62,500 Common Shares in the open market, up to a maximum price of $38.40 per share (the “Common Stock Repurchase Plan”). As of December 31, 2023, the Company had repurchased 33,509 Common Shares in the open market under the Common Stock Repurchase Plan at a total cost of $278,277 at an average price of $8.30 per share.  The Company incurred fees of $8,266 associated with these transactions.  All repurchased Common Shares were retired in accordance with Maryland law.

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

Common Shares and Operating Partnership Units Outstanding

As of December 31, 2023 and 2022, respectively, there were 2,245,501 and 2,246,494 Operating Partnership Units outstanding, respectively, with the REIT owning 2,218,810 and 2,219,803 of these Operating Partnership Units, respectively. The remaining 26,691 Operating Partnership Units are held by noncontrolling, limited partners.  As of December 31, 2023 and 2022, respectively, there were 2,218,810 and 2,219,803 Common Shares of the REIT outstanding, respectively. As of December 31, 2023 and 2022 there were 26,691 Operating Partnership Units held by noncontrolling, limited partners that were eligible for conversion to Common Shares.

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

On each January 1 during the term of the Equity Incentive Plan, the maximum number of Common Shares that may be issued under the Equity Incentive Plan will increase by eight percent (8%) of any additional Common Shares or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of Common Shares, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of any adjustment subsequent to January 1, 2020. During the year ended December 31, 2023, no shares were issued under the Equity Incentive Plan so no adjustment was made as of January 1, 2024, and the shares available for issuance under the Equity Incentive Plan remained at 61,413 shares.

All Common Share and Operating Partnership Units referenced above have been adjusted to reflect the Reverse Stock Split.

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of the years ended December 31, 2023 and 2022, respectively, all of the 26,691 Operating Partnership’s Units held by noncontrolling, limited partners were eligible to be converted, on a one-to-one basis, into Common Shares. The Operating Partnership Units and the equivalent Common Shares attributable to the convertible debentures have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's loss per common share is determined as follows:

	Year ended December 31,
	2023	2022
Basic and diluted shares outstanding
Weighted average Common Shares – basic	2,219,149	2,140,327
Effect of conversion of Operating Partnership Units	26,691	26,691
Weighted average Common Shares – diluted	2,245,840	2,167,018

Calculation of earnings per share – basic and diluted
Net loss attributable to common shareholders	$(4,571,279)	$(4,769,241)
Weighted average Common Shares – basic and diluted	2,219,149	2,140,327
Loss per share – basic and diluted	$(2.06)	$(2.23)

Dividends and Distributions

During the year ended December 31, 2023, dividends in the amount of $0.08 per share were paid on January 27, 2023, to stockholders of record on January 24, 2023 and on April 28, 2023 to shareholders of record on April 24, 2023.  During the year ended December 31, 2022, dividends in the amount of $0.16 per share were paid on January 20, 2022, to shareholders of record on January 13, 2022, on April 21, 2022 to shareholders of record on April 18, 2022 and on July 20, 2022 to shareholders of record on July 18, 2022, and dividends in the amount of $0.08 per share were paid on October 20, 2022, to shareholders of record on October 17, 2022.  Total dividends and distributions to noncontrolling interests paid during years ended December 31, 2023 and 2022, respectively, are as follows:

	Year ended December 31,
	2023	2022
Common shareholders (dividends)	$354,394	$1,188,433
Hanover Square Property noncontrolling interest (distributions)	16,000	57,200
Parkway Property noncontrolling interest (distributions)	9,000	48,600
Operating Partnership Unit holders (distributions)	4,271	14,947
Total dividends and distributions	$383,665	$1,309,180

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in South Carolina, North Carolina and Virginia, which represented 100% of the total annualized base revenues of the properties in its portfolio as of December 31, 2023. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Interest Rate Risk

The value of the Company’s real estate is subject to fluctuations based on changes in interest rates which may affect the Company’s ability to refinance property-level mortgage debt when balloon payments are scheduled. Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political conditions, and other factors beyond our control. An increase in interest rates would likely cause the value of the Company’s assets to decrease. Increases in interest rates may also have an impact on the credit profile of certain tenants.

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

As of December 31, 2023 and 2022, all of the Company’s long-term debt either bore interest at fixed rates or was capped to a fixed rate. The Company’s debt obligations are more fully described in Note 5, Loans Payable, above.

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

9.      Related Party Transactions

Medalist Fund Manager, Inc.

For all periods prior to July 18, 2023, the Company was externally managed by the Manager, which made all investment decisions for the Company, which were subject to the approval of the Board’s Acquisition Committee. The Manager oversaw the Company’s overall business and affairs and had broad discretion to make operating decisions on behalf of the Company and to make investment decisions.  On July 18, 2023, the Company and the Manager entered into the Termination Agreement terminating the Management Agreement.  Since the termination of the Management Agreement, the Company has been managed internally as directed by the Board.

Prior to the termination of the Management Agreement, the Company paid the Manager a monthly asset management fee equal to 0.125% of stockholders’ equity, payable in arrears in cash. For purposes of calculating the asset management fee, the Company’s stockholders’ equity means: (a) the sum of (1) the net proceeds from (or equity value assigned to) all issuances of the Company’s equity and equity equivalent securities (including common stock, common stock equivalents, preferred stock and Operating Partnership Units issued by the Company’s operating partnership) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that the Company has paid to repurchase its common stock issued in this or any subsequent offering. Stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items (including depreciation and amortization) that have impacted stockholders’ equity as reported in the Company’s consolidated financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Company’s Manager and its independent director(s) and approval by a majority of its independent directors. For the years ended December 31, 2023 and 2022, the Company incurred $485,897 and $876,049, in asset management fees, respectively.  Asset management fees are recorded on the Company’s consolidated statements of operations as (i) retail center property operating expenses ($196,658 and $309,078 for the years ended December 31, 2023 and 2022, respectively) , (ii) hotel property operating expenses ($0 and $20,475 for the years ended December 31, 2023 and 2022, respectively), (iii) flex center property operating expenses ($64,575 and $109,100 for the years ended December 31, 2023 and 2022, respectively) and (iv) legal, accounting and other professional fees ($224,664 and $437,396 for the years ended December 31, 2023 and 2022, respectively).

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

For the year ended December 31, 2022, the Company incurred $201,524 in acquisition fees associated with the Salisbury Marketplace Property acquisition, which were allocated and added to the fair value of the Salisbury Marketplace Property tangible assets.  One half of the acquisition fee, or $100,762 was paid in cash and one half of the acquisition fee was accrued in connection with the Deferral Agreement.  For the year ended December 31, 2021, the Company incurred $503,910 in acquisition fees associated with the Lancer Center Property, Greenbrier Business Center Property and Parkway Property, which were allocated and added to the fair value of the Lancer Center Property, Greenbrier Business Center Property and Parkway Property tangible assets. One half of the acquisition fees, or $251,955 was paid in cash and one half of the acquisition fees was accrued in connection with the Deferral Agreement. The accrued portion of the acquisition fee is recorded under accounts payable and accrued liabilities on the Company’s consolidated balance sheets as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, respectively, the Company had accrued a total of $0 and $352,717 in acquisition fees (the “Deferred Acquisition Fee”) in connection with the Deferral Agreement.  Pursuant to the Termination Agreement, the Company agreed to pay the Deferred Acquisition Fee immediately upon execution of the Termination Agreement.  The Company paid the Deferred Acquisition Fee on July 18, 2023 and, as a result, as of December 31, 2023, had no further Deferred Acquisition Fees accrued on its consolidated balance sheets.

Prior to the termination of the Management Agreement, the Manager would have been entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in this offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and Operating Partnership Units) in the previous 12-month period, exclusive of equity securities issued prior to this offering, and (B) 7%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period. For purposes of calculating the incentive fee during the first years after completion of this offering, adjusted funds from operations (“AFFO”) will be determined by annualizing the applicable period following completion of this offering. AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. The Company further adjusts funds from operations (“FFO”) for certain items that are not added to net income in the National Association of Real Estate Investment Trusts’ (NAREIT) definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on real estate investments). No incentive fees were earned or paid during the year ended December 31, 2023 or 2022, or at any time during the term of the Management Agreement.

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

Mr. C. Elliott is the son of Mr. William R. Elliott, who was, at the time of Mr. C. Elliott’s employment, the Vice Chairman of the Board and President and Chief Operating Officer of the Company.  During the years ended December 31, 2023 and 2022, the Company paid the Consultant $105,034 and $114,516, respectively, for services provided by Mr. C. Elliott under the Consulting Agreement. On July 18, 2023, Mr. C. Elliott resigned as Vice President of the Company and as an employee of the Consultant and provided a full release of the Company’s and the Consultant’s obligations under the Change in Control Agreement. On July 20, 2023, the Company and Mr. C. Elliot entered into a Separation Agreement and General Release.

Staffing Agreement

The Company has entered into the Staffing Agreement with the Consultant to employ staff on behalf of the Company.  The Consultant’s sole member is C. Brent Winn, Jr., our Chief Financial Officer.  Under the Staffing Agreement, the Company reimburses the Consultant for any approved employee’s salary, payroll taxes and benefits, including health insurance and retirement benefits, and related expenses. All expenses are reimbursed at cost and without markup.

Other related parties

The Company pays Shockoe Properties, LLC, a subsidiary of Dodson Properties, LLC, an entity in which William R. Elliott, one of the owners of the Company’s former Manager, holds a 6.32% interest, an annual property management fee of up to 3% of the monthly gross revenues of the Franklin Square, Hanover Square, Ashley Plaza, Brookfield, Lancer Center, Greenbrier Business Center, Parkway and Salisbury properties. These fees are paid in arrears on a monthly basis. During the years ended December 31, 2023 and 2022, the Company paid Shockoe Properties, LLC property management fees of $304,179 and $271,334, respectively.  In addition, pursuant to a separate agreement dated November 1, 2017 between Dodson Properties, LLC and Mr. Elliott, Mr. Elliott receives a fee equal to 5% of the property management fees paid by the Company to Dodson Properties, LLC or its affiliates.

10.      Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. As of December 31, 2023, the Company had the following reportable segments:  retail center properties and flex center properties. For the year ended December 30, 2022, the Company had three reportable segments: retail center properties, flex center properties and hotel properties. During the periods presented, there have been no material intersegment transactions.

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

The following table presents property operating revenues, expenses and NOI by product type:

	For the year ended December 31,
	Hotel properties		Retail center properties		Flex center property		Total
	2023	2022	2023	2022	2023	2022	2023	2022
Revenues	$—	$1,507,649	$7,768,174	$7,053,757	$2,504,652	$2,529,919	$10,272,826	$11,091,325
Operating expenses	—	1,335,801	1,913,699	1,912,110	686,818	684,843	2,600,517	3,932,754
Bad debt expense	—	—	18,578	38,401	44,704	8,531	63,282	46,932
Net operating income	$—	$171,848	$5,835,897	$5,103,246	$1,773,130	$1,836,545	$7,609,027	$7,111,639

11.      Subsequent Events

As of March 6, 2024, the following events have occurred subsequent to the December 31, 2023 effective date of the consolidated financial statements:

Common Stock Dividend

On February 6, 2024, a dividend in the amount of $0.01 per share was paid to common stock shareholders and operating partnership unit holders of record on February 2, 2024.

Mandatorily Redeemable Preferred Stock Dividend

On February 6, 2024, a dividend in the amount of $0.50 per share was paid to mandatorily redeemable preferred stock shareholders of record on February 2, 2024 for the period from October 21, 2023 through January 20, 2024.

Agreement to Acquire the Citibank Property

On February 15, 2024, the Company entered into an agreement with an entity controlled by Francis P. Kavanaugh, the Company’s CEO and President and a related party, to acquire a single tenant net lease asset referred to as the Citibank Property. Consideration for the acquisition will be paid to the related party seller in the form of Operating Partnership Units valued at $5.75 per Operating Partnership Unit.  Several conditions to closing on the purchase remain to be satisfied, and there can be no assurance that the Company will complete the transaction on the general terms described above or at all.

Acquisition of Noncontrolling Owner’s Interest in Hanover Square Outparcel

On February 16, 2024, the Company agreed to purchase the noncontrolling owner’s 16% undivided interest in the Hanover Square outparcel for $98,411.  The purchase is expected to close concurrently with the closing of the sale of the Hanover Square Shopping Center (discussed above) to an unrelated third party.  However, there can be no assurance that we will complete the transaction.

Acquisition of Operating Partnership Units from Limited Partner

On February 16, 2024, the Company agreed to redeem 11,731.25 Operating Partnership Units from a limited partner for $5.25 per operating partnership unit, the closing price of the Company’s stock on February 16, 2024, the date of the agreement.  The redemption was completed on February 20, 2024.

Medalist Diversified REIT, Inc. and Subsidiaries

Schedule III - Real Estate Properties and Accumulated Depreciation

December 31, 2023

			Initial Cost to Company					Gross Amount at Which Carried at Close of Period

				Buildings,			Costs Written								Life on Which
				Improvements		Costs	Off Due to								Depreciation
				and Furniture,		Capitalized	Impairment	Fully		Buildings					in Latest
	Encum-			Fixtures &		Subsequent to	and Loss on	Amortized		and		Accumulated	Date of	Date	Income Statements
Description	brances		Land	Equipment		Acquisition	Disposition	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
Retail properties

The Shops at Franklin Square	$13,250,000		$3,343,164	$15,418,158	(1)	$1,535,906	$(309,435)	$(496,597)	$3,343,164	$16,148,032	$19,491,196	$3,546,784	2006	April 28, 2017	Building - 38 years
Gastonia, North Carolina															Site Improvements - 13 years
Hanover North Shopping Center (3)	9,640,725		3,158,882	8,334,478	(1)	405,755.00	—	(374,315)	3,158,882	8,365,918	11,524,800	1,464,699	2007	May 8, 2018	Building - 39 years
Mechanicsville, Virginia															Site Improvements - 12 years
Ashley Plaza Shopping Center	10,708,557		3,007,721	11,191,307	(1)	197,287	—	(62,768)	3,007,721	11,325,826	14,333,547	2,578,779	1977	August 30, 2019	Building - 26.7 years
Goldsboro, North Carolina															Site Improvements - 5 years
Lancer Center Shopping Center	—	(2)	2,195,125	7,684,251	(1)	404,795	(8,681)	(50,255)	2,195,125	8,030,110	10,225,235	1,892,862	1978	May 14, 2021	Building - 14.2 years
Lancaster, South Carolina															Site Improvements - 7.5 years
Salisbury Shopping Center	—	(2)	2,383,881	7,579,377	(1)	67,213	(12,990)	(14,003)	2,383,881	7,619,597	10,003,478	890,442	1987	June 13, 2022	Building - 25 years
Salisbury, North Carolina															Site Improvements - 5 years

Total retail properties	33,599,282		14,088,773	50,207,571		2,610,956	(331,106)	(997,938)	14,088,773	51,489,483	65,578,256	10,373,566

Flex property
Brookfield Center	4,571,410		714,220	5,693,147	(1)	194,501	—	(7,771)	714,220	5,879,877	6,594,097	1,131,395	2007	October 3, 2019	Building - 40 years
Greenville, South Carolina															Site Improvements - 4.3 years
Greenbrier Business Center	—	(2)	1,292,894	5,603,909	(1)	321,324	(16,733)	(45,034)	1,292,894	5,863,466	7,156,360	586,717	1987	August 27, 2021	Building - 26 years
Chesapeake, Virginia															Site Improvements - 10 years
Parkway Center	4,870,403		430,549	6,846,487	(1)	336,909	(5,199)	(64,277)	430,549	7,113,920	7,544,469	496,974	1984	November 1, 2021	Building - 42 years
Virginia Beach, Virginia															Site Improvements - 11 years

Total flex properties	$9,441,813		$2,437,663	$18,143,543		$852,734	$(21,932)	$(117,082)	$2,437,663	$18,857,263	$21,294,926	$2,215,086

Wells Fargo Mortgage Facility	17,939,276

Total investment properties	$60,980,371		$16,526,436	$68,351,114		$3,463,690	$(353,038)	$(1,115,020)	$16,526,436	$70,346,746	$86,873,182	$12,588,652
(1)	Excludes intangible assets
(2)	Encumbered by Wells Fargo Mortgage Facility.

(3)	Asset Held for Sale

							Greenbrier
	Franklin	Hanover	Ashley	Clemson	Brookfield	Lancer	Business
	Square	Square (1)	Plaza	Best Western (2)	Center	Center	Center	Parkway	Salisbury	Total
Investments in real estate - 2023
Balance at beginning of period - January 1, 2023	$19,194,564	$11,464,185	$14,358,787	$—	$6,552,959	$10,123,987	$6,939,193	$7,303,857	$9,978,329	$85,915,860
Changes during period:
Capitalized leasing commissions	101,408	22,965	23,907	—	40,295	88,982	62,842	52,682	39,532	432,613
Capitalized tenant improvements	343,894	90,000	—	—	6,158	44,250	117,781	226,592	—	828,675
Building and site improvements	56,892	16,642	7,489	—	—	15,225	88,525	24,445	12,610	221,828
Loss on impairment of tangible assets	—	—	—	—	—	—	(16,733)	—	(12,990)	(29,723)
Fully depreciated assets	(205,562)	(68,992)	(56,636)	—	(5,315)	(47,209)	(35,248)	(63,107)	(14,003)	(496,072)
Balance at end of period - December 31, 2023	$19,491,196	$11,524,800	$14,333,547	$—	$6,594,097	$10,225,235	$7,156,360	$7,544,469	$10,003,478	$86,873,181

Accumulated depreciation - 2023
Balance at beginning of period	$3,115,826	$1,261,870	$2,024,945	$—	$847,914	$1,198,668	$341,562	$289,623	$320,501	$9,400,908
Additions charged to costs and expenses	636,520	271,821	610,470	—	288,796	741,403	280,403	270,458	583,944	3,683,815
Write off accumulated depreciation of property disposed / fully depreciated assets	(205,562)	(68,992)	(56,636)	—	(5,315)	(47,209)	(35,248)	(63,107)	(14,003)	(496,072)
Balance at end of period	$3,546,784	$1,464,699	$2,578,779	$—	$1,131,395	$1,892,862	$586,717	$496,974	$890,442	$12,588,651

Net investments in real estate - December 31, 2023	$15,944,412	$10,060,101	$11,754,768	$—	$5,462,702	$8,332,373	$6,569,643	$7,047,495	$9,113,036	$74,284,530

Investments in real estate - 2022
Balance at beginning of period - January 1, 2022	$19,220,574	$11,683,302	$14,296,145	$10,568,508	$6,445,169	$10,071,797	$6,898,842	$7,280,306	$—	$86,464,643
Changes during period:
Acquisitions	—	—	—	—	—	—	—	—	9,963,258	9,963,258
Capitalized leasing commissions	139,941	45,672	30,679	—	17,188	11,198	40,260	13,372	2,021	300,331
Capitalized tenant improvements	10,624	—	27,363	—	93,058	39,520	—	6,808	—	177,373
Building and site improvements	—	10,738	4,600	226,508	—	13,199	9,877	9,740	13,050	287,712
Furniture, fixtures and equipment	—	—	—	253,887	—	—	—	—	—	253,887
Loss on impairment of tangible assets	—	—	—	—	—	(8,681)	—	(5,199)	—	(13,880)
Impairment of assets held for sale	—	—	—	(175,671)	—	—	—	—	—	(175,671)
Fully depreciated assets	(176,576)	(275,527)	—	—	(2,456)	(3,046)	(9,786)	(1,170)	—	(468,561)
Dispositions of investment properties	—	—	—	(10,873,232)	—	—	—	—	—	(10,873,232)
Balance at end of period - December 31, 2022	$19,194,564	$11,464,185	$14,358,787	$—	$6,552,959	$10,123,987	$6,939,193	$7,303,857	$9,978,329	$85,915,860
Accumulated depreciation - 2022
Balance at beginning of period	$2,686,982	$1,226,885	$1,411,023	$722,300	$579,739	$455,898	$86,014	$41,679	$—	$7,210,520
Additions charged to costs and expenses	605,419	310,512	613,922	—	270,631	745,816	265,334	249,114	320,501	3,381,249
Impairment write-offs	(176,576)	(275,527)	—	(722,300)	(2,456)	(3,046)	(9,786)	(1,170)	—	(1,190,861)
Balance at end of period	$3,115,826	$1,261,870	$2,024,945	$—	$847,914	$1,198,668	$341,562	$289,623	$320,501	$9,400,908
Net investments in real estate - December 31, 2022	$16,078,739	$10,202,315	$12,333,842	$—	$5,705,045	$8,925,319	$6,597,631	$7,014,234	$9,657,828	$76,514,953

(1) Recorded as an asset held for sale on the Company’s consolidated balance sheet as of December 31. 2023.

(2) Recorded as an asset held for sale on the Company’s consolidated balance sheet as of December 31, 2021.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of Medalist Diversified REIT, Inc.*
3.2

Articles Supplementary to the Articles of Incorporation of Medalist Diversified REIT, Inc. designating the Company’s Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020).

3.3

Articles of Amendment to the Articles of Incorporation of Medalist Diversified REIT, Inc. approving the 1-for-8 reverse stock split of the Company’s Common Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 3, 2023).

3.4

Articles of Amendment to the Articles of Incorporation of Medalist Diversified REIT, Inc. decreasing the par value of the Company’s Common Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 3, 2023).

3.5

Articles Supplementary to the Articles of Incorporations of Medalist Diversified REIT, Inc. electing to become subject to Section 3-803 of the Maryland General Corporation Law (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 29, 2023).

3.6	Bylaws of Medalist Diversified REIT, Inc. *
4.1	Form of Certificate of Common Stock *
4.2	Form of Certificate of Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020)
4.3	Description of Medalist Diversified REIT, Inc.’s Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 10, 2023).
10.1	Business Loan Agreement, dated as of November 3, 2017, by and between COF North, LLC and Langley Federal Credit Union *
10.2	Promissory Note, dated as of November 3, 2017, by COF North for the benefit of Langley Federal Credit Union *
10.3	Change in Terms Agreement, dated as of May 8, 2018, by MDR Hanover Square, LLC and PMI Hanover Sq., LLC *
10.4	Deed of Trust, dated as of November 3, 2017, by COF North for the benefit of Langley Federal Credit Union *
10.5	Modification of Deed of Trust, dated as of May 8, 2018, by MDR Hanover Square, LLC and PMI Hanover Sq., LLC for the benefit of Langley Federal Credit Union *
10.6	Tenants in Common Agreement, dated as of May 8, 2018, by and between MDR Hanover Square, LLC and PMI Hanover Sq., LLC *
10.7	Medalist Diversified REIT, Inc. 2018 Equity Incentive Plan *
10.8	Agreement of Limited Partnership of Medalist Diversified Holdings, L.P. *
10.9

First Amendment to Agreement of Limited Partnership of Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2020).

10.10

Escrow Agreement, dated February 18, 2020, by and between Medalist Diversified REIT, Inc. and Virginia Commonwealth Bank (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 20, 2020).

10.11

Securities Purchase Agreement, dated as of October 27, 2020, by and between Medalist Diversified REIT, Inc. and YA II PN, LTD. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2020).

10.12

Registration Rights Agreement, dated as of October 27, 2020, by and between Medalist Diversified REIT, Inc. and YA II PN, LTD. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 2, 2020).

10.13

Assignment, Assumption and Release Agreement, dated as of August 27, 2021, by and among Medalist Fund II-B, LLC, Thomas E. Messier, William R. Elliott, MDR Greenbrier LLC and The Old Point National Bank of Phoebus (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 2, 2021).

10.14

Promissory Note, made as of June 7, 2021, by Medalist Fund II-B, LLC for the benefit of The Old Point National Bank of Phoebus (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 2, 2021).

10.15

Business Loan Agreement, dated as of June 7, 2021, by and between Medalist Fund II-B, LLC and The Old Point National Bank of Phoebus (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 2, 2021).

10.16

Tenants in Common Agreement, dated as of November 1, 2021, by and between PMI Parkway, LLC and MDR Parkway, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 8, 2021).

10.17

Promissory Note, made as of November 1, 2021, by PMI Parkway, LLC and MDR Parkway, LLC for the benefit of TIAA, FSB (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 8, 2021).

10.18

Loan Agreement, made as of November 8, 2021, by and between MDR Franklin Square, LLC and DBR Investments Co. Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 10, 2021).

10.19

Promissory Note, dated as of November 8, 2021, by MDR Franklin Square, LLC for the benefit of DBR Investments Co. Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2021).

10.20

Standby Equity Purchase Agreement, dated as of November 17, 2021, by and between Medalist Diversified REIT, Inc. and YA II PN. Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2021).

10.21	Credit Agreement, dated as of June 13, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2022).
10.22	Term Note, dated as of June 13, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 17, 2022).
10.23	Revolving Line of Credit Note, dated as of June 13, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 17, 2022).
10.24	First Amendment to Revolving Line of Credit Note, dated as of May 2, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2023).
10.25

Cooperation Agreement, dated as of May 24, 2023, by and between Medalist Diversified REIT, Inc. and Francis P. Kavanaugh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2023).

10.26	Letter, dated June 5, 2023, from Francis P. Kavanaugh to Medalist Diversified REIT, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2023).
10.27

Termination Agreement, dated July 18, 2023, by and among Medalist Diversified REIT, Inc., Medalist Diversified Holdings, L.P., Medalist Fund Manager, Inc., William R. Elliott and Thomas E. Messier (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2023).

10.28

Staffing Agreement, dated November 13, 2023, by and between Gunston Consulting, LLC and Medalist Diversified REIT, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2023).

10.29

Purchase and Sale Agreement, dated as of December 29, 2023, by and among Prudent Growth Partners, LLC, MDR Hanover Square, LLC and PMI Hanover Sq. LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 29, 2023).

21.1	List of Subsidiaries †
23.1	Consent of Cherry Bekaert LLP †
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
97.1	Medalist Diversified REIT, Inc. Clawback Policy, effective October 2, 2023. †
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL †
101.SCH	Inline XBRL Taxonomy Extension Schema Document †
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document †
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit) †

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

MEDALIST DIVERSIFIED REIT, INC.

Date: March 6, 2024	By:	/s/ Francis P. Kavanaugh
Francis P. Kavanaugh
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Francis P. Kavanaugh	President and Chief Executive Officer	March 6, 2024
Francis P. Kavanaugh	(principal executive officer)

/s/ C. Brent Winn, Jr.	Chief Financial Officer	March 6, 2024
C. Brent Winn, Jr.	(principal accounting officer and principal financial officer)

/s/ Timothy O’Brien	Director	March 6, 2024
Timothy O’Brien	Chairman of the Board

/s/ Neil P. Farmer	Director	March 6, 2024
Neil P. Farmer

/s/ Charles S. Pearson, Jr.	Director	March 6, 2024
Charles S. Pearson, Jr.

/s/ David Lunin	Director	March 6, 2024
David Lunin

/s/ Emanuel Neuman	Director	March 6, 2024
Emanuel Neuman