Form 10-Q
period 2024-03-31
Medalist Diversified REIT, Inc.
filed 2024-05-09
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding at May 9, 2024 was 2,236,631.

Medalist Diversified REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2024

PART I.FINANCIAL INFORMATION

Item 1.   Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investment properties, net	$66,305,628	$64,577,376
Cash	3,637,400	2,234,603
Restricted cash	1,499,034	1,575,002
Rent and other receivables, net of allowance of $23,694 and $13,413, as of March 31, 2024 and December 31, 2023, respectively	233,330	292,618
Assets held for sale	—	9,707,154
Unbilled rent	1,017,128	1,109,782
Intangible assets, net	2,774,934	2,716,546
Other assets	513,570	532,935
Total Assets	$75,981,024	$82,746,016

LIABILITIES
Accounts payable and accrued liabilities	$1,031,282	$1,095,049
Intangible liabilities, net	1,885,210	1,865,310
Line of credit, short term, net	—	1,000,000
Mortgages payable, net	50,595,020	50,772,773
Mortgages payable, net, associated with assets held for sale	—	9,588,888
Mandatorily redeemable preferred stock, net	4,757,701	4,693,575
Total Liabilities	$58,269,213	$69,015,595

EQUITY
Common stock, 2,236,631 and 2,218,810 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	$22,366	$22,188
Additional paid-in capital	51,601,531	51,514,209
Offering costs	(3,350,946)	(3,350,946)
Accumulated deficit	(34,529,636)	(35,864,693)
Total Stockholders' Equity	13,743,315	12,320,758
Noncontrolling interests - Hanover Square Property	39,996	119,140
Noncontrolling interests - Parkway Property	451,665	453,203
Noncontrolling interests - Operating Partnership	3,476,835	837,320
Total Equity	$17,711,811	$13,730,421
Total Liabilities and Equity	$75,981,024	$82,746,016

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
REVENUE
Retail center property revenues	$1,849,617	$1,835,373
Flex center property revenues	664,067	569,297
Single tenant net lease property revenues	57,955	56,306
Total Revenue	$2,571,639	$2,460,976

OPERATING EXPENSES
Retail center property operating expenses	$428,259	$512,887
Flex center property operating expenses	144,673	176,737
Single tenant net lease property operating expenses	7,708	7,728
Bad debt expense	14,056	27,122
Share based compensation expenses	277,500	—
Legal, accounting and other professional fees	393,078	525,628
Corporate general and administrative expenses	296,794	117,049
Management restructuring expenses	—	241,450
Loss on impairment	—	36,743
Depreciation and amortization	1,012,476	1,156,348
Total Operating Expenses	2,574,544	2,801,692
Gain on disposal of investment property	2,819,502	—
Loss on extinguishment of debt	(51,837)	—
Operating Income (Loss)	2,764,760	(340,716)
Interest expense	876,748	864,052
Net Income (Loss) from Operations	1,888,012	(1,204,768)
Other income	44,889	10,830
Other expense	—	39,868
Net Income (Loss)	1,932,901	(1,233,806)
Less: Net income (loss) attributable to Hanover Square Property noncontrolling interests	457,184	(1,241)
Less: Net income (loss) attributable to Parkway Property noncontrolling interests	6,562	(8,367)
Less: Net income (loss) attributable to Operating Partnership noncontrolling interests	111,757	(2,903)
Net Income (Loss) Attributable to Medalist Common Shareholders	$1,357,398	$(1,221,295)

Earnings per common share - basic	$0.61	$—
Weighted-average number of shares - basic	2,233,182	—

Earnings per common share - diluted	$0.60	$—
Weighted-average number of shares - diluted	2,248,142	—

Loss per common share - basic and diluted	$—	$(0.55)
Weighted-average number of shares - basic and diluted	—	2,219,803

Dividends paid per common share	$0.01	$0.08

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2024 and 2023

(Unaudited)

	For the three months ended March 31, 2024
	Common Stock						Noncontrolling Interests
			Additional	Offering	Accumulated	Shareholders’	Hanover Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2024	2,218,810	$22,188	$51,514,209	$(3,350,946)	$(35,864,693)	$12,320,758	$119,140	$453,203	$837,320	$13,730,421

Share based compensation	17,821	$178	$87,322	$—	$—	$87,500	$—	$—	$190,000	$277,500
Redemption of operating partnership units	—	—	—	—	—	—	—	—	(61,589)	(61,589)
Net income	—	—	—	—	1,357,398	1,357,398	457,184	6,562	111,757	1,932,901
Dividends and distributions	—	—	—	—	(22,341)	(22,341)	(479,856)	(8,100)	(653)	(510,950)
Noncontrolling Interests	—	—	—	—	—	—	(56,472)	—	2,400,000	2,343,528

Balance, March 31, 2024	2,236,631	$22,366	$51,601,531	$(3,350,946)	$(34,529,636)	$13,743,315	$39,996	$451,665	$3,476,835	$17,711,811

	For the three months ended March 31, 2023
	Common Stock						Noncontrolling Interests
			Additional	Offering	Accumulated	Shareholders’	Hanover Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2023	2,219,803	$22,198	$51,519,198	$(3,350,946)	$(30,939,020)	$17,251,430	$127,426	$470,685	$842,898	$18,692,439

Net loss	—	$—	$—	$—	$(1,221,295)	$(1,221,295)	$(1,241)	$(8,367)	$(2,903)	$(1,233,806)
Dividends and distributions	—	—	—	—	(176,810)	(176,810)	—	—	(2,135)	(178,945)

Balance, March 31, 2023	2,219,803	$22,198	$51,519,198	$(3,350,946)	$(32,337,125)	$15,853,325	$126,185	$462,318	$837,860	$17,279,688

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$1,932,901	$(1,233,806)

Adjustments to reconcile consolidated net loss to net cash flows from operating activities
Depreciation	840,461	911,481
Amortization	172,015	244,867
Loan cost amortization	23,767	26,990
Mandatorily redeemable preferred stock issuance cost and discount amortization	64,126	58,804
Amortization of lease incentives	741	—
Above (below) market lease amortization, net	(64,422)	(73,018)
Bad debt expense	14,056	27,122
Share-based compensation	277,500	—
Loss on impairment	—	36,743
Loss on extinguishment of debt	51,837	—
Gain on disposal of investment property	(2,819,502)	—

Changes in assets and liabilities
Rent and other receivables, net	45,232	84,476
Unbilled rent	(1,869)	(48,899)
Other assets	19,365	66,796
Accounts payable and accrued liabilities	(63,767)	349,168
Net cash flows from operating activities	492,441	450,724

CASH FLOWS FROM INVESTING ACTIVITIES

Investment property acquisitions	(145,345)	—
Capital expenditures	(226,662)	(647,690)
Cash received from disposal of investment properties, net	3,110,149	—
Net cash flows from investing activities	2,738,142	(647,690)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(510,950)	(178,945)
Repayment of line of credit, short term	(1,000,000)	—
Operating partnership unit redemption	(61,589)	—
Repayment of mortgages payable	(331,215)	(301,577)
Net cash flows from financing activities	(1,903,754)	(480,522)

DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,326,829	(677,488)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	3,809,605	5,662,853
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$5,136,434	$4,985,365

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	3,637,400	3,048,100
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in condensed consolidated balance sheets	1,499,034	1,937,265
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statements of cash flows	$5,136,434	$4,985,365

Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid	$865,664	$796,268

Non-cash transactions:
Issuance of operating partnership units for Citibank Acquisition	$2,400,000	$—

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.      Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of March 31, 2024, the REIT, through the Operating Partnership, owned and operated 10 developed properties consisting of four retail center properties, three flex center properties, and three single tenant net lease (“STNL”) properties, and three undeveloped parcels.

The use of the word “Company” refers to the REIT and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the REIT, the Operating Partnership and wholly-owned limited liability companies which own or operate the properties.

The Company owns four retail center properties consisting of (i) the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), (ii) the Ashley Plaza Shopping Center, a 156,012 square foot retail property located in Goldsboro, North Carolina (the “Ashley Plaza Property”), (iii) the Lancer Center, a 181,590 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), and (iv) the Salisbury Marketplace Shopping Center, a 79,732 square foot retail property located in Salisbury, North Carolina (the “Salisbury Marketplace Property”).

On March 13, 2024, the Company, and its tenant in common partner, sold the Shops at Hanover Square North, a 73,440 square foot retail property located in Mechanicsville, Virginia (the “Hanover Square Shopping Center Property”). The Company and its tenant in common partner retained ownership of the 0.864 acre outparcel (the “Hanover Square Outparcel” and together with the Hanover Square Shopping Century Property, the “Hanover Square Property”).  The Company owned 84% of the Hanover Square Shopping Center Property and the Hanover Square Outparcel as a tenant in common with a noncontrolling owner which owned the remaining 16% interest.  On March 25, 2024, the Company purchased its tenant in common partner’s 16% interest in the Hanover Square Outparcel (see Note 3, below).  Collectively, the sale of the Hanover Square Shopping Center and the acquisition of the tenant in common partner’s 16% interest in the Hanover Square Outparcel are referenced herein as the “Hanover Square Transactions”.

The Company owns three flex center properties consisting of (i) Brookfield Center, a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina (the “Brookfield Center Property”), (ii) the Greenbrier Business Center,

an 89,280 square foot mixed-use industrial/office property located in Chesapeake, Virginia (the “Greenbrier Business Center Property”), and (iii) the Parkway Property, a 64,109 square foot mixed-use industrial office property located in Virginia Beach, Virginia (the "Parkway Property”), in which the Company owns an 82% tenant in common interest with a noncontrolling owner which owns the remaining 18% interest.

The Company owns three STNL properties consisting of (i) the Citibank Property, a 4,350 square foot single tenant building on 0.45 acres located in Chicago, Illinois, (ii) the East Coast Wings building, a 5,000 square foot single tenant building on approximately 0.89 acres located in Goldsboro, North Carolina (the “East Coast Wings Property”), and (iii) the T-Mobile building, a 3,000 square foot single tenant building on approximately 0.78 acres located in Goldsboro, North Carolina (the “T-Mobile Property”).  The East Coast Wings Property and the T-Mobile Property are both located on outparcels adjacent to the Ashley Plaza Property.  Prior to January 1, 2024, the Company included the East Coast Wings Property and the T-Mobile Property as part of the Ashley Plaza Property.

The Company also owns three undeveloped parcels which are currently being marketed for use as STNL properties including (i) an outparcel at its Lancer Center Property consisting of approximately 1.80 acres (the “Lancer Outparcel”), (ii) an outparcel at its Salisbury Marketplace Property consisting of approximately 1.20 acres (the “Salisbury Outparcel”) (the exact size of the Lancer Outparcel and Salisbury Outparcel will not be determined until a user is identified), and (iii) the Hanover Square Outparcel consisting of approximately 0.86 acres located adjacent to the Hanover Square Shopping Center Property, which the Company sold on March 13, 2024.

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

The Company was formed to acquire, reposition, renovate, lease and manage income-producing properties, with a primary focus, as of March 31, 2024, on commercial properties, including retail properties and flex-industrial properties in secondary and tertiary markets in the southeastern part of the United States, with an expected concentration in Virginia, North Carolina, South Carolina, Georgia, Florida and Alabama, and STNL assets with an expected national focus. The Company may also pursue, in an opportunistic manner, other real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, indirect investments in real property, such as those that may be obtained in a joint venture. While these types of investments are not intended to be a primary focus, the Company may make such investments at the discretion of the Company’s Board of Directors (the “Board”).

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

During November 2023, the Company committed to a plan to sell an asset group associated with the Hanover Square Shopping Center Property that included the land, site improvements, building, building improvements and tenant improvements. As a result, as of December 1, 2023, the Company reclassified these assets, and the related mortgage payable, net, for the Hanover Square Shopping Center Property as assets held for sale and liabilities associated with assets held for sale, respectively. Under ASC 360, depreciation of assets held for sale is discontinued, so no further depreciation or amortization was recorded subsequent to December 1, 2023.  The Company believed that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Hanover Square Shopping Center Property for any periods, including the three months ended March 31, 2024 and the year ended December 31, 2023, the periods during which the Hanover Square Shopping Center Property was classified as assets held for sale.  The Company sold the Hanover Square Shopping Center on March 13, 2024.

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

Details of the deferred costs, net of amortization, arising from the Company’s purchases of its retail center properties, flex center properties and STNL properties are as follows:

	March 31, 2024
	(unaudited)	December 31, 2023
Intangible Assets, net
Leasing commissions	$932,217	$912,040
Legal and marketing costs	97,889	104,791
Above market leases	91,472	106,907
Net leasehold asset	1,653,356	1,592,808
	$2,774,934	$2,716,546

Intangible Liabilities, net
Below market leases	$(1,885,210)	$(1,865,310)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the three months ended March 31, 2024 and 2023, respectively, were as follows:

	For the three months ended
	March 31,
	2024	2023
	(unaudited)	(unaudited)
Amortization of above market leases	$(15,434)	$(27,343)
Amortization of below market leases	79,856	100,361
	$64,422	$73,018

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the three months ended March 31, 2024 and 2023, respectively, were as follows:

	For the three months ended
	March 31,
	2024	2023
	(unaudited)	(unaudited)
Leasing commissions	$(46,507)	$(56,618)
Legal and marketing costs	(11,846)	(16,205)
Net leasehold asset	(113,662)	(172,044)
	$(172,015)	$(244,867)

As of March 31, 2024 and December 31, 2023, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $2,254,058 and $2,204,404, respectively. During the three months ended March 31, 2024 and 2023, the Company wrote off $122,360 and $273,252, respectively, in accumulated amortization related to fully amortized intangible assets, and $0 and $21,407, respectively, in accumulated amortization related to the write off of intangible assets related to the early terminated leases, discussed above.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the
	remaining nine
	months ending
	December 31,
	2024	2025	2026	2027	2028	2029-2041	Total
Intangible Assets
Leasing commissions	$129,836	$154,496	$116,510	$97,592	$76,167	$357,616	$932,217
Legal and marketing costs	25,593	24,456	13,842	8,599	5,886	19,513	97,889
Above market leases	25,416	21,292	15,629	14,543	10,114	4,478	91,472
Net leasehold asset	288,837	318,667	223,495	177,171	128,963	516,223	1,653,356
	$469,682	$518,911	$369,476	$297,905	$221,130	$897,830	$2,774,934

Intangible Liabilities
Below market leases, net	$(216,355)	$(227,108)	$(192,535)	$(175,625)	$(153,615)	$(919,972)	$(1,885,210)

Impairment

During the three months ended March 31, 2024 and 2023, the Company recorded a loss on impairment of $0 and $36,743, respectively, resulting from the events described below.

Investment Properties

The Company reviews its investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of an investment property when the estimated undiscounted cash flows plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as projected future operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the three months ended March 31, 2024 and 2023, that would result in the projected value of the Company’s investment properties being below their carrying value.

However, during the three months ended March 31, 2023, one tenant defaulted on its lease.  The Company determined that the carrying value of capitalized tenant improvements associated with this lease which were recorded as a component of investment properties on the Company’s condensed consolidated balance sheets should be written off, and the Company recorded a loss on impairment of $8,655 for the three months ended March 31, 2023.  This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2023. No such loss on impairment was recorded for the three months ended March 31, 2024.

Intangible Assets

The Company also reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually.  During the three months ended March 31, 2023, the Company determined that the carrying value of certain intangible assets associated with the lease on which the tenant defaulted should be written off and recorded a loss on impairment of $26,896.  This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2023.  No such amounts were recorded during the three months ended March 31, 2024.

Unbilled Rent

The Company also reviews the unbilled rent asset recorded on the Company’s condensed consolidated balance sheets for impairment to determine if any amounts may not be recoverable.  During the three months ended March 31, 2023, the Company recorded a loss on impairment of $1,192 related to previously recognized straight-line rent related to the defaulting tenant.  This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2023.  No such amounts were recorded during the three months ended March 31, 2024.

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three months ended March 31, 2024 and 2023, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. The Company’s credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions’ credit worthiness in conjunction with balances on deposit to minimize risk. As of March 31, 2024, the Company held two cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $2,592,582.  As of December 31, 2023, the Company held two cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $1,366,872.

Restricted cash represents (i) amounts held by the Company for tenant security deposits, (ii) escrow deposits held by lenders for real estate tax, insurance, and operating reserves, (iii) an escrow for the first year of dividends on the Company’s mandatorily redeemable preferred stock, and (iv) capital reserves held by lenders for investment property capital improvements.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of March 31, 2024 and December 31, 2023, the Company reported $247,983 and $260,898, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes and insurance premiums. As of March 31, 2024 and December 31, 2023, the Company reported $217,000 and $191,139, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions and tenant improvements. As of March 31, 2024 and December 31, 2023, the Company reported $1,034,051 and $1,122,965, respectively, in capital property reserves.

	March 31, 2024	December 31,
Property and Purpose of Reserve	(unaudited)	2023
Ashley Plaza Property - maintenance and leasing cost reserve	459,914	439,404
Brookfield Center Property – maintenance and leasing cost reserve	102,573	91,491
Franklin Square Property – leasing costs	471,564	441,360
Hanover Square Property – operating reserve	—	150,710
Total	$1,034,051	$1,122,965

Share Retirement

ASC 505-30-30-8 provides guidance on accounting for share retirement and establishes two alternative methods for accounting for the repurchase price paid in excess of par value.  The Company has elected the method by which the excess between par value and the repurchase price, including costs and fees, is recorded to additional paid in capital on the Company’s condensed consolidated balance sheets. The Company did not engage in any share repurchases or retirements during the three months ended March 31, 2024 and 2023.

Revenue Recognition

Retail, Flex Center and STNL Property Revenues

The Company recognizes minimum rents from its retail center properties, flex center properties and STNL properties on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the condensed consolidated balance sheets. As of March 31, 2024 and December 31, 2023, the Company reported $1,017,128 and $1,109,782, respectively, in unbilled rent.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, on the condensed consolidated statements of operations under the captions "Retail center property revenues”, “Flex center property revenues”, and “Single tenant net lease asset revenues”.  (See Recent Accounting Pronouncements, below.) This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives payments for these reimbursements from substantially all its tenants on a monthly basis throughout the year.

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final. Since these differences are determined annually under the leases and accrued as of December 31 in the year earned, no such revenues were recognized during the three months ended March 31, 2024 and 2023.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, any unrecovered intangibles and other assets are written off as a loss on impairment.  (See Impairment, above.)  The Company did not receive any lease termination fees during the three months ended March 31, 2024 and 2023.

Management Restructuring Expenses

On July 18, 2023, the Company and the Operating Partnership entered into the Termination Agreement with the Manager, William R. Elliott and Thomas E. Messier, which provided for the immediate termination of the Management Agreement and, among other things, aggregate payments of $1,602,717 in settlement of all amounts payable under the Management Agreement (consisting of a $1,250,000 termination fee and the $352,717 Deferred Acquisition Fee, as defined in Note 9, below).  For the year ended December 31, 2023, the Company recorded the termination fee and other expenses associated with the Special Committee’s exploration of strategic alternatives as management restructuring expenses on its consolidated statement of operations in accordance with ASC 420-10-S99.  Specifically, for the three months ended March 31, 2023, the Company recorded $241,450 in legal fees associated with the work of the Special Committee as management restructuring expenses.  No such expenses were recorded for the three months ended March 31, 2024.

Rent and other receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of March 31, 2024 and December 31, 2023, the Company’s allowance for uncollectible rent totaled $23,694 and $13,413, respectively, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables.  Management determined that no additional general reserve is considered necessary as of March 31, 2024 and December 31, 2023, respectively.

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

The first noncontrolling interest is in the Hanover Square Property (consisting of both the Hanover Square Shopping Center and the Hanover Square Outparcel) in which the Company owned an 84% tenancy in common interest through its subsidiary and an outside party owned a 16% tenancy in common interest, prior to the Hanover Square Transactions. Prior to the Hanover Square Transactions, the Hanover Square Property’s net income (loss) is allocated to the noncontrolling ownership interest based on its 16% ownership. During the three months ended March 31, 2024, 16% of the Hanover Square Property’s net income of $2,857,400 or $457,184 was allocated to the noncontrolling ownership interest. During the three months ended March 31, 2023, 16% of the Hanover Square Property’s net loss of $7,755 or $1,241 was allocated to the noncontrolling ownership interest.

The second noncontrolling interest is in the Parkway Property, in which the Company owns an 82% tenancy in common interest through its subsidiary and an outside party owns an 18% tenancy in common interest. The Parkway Property's net income (loss) is allocated to the noncontrolling ownership interest based on its 18% ownership. During the three months ended March 31, 2024, 18% of the Parkway Property's net income of $36,453 or $6,562 was allocated to the noncontrolling ownership interest.  During the three months ended March 31, 2023, 18% of the Parkway Property’s net loss of $46,482 or $8,367, was allocated to the noncontrolling ownership interest.

The third noncontrolling ownership interest consists of the common units of the Operating Partnership (the “Operating Partnership Units”) that are not held by the REIT.  In 2017, 15,625 Operating Partnership Units were issued in a 721 exchange, which allows the exchange of interests in real property for units in the operating partnership of a real estate investment trust. The members of a selling limited liability company invested $1,175,000 in the Operating Partnership in exchange for 15,625 Operating Partnership Units. Additionally, effective on January 1, 2020, 11,731 Operating Partnership Units were issued in exchange for approximately 3.45% of the noncontrolling owner’s tenant in common interest in the Hampton Inn Property, a property that was formerly owned by the Company. On August 31, 2020, a holder of Operating Partnership Units converted 665 Operating Partnership Units into shares of the Company’s common stock, $0.01 par value per share (“Common Shares”). On January 18, 2024, the Company issued 38,697 Operating Partnership Units to Francis P. Kavanaugh, representing a portion of his 2024 compensation.  On February 16, 2024, the Company redeemed for cash the 11,731 Operating Partnership Units that were issued to the Hampton Inn Property noncontrolling owner.  On March 27, 2024, the Company issued 417,391 Operating Partnership Units as consideration for the purchase of the Citibank Property. As of March 31, 2024 and December 31, 2023, there were 471,048 and 26,691 Operating Partnership Units outstanding, respectively, not held by the REIT. As of March 31, 2024 and December 31, 2023, respectively, 14,960 and 26,691 of the Operating Partnership Units not held by the REIT were convertible to Common Shares.  Outstanding Operating Partnership Units have been adjusted for the Reverse Stock Split (as defined below).  (See Note 7, below).

The Operating Partnership Units not held by the REIT represent 17.40% and 1.19% of the outstanding Operating Partnership Units as of the three months ended March 31, 2024 and 2023, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of Operating Partnership Units not owned by the Company by the total number of Operating Partnership Units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships Units are issued or as Operating Partnership Units are exchanged for the Company’s $0.01 par value per share Common Shares. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net loss is allocated to the noncontrolling Operating Partnership Unit holders based on their ownership interest.

During the three months ended March 31, 2024, a weighted average of 4.40% of the Operating Partnership’s net income of $2,538,177, or $111,757, was allocated to the noncontrolling Operating Partnership Unit holders.  During the three months ended March 31, 2023, a weighted average of 1.19% of the Operating Partnership’s net loss of $243,989, or $2,903, was allocated to the noncontrolling Operating Partnership Unit holders.

Reclassifications

Operating Segments

Effective January 1, 2024, the Company established STNL assets as a third operating segment.  The Ashley Plaza Property consists of three separate parcels including a parcel with the main shopping center building, the East Coast Wings Parcel and the T-Mobile Parcel.  Effective for the periods after January 1, 2024, the Company reports revenues from the East Coast Wings Parcel and the T-Mobile Parcel as STNL property revenues, and expenses associated with these two parcels as STNL property expenses.  For the periods prior to January 1, 2024, the Company has reclassified the revenues and expenses associated with these two parcels that were previously recorded as retail center property revenues and retail center property expenses as STNL property revenues and STNL property expenses, respectively.  Specifically, for the three months ended March 31, 2023, the Company reclassified $56,306 that was previously recorded as retail center property revenues to single tenant net lease revenues, and $7,728 that was previously recorded as retail center property expenses to single tenant net lease expenses.  These reclassifications had no impact on total revenues, total expenses or net income (loss).

Outstanding Shares

All per share amounts, Common Shares outstanding, Operating Partnership Units outstanding, and stock-based compensation amounts for all periods presented reflect our one-for-eight reverse stock split (the “Reverse Stock Split”), which was effective May 3, 2023. (See Completion of 1-for-8 Reverse Stock Split under Note 7, below.)

Recent Accounting Pronouncements

Upcoming Accounting Pronouncements

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280):  Improvements to Reportable Segment Disclosures.  The objective of ASU 2023-07 is to improve reportable segment disclosures by public companies, primarily by requiring enhanced disclosures about significant segment expenses.  Under the updates in this guidance, companies are required to disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss.  Additionally, a total for all other expenses that are not determined to be significant segment expenses must be separately presented for each reported measure of segment profit or loss for the corresponding reporting periods, and a description of the expenses included in that total must be provided in the disclosure.  The updated guidance also requires disclosure of the title and position of the chief operating decision maker and an explanation of how the company’s reported measure(s) of segment profit or loss are used in assessing segment performance and deciding how to allocate the company’s resources.  ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, which means that the Company will be required to include the enhanced disclosures beginning with its condensed consolidated financial statements for the year ending December 31, 2024.  The guidance must be applied retrospectively, and early adoption is permitted.  As discussed in Note 10 below, the Company has reportable segments for retail center properties, flex center properties and STNL properties, and it previously had a reportable segment for hotel properties.  The Company is currently evaluating the new disclosure requirements in ASU 2023-07 to determine the impact on its condensed consolidated financial statements.

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

The redemption date of the Company’s mandatorily redeemable preferred stock is February 19, 2025 (the “Redemption Date”).  The Company will require additional liquidity to fund the redemption.  The Company expects to be able to generate this liquidity from a number of sources, including cash on hand, forecasted future cash flows for the periods prior to the Redemption Date, and careful management of the Company’s capital expenditures during the periods prior to the Redemption Date.

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

3.      Investment Properties

Investment properties consist of the following:

	March 31, 2024	December 31,
	(unaudited)	2023
Land	$14,733,611	$13,720,502
Site improvements	3,335,269	3,797,755
Buildings and improvements (1)	59,459,305	58,183,070
Investment properties at cost (2)	77,528,185	75,701,327
Less accumulated depreciation	11,222,557	11,123,951
Investment properties, net	$66,305,628	$64,577,376

(1)	Includes tenant improvements (both those acquired as part of the acquisition of the properties and those constructed after the acquisition of the properties), tenant incentives, capitalized leasing commissions and other capital costs incurred post-acquisition.
(2)	Excludes intangible assets and liabilities (see Note 2, above, for a discussion of the Company’s accounting treatment of intangible assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $840,461 and $911,481 for the three months ended March 31, 2024 and 2023, respectively.

Capitalized Tenant Improvements

The Company carries three categories of capitalized tenant improvements on its condensed consolidated balance sheets, all of which are recorded under investment properties, net, on the Company’s condensed consolidated balance sheets. The first category is the allocation of acquisition costs to tenant improvements that is recorded on the Company’s condensed consolidated balance sheets as of the date of the Company’s acquisition of the investment property. The second category is tenant improvement costs incurred and paid by the Company subsequent to the acquisition of the investment property.  Both categories are recorded as a component of investment properties on the Company’s condensed consolidated balance sheets.  Depreciation expense on both categories is recorded on a straight-line basis as a component of depreciation expense on the Company’s condensed consolidated statement of operations.  The third category is tenant improvement costs incurred and paid by the Company subsequent to the acquisition of the investment property that are considered to be lease incentives under ASC 842.  Depreciation expense for lease incentives is recorded as a reduction of rental income on a straight-line basis over the term of the respective lease.

Details of these deferred costs, net of depreciation are as follows:

	March 31,
	2024	December 31,
	(unaudited)	2023
Capitalized tenant improvements – acquisition cost allocation, net	$2,416,009	$2,504,953
Capitalized tenant improvements incurred subsequent to acquisition, net	945,426	898,873

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $136,155 and $172,888 for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, the Company recorded $47,211 in tenant improvements arising from the acquisition of the Citibank Property.  No such additions were recorded during the three months ended March 31, 2023.  During the three months ended March 31, 2023, the Company wrote off capitalized tenant improvements of $8,656 associated with the tenant that abandoned its premises. No such write offs were recorded during the three months ended March 31, 2024.

During the three months ended March 31, 2024 and 2023, the Company recorded $110,630 and $377,265, respectively, in capitalized tenant improvements.  Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $64,077 and $32,265 for the three months ended March 31, 2024 and 2023, respectively. Depreciation of tenant improvements considered to be lease incentives and recorded as a reduction of rental income was $741 and $0 for the three months ended March 31, 2024 and 2023, respectively.

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

The Company generally records depreciation of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	March 31, 2024	December 31,
	(unaudited)	2023
Capitalized leasing commissions, net	$768,801	$759,677

During the three months ended March 31, 2024 and 2023, the Company recorded $54,963 and $90,637, respectively, in capitalized leasing commissions. Depreciation on capitalized leasing commissions was $45,839 and $31,930 for the three months ended March 31, 2024 and 2023, respectively.

Assets Held for Sale

The Company records properties as assets held for sale, and any associated mortgages payable, net, as mortgages payable, net, associated with assets held for sale, on the Company’s condensed consolidated balance sheets when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.

During November 2023, the Company committed to a plan to sell an asset group associated with the Hanover Square Shopping Center Property that includes the land associated with the Hanover Square Shopping Center (excluding the land associated with the Hanover Square Outparcel), site improvements, building, building improvements and tenant improvements. As a result, as of December 1, 2023, the Company reclassified these assets, and the related mortgage payable, net, for the Hanover Square Shopping Center Property as assets held for sale and liabilities associated with assets held for sale, respectively. Under ASC 360, depreciation of assets held for sale is discontinued, so no further depreciation or amortization was recorded subsequent to December 1, 2023.  The Company believed that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company has not recorded any impairment of assets held for sale related to the Hanover Square Shopping Center Property for any period subsequent to December 1, 2023.

As of March 31, 2024 and December 31, 2023, assets held for sale and liabilities associated with assets held for sale consisted of the following:

	March 31, 2024	December 31,
	(unaudited)	2023
Investment properties, net	$—	$9,707,154
Total assets held for sale	$—	$9,707,154

	March 31, 2024	December 31,
	(unaudited)	2023
Mortgages payable, net	$—	$9,588,888
Total liabilities associated with assets held for sale	$—	$9,588,888

Sale of Investment Property

On March 13, 2024, the Company sold the Hanover Square Shopping Center Property to an unrelated third party for a sale price of $13.0 million, less credits for repairs of $85,000, resulting in a gain on disposal of investment properties of $2,819,502 reported on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2024. The Company did not report any gain or loss on the disposal of investment properties for the three months ended March 31, 2023.

The Company reports properties that are either previously disposed of or currently held for sale in continuing operations in the Company’s condensed consolidated statements of operations if the disposition, or anticipated disposition, of the assets does not represent a shift in the Company’s investment strategy. The Company’s sale of the Hanover Square Shopping Center Property does not constitute a change in the Company’s investment strategy, which continues to include retail center properties as a targeted asset class.

Operating results of the Hanover Square Shopping Center Property, which are included in continuing operations, are as follows:

	For the three months ended
	March 31,
	2024	2023
	(unaudited)	(unaudited)
Revenue
Retail center property revenues	$307,325	$331,437
Total Revenue	307,325	331,437

Operating Expenses
Retail center property operating expenses	88,342	89,153
Depreciation and amortization	—	76,176
Total Operating Expenses	88,342	165,329
Gain on disposal of investment properties	2,819,502	—
Loss on extinguishment of debt	51,837	—
Operating Income	2,986,648	166,108
Interest expense	129,248	173,863
Net Income (Loss)	2,857,400	(7,755)
Less: Net income (loss) attributable to Hanover Square Property noncontrolling interests	457,184	(1,241)
Less: Net income (loss) attributable to Operating Partnership noncontrolling interests	105,610	(78)
Net Income (Loss) Attributable to Medalist Common Shareholders	$2,294,606	$(6,436)

2024 Property Acquisitions

Acquisition of 16% noncontrolling interest in the Hanover Square Outparcel

On March 25, 2024, the Company completed the acquisition of its tenant in common partner’s 16% ownership interest in the Hanover Square Outparcel through a wholly-owned subsidiary.  The purchase price for the 16% interest in the Hanover Square Outparcel was $98,411 paid in cash.  The Company’s total investment was $100,891.  The Company incurred $2,480 of closing costs which were capitalized and added to the tangible assets acquired.

Citibank Property

On March 28, 2024, the Company completed its acquisition of the Citibank Property, a 4,350 square foot single tenant building on 0.45 acres located in Chicago, Illinois, through a wholly-owned subsidiary, from RMP 3535 N. Central Ave., LLC.  The sole manager and member of RMP 3535 N. Central Ave., LLC is CWS BET Seattle, LP, a Delaware limited partnership, a company controlled and owned by Frank Kavanaugh, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors.  The Citibank Property, built in 1954 and subsequently renovated, was 100% leased to Citibank, NA.  The purchase price for the Citibank Property was $2,400,000 paid through the issuance of 417,391 operating partnership units at a price of $5.75 per operating partnership unit.  The Company’s total investment was $2,444,454.  The Company incurred $44,454 of closing costs which were capitalized and added to the tangible assets acquired.

	NCI Interest in
	Hanover Square		Citibank
	Outparcel		Property		Total
Fair value of assets acquired:
Investment property	$100,891	(a)	$2,298,373	(a)	$2,399,264
Lease intangibles	—		245,837	(b)	245,837
Below market leases	—		(99,756)	(b)	(99,756)
Fair value of net assets acquired	$100,891	(b)	$2,444,454	(c)	$2,545,345

Purchase consideration:
Consideration paid with cash	$100,891	(c)	$44,454	(d)	$145,345
Consideration paid with operating partnership units	—		2,400,000	(e)	2,400,000
Total consideration	$100,891	(d)	$2,444,454	(f)	$2,545,345

NCI Interest in Hanover Square Outparcel

a.	Represents the acquisition cost of the land acquired. Closing costs were allocated and added to the fair value of the tangible assets acquired.
b.	Represents the total acquisition cost of the land acquired at closing.
c.	Represents cash paid for closing costs.
d.	Represents the consideration paid for the acquisition cost of the assets acquired.

Citibank Property

a.	Represents the fair value of the investment property acquired which includes land, buildings, site improvements and tenant improvements. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing costs were allocated and added to the fair value of the tangible assets acquired.
b.	Represents the fair value of lease intangibles. Lease intangibles include leasing commissions, leases in place, below market leases and legal and marketing costs associated with replacing existing leases.
c.	Represents the total fair value of assets and liabilities acquired at closing.
d.	Represents cash paid for closing costs paid at closing or directly by the Company outside of closing.
e.	Represents issuance of 417,391 Operating Partnership Units at $5.75 per Operating Partnership Unit. See Note 7, below.
f.	Represents the consideration paid for the fair value of the assets and liabilities acquired.

4.Mandatorily Redeemable Preferred Stock

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

If outstanding on February 19, 2025, the mandatorily redeemable preferred stock must be redeemed by the Company, out of funds legally available therefor, on that date, the fifth anniversary of the date of issuance.  Beginning on February 19, 2022, the second anniversary of the issuance, the Company may redeem the outstanding mandatorily redeemable preferred stock for an amount equal to its aggregate liquidation preference, plus any accrued but unpaid dividends.  The holders of the mandatorily redeemable preferred stock may also require the Company to redeem the stock upon a change of control of the Company for an amount equal to its aggregate liquidation preference plus any accrued and unpaid dividends thereon.

The Company believes that it has a range of options available to fund the redemption of the mandatorily redeemable preferred stock including using a combination of cash on hand and cash generated from operations for the remaining nine months ended December 31, 2024.  In addition to these funding sources, the Company believes that it could generate cash to redeem the mandatorily redeemable preferred stock by issuing a new series of preferred stock or issuing other debt or equity instruments.  There is no assurance that the Company will be able to generate sufficient funding to fund the redemption of the mandatorily redeemable preferred stock.

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

For the following periods during which the mandatorily redeemable preferred stock has been outstanding, the Company has paid a cash dividend on the stock equal to 8% per annum, paid quarterly, as follows:

		Amount
Payment Date	Record Date	per share	For the period
April 27, 2020	April 24, 2020	$0.37	February 19, 2020 - April 27, 2020
July 24, 2020	July 22, 2020	0.50	April 28, 2020 - July 24, 2020
October 26, 2020	October 23, 2020	0.50	July 25, 2020 - October 26, 2020
February 1, 2021	January 29, 2021	0.50	October 27, 2020 - February 1, 2021
April 30, 2021	April 26, 2021	0.50	February 2, 2021 – April 30, 2021
July 26, 2021	July 12, 2021	0.50	May 1, 2021 - July 26, 2021
October 27, 2021	October 25, 2021	0.50	July 27, 2021 – October 26, 2021
January 20, 2022	January 13, 2022	0.50	October 27, 2021 – January 19, 2022
April 21, 2022	April 18, 2022	0.50	January 20, 2022 - April 20, 2022
July 21, 2022	July 18, 2022	0.50	April 21, 2022 - July 20, 2022
October 20, 2022	October 17, 2022	0.50	July 21, 2022 - October 19, 2022
January 27, 2023	January 24, 2023	0.50	October 20, 2022 - January 19, 2023
April 28, 2023	April 25, 2023	0.50	January 20, 2023 - April 20, 2023
November 1, 2023	October 30, 2023	0.50	April 21, 2023 - July 20, 2023
November 1, 2023	October 30, 2023	0.50	July 21, 2023 - October 20, 2023
February 6, 2024	February 2, 2024	0.50	October 21, 2023 - January 20, 2024
April 25, 2024	April 22, 2024	0.50	January 21, 2024 - April 21, 2024

As of March 31, 2024 and December 31, 2023, the Company recorded $70,004 and $70,004, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock. This amount is reported in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets.

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

Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $64,126 and $58,804 was included in interest expense for the three months ended March 31, 2024 and 2023, respectively, in the accompanying condensed consolidated statements of operations. Accumulated amortization of the discount and deferred financing costs was $896,819 and $832,693 as of March 31, 2024 and December 31, 2023, respectively.

5.      Loans Payable

Mortgages Payable

The Company’s mortgages payables, net consists of the following:

				March 31,
	Monthly	Interest		2024	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2023
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Ashley Plaza (b)	$52,795	3.75%	September 2029	10,651,510	10,708,557
Brookfield Center (c)	$22,876	3.90%	November 2029	4,547,770	4,571,410
Parkway Center (d)	$28,161	Variable	November 2031	4,856,285	4,870,403
Wells Fargo Mortgage Facility (e)	$103,438	4.50%	June 2027	17,832,561	17,939,276
Unamortized issuance costs, net				(543,106)	(566,873)
Total mortgages payable, net				$50,595,020	$50,772,773
(a)	The mortgage loan for the Franklin Square Property bears interest at a fixed rate of 3.808% and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage loan includes covenants for the Company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and for the Company to maintain liquid assets of no less than $1,000,000. As of March 31, 2024 and December 31, 2023, the Company believes that it is compliant with these covenants. The Company has guaranteed the payment and performance of the obligations of the mortgage loan.
(b)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months of its term. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. Effective on December 26, 2023, the Company assumed certain guaranty obligations under the Ashley Plaza Property mortgage loan related to the Guaranty Substitution (see below). These obligations include covenants for the Company to maintain a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property, and for the Company to maintain liquid assets of no less than $1,140,000. As of March 31, 2024 and December 31, 2023, the Company believes that it is compliant with these covenants.
(c)	The mortgage loan for the Brookfield Center Property bears interest at a fixed rate of 3.90% and was interest only for the first twelve months of the term. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. Effective on December 26, 2023, the Company assumed certain guaranty obligations under the Brookfield Center Property mortgage loan related to the Guaranty Substitution (see below). These obligations include covenants for the Company to maintain a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Center Property, and for the Company to maintain liquid assets of no less than $485,000. As of March 31, 2024 and December 31, 2023, the Company believes that it is compliant with these covenants.
(d)	The interest rate for the mortgage loan for the Parkway Property was originally based on ICE LIBOR plus 225 basis points, with a minimum rate of 2.25%. After the discontinuation of LIBOR on June 30, 2023, the ICE LIBOR index was replaced by Term SOFR, with an adjusted margin of 236.44 basis points. Under the terms of the mortgage, the interest rate payable each month shall not change by greater than 1% during any six-month period and 2% during any 12-month period. As of March 31, 2024 and December 31, 2023 the rate in effect for the Parkway Property mortgage was 7.05%. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule. The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis. As of March 31, 2024 and December 31, 2023, the Company believes that it is compliant with this covenant.
(e)	On June 13, 2022, the Company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property. The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule, is $103,438. The Company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a combined minimum debt yield of 9.5% on the Salisbury Marketplace Property, the Lancer Center Property and the Greenbrier Business Center Property, and the maintenance of liquid assets of not less than $1,500,000. As of March 31, 2024 and December 31, 2023, the Company believes that it is compliant with these covenants.

Guaranty Substitution

Pursuant to the terms of the Termination Agreement, during December 2023, the Company entered into consent agreements with lenders for the Ashley Plaza Property, Brookfield Property, Franklin Square Property and Parkway Property mortgages under which the Company replaced certain guaranty obligations of Messrs. Messier and Elliott.  Under these agreements, the Company assumed guaranties related to environmental waste and acts of fraud, among others, and consented to certain covenants (discussed above) to maintain minimum net worth and liquidity levels.  For the Franklin Square Property mortgage loan, the termination of the Management Agreement was considered an event of default.  Under the consent agreement for the Franklin Square Property mortgage loan, the lender agreed to waive the event of default in exchange for the payment of a $132,500 consent fee, and the Company’s agreement to fully guaranty the Franklin Square Property mortgage loan.  The $132,500 consent fee was recorded as part of the management restructuring fee on the condensed consolidated statement of operations for the year ended December 31, 2023.  No such expenses were recorded for the three months ended March 31, 2024 and 2023.

Mortgages payable, net, associated with assets held for sale

The Company’s mortgages payables, net, associated with assets held for sale, consists of the following:

				Balance
				March 31,
	Monthly	Interest		2024	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2023
Hanover Square (a)	$78,098	6.94%	December 2027	—	9,640,725
Unamortized issuance costs, net				—	(51,837)
Total mortgages payable, net, associated with assets held for sale				$—	$9,588,888

(a)	The mortgage loan for the Hanover Square Property bore interest at a fixed rate of 4.25% until January 1, 2023, when the interest rate adjusted to a fixed rate of 6.94%, which was determined by adding 3.00% to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25%. As a result of the interest rate change, as of February 1, 2023, the fixed monthly payment of $56,882 increased to $78,098 which included interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule. On March 13, 2024, the Company sold the Hanover Square Shopping Center Property and repaid the mortgage loan for the Hanover Square Property.

Loss on Extinguishment of Debt – Hanover Square Property Mortgage Payable

On March 13, 2024, the Company sold the Hanover Square Shopping Center Property and repaid the mortgage loan for the Hanover Square Property. The Company accounted for the repayment of the mortgage payable under debt extinguishment accounting in accordance with ASC 470. During the three months ended March 31, 2024, the Company recorded a loss on extinguishment of debt of $51,837 consisting of unamortized loan issuance costs. No such loss was recorded during the three months ended March 31, 2023.

Interest rate protection transaction

On October 28, 2021, the Company entered into an interest rate protection transaction to limit its exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property (the “Interest Rate Protection Transaction”).  Under this agreement, the Company’s interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%. Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR.  SOFR was 5.33% and

5.35% as of March 31, 2024 and December 31, 2023, respectively.  In accordance with the guidance on derivatives and hedging, the Company records all derivatives on the balance sheet at fair value under other assets. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of the Interest Rate Protection Transaction is valued by an independent, third-party consultant which uses observable inputs such as yield curves, volatilities and other current market data, all of which are considered Level 2 inputs. As of March 31, 2024 and December 31, 2023, the fair value of the Interest Rate Protection Transaction was $209,053 and $173,715, respectively, and is recorded under other assets on the Company’s balance sheets. The Company reports changes in the fair value of the derivative in other income on its condensed consolidated statements of operations.

For the period from September 1, 2022 through June 30, 2023, LIBOR, and for the period from July 1, 2023 through March 31, 2024, SOFR exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced the Company’s net interest expense. Payments to the Company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023.

Wells Fargo Line of Credit

On June 13, 2022, the Company, through its wholly-owned subsidiaries, entered into a loan agreement with Wells Fargo Bank for a $1,500,000 line of credit (the “Wells Fargo Line of Credit”).  On May 2, 2023, the Company and Wells Fargo Bank entered into the First Amendment to Revolving Line of Credit Note which extended the maturity date of the Wells Fargo Line of Credit to June 9, 2024.  As of March 31, 2024 and December 31, 2023 the Wells Fargo Line of Credit had an outstanding balance of $0 and $1,000,000, respectively.  Outstanding balances on the Wells Fargo Line of Credit will bear interest at a floating rate of 2.25% above daily SOFR.  As of March 31, 2024 and December 31, 2023, SOFR was 5.33% and 5.35%, respectively.  The Wells Fargo Line of Credit is secured by the Lancer Center Property, the Greenbrier Business Center Property and the Salisbury Marketplace Property, has a one-year term, is unconditionally guaranteed by the Company, and any outstanding balances are due on the June 9, 2024 maturity date.  The Company is currently in discussions with Wells Fargo to extend the maturity date of Wells Fargo Line of Credit, but there can be no assurance that it will be successful.

Interest expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the three months ended March 31, 2024
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$127,541	$7,093	$—	$—	$134,634
Hanover Square	129,248	—	—	—	129,248
Ashley Plaza	101,156	4,358	—	—	105,514
Brookfield Center	44,988	2,837	—	—	47,825
Parkway Center	85,675	2,757	(20,787)	—	67,645
Wells Fargo Mortgage Facility	203,598	6,722	—	—	210,320
Wells Fargo Line of Credit	—	—	—	15,144	15,144
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	64,126	—	100,000	164,126
Other interest	—	—	—	2,292	2,292
Total interest expense	$692,206	$87,893	$(20,787)	$117,436	$876,748

	For the three months ended March 31, 2023
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$126,140	7,093	$—	—	$133,233
Hanover Square	170,640	3,223	—	—	173,863
Ashley Plaza	102,133	4,357	—	—	106,490
Brookfield Center	45,391	2,838	—	—	48,229
Parkway Center	47,257	2,757	(19,342)	—	30,672
Wells Fargo Mortgage Facility	206,039	6,722	—	—	212,761
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	58,804	—	100,000	158,804
Total interest expense	$697,600	$85,794	$(19,342)	$100,000	$864,052

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of March 31, 2024
	(unaudited)			As of December 31, 2023
			Accumulated			Accumulated
			amortization of			amortization
	Accrued		capitalized	Accrued		of capitalized
	interest		issuance costs	interest		issuance costs
Franklin Square	$43,448		$66,201	$43,448		$59,108
Hanover Square	—		—	55,755		71,696
Ashley Plaza	34,396		79,897	34,580		75,539
Brookfield Center	—		51,081	—		48,244
Parkway Center	28,531		26,647	28,614		23,890
Wells Fargo Mortgage Facility	—		47,053	—		40,331
Amortization and accrued preferred stock dividends on mandatorily redeemable preferred stock	70,004	(1)	896,819	70,004	(1)	832,693
Total	$176,379		$1,167,698	$232,401		$1,151,501
(1)	Recorded as accrued interest under accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of March 31, 2024 are as follows:

Mortgages Payable
For the remaining nine months ending December 31, 2024	$612,808
2025	1,091,730
2026	1,139,886
2027	17,280,528
2028	721,207
Thereafter	30,291,967
Total principal payments and debt maturities	51,138,126
Less unamortized issuance costs	(543,106)
Net principal payments and debt maturities	$50,595,020

6.      Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of March 31, 2024 are as follows:

For the remaining nine months ending December 31, 2024	$5,424,102
2025	6,656,905
2026	4,913,650
2027	3,981,719
2028	3,238,444
Thereafter	7,136,356
Total minimum rents	$31,351,176

7.      Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 Common Shares, and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned an 82.60% and 98.81% interest in the Operating Partnership as of March 31, 2024 and December 31, 2023, respectively.  Limited partners in the Operating Partnership who have held their Operating Partnership Units for one year or longer have the right to redeem their common Operating Partnership Units for cash or, at the REIT’s option, Common Shares at a ratio of one Operating Partnership Unit for one common share. Under the Agreement of Limited Partnership, distributions to Operating Partnership Unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per Operating Partnership Unit as dividends per share are paid to the REIT’s holders of Common Shares.

Completion of 1-for-8 Reverse Stock Split

On May 3, 2023, the Company completed a reverse stock split of its Common Shares, and a corresponding adjustment to the outstanding common Operating Partnership Units of the Operating Partnership, at a ratio of 1-for-8 (the “Reverse Stock Split”). The Reverse Stock Split automatically converted every eight Common Shares then outstanding into one Common Share.

Shelf Registration

On June 21, 2021, the Company filed a shelf registration statement on Form S-3 with the SEC. The Company incurred $84,926 in legal costs, filing fees and other costs associated with this shelf registration statement which are recorded as offering costs as part of stockholders' equity on the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively.

Common Shares and Operating Partnership Units Outstanding

As of March 31, 2024 and December 31, 2023, there were 2,707,679 and 2,245,501 Operating Partnership Units outstanding, respectively, with the REIT owning 2,236,631 and 2,218,810 of these Operating Partnership Units, respectively. As of March 31, 2024 and December 31, 2023, the remaining 471,048 and 26,691 Operating Partnership Units, respectively, are held by noncontrolling, limited partners.  As of March 31, 2024 and December 31, 2023, respectively, there were 2,236,631 and 2,218,810 Common Shares of the REIT outstanding, respectively. As of March 31, 2024 and December 31, 2023, there were 14,960 Operating Partnership Units and 26,691 Operating Partnership Units, respectively, held by noncontrolling, limited partners that were eligible for conversion to Common Shares.

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

On January 18, 2024, the Compensation Committee approved a grant of 15,275 Common Shares to the Company’s five independent directors, a grant of 2,546 Common Shares to a consultant of the Company and a grant of 38,697 Operating Partnership Units to the Company’s President and CEO, under the Equity Incentive Plan. The effective date of the grants was January 18, 2024. The Common Shares granted vested immediately and are unrestricted.  The Operating Partnership Units granted vested immediately but are not convertible to Common Shares until January 18, 2025.  However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares and Operating Partnership Units vested immediately, the fair value of the grants, or $277,500, was recorded to share based compensation expense on the Company’s condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

On each January 1 during the term of the Equity Incentive Plan, the maximum number of Common Shares that may be issued under the Equity Incentive Plan will increase by eight percent (8%) of any additional Common Shares or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of Common Shares, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of any adjustment subsequent to January 1, 2020. During the year ended December 31, 2023, no shares were issued under the Equity Incentive Plan so no adjustment was made as of January 1, 2024, and the shares available for issuance under the Equity Incentive Plan remained at 61,413 shares.  As of March 31, 2024, there are 4,895 shares available for issuance under the Equity Incentive Plan.

Earnings Per Share

Basic earnings per share for the Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common shareholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of March 31, 2024 and 2023, respectively, 14,960 and 26,691 Operating Partnership Units held by noncontrolling, limited partners were eligible to be converted, on a one-to-one basis, into Common Shares. For the three months ended March 31, 2023, the Operating Partnership Units and the equivalent Common Shares attributable to the conversion of the Operating Partnership Units have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.  However, for the three months ended March 31, 2024, the Operating Partnership Units and the equivalent Common Shares attributable to the conversion of the Operating Partnership Units have been included in the diluted earnings per share calculation.

The Company's earnings (loss) per common share is determined as follows:

	Three months ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Basic and diluted shares outstanding
Weighted average Common Shares – basic	2,233,182	2,219,803
Effect of conversion of Operating Partnership Units	14,960	26,691
Weighted average Common Shares – diluted	2,248,142	2,246,494

Calculation of earnings per share – basic and diluted
Net loss attributable to common shareholders		$(1,221,295)
Weighted average Common Shares – basic and diluted		2,219,803
Loss per share – basic and diluted		$(0.55)

Calculation of earnings per share – basic
Net income attributable to common shareholders	$1,357,398
Weighted average Common Shares – basic	2,233,182
Earnings per share – basic	$0.61

Calculation of earnings per share – diluted
Net income attributable to common shareholders	$1,357,398
Weighted average Common Shares – diluted	2,248,142
Earnings per share – diluted	$0.60

Dividends and Distributions

During the three months ended March 31, 2024, dividends in the amount of $0.01 per share were paid on February 6, 2024, to stockholders of record on February 2, 2024.  During the three months ended March 31, 2023, dividends in the amount of $0.08 per share were paid on January 27, 2023, to shareholders of record on January 24, 2023.  Total dividends and distributions to noncontrolling interests paid during three months ended March 31, 2024 and 2023, respectively, are as follows:

	Three months ended March 31,
	2024	2023
	(unaudited)	(unaudited)
Common shareholders (dividends)	$22,341	$176,810
Hanover Square Property noncontrolling interest (distributions)	479,856	—
Parkway Property noncontrolling interest (distributions)	8,100	—
Operating Partnership Unit holders (distributions)	653	2,135
Total dividends and distributions	$510,950	$178,945

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in South Carolina, North Carolina and Virginia, which represented approximately 99% of the total annualized base revenues of the properties in its portfolio as of March 31, 2024. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

As of March 31, 2024 and December 31, 2023, all of the Company’s long-term debt either bore interest at fixed rates or was capped to a fixed rate. The Company’s debt obligations are more fully described in Note 5, Loans Payable, above.

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

9.     Related Party Transactions

Citibank Property Acquisition

On March 28, 2024, the Company acquired the Citibank Property (see Note 3, above) from RMP 3535 N. Central Ave., LLC.  The sole manager and member of RMP 3535 N. Central Ave., LLC is CWS BET Seattle, LP, a Delaware limited partnership, a company controlled and owned by Frank Kavanaugh, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors.  Pursuant to the Company’s Related Person Transaction Policy, the terms of the acquisition were determined to be those that would normally be agreed upon in an arms-length transaction.

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

10.      Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. For the three months ended March 31, 2024 and 2023, respectively, the Company had the following reportable segments:  retail center properties, flex center properties and STNL properties. During the periods presented, there have been no material intersegment transactions.

Although the Company’s flex center properties have tenants that are similar to tenants in its retail center properties, the Company considers its flex center properties as a separate reportable segment. Flex properties are considered by the real estate industry as a distinct subset of the industrial market segment. Flex properties contain a mix of industrial/warehouse and office spaces. Warehouse space that is not air conditioned can be used flexibly by building office or showroom space that is air conditioned, depending on tenants’ needs.  Further, although the Company’s STNL properties have tenants that are similar to tenants in its retail center properties, the Company considers its STNL properties as a separate reportable segment.  STNL properties are also considered by the real estate industry as a separate asset class.

Net operating income (“NOI”) is a non-GAAP financial measure and is not considered a measure of operating results or cash flows from operations under GAAP. NOI is the primary performance measure reviewed by management to assess operating performance of properties and is calculated by deducting operating expenses from operating revenues. Operating revenues include rental income, tenant reimbursements, and other property income; and operating expenses include operating expenses. The NOI performance metric consists of only revenues and expenses directly related to real estate rental operations. NOI reflects property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. NOI, as the Company calculates it, may not be directly comparable to similarly titled, but differently calculated, measures for other REITs.

Asset information and capital expenditures by segment are not reported because the Company does not use these measures to assess performance. Depreciation and amortization expense, along with other expense items, are not allocated among segments.

The following table presents property operating revenues, expenses and NOI by product type:

The following table presents property operating revenues, expenses and NOI by product type:
	For the three months ended March 31,
	Retail center properties		Flex center properties		STNL properties		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Revenues	$1,849,617	$1,835,373	$664,067	$569,297	$57,955	$56,306	$2,571,639	$2,460,976
Operating expenses	428,259	512,887	144,673	176,737	7,708	7,728	580,640	697,352
Bad debt expense	—	125	14,056	26,997	—	—	14,056	27,122
Net operating income	$1,421,358	$1,322,361	$505,338	$365,563	$50,247	$48,578	$1,976,943	$1,736,502

11.      Subsequent Events

As of May 9, 2024, the following events have occurred subsequent to the March 31, 2024 effective date of the condensed consolidated financial statements:

Common Stock Dividend

On April 25, 2024, a dividend in the amount of $0.02 per share was paid to common stockholders and Operating Partnership Unit holders of record on April 22, 2024.

Mandatorily Redeemable Preferred Stock Dividend

On April 25, 2024, a dividend in the amount of $0.50 per share was paid to mandatorily redeemable preferred stockholders of record on April 22, 2024 for the period from January 21, 2024 through April 21, 2024.

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

Our company was formed to acquire, reposition, renovate, lease and manage income-producing properties.  Our primary focus is on commercial properties, including retail properties and flex-industrial properties in secondary and tertiary markets in the southeastern part of the United States, with an expected concentration in Virginia, North Carolina, South Carolina, Georgia, Florida and Alabama, and STNL assets with an expected national focus. We may also pursue, in an opportunistic manner, other real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, and indirect investments in real property, such as those that may be obtained in a joint venture. While these types of investments are not intended to be a primary focus, we may make such investments in our discretion.

As of March 31, 2024, our company owns four retail center properties consisting of (i) the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), (ii) the Ashley Plaza Shopping Center, a 156,012 square foot retail property located in Goldsboro, North Carolina (the “Ashley Plaza Property”), (iii) the Lancer Center, a 181,590 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), and (iv) the Salisbury Marketplace Shopping Center, a 79,732 square foot retail property located in Salisbury, North Carolina (the “Salisbury Marketplace Property”).  On March 13, 2024, our company, and its tenant in common partner, sold the Shops at Hanover Square North, a 73,440 square foot retail property located in Mechanicsville, Virginia (the “Hanover Square Shopping Center Property”). Our company owned 84% of the Hanover Square Shopping Center Property as a tenant in common with a noncontrolling owner which owned the remaining 16% interest.  Our company and its tenant in common partner retained ownership of the 0.864 acre outparcel (the “Hanover Square Outparcel”).  On March 25, 2024, our company purchased its tenant in common partner’s 16% interest in the Hanover Square Outparcel (see Note 3 of the accompanying notes to the condensed consolidated financial statements).

Our company owns three flex warehouse properties consisting of (i) Brookfield Center, a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina (the “Brookfield Center Property”), (ii) the Greenbrier Business Center, an 89,280 square foot mixed-use industrial/office property located in Chesapeake, Virginia (the “Greenbrier Business Center Property”), and (iii) the Parkway Property, a 64,109 square foot mixed-use industrial office property located in Virginia Beach, Virginia (the “Parkway Property”), in which our company owns an 82% tenant in common interest with a noncontrolling owner which owns the remaining 18% interest.

Our company owns three STNL properties consisting of (i) the Citibank Property, a 4,350 square foot single tenant building on 0.45 acres located in Chicago, Illinois, (ii) the East Coast Wings building, a 5,000 square foot single tenant building on approximately 0.89 acres located in Goldsboro, North Carolina (the “East Coast Wings Property”), and (iii) the T-Mobile building, a 3,000 square foot single tenant building on approximately 0.78 acres located in Goldsboro, North Carolina (the “T-Mobile Property”).  The East Coast Wings Property and the T-Mobile Property are both located on outparcels adjacent to our company’s Ashley Plaza Property.  Prior to January 1, 2024, our company included the East Coast Wings Property and the T-Mobile Property as part of the Ashley Plaza Property.

Our company also owns three undeveloped parcels which are currently being marketed for use as STNL properties including (i) an outparcel at its Lancer Center Property consisting of approximately 1.8 acres (the “Lancer Outparcel”), (ii) an outparcel at its Salisbury Marketplace Property consisting of approximately 1.2 acres (the “Salisbury Outparcel”) (the exact size of the Lancer Outparcel and Salisbury Outparcel will not be determined until a user is identified), and (iii) the Hanover Square Outparcel consisting of 0.864 acres located adjacent to the Hanover Square Shopping Center.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have investments. As of March 31, 2024 our reportable segments were retail center properties, flex center properties and STNL properties.

Recent Trends and Activities

Sale of the Hanover Square Shopping Center Property

On March 13, 2024, our company sold the Hanover Square Shopping Center Property to an unrelated third party for a sale price of $13.0 million, less credits for repairs of $85,000, resulting in a gain on disposal of investment properties of $2,819,502 reported on our Company’s condensed consolidated statement of operations for the three months ended March 31, 2024. Our company did not report any gain or loss on the disposal of investment properties for the three months ended March 31, 2023.

Acquisition of the 16% Noncontrolling Interest in the Hanover Square Outparcel

On March 25, 2024, our company completed the acquisition of its tenant in common partner’s 16% ownership interest in the Hanover Square Outparcel through a wholly-owned subsidiary.  The purchase price for the 16% interest in the Hanover Square Outparcel was $98,411 paid in cash.  Our company’s total investment was $100,891.  Our company incurred $2,480 of closing costs which were capitalized and added to the tangible assets acquired.

Acquisition of the Citibank Property

On March 28, 2024, our company completed its acquisition of the Citibank Property, a 4,350 square foot single tenant building on 0.45 acres located in Chicago, Illinois, through a wholly-owned subsidiary.  The Citibank Property, built in 1954 and subsequently renovated, was 100% leased to Citibank, NA.  The purchase price for the Citibank Property was $2,400,000 paid through the issuance of 417,391 Operating Partnership Units at a price of $5.75 per Operating Partnership Unit.  Our company’s total investment was $2,444,454.  Our company incurred $44,454 of closing costs which were capitalized and added to the tangible assets acquired.

Wells Fargo Line of Credit

On June 13, 2022, our company, through its wholly-owned subsidiaries, entered into a loan agreement with Wells Fargo Bank for a $1,500,000 line of credit (the “Wells Fargo Line of Credit”).  As of March 31, 2024 and 2023, the Wells Fargo Line of Credit had an outstanding balance of $1,000,000 and $0, respectively.  Outstanding balances on the Wells Fargo Line of Credit will bear interest at a floating rate of 2.25% above daily SOFR.  As of March 31, 2024 and 2023, SOFR was 5.35% and 4.3%, respectively. The Wells Fargo Line of Credit has a one-year, renewable term, is unconditionally guaranteed by our company, and any outstanding balances are secured by the Lancer Center Property, the Greenbrier Business Center Property and the Salisbury Marketplace Property.   On May 2, 2023, our company and Wells Fargo Bank entered into the First Amendment to Revolving Line of Credit Note which extended the maturity date of the Wells Fargo Line of Credit to June 9, 2024.  Our company is currently in discussions with Wells Fargo to extend the maturity date of the Wells Fargo Line of Credit, but there can be no assurance that we will be successful.  We plan to continue to use the Wells Fargo Line of Credit for general working capital needs and to help fund future acquisitions.

Common stock grants under the 2018 Equity Incentive Plan

On January 18, 2024, the Compensation Committee approved a grant of 15,275 Common Shares to our company’s five independent directors, a grant of 2,546 Common Shares to a consultant of our company and a grant of 38,697 Operating Partnership Units to our company’s President and CEO, under the Equity Incentive Plan. The effective date of the grants was January 18, 2024. The Common Shares granted vested immediately and are unrestricted.  The Operating Partnership Units granted vest immediately but are not convertible to Common Shares until January 18, 2025.  However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares and Operating Partnership Units vested immediately, the fair value of the grants, or $277,500, was recorded to share based compensation expense on our company’s condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of our company’s Common Shares on the effective date of the grant.

Financing Activities

Mortgages payable

Our company financed its acquisitions of its investment properties through mortgages, as follows:

				Balance
				March 31,
	Monthly	Interest		2024	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2023
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Ashley Plaza (b)	$52,795	3.75%	September 2029	10,651,510	10,708,557
Brookfield Center (c)	$22,876	3.90%	November 2029	4,547,770	4,571,410
Parkway Center (d)	$28,161	Variable	November 2031	4,856,285	4,870,403
Wells Fargo Mortgage Facility (e)	$103,438	4.50%	June 2027	17,832,561	17,939,276
Total mortgages payable				$51,138,126	$51,339,646

Amounts presented do not reflect unamortized loan issuance costs.

(a)	The mortgage loan for the Franklin Square Property in the principal amount of $13,250,000 has a ten-year term and matures on December 6, 2031. The mortgage loan bears interest at a fixed rate of 3.808% and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage includes covenants for our company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and to maintain liquid assets of no less than $1,000,000. As of March 31, 2024 and December 31, 2023, respectively, our company believes that we are compliant with these covenants. Our company has guaranteed the payment and performance of the obligations of the mortgage loan.
(b)

The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.  Effective on December 26, 2023, our company assumed certain guaranty obligations under the Ashley Plaza Property mortgage loan related to the Guaranty Substitution (see below).  These obligations include covenants for our company to maintain a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property and for our company to maintain liquid assets of no less than $1,100,000. As of March 31, 2024 and December 31, 2023, respectively, our company believes that we are compliant with these covenants.

(c)

The mortgage loan for the Brookfield Center Property bears interest at a fixed rate of 3.90% and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.  Effective on December 26, 2023, our company assumed certain guaranty obligations under the Brookfield Center Property mortgage loan related to the Guaranty Substitution (see below).  These obligations include covenants for our company to maintain a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Center Property and for our company to maintain liquid assets of no less than $485,000. As of March 31, 2024 and December 31, 2023, respectively, our company believes that we are compliant with these covenants.

(d)

The interest rate for the mortgage loan for the Parkway Property was originally based on ICE LIBOR plus 225 basis points, with a minimum rate of 2.25%.  After the discontinuation of LIBOR on June 30, 2023, the ICE LIBOR index was replaced by Term SOFR, with an adjusted margin of 236.44 basis points.  Under the terms of the mortgage, the interest rate payable each month may not change by greater than 1% during any six-month period and 2% during any 12-month period.  As of March 31, 2024 and December 31, 2023 the rate in effect for the Parkway Property mortgage was 7.05%.  The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule.  The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis.  As of March 31, 2024 and December 31, 2023, respectively, our company believes that we are compliant with this covenant.

On October 28, 2021, our company entered into the Interest Rate Protection Transaction to limit our exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property. Under this agreement, our interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%.  Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR.  For the period from September 1, 2022 through March 31, 2024, the applicable index (LIBOR or SOFR), exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced our company’s net interest expense.  Payments to our company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on our company’s condensed consolidated statements of operations for the years ended three months ended March 31, 2024 and 2023, respectively.

(e)

On June 13, 2022, our company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500.  The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property.  The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term.  The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five -year amortization schedule, is $103,438.  Our company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility.  The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis and a minimum debt yield of 9.5% on the Salisbury Marketplace Property, the Lancer Center Property and the Greenbrier Business Center Property, and to maintain liquid assets of not less than $1,500,000.  As of March 31, 2024 and December 31, 2023, respectively, our company believes that we are compliant with these covenants.

Our company financed its acquisitions of its assets held for sale through mortgages, which as of December 31, 2023 were recorded as mortgages payable, net, associated with assets held for sale, on our condensed consolidated balance sheets.  Our company sold the Hanover Square Shopping Center Property on March 13, 2024 and repaid the mortgage payable.

	Monthly	Interest		March 31, 2024	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2023
Hanover Square (a)	$78,098	6.94%	December 2027	$—	$9,640,725
Total mortgages payable associated with assets held for sale				$—	$9,640,725

Amounts presented do not reflect unamortized loan issuance costs.

(a)	The mortgage loan for the Hanover Square Property bore interest at a fixed rate of 4.25% until January 1, 2023, when the interest rate adjusted to a fixed rate of 6.94%, which was determined by adding 3.00% to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25%. As a result of the interest rate change, as of February 1, 2023, the fixed monthly payment of $56,882 increased to $78,098 which includes interest at the fixed rate, and principal, based on a twenty-five -year amortization schedule. On March 13, 2024, our company sold the Hanover Square Shopping Center Property and repaid the mortgage loan for the Hanover Square Property.

Off-Balance Sheet Arrangements

As of March 31, 2024 and December 31, 2023, we have no off-balance sheet arrangements.

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

Revenue Recognition

Principal components of our total revenues for our retail center properties, flex center properties and STNL revenues include base rents and tenant reimbursements. We accrue minimum (base) rent on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. Certain lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent) which we recognize when the tenants achieve the specified targets as defined in their lease agreements. We periodically review the valuation of the asset/liability resulting from the straight-line accounting treatment of our leases in light of any changes in lease terms, financial condition or other factors concerning our tenants.

Rents and Other Tenant Receivables

For our retail center properties, flex center properties and STNL properties, we record a tenant receivable for amounts due from tenants such as base rents, tenant reimbursements and other charges allowed under the lease terms. We periodically review tenant receivables for collectability and determine the need for an allowance for the uncollectible portion of accrued rents and other accounts receivable based upon customer creditworthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels and current economic trends. We consider a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other actions per the lease.

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

Upon the adoption of ASC No. 842, our company has elected the practical expedient permitting lessors to elect by class of underlying asset to not separate non-lease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC No. 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. Our company assessed the criteria above with respect to our operating leases and determined that they qualify for the non-separation practical expedient. As a result, we have accounted for and presented the revenues from these leases, including tenant reimbursements, as a single line item on our condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023.

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

The redemption date of our company’s mandatorily redeemable preferred stock is February 19, 2025 (the “Redemption Date”).  Our company will require additional liquidity to fund the redemption.  Our company expects to be able to generate this liquidity from a number of sources, including cash on hand, forecasted future cash flows for the periods prior to the Redemption Date, and careful management of our company’s capital expenditures during the periods prior to the Redemption Date.

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

Cash Flows

At March 31, 2024, our consolidated cash and restricted cash on hand totaled $5,136,434 compared to consolidated cash on hand of $3,809,605 at December 31, 2023. Cash from operating activities, investing activities and financing activities for the three months ended March 31, 2024 are as follows:

Operating Activities

During the three months ended March 31, 2024, our cash provided by operating activities was $492,441 compared to cash provided by operating activities of $450,724 for the three months ended March 31, 2023, an increase in cash provided by operating activities of $41,717.

Cash flows from operating activities has two components. The first component consists of net operating loss adjusted for non-cash operating activities. During the three months ended March 31, 2024, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $493,480.  During the three months ended March 31, 2023, operating activities adjusted for non-cash items resulted in net cash used in operating activities of $817.  The increase of $494,297 in cash flows from operating activities for the three months ended March 31, 2024 was a result of improved net operating income from our investment properties and reduced management restructuring expenses of $241,450.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations.  During the three months ended March 31, 2024, net changes in asset and liability accounts resulted in $1,039 in cash used by operations. During the three months ended March 31, 2023, net changes in asset and liability accounts resulted in $451,541 in cash provided by operations. This increase of $452,580 in cash used in operations resulting from changes in assets and liabilities is a result of decreased changes in accounts payable and accrued liabilities of $412,935, decreased changes in other assets of $47,431, and decreased changes in rent and other receivables, net, of $39,244, offset by decreased changes in unbilled rent of $47,030.

The net of (i) the $493,480 increase in cash provided by operations from the first category and (ii) the $1,039 cash used by operations from the second category results in a total increase of cash provided in operations of $492,441 for the three months ended March 31, 2024.

Investing Activities

During the three months ended March 31, 2024, our cash provided by investing activities was $2,738,142, compared to cash used in investing activities of $647,690 during the three months ended March 31, 2023, an increase in cash provided by investing activities of $3,385,832.

During the three months ended March 31, 2024, cash provided by investing activities consisted of $3,110,149 in cash received from the disposal of investment properties, offset by $145,345 in investment property acquisitions, including $100,891 in cash paid for the acquisition of the noncontrolling owner’s 16% interest in the Hanover Square Outparcel and $44,454 paid in cash for closing costs related to the Citibank Property acquisition, and $226,662 in capitalized expenditures, including $29,124 in building improvements, $2,300 in site improvements, $54,963 in leasing commissions and $140,275 in tenant improvements.  During the three months ended March 31, 2023, cash used in investing activities consisted of $647,690 in capitalized expenditures, including $168,464 in building improvements, $11,323 in site improvements, $90,638 in capitalized leasing commissions, and $377,265 in capitalized tenant improvements.

The non-cash investing activity for the three months ended March 31, 2024 that did not affect our cash provided by investing activities, was the issuance of $2,400,000 in Operating Partnership Units for the acquisition of the Citibank Property.  There were no non-cash investing activities for the three months ended March 31, 2023.

Financing Activities

During the three months ended March 31, 2024, our cash used by financing activities was $1,903,754 compared to cash used by financing activities of $480,522 during the three months ended March 31, 2023, an increase in cash used by financing activities of $1,423,232.  During the three months ended March 31, 2024, our cash used by financing activities consisted of $1,000,000 to repay the line of credit, short term, $331,215 in principal payments for our company’s mortgages, $510,950 in dividends and distributions and $61,589 for the Operating Partnership Unit redemption.  During the three months ended March 31, 2023, cash used in financing activities consisted of $301,577 for mortgage debt principal payments and $178,945 for dividends and distributions.

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

The primary, non-operating liquidity needs of our company are $5,000,000 to redeem our mandatorily redeemable preferred stock in February, 2025, $54,154 to pay the dividends and distributions to our common stockholders and Operating Partnership Unit holders, $100,000 to pay the dividends to holders of our mandatorily redeemable preferred stock that were declared on April 8, 2024 and payable on April 25, 2024 to holders of record on April 22, 2024, and $612,808 in principal payments due on our mortgages payable during the remaining nine months ending December 31, 2024.  In addition to liquidity required to fund these dividends and principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. Our company plans to pay these obligations through a combination of cash on hand, potential dispositions and operating cash.

To meet these future liquidity needs, our company has the following resources:

•	$3,637,400 in unrestricted cash as of March 31, 2024;
●	$1,499,034 held in lender reserves for the purposes of tenant improvements, leasing commissions, real estate taxes and insurance premiums;
•	Our company’s $1,500,000 line of credit with Wells Fargo Bank, which has an available balance of $1,500,000 as of March 31, 2024, and which matures on June 9, 2024; and

•	Cash generated from operations during the remaining nine months ending December 31, 2024, if any.

Results of Operations

Three months ended March 31, 2024

Revenues

Total revenue was $2,571,639 for the three months ended March 31, 2024, consisting of $1,849,617 in revenues from retail center properties, $664,067 from flex center properties and $57,955 from STNL properties. Total revenues for the three months ended March 31, 2024 increased by $110,663 over the three months ended March 31, 2023, resulting from new leasing activity in our retail center and flex center properties, and the acquisition of the Citibank Property.

	For the three months ended
	March 31,		Increase /
	2024	2023	(Decrease)
Revenues
Retail center properties	$1,849,617	$1,835,373	$14,244
Flex center properties	664,067	569,297	94,770
Single tenant net lease properties	57,955	56,306	1,649
Total Revenues	$2,571,639	$2,460,976	$110,663

Revenues from retail center properties were $1,849,617 for the three months ended March 31, 2024, an increase of $14,244 over retail center property revenues for the three months ended March 31, 2023.  Increased revenues of $33,262 from the Franklin Square Property and $22,385 from the Lancer Center Property due to new leasing activity, were offset by reduced revenues of $3,950 from the Ashley Plaza Property, and $13,341 from the Salisbury Marketplace Property, due to reduced occupancy, and reduced revenues of $24,112 due to the sale of the Hanover Square Property on March 13, 2024.

	For the three months ended
	March 31,		Increase /
	2024	2023	(Decrease)
Retail Center Properties
Franklin Square Property	$617,136	$583,874	$33,262
Hanover Square Property	307,325	331,437	(24,112)
Ashley Plaza Property	371,593	375,543	(3,950)
Lancer Center Property	327,170	304,785	22,385
Salisbury Property	226,393	239,734	(13,341)
	$1,849,617	$1,835,373	$14,244

Revenues from the flex center properties were $664,067 for the three months ended March 31, 2024, an increase of $94,770 over revenues from flex center properties for the three months ended March 31, 2023 due increased revenues from the Parkway Property of $17,423 and the Greenbrier Business Center Property of $70,080, both due to new leasing activity, and the Brookfield Center Property of $7,267.

	For the three months ended
	March 31,		Increase /
	2024	2023	(Decrease)
Flex Center Properties
Brookfield Center Property	$214,378	$207,111	$7,267
Greenbrier Business Center Property	250,326	180,246	70,080
Parkway Center Property	199,363	181,940	17,423
	$664,067	$569,297	$94,770

Revenues from STNL properties were $57,955 for the three months ended March 31, 2024, an increase of $1,649 from revenues from STNL properties for the three months ended March 31, 2023, due to a lease escalation for the T-Mobile Property and the acquisition of the Citibank Property.

	For the three months ended
	March 31,		Increase /
	2024	2023	(Decrease)
Single Tenant Net Lease Properties
East Cost Wings Property (Ashley Plaza)	$26,628	$26,628	$—
T-Mobile Property (Ashley Plaza)	29,853	29,678	175
Citibank Property	1,474	—	1,474
	$57,955	$56,306	$1,649

Operating Expenses

Total operating expenses were $2,574,544 for the three months ended March 31, 2024, consisting of $428,259 in expenses from retail center properties, $158,729 in expenses from the flex center properties, $7,708 in expenses from the STNL properties, $277,500 in share based compensation expenses, $393,078 in legal, accounting and other professional fees, $296,794 in corporate general and administrative expenses, and $1,012,476 in depreciation and amortization.

	For the three months ended
	March 31,		Increase /
	2024	2023	(Decrease)
Operating Expenses
Retail center properties (1)	$428,259	$513,012	$(84,753)
Flex center properties (2)	158,729	203,734	(45,005)
Single tenant net lease properties	7,708	7,728	(20)
Total Investment Property Operating Expenses	594,696	724,474	(129,778)
Share based compensation expenses	277,500	—	277,500
Legal, accounting and other professional fees (3)	393,078	525,628	(132,550)
Corporate general and administrative expenses	296,794	117,049	179,745
Management restructuring expenses	—	241,450	(241,450)
Loss on impairment	—	36,743	(36,743)
Depreciation and amortization	1,012,476	1,156,348	(143,872)
Total Operating Expenses	$2,574,544	$2,801,692	$(227,148)
(1)	Includes bad debt expense of $0 and $125 for the three months ended March 31, 2024 and 2023, respectively.
(2)	Includes bad debt expense of $14,056 and $26,997 for the three months ended March 31, 2024 and 2023, respectively.
(3)

Includes $176,891 and $144,734 in expenses paid to the Consultant pursuant to the initial Consulting Agreement and subsequent Staffing Agreement for the three months ended March 31, 2024 and 2023, respectively.

Operating expenses for retail center properties were $428,259 for the three months ended March 31, 2024, a decrease of $84,753 from retail center property operating expenses for the three months ended March 31, 2023.  Decreased operating expenses in all of the Company’s properties, including $22,300 from the Salisbury Property, $811 from the Hanover Square Property, $21,851 from the Franklin Square Property, $21,327 from the Ashley Plaza Property, and $18,464 from the Lancer Center Property, primarily from the elimination of the asset management fees paid by the properties to our company’s former Manager.

	For the three months ended
	March 31,		Increase /
	2024	2023	(Decrease)
Retail Center Properties
Franklin Square Property	$156,641	$178,492	$(21,851)
Hanover Square Property	88,342	89,153	(811)
Ashley Plaza Property	58,883	80,210	(21,327)
Lancer Center Property (1)	85,800	104,264	(18,464)
Salisbury Property	38,593	60,893	(22,300)
	$428,259	$513,012	$(84,753)

(1)Includes bad debt expense of $0 and $125 for the three months ended March 31, 2024 and 2023, respectively.

Operating expenses from the flex center properties were $158,729 for the three months ended March 31, 2024, a decrease of $45,005 over flex center property operating expenses for the three months ended March 31, 2023 due to decreased operating expenses from the Greenbrier Business Center Property of $23,324, from the Parkway Property of $13,254, and from the Brookfield Center Property of $8,427.

	For the three months ended
	March 31,		Increase /
	2024	2023	(Decrease)
Flex Center Properties
Brookfield Center Property	$52,424	$60,851	$(8,427)
Greenbrier Business Center Property (1)	61,868	85,192	(23,324)
Parkway Center Property (2)	44,437	57,691	(13,254)
	$158,729	$203,734	$(45,005)

(1)	Includes bad debt expense of $14,056 and $24,463 for the three months ended March 31, 2024 and 2023, respectively.
(2)	Includes bad debt expense of $0 and $2,534 for the three months ended March 31, 2024 and 2023, respectively.

Operating expenses for STNL properties were $7,708 for the three months ended March 31, 2024, a decrease of $20 from operating expenses from hotel properties for the three months ended March 31, 2023, due to decreased operating expenses from the T-Mobile Property offset by increased operating expenses of $94 for the East Coast Wings Property.

	For the three months ended
	March 31,		Increase /
	2024	2023	(Decrease)
Single Tenant Net Lease Properties
East Cost Wings Property (Ashley Plaza)	$3,719	$3,625	$94
T-Mobile Property (Ashley Plaza)	3,989	4,103	(114)
Citibank Property	—	—	—
	$7,708	$7,728	$(20)

Operating Income (Loss)

Operating income for the three months ended March 31, 2024 was $2,764,760, an increase of $3,105,476 from the operating loss of $340,716 for the three months ended March 31, 2023. This increase was a result of increased investment property operating income of $240,441, decreased legal, accounting and other professional fees of $132,550, decreased management restructuring expenses of $241,450, decreased loss on impairment of $36,743, and decreased depreciation and amortization expenses of $143,872, offset by increased share based compensation expenses of $277,500, and increased corporate general and administrative expenses of $179,745.

Interest Expense

Interest expense was $876,748 and $864,052 for the three months ended March 31, 2024 and 2023, respectively, as follows:

	For the three months ended
	March 31,		Increase /
	2024	2023	(Decrease)
Franklin Square	$134,634	$133,233	$1,401
Hanover Square	129,248	173,863	(44,615)
Ashley Plaza	105,514	106,490	(976)
Brookfield Center	47,825	48,229	(404)
Parkway Center	67,645	30,672	36,973
Wells Fargo Mortgage Facility	210,320	212,761	(2,441)
Wells Fargo Line of Credit	15,144	—	15,144
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	164,126	158,804	5,322
Other interest	2,292	—	2,292
Total interest expense	$876,748	$864,052	$12,696

Total interest expense for the three months ended March 31, 2024 increased by $12,696 over the three months ended March 31, 2023. This increase was a result of increased interest of $1,401 from the Franklin Square Mortgage, $36,973 from the Parkway Mortgage, $15,144 from the Wells Fargo Line of Credit, $5,322 of amortization and preferred dividends on the Company’s mandatorily redeemable preferred stock, and $2,292 of other interest, offset by decreased interest expense from the Ashley Plaza mortgage of $976, the Brookfield mortgage of $404, $44,615 from the sale of the Hanover Square Shopping Center Property, and $2,441 from the Wells Fargo Mortgage Facility. Interest expense above includes non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock. See Note 5 of the accompanying notes to the condensed consolidated financial statements.

Other Income

During the three months ended March 31, 2024, other income was $44,889, an increase of $34,059 from other income of $10,830 for the three months ended March 31, 2023.  Other income for the three months ended March 31, 2024 consisted of $35,338 in income related to the fair value change of the interest rate cap, and interest income of $9,551.  Other income for the three months ended March 31, 2023 consisted of interest income of $10,830.

Other Expense

During the three months ended March 31, 2024, other expense was $0, a decrease of $39,868 from other expense of $39,868 for three months ended March 31, 2023. Other expense for the three months ended March 31, 2023 consisted of $39,868 in expense related to the fair value change of the interest rate cap.

Net Income (Loss)

Net income was $1,932,901 for the three months ended March 31, 2024, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net income attributable to our common shareholders was $1,357,398.  Net loss was $1,233,806 for the three months ended March 31, 2023, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common shareholders was $1,221,295, for the three months ended March 31, 2023.

Net income for the three months ended March 31, 2024 increased by $3,166,707 over the net loss from the three months ended March 31, 2023, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net income attributable to Medalist common shareholders for the three months ended March 31, 2024 increased by $2,578,693 over the net loss from the three months ended March 31, 2023.

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

Below is our company’s FFO, which is a non-GAAP measurement, for the three months ended March 31, 2024 and 2023:

	For the three months ended
	March 31,
	2024	2023
Net income (loss)	$1,932,901	(1,233,806)
Depreciation of tangible real property assets (1)	594,391	674,398
Depreciation of tenant improvements (2)	200,231	205,153
Amortization of tenant improvement lease incentives (3)	741	—
Amortization of leasing commissions (4)	45,839	31,930
Amortization of intangible assets (5)	172,015	244,867
Gain on disposal of investment property (6)	(2,819,502)	—
Loss on impairment (6)	—	36,743
Loss on extinguishment of debt (7)	51,837	—
Funds from operations	$178,453	$(40,715)
(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.
(2)

Depreciation of tenant improvements, including those (i) acquired as part of the purchase of the retail center and flex center properties and (ii) constructed by our company for the retail center properties and flex center property subsequent to their acquisition.

(3)	Amortization of tenant lease incentives paid subsequent to the acquisition of the properties.
(4)	Amortization of leasing commissions paid subsequent to the acquisition of the properties.
(5)

Amortization of intangible assets acquired as part of the purchase of the retail center properties and flex center property, including leasing commissions, leases in place and legal and marketing costs.

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

Total AFFO for the three months ended March 31, 2024 and 2023 was as follows:

	For the three months ended
	March 31,
	2024	2023
Funds from operations	$178,453	$(40,715)
Amortization of above market leases (1)	15,434	27,343
Amortization of below market leases (2)	(79,856)	(100,361)
Straight line rent (3)	(1,869)	(48,899)
Capital expenditures (4)	(226,662)	(647,690)
Decrease (increase) in fair value of interest rate cap (5)	(35,338)	39,868
Amortization of loan issuance costs (6)	23,767	26,990
Amortization of preferred stock discount and offering costs (7)	64,126	58,804
Share-based compensation (8)	277,500	—
Bad debt expense (9)	14,056	27,122
Adjusted funds from operations (AFFO)	$229,611	$(657,538)
(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets.
(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities.
(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the retail center properties and flex center properties.
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

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report. Based on the foregoing, our principal executive officer and principal financial officer have concluded, as of March 31, 2024, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our principal executive officer and principal financial officer, evaluated, as of March 31, 2024, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting, as of March 31, 2024, were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

On December 21, 2021, the Board authorized a share repurchase program whereby we may repurchase up to 62,500 Common Shares for a maximum price of $38.40 per Common Share. As of December 31, 2022, the Company had repurchased 33,509 Common Shares at a total cost of $278,277 and an average price of $8.304 per Common Share. On October 18, 2023, the Board approved the repurchase of an additional 200,000 Common Shares for a maximum price of $6.00 per share under the share repurchase program. Following the approval of the increase, the Company may purchase up to 228,991 Common Shares in total under the program.  During the three months ended March 31, 2024, the Company did not make any share repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).  During the three months ended March 31, 2024, the Company adopted a Rule 10b5-1 trading arrangement.  No shares were purchased under this plan during the three months ended March 31, 2024.

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

3.3

First Articles of Amendment to the Articles of Incorporation of Medalist Diversified REIT, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 3, 2023).

3.4

Second Articles of Amendment to the Articles of Incorporation of Medalist Diversified REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 3, 2023).

3.5

Articles Supplementary to the Articles of Incorporations of Medalist Diversified REIT, Inc. electing to become subject to Section 3-803 of the Maryland General Corporation Law (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 29, 2023).

3.6	Bylaws of Medalist Diversified REIT, Inc. *
4.1	Form of Certificate of Common Stock *
4.2	Form of Certificate of Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020).

4.3	Description of Medalist Diversified REIT, Inc.’s Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 10, 2023).
10.1	Purchase and Sale Agreement dated February 15, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2024).
10.2	Purchase and Sale Agreement dated February 16, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2024).
10.3	OP Unit Purchase Agreement dated February 16, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 20, 2024).
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL †
101.SCH	Inline XBRL Taxonomy Extension Schema Document †
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document †
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document †
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit) †

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

MEDALIST DIVERSIFIED REIT, INC

ay
Date: May 9, 2024

	By:	/s/ Francis P. Kavanaugh
Francis P. Kavanaugh

Chief Executive Officer and President
(principal executive officer)

	By:	/s/ C. Brent Winn
C. Brent Winn
Chief Financial Officer
(principal accounting officer and principal financial officer)