Form 10-Q
period 2024-06-30
Medalist Diversified REIT, Inc.
filed 2024-08-09
CIK 1654595

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding at August 9, 2024 was 1,118,090.

Medalist Diversified REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2024

PART I.FINANCIAL INFORMATION

Item 1.   Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investment properties, net	$65,605,352	$64,577,376
Cash	3,826,475	2,234,603
Restricted cash	1,638,067	1,575,002
Rent and other receivables, net of allowance of $18,194 and $13,413, as of June 30, 2024 and December 31, 2023, respectively	116,626	292,618
Assets held for sale	—	9,707,154
Unbilled rent	1,061,357	1,109,782
Intangible assets, net	2,601,337	2,716,546
Other assets	399,699	532,935
Total Assets	$75,248,913	$82,746,016

LIABILITIES
Accounts payable and accrued liabilities	$1,103,726	$1,095,049
Intangible liabilities, net	1,807,504	1,865,310
Line of credit, short term, net	—	1,000,000
Mortgages payable, net	50,416,107	50,772,773
Mortgages payable, net, associated with assets held for sale	—	9,588,888
Mandatorily redeemable preferred stock, net	4,823,231	4,693,575
Total Liabilities	$58,150,568	$69,015,595

EQUITY
Common stock, 1,118,315 and 1,109,405 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	$11,183	$11,094
Additional paid-in capital	51,612,714	51,525,303
Offering costs	(3,350,946)	(3,350,946)
Accumulated deficit	(35,096,071)	(35,864,693)
Total Stockholders' Equity	13,176,880	12,320,758
Noncontrolling interests - Hanover Square Property	8,339	119,140
Noncontrolling interests - Parkway Property	436,122	453,203
Noncontrolling interests - Operating Partnership	3,477,004	837,320
Total Equity	$17,098,345	$13,730,421
Total Liabilities and Equity	$75,248,913	$82,746,016

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
REVENUE
Retail center property revenues	$1,539,792	$1,847,484	$3,389,409	$3,682,857
Flex center property revenues	667,235	612,132	1,331,302	1,181,429
Single tenant net lease property revenues	94,129	56,285	152,084	112,591
Total Revenue	$2,301,156	$2,515,901	$4,872,795	$4,976,877

OPERATING EXPENSES
Retail center property operating expenses	$391,563	$517,583	$819,822	$1,030,470
Flex center property operating expenses	184,113	178,164	328,786	354,901
Single tenant net lease property operating expenses	7,801	7,750	15,509	15,478
Bad debt expense	8,164	17,077	22,220	44,199
Share based compensation expenses	—	—	277,500	—
Legal, accounting and other professional fees	286,496	465,072	679,574	990,700
Corporate general and administrative expenses	213,945	85,170	510,739	202,219
Management restructuring expenses	—	151,975	—	393,425
Loss on impairment	—	14,116	—	50,859
Depreciation and amortization	993,299	1,153,250	2,005,775	2,309,598
Total Operating Expenses	2,085,381	2,590,157	4,659,925	5,391,849
Gain on disposal of investment property	—	—	2,819,502	—
Loss on extinguishment of debt	—	—	(51,837)	—
Operating Income (Loss)	215,775	(74,256)	2,980,535	(414,972)
Interest expense	723,360	848,408	1,600,108	1,712,460
Net (Loss) Income from Operations	(507,585)	(922,664)	1,380,427	(2,127,432)
Other income	16,111	60,765	53,800	31,727
Other expense	(7,200)	—	—	—
Net (Loss) Income	(498,674)	(861,899)	1,434,227	(2,095,705)
Less: Net (loss) income attributable to Hanover Square Property noncontrolling interests	(2,857)	(16)	454,327	(1,257)
Less: Net income attributable to Parkway Property noncontrolling interests	657	16,249	7,219	7,882
Less: Net income (loss) attributable to Operating Partnership noncontrolling interests	25,228	(468)	136,985	(3,371)
Net (Loss) Income Attributable to Medalist Common Stockholders	$(521,702)	$(877,664)	$835,696	$(2,098,959)

Earnings per common share - basic	$—	$—	$0.75	$—
Weighted-average number of shares - basic	—	—	1,117,453	—

Earnings per common share - diluted	$—	$—	$0.75	$—
Weighted-average number of shares - diluted	—	—	1,123,603	—

Loss per common share - basic and diluted	$(0.47)	$(0.79)	$—	$(1.89)
Weighted-average number of shares - basic and diluted	1,118,315	1,109,586	—	1,109,744

Dividends paid per common share	$0.04	$0.16	$0.06	$0.32

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the six months ended June 30, 2024 and 2023

(Unaudited)

	For the six months ended June 30, 2024
	Common Stock						Noncontrolling Interests
						Total	Hanover
			Additional	Offering	Accumulated	Stockholders'	Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2024	1,109,405	$11,094	$51,525,303	$(3,350,946)	$(35,864,693)	$12,320,758	$119,140	$453,203	$837,320	$13,730,421

Share based compensation	8,910	$89	$87,411	$—	$—	$87,500	$—	$—	$190,000	$277,500
Redemption of operating partnership units	—	—	—	—	—	—	—	—	(77,226)	(77,226)
Net income	—	—	—	—	835,696	835,696	454,327	7,219	136,985	1,434,227
Dividends and distributions	—	—	—	—	(67,074)	(67,074)	(508,656)	(24,300)	(10,075)	(610,105)
Noncontrolling Interests	—	—	—	—	—	—	(56,472)	—	2,400,000	2,343,528

Balance, June 30, 2024	1,118,315	$11,183	$51,612,714	$(3,350,946)	$(35,096,071)	$13,176,880	$8,339	$436,122	$3,477,004	$17,098,345

	For the six months ended June 30, 2023
	Common Stock						Noncontrolling Interests
						Total	Hanover
			Additional	Offering	Accumulated	Stockholders'	Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2023	1,109,902	$11,098	$51,530,298	$(3,350,946)	$(30,939,020)	$17,251,430	$127,426	$470,685	$842,898	$18,692,439

Retire fractional shares resulting from reverse stock split	(497)	$(5)	$(4,994)	$—	$—	$(4,999)	$—	$—	$—	$(4,999)
Net (loss) income	—	—	—	—	(2,098,959)	(2,098,959)	(1,257)	7,882	(3,371)	(2,095,705)
Dividends and distributions	—	—	—	—	(354,394)	(354,394)	(16,000)	—	(4,271)	(374,665)

Balance, June 30, 2023	1,109,405	$11,093	$51,525,304	$(3,350,946)	$(33,392,373)	$14,793,078	$110,169	$478,567	$835,256	$16,217,070

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended June 30, 2024 and 2023

(Unaudited)

	For the three months ended June 30, 2024
	Common Stock						Noncontrolling Interests
						Total	Hanover
			Additional	Offering	Accumulated	Stockholders'	Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, April 1, 2024	1,118,315	$11,183	$51,612,714	$(3,350,946)	$(34,529,636)	$13,743,315	$39,996	$451,665	$3,476,835	$17,711,811

Redemption of operating partnership units	—	$—	$—	$—	$—	$—	$—	$—	$(15,637)	$(15,637)
Net (loss) income	—	—	—	—	(521,702)	(521,702)	(2,857)	657	25,228	(498,674)
Dividends and distributions	—	—	—	—	(44,733)	(44,733)	(28,800)	(16,200)	(9,422)	(99,155)

Balance, June 30, 2024	1,118,315	$11,183	$51,612,714	$(3,350,946)	$(35,096,071)	$13,176,880	$8,339	$436,122	$3,477,004	$17,098,345

	For the three months ended June 30, 2023
	Common Stock						Noncontrolling Interests
						Total	Hanover
			Additional	Offering	Accumulated	Stockholders'	Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, April 1, 2023	1,109,902	$11,098	$51,530,298	$(3,350,946)	$(32,337,125)	$15,853,325	$126,185	$462,318	$837,860	$17,279,688

Retire fractional shares resulting from reverse stock split	(497)	$(5)	$(4,994)	$—	$—	$(4,999)	$—	$—	$—	$(4,999)
Net (loss) income	—	$—	$—	$—	$(877,664)	$(877,664)	$(16)	$16,249	$(468)	$(861,899)
Dividends and distributions	—	—	—	—	(177,584)	(177,584)	(16,000)	—	(2,136)	(195,720)

Balance, June 30, 2023	1,109,405	$11,093	$51,525,304	$(3,350,946)	$(33,392,373)	$14,793,078	$110,169	$478,567	$835,256	$16,217,070

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$1,434,227	$(2,095,705)

Adjustments to reconcile consolidated net loss to net cash flows from operating activities
Depreciation	1,673,060	1,835,592
Amortization	332,715	474,006
Loan cost amortization	47,533	53,978
Mandatorily redeemable preferred stock issuance cost and discount amortization	129,656	118,895
Amortization of lease incentives	1,482	—
Above (below) market lease amortization, net	(129,231)	(147,035)
Bad debt expense	22,220	44,199
Share-based compensation	277,500	—
Loss on impairment	—	50,859
Loss on extinguishment of debt	51,837	—
Gain on disposal of investment property	(2,819,502)	—

Changes in assets and liabilities
Rent and other receivables, net	153,772	176,239
Unbilled rent	(46,098)	(74,459)
Other assets	133,236	9,275
Accounts payable and accrued liabilities	8,677	417,079
Net cash flows from operating activities	1,271,084	862,923

CASH FLOWS FROM INVESTING ACTIVITIES

Investment property acquisitions	(145,345)	—
Capital expenditures	(359,726)	(740,959)
Cash received from disposal of investment properties, net	3,110,149	—
Net cash flows from investing activities	2,605,078	(740,959)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(610,105)	(374,665)
Repayment of line of credit, short term	(1,000,000)	—
Operating partnership unit redemption	(77,226)	—
Repayment of mortgages payable	(533,894)	(597,454)
Retire fractional shares resulting from reverse stock split	—	(4,999)
Net cash flows from financing activities	(2,221,225)	(977,118)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,654,937	(855,154)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	3,809,605	5,662,853
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$5,464,542	$4,807,699

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	3,826,475	2,771,149
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in condensed consolidated balance sheets	1,638,067	2,036,550
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statements of cash flows	$5,464,542	$4,807,699

Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid	$1,531,017	$1,556,699

Non-cash transactions:
Issuance of operating partnership units for Citibank Acquisition	$2,400,000	$—
Capital expenditures accrued as of June 30, 2023	—	90,000

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.      Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of June 30, 2024, the REIT, through the Operating Partnership, owned and operated 10 developed properties consisting of four retail center properties, three flex center properties, and three single tenant net lease (“STNL”) properties, and three undeveloped parcels.

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

On March 13, 2024, the Company, and its tenant in common partner, sold the Shops at Hanover Square North, a 73,440 square foot retail property located in Mechanicsville, Virginia (the “Hanover Square Shopping Center Property”). The Company and its tenant in common partner retained ownership of the 0.86 acre outparcel (the “Hanover Square Outparcel” and together with the Hanover Square Shopping Century Property, the “Hanover Square Property”).  The Company owned 84% of the Hanover Square Shopping Center Property and the Hanover Square Outparcel as a tenant in common with a noncontrolling owner which owned the remaining 16% interest.  On March 25, 2024, the Company purchased its tenant in common partner’s 16% interest in the Hanover Square Outparcel (see Note 3, below).  Collectively, the sale of the Hanover Square Shopping Center and the acquisition of the tenant in common partner’s 16% interest in the Hanover Square Outparcel are referenced herein as the “Hanover Square Transactions”.

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

The Company was formed to acquire, reposition, renovate, lease and manage income-producing properties, with a primary focus, as of June 30, 2024, on commercial properties, including retail properties and flex-industrial properties in secondary and tertiary markets in the southeastern part of the United States, with an expected concentration in Virginia, North Carolina, South Carolina, Georgia, Florida and Alabama, and STNL assets with an expected national focus. The Company may also pursue, in an opportunistic manner, other real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, indirect investments in real property, such as those that may be obtained in a joint venture. While these types of investments are not intended to be a primary focus, the Company may make such investments at the discretion of the Company’s Board of Directors (the “Board”).

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

Details of the deferred costs, net of amortization, arising from the Company’s purchases of its retail center properties, flex center properties and STNL properties are as follows:

	June 30, 2024
	(unaudited)	December 31, 2023
Intangible Assets, net
Leasing commissions	$886,515	$912,040
Legal and marketing costs	87,635	104,791
Above market leases	78,576	106,907
Net leasehold asset	1,548,611	1,592,808
	$2,601,337	$2,716,546

Intangible Liabilities, net
Below market leases	$(1,807,504)	$(1,865,310)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the three and six months ended June 30, 2024 and 2023, respectively, were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amortization of above market leases	$(12,897)	$(24,377)	$(28,331)	$(51,720)
Amortization of below market leases	77,706	98,394	157,562	198,755
	$64,809	$74,017	$129,231	$147,035

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the three and six months ended June 30, 2024 and 2023, respectively, were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Leasing commissions	$(45,703)	$(55,170)	$(92,210)	$(111,788)
Legal and marketing costs	(10,253)	(15,456)	(22,099)	(31,661)
Net leasehold asset	(104,744)	(158,513)	(218,406)	(330,557)
	$(160,700)	$(229,139)	$(332,715)	$(474,006)

As of June 30, 2024 and December 31, 2023, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $2,142,978 and $2,204,404, respectively. During the three and six months ended June 30, 2024, the Company wrote off $271,782 and $394,141, respectively, in accumulated amortization related to fully amortized intangible assets, and $0 and $0, respectively, in accumulated amortization related to the write off of intangible assets related to the early terminated leases, discussed above.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the
	remaining six
	months ending
	December 31,
	2024	2025	2026	2027	2028	2029-2041	Total
Intangible Assets
Leasing commissions	$84,135	$154,496	$116,510	$97,592	$76,167	$357,615	$886,515
Legal and marketing costs	15,338	24,456	13,842	8,599	5,886	19,514	87,635
Above market leases	12,520	21,292	15,629	14,543	10,114	4,478	78,576
Net leasehold asset	184,092	318,667	223,495	177,171	128,963	516,223	1,548,611
	$296,085	$518,911	$369,476	$297,905	$221,130	$897,830	$2,601,337

Intangible Liabilities
Below market leases	$(138,648)	$(227,108)	$(192,535)	$(175,625)	$(153,615)	$(919,973)	$(1,807,504)

Impairment

No loss on impairment was recorded during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company recorded a loss on impairment of $14,116 and $50,859, respectively, resulting from the events described below.

Investment Properties

The Company reviews its investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of an investment property when the estimated undiscounted cash flows plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as projected future operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the three and six months ended June 30, 2024 and 2023, that would result in the projected value of the Company’s investment properties being below their carrying value.

However, during the three months ended June 30, 2023, a tenant defaulted on its lease and abandoned its premises.  The Company determined that the carrying value of capitalized leasing commissions associated with this lease which were recorded as a component of investment properties on the Company’s condensed consolidated balance sheets should be written off, and the Company recorded a loss on impairment of $5,873 for the three months ended June 30, 2023.  Additionally, during the six months ended June 30, 2023, the Company agreed to allow a second tenant to terminate its lease early.  The Company determined that the carrying value of capitalized tenant improvements associated with this lease which were recorded as a component of investment properties on the Company’s condensed consolidated balance sheets should be written off, and the Company recorded a loss on impairment of $8,655 for the six months ended June 30, 2023.  These amounts are included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2023. No such loss on impairment was recorded for the three and six months ended June 30, 2024.

Intangible Assets

The Company also reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually.  During the six months ended June 30, 2023, the tenant discussed in the paragraph immediately above terminated its lease early. The Company determined that the carrying value of the intangible assets and liabilities, net, associated with this lease that were recorded as part of the purchase of this property should be written off. As a result, for the six months ended June 30, 2023, the Company recorded a loss on impairment related to intangible assets of $26,896.  This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2023. No such loss on impairment was recorded for the three months ended June 30, 2023 or for the three and six months ended June 30, 2024.

Unbilled Rent

The Company also reviews the unbilled rent asset recorded on the Company’s condensed consolidated balance sheets for impairment to determine if any amounts may not be recoverable.  During the three and six months ended June 30, 2023, the Company wrote off $8,243 and $9,435, respectively, in unbilled rent related to the two tenants discussed above.  These amounts are included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2023.  No such amounts were recorded during the three and six months ended June 30, 2024.

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three and six months ended June 30, 2024 and 2023, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Company (“FDIC”) up to $250,000. The Company’s credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions’ credit worthiness in conjunction with balances on deposit to minimize risk. As of June 30, 2024, the Company held two cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $2,980,823.  As of December 31, 2023, the Company held two cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $1,366,872.

Restricted cash represents (i) amounts held by the Company for tenant security deposits, (ii) escrow deposits held by lenders for real estate tax, insurance, and operating reserves, (iii) an escrow for the first year of dividends on the Company’s mandatorily redeemable preferred stock, and (iv) capital reserves held by lenders for investment property capital improvements.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of June 30, 2024 and December 31, 2023, the Company reported $245,152 and $260,898, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes and insurance premiums. As of June 30, 2024 and December 31, 2023, the Company reported $297,072 and $191,139, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions and tenant improvements. As of June 30, 2024 and December 31, 2023, the Company reported $1,095,843 and $1,122,965, respectively, in capital property reserves.

	June 30, 2024	December 31,
Property and Purpose of Reserve	(unaudited)	2023
Ashley Plaza Property – maintenance and leasing cost reserve	480,420	439,404
Brookfield Center Property – maintenance and leasing cost reserve	113,655	91,491
Franklin Square Property – leasing costs	501,768	441,360
Hanover Square Property – operating reserve	—	150,710
Total	$1,095,843	$1,122,965

Share Retirement

ASC 505-30-30-8 provides guidance on accounting for share retirement and establishes two alternative methods for accounting for the repurchase price paid in excess of par value.  The Company has elected the method by which the excess between par value and the repurchase price, including costs and fees, is recorded to additional paid in capital on the Company’s condensed consolidated balance sheets. The Company did not engage in any share repurchases or retirements during the three and six months ended June 30, 2024 and 2023.

Revenue Recognition

Retail, Flex Center and STNL Property Revenues

The Company recognizes minimum rents from its retail center properties, flex center properties and STNL properties on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the condensed consolidated balance sheets. As of June 30, 2024 and December 31, 2023, the Company reported $1,061,357 and $1,109,782, respectively, in unbilled rent.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, on the condensed consolidated statements of operations under the captions “Retail center property revenues”, “Flex center property revenues”, and “Single tenant net lease asset revenues”.  (See Recent Accounting Pronouncements, below.) This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives payments for these reimbursements from substantially all its tenants on a monthly basis throughout the year.

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final. Since these differences are determined annually under the leases and accrued as of December 31 in the year earned, no such revenues were recognized during the three and six months ended June 30, 2024 and 2023.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, any unrecovered intangibles and other assets are written off as a loss on impairment.  (See Impairment, above.)  The Company did not receive any lease termination fees during the three and six months ended June 30, 2024 and 2023.

Management Restructuring Expenses

On July 18, 2023, the Company and the Operating Partnership entered into the Termination Agreement with the Manager, William R. Elliott and Thomas E. Messier, which provided for the immediate termination of the Management Agreement and, among other things, aggregate payments of $1,602,717 in settlement of all amounts payable under the Management Agreement (consisting of a $1,250,000 termination fee and the $352,717 Deferred Acquisition Fee, as defined in Note 9, below).  For the year ended December 31, 2023, the Company recorded the termination fee and other expenses associated with the Special Committee’s exploration of strategic alternatives as management restructuring expenses on its consolidated statement of operations in accordance with ASC 420-10-S99.  Specifically, for the three and six months ended June 30, 2023, the Company recorded $151,975 and $393,425, respectively, in legal fees associated with the work of the Special Committee as management restructuring expenses.  No such expenses were recorded for the three and six months ended June 30, 2024.

Rent and other receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of June 30, 2024 and December 31, 2023, the Company’s allowance for uncollectible rent totaled $18,194 and $13,413, respectively, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables.  Management determined that no additional general reserve is considered necessary as of June 30, 2024 and December 31, 2023, respectively.

Income Taxes

Beginning with the Company’s taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain this REIT status, the regulations require the Company to distribute at least 90% of its taxable income to stockholders and meet certain other asset and income tests, as well as other requirements. If the Company fails to qualify as a REIT, it will be subject to tax at regular corporate rates for the years in which it fails to qualify. If the Company loses its REIT status it could not elect to be taxed as a REIT for five years unless the Company’s failure to qualify was due to reasonable cause and certain other conditions were satisfied.

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

Noncontrolling Interests

The ownership interests not held by the REIT are considered noncontrolling interests. There are three elements of noncontrolling interests in the capital structure of the Company. These noncontrolling interests have been reported in equity on the condensed consolidated balance sheets but separate from the Company’s equity. On the condensed consolidated statements of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests. The Company’s condensed consolidated statements of changes in stockholders’ equity includes beginning balances, activity for the period and ending balances for stockholders’ equity, noncontrolling interests and total equity.

The first noncontrolling interest is in the Hanover Square Property (consisting of both the Hanover Square Shopping Center and the Hanover Square Outparcel) in which the Company owned an 84% tenancy in common interest through its subsidiary and an outside party owned a 16% tenancy in common interest, prior to the Hanover Square Transactions. Prior to the Hanover Square Transactions, the Hanover Square Property’s net (loss) income was allocated to the noncontrolling ownership interest based on its 16% ownership. During the three and six months ended June 30, 2024, 16% of the Hanover Square Property’s net (loss) income of ($17,858) and $2,839,542, respectively, or ($2,857) and $454,327, respectively, was allocated to the noncontrolling ownership interest. During the three and six months ended June 30, 2023, 16% of the Hanover Square Property’s net loss of $102 and $7,857, respectively, or $16 and $1,257, respectively, was allocated to the noncontrolling ownership interest.

The second noncontrolling interest is in the Parkway Property, in which the Company owns an 82% tenancy in common interest through its subsidiary and an outside party owns an 18% tenancy in common interest. The Parkway Property's net income is allocated to the noncontrolling ownership interest based on its 18% ownership. During the three and six months ended June 30, 2024, 18% of the Parkway Property's net income of $3,652 and $40,105, respectively, or $657 and $7,219, respectively, was allocated to the noncontrolling ownership interest.  During the three and six months ended June 30, 2023, 18% of the Parkway Property’s net income of $90,272 and $43,790, respectively, or $16,249 and $7,882, respectively, was allocated to the noncontrolling ownership interest.

The third noncontrolling ownership interest consists of the common units of the Operating Partnership (the “Operating Partnership Units”) that are not held by the REIT.  In 2017, 7,812 Operating Partnership Units were issued in a 721 exchange, which allows the exchange of interests in real property for units in the operating partnership of a real estate investment trust. The members of a selling limited liability company invested $1,175,000 in the Operating Partnership in exchange for 7,812 Operating Partnership Units. Additionally, effective on January 1, 2020, 5,865 Operating Partnership Units were issued in exchange for approximately 3.45% of the noncontrolling owner’s tenant in common interest in the Hampton Inn Property, a property that was formerly owned by the Company. On August 31, 2020, a holder of Operating Partnership Units converted 332 Operating Partnership Units into shares of the Company’s common stock, $0.01 par value per share (“Common Shares”). On January 18, 2024, the Company issued 19,348 Operating Partnership Units to Francis P. Kavanaugh, representing a portion of his 2024 compensation.  On February 16, 2024, the Company redeemed for cash the 5,865 Operating Partnership Units that were issued to the Hampton Inn Property noncontrolling owner.  On March 27, 2024, the Company issued 208,695 Operating Partnership Units as consideration for the purchase of the Citibank Property. On May 30, 2024, the Company redeemed 1,330 Operating Partnership Units for cash.  As of June 30, 2024 and December 31, 2023, there were 234,194 and 13,346 Operating Partnership Units outstanding, respectively, not held by the REIT. As of June 30, 2024 and December 31, 2023, respectively, 6,150 and 13,346 of the Operating Partnership Units not held by the REIT were convertible to Common Shares.  Outstanding Operating Partnership Units have been adjusted for the Reverse Stock Split (as defined below).  (See Note 7, below).

The Operating Partnership Units not held by the REIT represent 17.32% and 1.19% of the outstanding Operating Partnership Units as of June 30, 2024 and December 31, 2023. The noncontrolling interest percentage is calculated at any point in time by dividing the number of Operating Partnership Units not owned by the Company by the total number of Operating Partnership Units outstanding. The noncontrolling interest ownership percentage will change as additional common or preferred shares are issued by the REIT, or additional Operating Partnerships Units are issued or as Operating Partnership Units are exchanged for the Company’s $0.01 par value per share Common Shares. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net loss is allocated to the noncontrolling Operating Partnership Unit holders based on their ownership interest.

During the three and six months ended June 30, 2024, a weighted average of 17.39% and 5.11% of the Operating Partnership’s net income of $145,094 and $2,683,271, respectively, or $25,228 and $136,985, respectively, was allocated to the noncontrolling Operating Partnership Unit holders.  During the three and six months ended June 30, 2023, a weighted average of 1.19% of the Operating Partnership’s net loss of $39,346 and $283,335, respectively, or $468 and $3,371, respectively, was allocated to the noncontrolling Operating Partnership Unit holders.

Reclassifications

Operating Segments

Effective January 1, 2024, the Company established STNL assets as a third operating segment.  The Ashley Plaza Property consists of three separate parcels including a parcel with the main shopping center building, the East Coast Wings Parcel and the T-Mobile Parcel.  Effective for the periods after January 1, 2024, the Company reports revenues from the East Coast Wings Parcel and the T-Mobile Parcel as STNL property revenues, and expenses associated with these two parcels as STNL property expenses.  For the periods prior to January 1, 2024, the Company has reclassified the revenues and expenses associated with these two parcels that were previously recorded as retail center property revenues and retail center property expenses as STNL property revenues and STNL property expenses, respectively.  Specifically, for the three and six months ended June 30, 2023, the Company reclassified $56,285 and $112,591, respectively, that was previously recorded as retail center property revenues to single tenant net lease revenues, and $7,750 and $15,478, respectively, that was previously recorded as retail center property expenses to single tenant net lease expenses.  These reclassifications had no impact on total revenues, total expenses or net income (loss).

Outstanding Shares

All per share amounts, Common Shares outstanding, Operating Partnership Units outstanding, and stock-based compensation amounts for all periods presented reflect the Company’s one-for-eight reverse stock split (the “2023 Reverse Stock Split”), which was effective May 3, 2023 (see Completion of 1-for-8 Reverse Stock Split under Note 7, below) and the Company’s one-for-ten reverse stock split (the “2024 Reverse Stock Split”) and five-for-one forward stock split (the “Forward Stock Split”) which were both effective July 2, 2024 (see Completion of 1-for-10 Reverse Stock Split and 5-for-1 Forward Stock Split under Note 11, below.)  The effect of the 2024 Reverse Stock Split and the Forward Stock Split are retroactively applied in the accompanying condensed consolidated financial statements and these Notes to Unaudited Condensed Consolidated Financial Statements.

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

3.      Investment Properties

Investment properties consist of the following:

	June 30, 2024	December 31,
	(unaudited)	2023
Land	$14,733,611	$13,720,502
Site improvements	3,335,269	3,797,755
Buildings and improvements (1)	59,440,786	58,183,070
Investment properties at cost (2)	77,509,666	75,701,327
Less accumulated depreciation	11,904,314	11,123,951
Investment properties, net	$65,605,352	$64,577,376

(1)	Includes tenant improvements (both those acquired as part of the acquisition of the properties and those constructed after the acquisition of the properties), tenant incentives, capitalized leasing commissions and other capital costs incurred post-acquisition.
(2)	Excludes intangible assets and liabilities (see Note 2, above, for a discussion of the Company’s accounting treatment of intangible assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $832,599 and $1,673,060 for the three and six months ended June 30, 2024, respectively, and $924,111 and $1,835,592 for the three and six months ended June 30, 2023, respectively.

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

Details of these deferred costs, net of depreciation are as follows:

	June 30,
	2024	December 31,
	(unaudited)	2023
Capitalized tenant improvements – acquisition cost allocation, net	$2,290,127	$2,504,953
Capitalized tenant improvements incurred subsequent to acquisition, net	950,350	898,873

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $125,881 and $262,037 for the three and six months ended June 30, 2024, respectively, and $165,607 and $338,495 for the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2024, the Company recorded $0 and $47,211, respectively, in tenant improvements arising from the acquisition of the Citibank Property.  No such additions were recorded during the three and six months ended June 30, 2023.  During the three and six months ended June 30, 2023, the Company wrote off capitalized tenant improvements of $0 and $8,655, respectively, associated with the tenant that abandoned its premises. No such write offs were recorded during the three and six months ended June 30, 2024.

During the three and six months ended June 30, 2024, the Company recorded $68,323 and $178,952, respectively, in capitalized tenant improvements.  During the three and six months ended June 30, 2023, the Company recorded $112,374 and $489,639, respectively, in capitalized tenant improvements.

Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $63,399 and $127,475 for the three and six months ended June 30, 2024, respectively, and $42,296 and $74,561 for the three and six months ended June 30, 2023, respectively. Depreciation of tenant improvements considered to be lease incentives and recorded as a reduction of rental income was $741 and $1,482 for the three and six months ended June 30, 2024, respectively, and $0 for the three and six months ended June 30, 2023.

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

The Company generally records depreciation of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	June 30, 2024	December 31,
	(unaudited)	2023
Capitalized leasing commissions, net	$747,403	$759,677

During the three and six months ended June 30, 2024, the Company recorded $25,366 and $80,329, respectively, in capitalized leasing commissions. During the three and six months ended June 30, 2023, the Company recorded $53,438 and $144,075, respectively, in capitalized leasing commissions. Depreciation on capitalized leasing commissions was $46,764 and $92,603 for the three and six months ended June 30, 2024, respectively. Depreciation on capitalized leasing commissions was $35,496 and $67,426 for the three and six months ended June 30, 2023, respectively. Additionally, the Company wrote off capitalized leasing commissions of $5,873 associated with a tenant that abandoned its premises during the three and six months ended June 30, 2023. No such write offs were recorded during the three and six months ended June 30, 2024.

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

As of June 30, 2024 and December 31, 2023, assets held for sale and liabilities associated with assets held for sale consisted of the following:

	June 30, 2024	December 31,
	(unaudited)	2023
Investment properties, net	$—	$9,707,154
Total assets held for sale	$—	$9,707,154

	June 30, 2024	December 31,
	(unaudited)	2023
Mortgages payable, net	$—	$9,588,888
Total liabilities associated with assets held for sale	$—	$9,588,888

Sale of Investment Property

On March 13, 2024, the Company sold the Hanover Square Shopping Center Property to an unrelated third party for a sale price of $13.0 million, less credits for repairs of $85,000, resulting in a gain on disposal of investment properties of $2,819,502 reported on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2024. The Company did not report any gain or loss on the disposal of investment properties for the three months ended June 30, 2024 or the three and six months ended June 30, 2023.

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

Operating results of the Hanover Square Shopping Center Property, which are included in continuing operations, are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Retail center property revenues	$—	$328,336	$307,325	$659,773
Total Revenue	—	328,336	307,325	659,773

Operating Expenses
Retail center property operating expenses	4,194	77,591	92,536	166,744
Bad debt expense	13,664	—	13,664	—
Depreciation and amortization	—	78,098	—	154,274
Total Operating Expenses	17,858	155,689	106,200	321,018
Gain on disposal of investment properties	—	—	2,819,502	—
Loss on extinguishment of debt	—	—	(51,837)	—
Operating Income	(17,858)	172,647	2,968,790	338,755
Interest expense	—	172,749	129,248	346,612
Net Income (Loss)	(17,858)	(102)	2,839,542	(7,857)
Less: Net income (loss) attributable to Hanover Square Property noncontrolling interests	(2,857)	(16)	454,327	(1,257)
Less: Net income (loss) attributable to Operating Partnership noncontrolling interests	(2,609)	(1)	121,884	(79)
Net Income (Loss) Attributable to Medalist Common Stockholders	$(12,392)	$(85)	$2,263,331	$(6,521)

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

Citibank Property

On March 28, 2024, the Company completed its acquisition of the Citibank Property, a 4,350 square foot single tenant building on 0.45 acres located in Chicago, Illinois, through a wholly-owned subsidiary, from RMP 3535 N. Central Ave., LLC.  The sole manager and member of RMP 3535 N. Central Ave., LLC is CWS BET Seattle, LP, a Delaware limited partnership, a company controlled and owned by Frank Kavanaugh, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors.  The Citibank Property, built in 1954 and subsequently renovated, was 100% leased to Citibank, NA.  The purchase price for the Citibank Property was $2,400,000 paid through the issuance of 208,695 operating partnership units at a price of $11.50 per operating partnership unit.  The Company’s total investment was $2,444,454.  The Company incurred $44,454 of closing costs which were capitalized and added to the tangible assets acquired.

	NCI Interest in
	Hanover Square		Citibank
	Outparcel		Property		Total
Fair value of assets acquired:
Investment property	$100,891	(a)	$2,298,373	(a)	$2,399,264
Lease intangibles	—		245,837	(b)	245,837
Below market leases	—		(99,756)	(b)	(99,756)
Fair value of net assets acquired	$100,891	(b)	$2,444,454	(c)	$2,545,345

Purchase consideration:
Consideration paid with cash	$100,891	(c)	$44,454	(d)	$145,345
Consideration paid with operating partnership units	—		2,400,000	(e)	2,400,000
Total consideration	$100,891	(d)	$2,444,454	(f)	$2,545,345

NCI Interest in Hanover Square Outparcel

a.	Represents the acquisition cost of the land acquired. Closing costs were allocated and added to the fair value of the tangible assets acquired.
b.	Represents the total acquisition cost of the land acquired at closing.
c.	Represents cash paid for closing costs.
d.	Represents the consideration paid for the acquisition cost of the assets acquired.

Citibank Property

a.	Represents the fair value of the investment property acquired which includes land, buildings, site improvements and tenant improvements. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing costs were allocated and added to the fair value of the tangible assets acquired.
b.	Represents the fair value of lease intangibles. Lease intangibles include leasing commissions, leases in place, below market leases and legal and marketing costs associated with replacing existing leases.
c.	Represents the total fair value of assets and liabilities acquired at closing.
d.	Represents cash paid for closing costs paid at closing or directly by the Company outside of closing.
e.	Represents issuance of 208,695 Operating Partnership Units at $11.50 per Operating Partnership Unit. See Note 7, below.
f.	Represents the consideration paid for the fair value of the assets and liabilities acquired.

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

The Company believes that it has a range of options available to fund the redemption of the mandatorily redeemable preferred stock including using a combination of cash on hand and cash generated from operations for the remaining six months ending December 31, 2024.  In addition to these funding sources, the Company believes that it could generate cash to redeem the mandatorily redeemable preferred stock by issuing a new series of preferred stock or issuing other debt or equity instruments.  There is no assurance that the Company will be able to generate sufficient funding to fund the redemption of the mandatorily redeemable preferred stock.

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

For the following periods during which the mandatorily redeemable preferred stock has been outstanding, the Company has paid a cash dividend on the stock equal to 8% per annum, paid quarterly, as follows:

		Amount
Payment Date	Record Date	per share	For the period
April 27, 2020	April 24, 2020	$0.37	February 19, 2020 - April 27, 2020
July 24, 2020	July 22, 2020	0.50	April 28, 2020 - July 24, 2020
October 26, 2020	October 23, 2020	0.50	July 25, 2020 - October 26, 2020
February 1, 2021	January 29, 2021	0.50	October 27, 2020 - February 1, 2021
April 30, 2021	April 26, 2021	0.50	February 2, 2021 – April 30, 2021
July 26, 2021	July 12, 2021	0.50	May 1, 2021 - July 26, 2021
October 27, 2021	October 25, 2021	0.50	July 27, 2021 – October 26, 2021
January 20, 2022	January 13, 2022	0.50	October 27, 2021 – January 19, 2022
April 21, 2022	April 18, 2022	0.50	January 20, 2022 - April 20, 2022
July 21, 2022	July 18, 2022	0.50	April 21, 2022 - July 20, 2022
October 20, 2022	October 17, 2022	0.50	July 21, 2022 - October 19, 2022
January 27, 2023	January 24, 2023	0.50	October 20, 2022 - January 19, 2023
April 28, 2023	April 25, 2023	0.50	January 20, 2023 - April 20, 2023
November 1, 2023	October 30, 2023	0.50	April 21, 2023 - July 20, 2023
November 1, 2023	October 30, 2023	0.50	July 21, 2023 - October 20, 2023
February 6, 2024	February 2, 2024	0.50	October 21, 2023 - January 20, 2024
April 25, 2024	April 22, 2024	0.50	January 21, 2024 - April 21, 2024
July 26, 2024	July 23, 2024	0.50	April 22, 2024 - July 22, 2024

As of June 30, 2024 and December 31, 2023, the Company recorded $70,004 and $70,004, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock. This amount is reported in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets.

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

Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $65,530 and $129,656 was included in interest expense for the three and six months ended June 30, 2024, respectively, and $60,091 and $118,895 were included in interest expense for the three and six months ended June 30, 2023, respectively, in the accompanying condensed consolidated statements of operations. Accumulated amortization of the discount and deferred financing costs was $962,349 and $832,693 as of June 30, 2024 and December 31, 2023, respectively.

5.      Loans Payable

Mortgages Payable

The Company’s mortgages payables, net consists of the following:

				June 30,
	Monthly	Interest		2024	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2023
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Ashley Plaza (b)	$52,795	3.75%	September 2029	10,595,022	10,708,557
Brookfield Center (c)	$22,876	3.90%	November 2029	4,523,897	4,571,410
Parkway Center (d)	$28,161	Variable	November 2031	4,841,918	4,870,403
Wells Fargo Mortgage Facility (e)	$103,438	4.50%	June 2027	17,724,610	17,939,276
Unamortized issuance costs, net				(519,340)	(566,873)
Total mortgages payable, net				$50,416,107	$50,772,773
(a)	The mortgage loan for the Franklin Square Property bears interest at a fixed rate of 3.808% and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage loan includes covenants for the Company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and for the Company to maintain liquid assets of no less than $1,000,000. As of June 30, 2024 and December 31, 2023, the Company believes that it is compliant with these covenants. The Company has guaranteed the payment and performance of the obligations of the mortgage loan.
(b)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months of its term. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. Effective on December 26, 2023, the Company assumed certain guaranty obligations under the Ashley Plaza Property mortgage loan related to the Guaranty Substitution (see below). These obligations include covenants for the Company to maintain a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property, and for the Company to maintain liquid assets of no less than $1,140,000. As of June 30, 2024 and December 31, 2023, the Company believes that it is compliant with these covenants.
(c)	The mortgage loan for the Brookfield Center Property bears interest at a fixed rate of 3.90% and was interest only for the first twelve months of the term. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. Effective on December 26, 2023, the Company assumed certain guaranty obligations under the Brookfield Center Property mortgage loan related to the Guaranty Substitution (see below). These obligations include covenants for the Company to maintain a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Center Property, and for the Company to maintain liquid assets of no less than $485,000. As of June 30, 2024 and December 31, 2023, the Company believes that it is compliant with these covenants.

(d)	The interest rate for the mortgage loan for the Parkway Property was originally based on ICE LIBOR plus 225 basis points, with a minimum rate of 2.25%. After the discontinuation of LIBOR on June 30, 2023, the ICE LIBOR index was replaced by Term SOFR, with an adjusted margin of 236.44 basis points. Under the terms of the mortgage, the interest rate payable each month shall not change by greater than 1% during any six-month period and 2% during any 12-month period. As of June 30, 2024 and December 31, 2023 the rate in effect for the Parkway Property mortgage was 7.69% and 7.05%, respectively. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule. The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis. As of June 30, 2024 and December 31, 2023, the Company believes that it is compliant with this covenant.
(e)	On June 13, 2022, the Company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property. The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule, is $103,438. The Company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a combined minimum debt yield of 9.5% on the Salisbury Marketplace Property, the Lancer Center Property and the Greenbrier Business Center Property, and the maintenance of liquid assets of not less than $1,500,000. As of June 30, 2024 and December 31, 2023, the Company believes that it is compliant with these covenants.

Guaranty Substitution

Pursuant to the terms of the Termination Agreement, during December 2023, the Company entered into consent agreements with lenders for the Ashley Plaza Property, Brookfield Property, Franklin Square Property and Parkway Property mortgages under which the Company replaced certain guaranty obligations of Messrs. Messier and Elliott.  Under these agreements, the Company assumed guaranties related to environmental waste and acts of fraud, among others, and consented to certain covenants (discussed above) to maintain minimum net worth and liquidity levels.  For the Franklin Square Property mortgage loan, the termination of the Management Agreement was considered an event of default.  Under the consent agreement for the Franklin Square Property mortgage loan, the lender agreed to waive the event of default in exchange for the payment of a $132,500 consent fee, and the Company’s agreement to fully guaranty the Franklin Square Property mortgage loan.  The $132,500 consent fee was recorded as part of the management restructuring fee on the condensed consolidated statement of operations for the year ended December 31, 2023.  No such expenses were recorded for the three and six months ended June 30, 2024 and 2023.

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

Loss on Extinguishment of Debt – Hanover Square Property Mortgage Payable

On March 13, 2024, the Company sold the Hanover Square Shopping Center Property and repaid the mortgage loan for the Hanover Square Property. The Company accounted for the repayment of the mortgage payable under debt extinguishment accounting in accordance with ASC 470. During the six months ended June 30, 2024, the Company recorded a loss on extinguishment of debt of $51,837 consisting of unamortized loan issuance costs. No such loss was recorded during the three months ended June 30, 2024 or three and six months ended June 30, 2023.

Interest rate protection transaction

On October 28, 2021, the Company entered into an interest rate protection transaction to limit its exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property (the “Interest Rate Protection Transaction”).  Under this agreement, the Company’s interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%. Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR.  SOFR was 5.34% and 5.35% as of June 30, 2024 and December 31, 2023, respectively.  In accordance with the guidance on derivatives and hedging, the Company records all derivatives on the balance sheet at fair value under other assets. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of the Interest Rate Protection Transaction is valued by an independent, third-party consultant which uses observable inputs such as yield curves, volatilities and other current market data, all of which are considered Level 2 inputs. As of June 30, 2024 and December 31, 2023, the fair value of the Interest Rate Protection Transaction was $201,853 and $173,715, respectively, and is recorded under other assets on the Company’s condensed consolidated balance sheets. The Company reports changes in the fair value of the derivative in other income on its condensed consolidated statements of operations.

For the period from September 1, 2022 through June 30, 2023, LIBOR, and for the period from July 1, 2023 through June 30, 2024, SOFR exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced the Company’s net interest expense. Payments to the Company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023.

Wells Fargo Line of Credit

On June 13, 2022, the Company, through its wholly-owned subsidiaries, entered into a loan agreement with Wells Fargo Bank for a $1,500,000 line of credit (the “Wells Fargo Line of Credit”).  On May 2, 2023, the Company and Wells Fargo Bank entered into the First Amendment to Revolving Line of Credit Note which extended the maturity date of the Wells Fargo Line of Credit to June 9, 2024.  On June 5, 2024, the Company and Wells Fargo Bank entered into the Second Amendment to Revolving Line of Credit Note which further extended the maturity date of the Wells Fargo Line of Credit to October 7, 2024.  As of June 30, 2024 and December 31, 2023 the Wells Fargo Line of Credit had an outstanding balance of $0 and $1,000,000, respectively.  Outstanding balances on the Wells Fargo Line of Credit will bear interest at a floating rate of 2.25% above daily SOFR.  As of June 30, 2024 and December 31, 2023, SOFR was 5.34% and 5.35%, respectively.  The Wells Fargo Line of Credit is secured by the Lancer Center Property, the Greenbrier Business Center Property and the Salisbury Marketplace Property, is unconditionally guaranteed by the Company, and any outstanding balances are due on the October 7, 2024 maturity date.  The Company is currently in discussions with Wells Fargo to further extend the maturity date of Wells Fargo Line of Credit, but there can be no assurance that it will be successful.

Interest expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the three months ended June 30, 2024
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$127,542	$7,093	$—	$—	$134,635
Ashley Plaza	100,610	4,357	—	—	104,967
Brookfield Center	44,755	2,838	—	—	47,593
Parkway Center	88,021	2,756	(31,113)	—	59,664
Wells Fargo Mortgage Facility	202,361	6,722	—	—	209,083
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	65,530	—	100,000	165,530
Other interest	—	—	—	1,888	1,888
Total interest expense	$563,289	$89,296	$(31,113)	$101,888	$723,360

	For the three months ended June 30, 2023
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$127,542	$7,093	$—	$—	$134,635
Hanover Square	169,527	3,222	—	—	172,749
Ashley Plaza	102,736	4,358	—	—	107,094
Brookfield Center	45,667	2,837	—	—	48,504
Parkway Center	34,336	2,756	(25,655)	—	11,437
Wells Fargo Mortgage Facility	207,176	6,722	—	—	213,898
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	60,091	—	100,000	160,091
Total interest expense	$686,984	$87,079	$(25,655)	$100,000	$848,408

	For the six months ended June 30, 2024
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$255,083	$14,186	$—	$—	$269,269
Hanover Square	129,248	—	—	—	129,248
Ashley Plaza	201,766	8,715	—	—	210,481
Brookfield Center	89,743	5,675	—	—	95,418
Parkway Center	173,696	5,513	(51,900)	—	127,309
Wells Fargo Mortgage Facility	405,959	13,444	—	—	419,403
Wells Fargo Line of Credit	—	—	—	15,144	15,144
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	129,656	—	200,000	329,656
Other interest	—	—	—	4,180	4,180
Total interest expense	$1,255,495	$177,189	$(51,900)	$219,324	$1,600,108

	For the six months ended June 30, 2023
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$253,682	$14,186	$—	$—	$267,868
Hanover Square	340,167	6,445	—	—	346,612
Ashley Plaza	204,869	8,715	—	—	213,584
Brookfield Center	91,058	5,675	—	—	96,733
Parkway Center	81,593	5,513	(44,997)	—	42,109
Wells Fargo Mortgage Facility	413,215	13,444	—	—	426,659
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	118,895	—	200,000	318,895
Total interest expense	$1,384,584	$172,873	$(44,997)	$200,000	$1,712,460

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of June 30, 2024
	(unaudited)			As of December 31, 2023
			Accumulated			Accumulated
			amortization of			amortization
	Accrued		capitalized	Accrued		of capitalized
	interest		issuance costs	interest		issuance costs
Franklin Square	$42,046		$73,294	$43,448		$59,108
Hanover Square	—		—	55,755		71,696
Ashley Plaza	33,109		84,254	34,580		75,539
Brookfield Center	—		53,919	—		48,244
Parkway Center	31,044		29,403	28,614		23,890
Wells Fargo Mortgage Facility	—		53,775	—		40,331
Amortization and accrued preferred stock dividends on mandatorily redeemable preferred stock	70,004	(1)	962,349	70,004	(1)	832,693
Total	$176,203		$1,256,994	$232,401		$1,151,501
(1)	Recorded as accrued interest under accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of June 30, 2024 are as follows:

Mortgages Payable
For the remaining six months ending December 31, 2024	$412,410
2025	1,091,821
2026	1,139,977
2027	17,277,915
2028	721,180
Thereafter	30,292,144
Total principal payments and debt maturities	50,935,447
Less unamortized issuance costs	(519,340)
Net principal payments and debt maturities	$50,416,107

6.      Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of June 30, 2024 are as follows:

For the remaining six months ending December 31, 2024	$3,659,940
2025	6,791,108
2026	5,038,388
2027	4,106,453
2028	3,363,181
Thereafter	7,261,240
Total minimum rents	$30,220,310

7.      Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 Common Shares, and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned an 82.68% and 98.81% interest in the Operating Partnership as of June 30, 2024 and December 31, 2023, respectively.  Limited partners in the Operating Partnership who have held their Operating Partnership Units for one year or longer have the right to redeem their common Operating Partnership Units for cash or, at the REIT’s option, Common Shares at a ratio of one Operating Partnership Unit for one common share. Under the Agreement of Limited Partnership, distributions to Operating Partnership Unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per Operating Partnership Unit as dividends per share are paid to the REIT’s holders of Common Shares.

Completion of 1-for-8 Reverse Stock Split

On May 3, 2023, the Company completed a reverse stock split of its Common Shares, and a corresponding adjustment to the outstanding common Operating Partnership Units of the Operating Partnership, at a ratio of 1-for-8 (the “2023 Reverse Stock Split”). The 2023 Reverse Stock Split automatically converted every eight Common Shares then outstanding into one Common Share.

Common Shares and Operating Partnership Units Outstanding

As of June 30, 2024 and December 31, 2023, there were 1,352,509 and 1,112,751 Operating Partnership Units outstanding, respectively, with the REIT owning 1,118,315 and 1,109,405 of these Operating Partnership Units, respectively. As of June 30, 2024 and December 31, 2023, the remaining 234,194 and 13,346 Operating Partnership Units, respectively, are held by noncontrolling, limited partners.  As of June 30, 2024 and December 31, 2023, there were 6,150 Operating Partnership Units and 13,346 Operating Partnership Units, respectively, held by noncontrolling, limited partners that were eligible for conversion to Common Shares.  As of June 30, 2024 and December 31, 2023, respectively, there were 1,118,315 and 1,109,405 Common Shares of the REIT outstanding, respectively.

2018 Equity Incentive Plan

The Company’s 2018 Equity Incentive Plan (the “Equity Incentive Plan”) was adopted by the Board on July 27, 2018 and approved by the Company’s stockholders on August 23, 2018. The Equity Incentive Plan permits the grant of stock options, stock appreciation rights, stock awards, performance units, incentive awards and other equity-based awards (including LTIP units of the Company’s Operating Partnership) to its employees or an affiliate (as defined in the Equity Incentive Plan) of the Company and for up to the greater of (i) 15,000 Common Shares and (ii) eight percent (8)% of the number of fully diluted shares of the Company’s Common Shares (taking into account interests in the Operating Partnership that may become convertible into Common Shares).

On January 18, 2024, the Compensation Committee approved a grant of 7,637 Common Shares to the Company’s five independent directors, a grant of 1,273 Common Shares to a consultant of the Company and a grant of 19,348 Operating Partnership Units to the Company’s President and CEO, under the Equity Incentive Plan. The effective date of the grants was January 18, 2024. The Common Shares granted vested immediately and are unrestricted.  The Operating Partnership Units granted vested immediately but are not convertible to Common Shares until January 18, 2025.  However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares and Operating Partnership Units vested immediately, the fair value of the grants, or $277,500, was recorded to share based compensation expense on the Company’s condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

On each January 1 during the term of the Equity Incentive Plan, the maximum number of Common Shares that may be issued under the Equity Incentive Plan will increase by eight percent (8%) of any additional Common Shares or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of Common Shares, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of any adjustment subsequent to January 1, 2020. During the year ended December 31, 2023, no shares were issued under the Equity Incentive Plan so no adjustment was made as of January 1, 2024, and the shares available for issuance under the Equity Incentive Plan remained at 30,706 shares.  As of June 30, 2024, there are 2,447 shares available for issuance under the Equity Incentive Plan.

Earnings Per Share

Basic earnings per share for the Common Shares is calculated by dividing (loss) income from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common stockholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of June 30, 2024 and 2023, respectively, 6,150 and 13,346 Operating Partnership Units held by noncontrolling, limited partners were eligible to be converted, on a one-to-one basis, into Common Shares. For the three months ended June 30, 2024 and the three and six months ended June 30, 2023, the Operating Partnership Units and the equivalent Common Shares attributable to the conversion of the Operating Partnership Units have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.  However, for the six months ended June 30, 2024, the Operating Partnership Units and the equivalent Common Shares attributable to the conversion of the Operating Partnership Units have been included in the diluted earnings per share calculation.

The Company's earnings (loss) per common share is determined as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted shares outstanding
Weighted average Common Shares – basic	1,118,315	1,109,586	1,117,453	1,109,744
Effect of conversion of Operating Partnership Units	6,150	13,346	6,150	13,346
Weighted average Common Shares – diluted	1,124,465	1,122,932	1,123,603	1,123,090

Calculation of loss per share – basic and diluted
Net loss attributable to common stockholders	$(521,702)	$(877,664)		$(2,098,959)
Weighted average Common Shares – basic and diluted	1,118,315	1,109,586		1,109,744
Loss per share – basic and diluted	$(0.47)	$(0.79)		$(1.89)

Calculation of earnings per share – basic
Net income attributable to common stockholders			$835,696
Weighted average Common Shares – basic			1,117,453
Earnings per share – basic			$0.75

Calculation of earnings per share – diluted
Net income attributable to common stockholders			$835,696
Weighted average Common Shares – diluted			1,123,603
Earnings per share – diluted			$0.75

Dividends and Distributions

During the three and six months ended June 30, 2024, dividends in the amount of $0.04 and $0.06, respectively, per share were paid on February 6, 2024, to stockholders of record on February 2, 2024 and on April 28, 2024 to stockholders of record on April 22, 2024.  During the three and six months ended June 30, 2023, dividends in the amount of $0.16 and $0.32, respectively, per share were paid on January 27, 2023, to stockholders of record on January 24, 2023 and on April 28, 2023 to stockholders of record on April 24, 2023.  Total dividends and distributions to noncontrolling interests paid during three and six months ended June 30, 2024 and 2023, respectively, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Common stockholders (dividends)	$44,733	$177,584	$67,074	$354,394
Hanover Square Property noncontrolling interest (distributions)	28,800	16,000	508,656	16,000
Parkway Property noncontrolling interest (distributions)	16,200	—	24,300	—
Operating Partnership Unit holders (distributions)	9,422	2,136	10,075	4,271
Total dividends and distributions	$99,155	$195,720	$610,105	$374,665

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in South Carolina, North Carolina and Virginia, which represented approximately 99% of the total annualized base revenues of the properties in its portfolio as of June 30, 2024. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

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

As of June 30, 2024 and December 31, 2023, all of the Company’s long-term debt either bore interest at fixed rates or was capped to a fixed rate. The Company’s debt obligations are more fully described in Note 5, Loans Payable, above.

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

Staffing Agreement

The Company has entered into a staffing agreement dated November 13, 2023 (the “Staffing Agreement”) with Gunston Consulting, LLC (the “Consultant”) to employ staff on behalf of the Company.  The Consultant’s sole member is C. Brent Winn, Jr., the Company’s Chief Financial Officer.  Under the Staffing Agreement, the Company reimburses the Consultant for any approved employee’s salary, payroll taxes and benefits, including health insurance and retirement benefits, and related expenses. All expenses are reimbursed at cost and without markup.

10.      Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. For the three and six months ended June 30, 2024 and 2023, respectively, the Company had the following reportable segments:  retail center properties, flex center properties and STNL properties. During the periods presented, there have been no material intersegment transactions.

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

The following table presents property operating revenues, expenses and NOI by product type:

	For the three months ended June 30,
	Retail center properties		Flex center properties		STNL properties		Total
	2024	2023	2024	2023	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$1,539,792	$1,847,484	$667,235	$612,132	$94,129	$56,285	$2,301,156	$2,515,901
Operating expenses	391,563	517,583	184,113	178,164	7,801	7,750	583,477	703,497
Bad debt expense (recovery)	13,664	16,370	(5,500)	707	—	—	8,164	17,077
Net operating (loss) income	$1,134,565	$1,313,531	$488,622	$433,261	$86,328	$48,535	$1,709,515	$1,795,327

	For the six months ended June 30,
	Retail center properties		Flex center properties		STNL properties		Total
	2024	2023	2024	2023	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$3,389,409	$3,682,857	$1,331,302	$1,181,429	$152,084	$112,591	$4,872,795	$4,976,877
Operating expenses	819,822	1,030,470	328,786	354,901	15,509	15,478	1,164,117	1,400,849
Bad debt expense	13,664	16,495	8,556	27,704	—	—	22,220	44,199
Net operating income	$2,555,923	$2,635,892	$993,960	$798,824	$136,575	$97,113	$3,686,458	$3,531,829

11.      Subsequent Events

As of August 9, 2024, the following events have occurred subsequent to the June 30, 2024 effective date of the condensed consolidated financial statements:

Completion of 1-for-10 Reverse Stock Split and 5-for-1 Forward Stock Split

On July 2, 2024, the Company completed the previously announced reverse stock split of shares of its Common Shares, and a corresponding adjustment to the outstanding common units of the Operating Partnership at a ratio of 1-for-10 (the “2024 Reverse Stock Split”). The 2024 Reverse Stock Split took effect at 5:00 p.m. Eastern Time on July 2, 2024 (the “2024 Reverse Stock Split Effective Time”) and automatically converted every ten Common Shares outstanding at that time into one Common Share.

The 2024 Reverse Stock Split affected all holders of Common Shares uniformly and did not affect any common stockholder’s percentage ownership interest in the Company, except for de minimis changes as a result of the elimination of fractional shares, as described below. Holders of Common Shares were not required to take any action as a result of the 2024 Reverse Stock Split. Their accounts were automatically adjusted to reflect the number of shares owned.

Also on July 2, 2024, and immediately following the 2024 Reverse Stock Split, the Company completed the previously announced forward stock split of its Common Shares, and a corresponding adjustment to the outstanding common units of the Operating Partnership, at a ratio of 5-for-1 (the “Forward Stock Split” and, together with the 2024 Reverse Stock Split, the “Stock Splits”). The Forward Stock Split took effect at 5:01 p.m. Eastern Time on July 2, 2024 (the “Forward Stock Split Effective Time”) and automatically converted every one share of Common Stock outstanding at that time into five  shares of Common Stock.

The Forward Stock Split affected all holders of Common Stock uniformly and did not affect any common stockholder’s percentage ownership interest in the Company.

For stockholders of record, no fractional shares were issued in connection with the 2024 Reverse Stock Split. Instead, each stockholder that otherwise would have received fractional shares received, in lieu of such fractional shares, cash in an amount equal to the applicable fraction multiplied by the closing price of the Common Shares on Nasdaq on July 2, 2024 (as adjusted for the 2024 Reverse Stock Split).   For beneficial stockholders, fractional shares resulting from the 2024 Reverse Stock Split were retained and applied to the Forward Stock Split.  Any fractional shares remaining after the Forward Stock Split were retired for cash in an amount equal to the applicable fraction multiplied by the closing price of the Common Shares on Nasdaq on July 2, 2024 (as adjusted for the 2024 Reverse Stock Split).

At the 2024 Reverse Stock Split Effective Time and the Forward Stock Split Effective Time, the aggregate number of Common Shares available for awards under the Company’s 2018 Equity Incentive Plan and the terms of outstanding awards were ratably adjusted to reflect the 2024 Reverse Stock Split and the Forward Stock Split, respectively.

Trading of the Common Shares on Nasdaq commenced on a split-adjusted basis on July 3, 2024 under the existing trading symbol “MDRR.” The new CUSIP number for the Common Shares following the Stock Splits is 58403P402.

The effect of the 2024 Reverse Stock Split and the Forward Stock Split are retroactively applied in the accompanying condensed consolidated financial statements and these Notes to Unaudited Condensed Consolidated Financial Statements.

Common Stock Dividend

On July 26, 2024, a dividend in the amount of $0.05 per share was paid to common stockholders and Operating Partnership Unit holders of record on July 23, 2024.

Mandatorily Redeemable Preferred Stock Dividend

On July 26, 2024, a dividend in the amount of $0.50 per share was paid to mandatorily redeemable preferred stockholders of record on July 23, 2024 for the period from April 22, 2024 through July 23, 2024.

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

As of June 30, 2024, our company owns four retail center properties consisting of (i) the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), (ii) the Ashley Plaza Shopping Center, a 156,012 square foot retail property located in Goldsboro, North Carolina (the “Ashley Plaza Property”), (iii) the Lancer Center, a 181,590 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), and (iv) the Salisbury Marketplace Shopping Center, a 79,732 square foot retail property located in Salisbury, North Carolina (the “Salisbury Marketplace Property”).  On March 13, 2024, our company, and its tenant in common partner, sold the Shops at Hanover Square North, a 73,440 square foot retail property located in Mechanicsville, Virginia (the “Hanover Square Shopping Center Property”). Our company owned 84% of the Hanover Square Shopping Center Property as a tenant in common with a noncontrolling owner which owned the remaining 16% interest.  Our company and its tenant in common partner retained ownership of the 0.86 acre outparcel (the “Hanover Square Outparcel”).  On March 25, 2024, our company purchased its tenant in common partner’s 16% interest in the Hanover Square Outparcel (see Note 3 of the accompanying notes to the condensed consolidated financial statements).

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

Our company also owns three undeveloped parcels which are currently being marketed for use as STNL properties including (i) an outparcel at its Lancer Center Property consisting of approximately 1.80 acres (the “Lancer Outparcel”), (ii) an outparcel at its Salisbury Marketplace Property consisting of approximately 1.20 acres (the “Salisbury Outparcel”) (the exact size of the Lancer Outparcel and Salisbury Outparcel will not be determined until a user is identified), and (iii) the Hanover Square Outparcel consisting of 0.86 acres located adjacent to the Hanover Square Shopping Center.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have investments. As of June 30, 2024 our reportable segments were retail center properties, flex center properties and STNL properties.

Recent Trends and Activities

Sale of the Hanover Square Shopping Center Property

On March 13, 2024, our company sold the Hanover Square Shopping Center Property to an unrelated third party for a sale price of $13.0 million, less credits for repairs of $85,000, resulting in a gain on disposal of investment properties of $2,819,502 reported on our Company’s condensed consolidated statement of operations for the six months ended June 30, 2024. Our company did not report any gain or loss on the disposal of investment properties for the three months ended June 30, 2024 or for the three and six months ended June 30, 2023.

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

Acquisition of the Citibank Property

On March 28, 2024, our company completed its acquisition of the Citibank Property, a 4,350 square foot single tenant building on 0.45 acres located in Chicago, Illinois, through a wholly-owned subsidiary.  The Citibank Property, built in 1954 and subsequently renovated, was 100% leased to Citibank, NA.  The purchase price for the Citibank Property was $2,400,000 paid through the issuance of 208,695 Operating Partnership Units at a price of $11.50 per Operating Partnership Unit.  Our company’s total investment was $2,444,454.  Our company incurred $44,454 of closing costs which were capitalized and added to the tangible assets acquired.

Wells Fargo Line of Credit

On June 13, 2022, our company, through its wholly-owned subsidiaries, entered into a loan agreement with Wells Fargo Bank for a $1,500,000 line of credit (the “Wells Fargo Line of Credit”).  As of June 30, 2024 and December 31, 2023, the Wells Fargo Line of Credit had an outstanding balance of $0 and $0, respectively.  Outstanding balances on the Wells Fargo Line of Credit will bear interest at a floating rate of 2.25% above daily SOFR.  As of June 30, 2024 and December 31, 2023, SOFR was 5.34% and 5.35%, respectively. The Wells Fargo Line of Credit has a one-year, renewable term, is unconditionally guaranteed by our company, and any outstanding balances are secured by the Lancer Center Property, the Greenbrier Business Center Property and the Salisbury Marketplace Property.   On May 2, 2023, our company and Wells Fargo Bank entered into the First Amendment to Revolving Line of Credit Note which extended the maturity date of the Wells Fargo Line of Credit to June 9, 2024.  On June 5, 2024, our company and Wells Fargo Bank entered into the Second Amendment to Revolving Line of Credit Note which further extended the maturity date of the Wells Fargo Line of Credit to October 7, 2024.  Our company is currently in discussions with Wells Fargo to further extend the maturity date of the Wells Fargo Line of Credit, but there can be no assurance that we will be successful.  We plan to continue to use the Wells Fargo Line of Credit for general working capital needs and to help fund future acquisitions.

Common stock grants under the 2018 Equity Incentive Plan

On January 18, 2024, the Compensation Committee approved a grant of 7,637 Common Shares to our company’s five independent directors, a grant of 1,273 Common Shares to a consultant of our company and a grant of 38,697 Operating Partnership Units to our company’s President and CEO, under the Equity Incentive Plan. The effective date of the grants was January 18, 2024. The Common Shares granted vested immediately and are unrestricted.  The Operating Partnership Units granted vest immediately but are not convertible to Common Shares until January 18, 2025.  However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares and Operating Partnership Units vested immediately, the fair value of the grants, or $277,500, was recorded to share based compensation expense on our company’s condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of our company’s Common Shares on the effective date of the grant.

Financing Activities

Mortgages payable

Our company financed its acquisitions of its investment properties through mortgages, as follows:

				Balance
				June 30,
	Monthly	Interest		2024	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2023
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Ashley Plaza (b)	$52,795	3.75%	September 2029	10,595,022	10,708,557
Brookfield Center (c)	$22,876	3.90%	November 2029	4,523,897	4,571,410
Parkway Center (d)	$28,161	Variable	November 2031	4,841,918	4,870,403
Wells Fargo Mortgage Facility (e)	$103,438	4.50%	June 2027	17,724,610	17,939,276
Total mortgages payable				$50,935,447	$51,339,646

Amounts presented do not reflect unamortized loan issuance costs.

(a)	The mortgage loan for the Franklin Square Property in the principal amount of $13,250,000 has a ten-year term and matures on December 6, 2031. The mortgage loan bears interest at a fixed rate of 3.808% and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage includes covenants for our company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and to maintain liquid assets of no less than $1,000,000. As of June 30, 2024 and December 31, 2023, respectively, our company believes that we are compliant with these covenants. Our company has guaranteed the payment and performance of the obligations of the mortgage loan.
(b)

The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.  Effective on December 26, 2023, our company assumed certain guaranty obligations under the Ashley Plaza Property mortgage loan related to the Guaranty Substitution (see below).  These obligations include covenants for our company to maintain a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property and for our company to maintain liquid assets of no less than $1,140,000. As of June 30, 2024 and December 31, 2023, respectively, our company believes that we are compliant with these covenants.

(c)

The mortgage loan for the Brookfield Center Property bears interest at a fixed rate of 3.90% and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.  Effective on December 26, 2023, our company assumed certain guaranty obligations under the Brookfield Center Property mortgage loan related to the Guaranty Substitution (see below).  These obligations include covenants for our company to maintain a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Center Property and for our company to maintain liquid assets of no less than $485,000. As of June 30, 2024 and December 31, 2023, respectively, our company believes that we are compliant with these covenants.

(d)

The interest rate for the mortgage loan for the Parkway Property was originally based on ICE LIBOR plus 225 basis points, with a minimum rate of 2.25%.  After the discontinuation of LIBOR on June 30, 2023, the ICE LIBOR index was replaced by Term SOFR, with an adjusted margin of 236.44 basis points.  Under the terms of the mortgage, the interest rate payable each month may not change by greater than 1% during any six-month period and 2% during any 12-month period.  As of June 30, 2024 and December 31, 2023 the rate in effect for the Parkway Property mortgage was 7.69% and 7.05%, respectively.  The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule.  The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis.  As of June 30, 2024 and December 31, 2023, respectively, our company believes that we are compliant with this covenant.

On October 28, 2021, our company entered into the Interest Rate Protection Transaction to limit our exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property. Under this agreement, our interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%.  Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR.  For the period from September 1, 2022 through June 30, 2024, the applicable index (LIBOR or SOFR), exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced our company’s net interest expense.  Payments to our company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on our company’s condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023, respectively.

(e)

On June 13, 2022, our company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500.  The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property.  The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term.  The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five -year amortization schedule, is $103,438.  Our company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility.  The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis and a minimum debt yield of 9.5% on the Salisbury Marketplace Property, the Lancer Center Property and the Greenbrier Business Center Property, and to maintain liquid assets of not less than $1,500,000.  As of June 30, 2024 and December 31, 2023, respectively, our company believes that we are compliant with these covenants.

Our company financed its acquisitions of its assets held for sale through mortgages, which as of December 31, 2023 were recorded as mortgages payable, net, associated with assets held for sale, on our condensed consolidated balance sheets.  Our company sold the Hanover Square Shopping Center Property on March 13, 2024 and repaid the mortgage payable.

	Monthly	Interest		June 30, 2024	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2023
Hanover Square (a)	$78,098	6.94%	December 2027	$—	$9,640,725
Total mortgages payable associated with assets held for sale				$—	$9,640,725

Amounts presented do not reflect unamortized loan issuance costs.

(a)	The mortgage loan for the Hanover Square Property bore interest at a fixed rate of 4.25% until January 1, 2023, when the interest rate adjusted to a fixed rate of 6.94%, which was determined by adding 3.00% to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25%. As a result of the interest rate change, as of February 1, 2023, the fixed monthly payment of $56,882 increased to $78,098 which includes interest at the fixed rate, and principal, based on a twenty-five -year amortization schedule. On March 13, 2024, our company sold the Hanover Square Shopping Center Property and repaid the mortgage loan for the Hanover Square Property.

Off-Balance Sheet Arrangements

As of June 30, 2024 and December 31, 2023, we have no off-balance sheet arrangements.

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

Upon the adoption of ASC No. 842, our company has elected the practical expedient permitting lessors to elect by class of underlying asset to not separate non-lease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC No. 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. Our company assessed the criteria above with respect to our operating leases and determined that they qualify for the non-separation practical expedient. As a result, we have accounted for and presented the revenues from these leases, including tenant reimbursements, as a single line item on our condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023.

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

Cash Flows

At June 30, 2024, our consolidated cash and restricted cash on hand totaled $5,464,542 compared to consolidated cash on hand of $3,809,605 at December 31, 2023. Cash from operating activities, investing activities and financing activities for the six months ended June 30, 2024 are as follows:

Operating Activities

During the six months ended June 30, 2024, our cash provided by operating activities was $1,271,084 compared to cash provided by operating activities of $862,923 for the six months ended June 30, 2023, an increase in cash provided by operating activities of $408,161.

Cash flows from operating activities has two components. The first component consists of net operating loss adjusted for non-cash operating activities. During the six months ended June 30, 2024, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $1,021,497.  During the six months ended June 30, 2023, operating activities adjusted for non-cash items resulted in net cash used in operating activities of $334,789.  The increase of $686,708 in cash flows from operating activities for the six months ended June 30, 2024 was a result of improved net operating income from our investment properties and reduced management restructuring expenses of $393,425.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations.  During the six months ended June 30, 2024, net changes in asset and liability accounts resulted in $249,587 in cash provided by operations. During the six months ended June 30, 2023, net changes in asset and liability accounts resulted in $528,134 in cash provided by operations. This decrease of $278,547 in cash provided by operations resulting from changes in assets and liabilities is a result of decreased changes in accounts payable and accrued liabilities of $408,402 and decreased changes in rent and other receivables, net, of $22,467, offset by increased changes in other assets of $123,961 and increased changes in unbilled rent of $28,361.

The net of (i) the $1,021,497 increase in cash provided by operations from the first category and (ii) the $249,587 cash provided by operations from the second category results in a total increase of cash provided by operations of $1,271,084 for the six months ended June 30, 2024.

Investing Activities

During the six months ended June 30, 2024, our cash provided by investing activities was $2,605,078, compared to cash used in investing activities of $740,959 during the six months ended June 30, 2023, an increase in cash provided by investing activities of $3,346,037.

During the six months ended June 30, 2024, cash provided by investing activities consisted of $3,110,149 in cash received from the disposal of investment properties, offset by $145,345 in investment property acquisitions, including $100,891 in cash paid for the acquisition of the noncontrolling owner’s 16% interest in the Hanover Square Outparcel and $44,454 paid in cash for closing costs related to the Citibank Property acquisition, and $359,726 in capitalized expenditures, including $68,500 in building improvements, $2,300 in site improvements, $80,329 in leasing commissions and $208,597 in capitalized tenant improvements.  During the six months ended June 30, 2023, cash used in investing activities consisted of $740,959 in capitalized expenditures, including $185,921 in building improvements, $11,323 in site improvements, $140,076 in capitalized leasing commissions, and $399,639 in capitalized tenant improvements.

The non-cash investing activity for the six months ended June 30, 2024 that did not affect our cash provided by investing activities, was the issuance of $2,400,000 in Operating Partnership Units for the acquisition of the Citibank Property.  The non-cash investing activity for the six months ended June 30, 2023 was the accrual of capital expenditures of $90,000.

Financing Activities

During the six months ended June 30, 2024, our cash used by financing activities was $2,221,225 compared to cash used by financing activities of $977,118 during the six months ended June 30, 2023, an increase in cash used by financing activities of $1,244,107.  During the six months ended June 30, 2024, our cash used by financing activities consisted of $1,000,000 to repay the line of credit, short term, $533,894 in principal payments for our company’s mortgages, $610,105 in dividends and distributions and $77,226 for the Operating Partnership Unit redemption.  During the six months ended June 30, 2023, cash used in financing activities consisted of $597,454 for mortgage debt principal payments, $374,665 for dividends and distributions and $4,999 for the retirement of fractional shares resulting from the 2024 Reverse Stock Split.

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

The primary, non-operating liquidity needs of our company are $5,000,000 to redeem our mandatorily redeemable preferred stock in February, 2025, $67,625 to pay the dividends and distributions to our common stockholders and Operating Partnership Unit holders, $100,000 to pay the dividends to holders of our mandatorily redeemable preferred stock that were declared on July 5, 2024 and payable on July 26, 2024 to holders of record on July 23, 2024, and $412,410 in principal payments due on our mortgages payable during the remaining six months ending December 31, 2024.  In addition to liquidity required to fund these dividends and principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. Our company plans to pay these obligations through a combination of cash on hand, potential dispositions and operating cash.

To meet these future liquidity needs, our company has the following resources:

•	$3,826,475 in unrestricted cash as of June 30, 2024;
●	$1,638,067 held in lender reserves for the purposes of tenant improvements, leasing commissions, real estate taxes and insurance premiums;
•	Our company’s $1,500,000 line of credit with Wells Fargo Bank, which has an available balance of $1,500,000 as of June 30, 2024, and which matures on October 7, 2024; and

•	Cash generated from operations during the remaining six months ending December 31, 2024, if any.

Results of Operations

Three months ended June 30, 2024

Revenues

Total revenue was $2,301,156 for the three months ended June 30, 2024, consisting of $1,539,792 in revenues from retail center properties, $667,235 from flex center properties and $94,129 from STNL properties. Total revenues for the three months ended June 30, 2024 decreased by $214,745 over the three months ended June 30, 2023, resulting from reduced revenues from the sale of the Hanover Square Property, but offset by increased revenues from flex center properties and STNL properties.

	For the three months ended
	June 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Revenues
Retail center properties	$1,539,792	$1,847,484	$(307,692)
Flex center properties	667,235	612,132	55,103
Single tenant net lease properties	94,129	56,285	37,844
Total Revenues	$2,301,156	$2,515,901	$(214,745)

Revenues from retail center properties were $1,539,792 for the three months ended June 30, 2024, a decrease of $307,692 from retail center property revenues for the three months ended June 30, 2023.  Increased revenues of $19,999 from the Franklin Square Property and $21,986 from the Lancer Center Property due to new leasing activity and increasing rents, were offset by reduced revenues of $7,904 from the Ashley Plaza Property, and $13,437 from the Salisbury Marketplace Property, due to reduced occupancy, and reduced revenues of $328,336 due to the sale of the Hanover Square Property on March 13, 2024.

	For the three months ended
	June 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Retail Center Properties
Franklin Square Property	$621,315	$601,316	$19,999
Hanover Square Property	—	328,336	(328,336)
Ashley Plaza Property	367,040	374,944	(7,904)
Lancer Center Property	327,622	305,636	21,986
Salisbury Property	223,815	237,252	(13,437)
	$1,539,792	$1,847,484	$(307,692)

Revenues from flex center properties were $667,235 for the three months ended June 30, 2024, an increase of $55,103 over revenues from flex center properties for the three months ended June 30, 2023.  Revenues from the Parkway Property increased by $3,550 and the Greenbrier Business Center Property by $48,023, both due to new leasing activity, and revenues increased from the Brookfield Center Property by $3,530 due to general rent increases.

	For the three months ended
	June 30,
	2024	2023
	(unaudited)	(unaudited)	Increase
Flex Center Properties
Brookfield Center Property	$214,005	$210,475	$3,530
Greenbrier Business Center Property	254,206	206,183	48,023
Parkway Center Property	199,024	195,474	3,550
	$667,235	$612,132	$55,103

Revenues from STNL properties were $94,129 for the three months ended June 30, 2024, an increase of $37,844 from revenues from STNL properties for the three months ended June 30, 2023, due to a lease escalation for the T-Mobile Property and the acquisition of the Citibank Property.

	For the three months ended
	June 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Single Tenant Net Lease Properties
East Cost Wings Property (Ashley Plaza)	$26,487	$26,628	$(141)
T-Mobile Property (Ashley Plaza)	29,943	29,657	286
Citibank Property	37,699	—	37,699
	$94,129	$56,285	$37,844

Operating Expenses

Total operating expenses were $2,085,381 for the three months ended June 30, 2024, consisting of $405,227 in expenses from retail center properties, $178,613 in expenses from flex center properties, $7,801 in expenses from the STNL properties, $286,496 in legal, accounting and other professional fees, $213,945 in corporate general and administrative expenses, and $993,299 in depreciation and amortization.

	For the three months ended
	June 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Operating Expenses
Retail center properties (1)	$405,227	$533,953	$(128,726)
Flex center properties (2)	178,613	178,871	(258)
Single tenant net lease properties	7,801	7,750	51
Total Investment Property Operating Expenses	591,641	720,574	(128,933)
Legal, accounting and other professional fees (3)	286,496	465,072	(178,576)
Corporate general and administrative expenses	213,945	85,170	128,775
Management restructuring expenses	—	151,975	(151,975)
Loss on impairment	—	14,116	(14,116)
Depreciation and amortization	993,299	1,153,250	(159,951)
Total Operating Expenses	$2,085,381	$2,590,157	$(504,776)

(1)	Includes bad debt expense of $13,664 and $16,370 for the three months ended June 30, 2024 and 2023, respectively.
(2)

Includes a recovery of bad debt expense of $5,500 that was recorded in a prior period and collected during the three months ended June 30, 2024, and bad debt expense of $707 for the three months ended June 30, 2023.

(3)

Includes $206,516 and $142,279 in expenses paid to the Consultant pursuant to the initial Consulting Agreement and subsequent Staffing Agreement for the three months ended June 30, 2024 and 2023, respectively.

Operating expenses from retail center properties were $405,227 for the three months ended June 30, 2024, a decrease of $128,726 from retail center property operating expenses for the three months ended June 30, 2023.  Decreased operating expenses in all of the Company’s properties, including $35,745 from the Salisbury Property, $16,168 from the Franklin Square Property, and $18,580 from the Lancer Center Property, primarily from the elimination of the asset management fees paid by the properties to our company’s former Manager, and $59,733 resulting from the sale of the Hanover Square Property, were offset by an increase of $1,500 from the Ashley Plaza Property.

	For the three months ended
	June 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Retail Center Properties
Franklin Square Property	$172,343	$188,511	$(16,168)
Hanover Square Property (1)	17,858	77,591	(59,733)
Ashley Plaza Property	79,924	78,424	1,500
Lancer Center Property	91,469	110,049	(18,580)
Salisbury Property (2)	43,633	79,378	(35,745)
Total	$405,227	$533,953	$(128,726)

(1)Includes bad debt expense of $13,664 and $0 for the three months ended June 30, 2024 and 2023, respectively.

(2)	Includes bad debt expense of $0 and $16,370 for the three months ended June 30, 2024 and 2023, respectively.

Operating expenses from flex center properties were $178,613 for the three months ended June 30, 2024, a decrease of $258 over flex center property operating expenses for the three months ended June 30, 2023 due to decreased operating expenses from the Greenbrier Business Center Property of $1,035, and from the Brookfield Center Property of $1,200, offset by increased operating expenses from the Parkway Property of $1,977.

	For the three months ended
	June 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Flex Center Properties
Brookfield Center Property	$68,339	$69,539	$(1,200)
Greenbrier Business Center Property (1)	63,178	64,213	(1,035)
Parkway Center Property	47,096	45,119	1,977
	$178,613	$178,871	$(258)

(1)	Includes a recovery of bad debt expense of $5,500 that was recorded in a prior period and collected during the three months ended June 30, 2024, and bad debt expense of $707 for the three months ended June 30, 2023.

Operating expenses from STNL properties were $7,801 for the three months ended June 30, 2024, an increase of $51 from operating expenses from STNL properties for the three months ended June 30, 2023, due to decreased operating expenses of $39 from the T-Mobile Property offset by increased operating expenses of $90 for the East Coast Wings Property.

	For the three months ended
	June 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Single Tenant Net Lease Properties
East Cost Wings Property (Ashley Plaza)	$3,719	$3,629	$90
T-Mobile Property (Ashley Plaza)	4,082	4,121	(39)
Citibank Property	—	—	—
	$7,801	$7,750	$51

Operating Income (Loss)

Operating income for the three months ended June 30, 2024 was $215,776, an increase of $290,032 from the operating loss of $74,256 for the three months ended June 30, 2023. This increase was a result of increased investment property operating income of $85,812, decreased legal, accounting and other professional fees of $178,576, decreased management restructuring expenses of $151,975, decreased loss on impairment of $14,116, and decreased depreciation and amortization expenses of $159,951, offset by increased corporate general and administrative expenses of $128,774.

Interest Expense

Interest expense was $723,360 and $848,408 for the three months ended June 30, 2024 and 2023, respectively, as follows:

	For the three months ended
	June 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Franklin Square	$134,635	$134,635	$—
Hanover Square	—	172,749	(172,749)
Ashley Plaza	104,967	107,094	(2,127)
Brookfield Center	47,593	48,504	(911)
Parkway Center	59,664	11,437	48,227
Wells Fargo Mortgage Facility	209,083	213,898	(4,815)
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	165,530	160,091	5,439
Other interest	1,888	—	1,888
Total interest expense	$723,360	$848,408	$(125,048)

Total interest expense for the three months ended June 30, 2024 decreased by $125,048 over the three months ended June 30, 2023. This decrease was a result of decreased interest of $172,749 from the sale of the Hanover Square Shopping Center Property, decreased interest expense from each of the Ashley Plaza mortgage of $2,127, the Brookfield mortgage of $911, and the Wells Fargo Mortgage Facility of $4,815, offset by increased interest from the Parkway Mortgage of $48,227, increased amortization and preferred dividends on the Company’s mandatorily redeemable preferred stock of $5,439, and increased other interest of $1,888.  Interest expense above includes non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock. See Note 5 of the accompanying notes to the condensed consolidated financial statements.

Other Income

During the three months ended June 30, 2024, other income was $16,111, an increase of $44,654 from other income of $60,765 for the three months ended June 30, 2023.  Other income for the three months ended June 30, 2024 consisted of $16,111 in interest income.  Other income for the three months ended June 30, 2023 consisted of $52,205 in income related to the fair value change of the interest rate caps, and interest income of $8,560.

Other Expense

During the three months ended June 30, 2024, other expense was $7,200, an increase of $7,200 from other expense of $0 for the three months ended June 30, 2023. Other expense for the three months ended June 30, 2024 consisted of $7,200 in expense related to the fair value change of the interest rate cap.

Net Income (Loss)

Net loss was $498,674 for the three months ended June 30, 2024, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common stockholders was $521,702. Net loss was $861,899 for the three months ended June 30, 2023, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common stockholders was $877,664, for the three months ended June 30, 2023.

Net loss for the three months ended June 30, 2024 decreased by $363,225 over the three months ended June 30, 2023, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common stockholders for the three months ended June 30, 2024 decreased by $355,962 over the net loss from the three months ended June 30, 2023.

Six months ended June 30, 2024

Revenues

Total revenue was $4,872,795 for the six months ended June 30, 2024, consisting of $3,389,409 in revenues from retail center properties, $1,331,302 from flex center properties and $152,084 from STNL properties. Total revenues for the six months ended June 30, 2024 decreased by $104,082 over the six months ended June 30, 2023, resulting primarily from the sale of the Hanover Square Property.

	For the six months ended
	June 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Revenues
Retail center properties	$3,389,409	$3,682,857	$(293,448)
Flex center properties	1,331,302	1,181,429	149,873
Single tenant net lease properties	152,084	112,591	39,493
Total Revenues	$4,872,795	$4,976,877	$(104,082)

Revenues from retail center properties were $3,389,409 for the six months ended June 30, 2024, a decrease of $293,448 from retail center property revenues for the six months ended June 30, 2023.  Increased revenues of $53,261 from the Franklin Square Property and $44,371 from the Lancer Center Property due to new leasing activity, were offset by reduced revenues of $11,854 from the Ashley Plaza Property, and $26,778 from the Salisbury Marketplace Property, due to reduced occupancy, and reduced revenues of $352,448 due to the sale of the Hanover Square Property on March 13, 2024.

	For the six months ended
	June 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Retail Center Properties
Franklin Square Property	$1,238,451	$1,185,190	$53,261
Hanover Square Property	307,325	659,773	(352,448)
Ashley Plaza Property	738,633	750,487	(11,854)
Lancer Center Property	654,792	610,421	44,371
Salisbury Property	450,208	476,986	(26,778)
	$3,389,409	$3,682,857	$(293,448)

Revenues from flex center properties were $1,331,302 for the six months ended June 30, 2024, an increase of $149,873 over revenues from flex center properties for the six months ended June 30, 2023 due to increased revenues from the Parkway Property of $20,973 and the Greenbrier Business Center Property of $118,103, both due to new leasing activity, and the Brookfield Center Property of $10,797 due to general rent increases.

	For the six months ended
	June 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Flex Center Properties
Brookfield Center Property	$428,383	$417,586	$10,797
Greenbrier Business Center Property	504,532	386,429	118,103
Parkway Center Property	398,387	377,414	20,973
	$1,331,302	$1,181,429	$149,873

Revenues from STNL properties were $152,084 for the six months ended June 30, 2024, an increase of $39,493 from revenues from STNL properties for the six months ended June 30, 2023, due to a lease escalation for the T-Mobile Property and the acquisition of the Citibank Property.

	For the six months ended
	June 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Single Tenant Net Lease Properties
East Cost Wings Property (Ashley Plaza)	$53,115	$53,256	$(141)
T-Mobile Property (Ashley Plaza)	59,796	59,335	461
Citibank Property	39,173	—	39,173
	$152,084	$112,591	$39,493

Operating Expenses

Total operating expenses were $4,659,925 for the six months ended June 30, 2024, consisting of $833,486 in expenses from retail center properties, $337,342 in expenses from flex center properties, $15,509 in expenses from the STNL properties, $277,500 in share based compensation expenses, $679,574 in legal, accounting and other professional fees, $510,739 in corporate general and administrative expenses, and $2,005,775 in depreciation and amortization.

	For the six months ended
	June 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Operating Expenses
Retail center properties (1)	$833,486	$1,046,965	$(213,479)
Flex center properties (2)	337,342	382,605	(45,263)
Single tenant net lease properties	15,509	15,478	31
Total Investment Property Operating Expenses	1,186,337	1,445,048	(258,711)
Share based compensation expenses	277,500	—	277,500
Legal, accounting and other professional fees (3)	679,574	990,700	(311,126)
Corporate general and administrative expenses	510,739	202,219	308,520
Management restructuring expenses	—	393,425	(393,425)
Loss on impairment	—	50,859	(50,859)
Depreciation and amortization	2,005,775	2,309,598	(303,823)
Total Operating Expenses	$4,659,925	$5,391,849	$(731,924)
(1)	Includes bad debt expense of $13,664 and $16,495 for the six months ended June 30, 2024 and 2023, respectively.
(2)

Includes bad debt expense of $8,556 (net of a recovery of $5,500 that was recorded in a prior period and collected during the six months ending June 30, 2024) and $27,704 for the six months ended June 30, 2024 and 2023, respectively.

(3)

Includes $383,497 and $287,013 in expenses paid to the Consultant pursuant to the initial Consulting Agreement and subsequent Staffing Agreement for the six months ended June 30, 2024 and 2023, respectively.

Operating expenses for retail center properties were $833,486 for the six months ended June 30, 2024, a decrease of $213,479 from retail center property operating expenses for the six months ended June 30, 2023.  Operating expenses decreased for all of our company’s properties, including $58,045 from the Salisbury Property, $60,544 from the Hanover Square Property, $38,019 from the Franklin Square Property, $19,827 from the Ashley Plaza Property, and $37,044 from the Lancer Center Property, primarily from the elimination of the asset management fees paid by the properties to our company’s former Manager.

	For the six months ended
	June 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Retail Center Properties
Franklin Square Property	$328,984	$367,003	$(38,019)
Hanover Square Property (1)	106,200	166,744	(60,544)
Ashley Plaza Property	138,807	158,634	(19,827)
Lancer Center Property (2)	177,269	214,313	(37,044)
Salisbury Property (3)	82,226	140,271	(58,045)
	$833,486	$1,046,965	$(213,479)

(1)Includes bad debt expense of $13,664 and $0 for the six months ended June 30, 2024 and 2023, respectively.

(2)	Includes bad debt expense of $0 and $125 for the six months ended June 30, 2024 and 2023, respectively.

(3)Includes bad debt expense of $0 and $16,370 for the six months ended June 30, 2024 and 2023, respectively.

Operating expenses from flex center properties were $337,342 for the six months ended June 30, 2024, a decrease of $45,263 over flex center property operating expenses for the six months ended June 30, 2023 due to decreased operating expenses from the Greenbrier Business Center Property of $24,359, from the Parkway Property of $11,277, and from the Brookfield Center Property of $9,627, primarily from the elimination of the asset management fees paid by the properties to our company’s former Manager.

	For the six months ended
	June 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Flex Center Properties
Brookfield Center Property	$120,763	$130,390	$(9,627)
Greenbrier Business Center Property (1)	125,046	149,405	(24,359)
Parkway Center Property (2)	91,533	102,810	(11,277)
	$337,342	$382,605	$(45,263)

(1)	Includes bad debt expense of $8,556 (net of a recovery of $5,500 that was recorded in a prior period and collected during the six months ending June 30, 2024) and $25,170 for the six months ended June 30, 2024 and 2023, respectively.
(2)	Includes bad debt expense of $0 and $2,534 for the six months ended June 30, 2024 and 2023, respectively.

Operating expenses from STNL properties were $15,509 for the six months ended June 30, 2024, an increase of $31 from operating expenses from STNL properties for the six months ended June 30, 2023, due to decreased operating expenses from the T-Mobile Property of $153, offset by increased operating expenses of $184 for the East Coast Wings Property.

	For the six months ended
	June 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Single Tenant Net Lease Properties
East Cost Wings Property (Ashley Plaza)	$7,438	$7,254	$184
T-Mobile Property (Ashley Plaza)	8,071	8,224	(153)
Citibank Property	—	—	—
	$15,509	$15,478	$31

Operating Income (Loss)

Operating income for the six months ended June 30, 2024 was $2,980,536, an increase of $3,395,508 from the operating loss of $414,972 for the six months ended June 30, 2023. This increase was a result of increased investment property operating income of $154,629, decreased legal, accounting and other professional fees of $311,126, decreased management restructuring expenses of $393,425, decreased loss on impairment of $50,859, and decreased depreciation and amortization expenses of $303,823, offset by increased share based compensation expenses of $277,500, and increased corporate general and administrative expenses of $308,519.

Interest Expense

Interest expense was $1,600,108 and $1,712,460 for the six months ended June 30, 2024 and 2023, respectively, as follows:

	For the six months ended
	June 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Franklin Square	$269,269	$267,868	$1,401
Hanover Square	129,248	346,612	(217,364)
Ashley Plaza	210,481	213,584	(3,103)
Brookfield Center	95,418	96,733	(1,315)
Parkway Center	127,309	42,109	85,200
Wells Fargo Mortgage Facility	419,403	426,659	(7,256)
Wells Fargo Line of Credit	15,144	—	15,144
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	329,656	318,895	10,761
Other interest	4,180	—	4,180
Total interest expense	$1,600,108	$1,712,460	$(112,352)

Total interest expense for the six months ended June 30, 2024 decreased by $112,351 over the six months ended June 30, 2023. This decrease was a result of decreased interest expense from each of the Ashley Plaza mortgage of $3,103, the Brookfield mortgage of $1,315, the sale of the Hanover Square Shopping Center Property of  $217,364, and the Wells Fargo Mortgage Facility of $7,256, offset by increased interest from the Franklin Square Mortgage of $1,401, the Parkway Mortgage of $85,200, the Wells Fargo Line of Credit of $15,144, amortization and preferred dividends on the Company’s mandatorily redeemable preferred stock of $10,761, and other interest of $4,180. Interest expense above includes non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock. See Note 5 of the accompanying notes to the condensed consolidated financial statements.

Other Income

During the six months ended June 30, 2024, other income was $53,800, an increase of $22,073 from other income of $31,727 for the six months ended June 30, 2023.  Other income for the six months ended June 30, 2024 consisted of $28,138 in income related to the fair value change of the interest rate cap, and interest income of $25,662.  Other income for the six months ended June 30, 2023 consisted of $12,337 in income related to the fair value change of the interest rate cap, and interest income of $19,390.

Net Income (Loss)

Net income was $1,434,227 for the six months ended June 30, 2024, before adjustments for net income attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net income attributable to our common stockholders was $835,696. Net loss was $2,095,705 for the six months ended June 30, 2023, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common stockholders was $2,098,959, for the six months ended June 30, 2023.

Net income for the six months ended June 30, 2024 increased by $3,529,932 over the net loss from the six months ended June 30, 2023, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net income attributable to Medalist common stockholders for the six months ended June 30, 2024 increased by $2,934,655 over the net loss from the six months ended June 30, 2023.

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

NAREIT’s December 2018 White Paper states, “FFO of a REIT includes the FFO of all consolidated properties, including consolidated, partially owned affiliates”. Additionally, since the adjustments to GAAP net income, such as depreciation and amortization, used in the reconciliation of net income (loss) to determine FFO are not allocated between stockholders and noncontrolling interests (i.e. 100% of depreciation and amortization are “added back” without reduction to reflect the noncontrolling owners’ interest in such items), our company believes that the appropriate starting point for the calculation is the net income (loss) before allocation to noncontrolling interests.  This allows our company to use FFO as a tool to measure the overall performance of its investment properties, as a whole, not just the portion of the investment properties controlled by our company’s stockholders.

Below is our company’s FFO, which is a non-GAAP measurement, for the six months ended June 30, 2024 and 2023:

	For the six months ended
	June 30,
	2024	2023
Net income (loss)	$1,434,227	(2,095,705)
Depreciation of tangible real property assets (1)	1,190,945	1,355,110
Depreciation of tenant improvements (2)	389,513	413,056
Amortization of tenant improvement lease incentives (3)	1,482	—
Amortization of leasing commissions (4)	92,602	67,426
Amortization of intangible assets (5)	332,715	474,006
Gain on disposal of investment property (6)	(2,819,502)	—
Loss on impairment (6)	—	50,859
Loss on extinguishment of debt (7)	51,837	—
Funds from operations	$673,819	$264,752
(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.
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

Total AFFO for the six months ended June 30, 2024 and 2023 was as follows:

	For the six months ended
	June 30,
	2024	2023
Funds from operations	$673,819	$264,752
Amortization of above market leases (1)	28,331	51,720
Amortization of below market leases (2)	(157,562)	(198,755)
Straight line rent (3)	(46,098)	(74,459)
Capital expenditures (4)	(359,726)	(740,959)
Decrease (increase) in fair value of interest rate cap (5)	(28,138)	(12,337)
Amortization of loan issuance costs (6)	47,533	53,978
Amortization of preferred stock discount and offering costs (7)	129,656	118,895
Share-based compensation (8)	277,500	—
Bad debt expense (9)	22,220	44,199
Adjusted funds from operations (AFFO)	$587,535	$(492,966)
(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets.
(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities.
(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the retail center properties and flex center properties.
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

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report. Based on the foregoing, our principal executive officer and principal financial officer have concluded, as of June 30, 2024, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our principal executive officer and principal financial officer, evaluated, as of June 30, 2024, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting, as of June 30, 2024, were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Repurchases of Equity Securities

On December 21, 2021, the Board authorized a share repurchase program whereby we may repurchase up to 31,250 Common Shares for a maximum price of $76.80 per Common Share. As of December 31, 2022, the Company had repurchased 16,754 Common Shares at a total cost of $278,277 and an average price of $16.608 per Common Share. On October 18, 2023, the Board approved the repurchase of an additional 100,000 Common Shares for a maximum price of $12.00 per share under the share repurchase program. Following the approval of the increase, the Company may purchase up to 114,495 Common Shares in total under the program.  During the three and six months ended June 30, 2024, the Company did not make any share repurchases.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three and six months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).  During the six months ended June 30, 2024, the Company adopted a Rule 10b5-1 trading arrangement.  No shares were purchased under this plan during the three and six months ended June 30, 2024.

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

3.6

First Articles of Amendment to the Articles of Incorporation of Medalist Diversified REIT, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 2, 2024).

3.7

Second Articles of Amendment to the Articles of Incorporation of Medalist Diversified REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed July 2, 2024).

3.8

Third Articles of Amendment to the Articles of Incorporation of Medalist Diversified REIT, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 2, 2024).

3.9	Bylaws of Medalist Diversified REIT, Inc. *
4.1	Form of Certificate of Common Stock *
4.2	Form of Certificate of Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020).
4.3	Description of Medalist Diversified REIT, Inc.’s Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 10, 2023).
10.1	Second Amendment to Revolving Line of Credit Note, dated as of June 5, 2024. †
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †
31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL †
101.SCH	Inline XBRL Taxonomy Extension Schema Document †
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document †
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document †
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit) †

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

MEDALIST DIVERSIFIED REIT, INC

ay
Date: August 9, 2024

	By:	/s/ Francis P. Kavanaugh
Francis P. Kavanaugh

Chief Executive Officer and President
(principal executive officer)

	By:	/s/ C. Brent Winn
C. Brent Winn
Chief Financial Officer
(principal accounting officer and principal financial officer)