Form 10-Q
period 2024-09-30
Medalist Diversified REIT, Inc.
filed 2024-11-12
CIK 1654595

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no: 001-38719

MEDALIST DIVERSIFIED REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	47-5201540
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding at November 12, 2024 was 1,115,260.

Medalist Diversified REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2024

PART I.FINANCIAL INFORMATION

Item 1.   Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Investment properties, net	$65,155,785	$64,577,376
Cash	3,121,333	2,234,603
Restricted cash	1,847,326	1,575,002
Rent and other receivables, net of allowance of $31,145 and $13,413, as of September 30, 2024 and December 31, 2023, respectively	215,532	292,618
Assets held for sale	—	9,707,154
Unbilled rent	1,077,746	1,109,782
Intangible assets, net	2,448,365	2,716,546
Other assets	741,398	532,935
Total Assets	$74,607,485	$82,746,016

LIABILITIES
Accounts payable and accrued liabilities	$1,291,987	$1,095,049
Intangible liabilities, net	1,736,263	1,865,310
Line of credit, short term, net	—	1,000,000
Mortgages payable, net	50,219,369	50,772,773
Mortgages payable, net, associated with assets held for sale	—	9,588,888
Mandatorily redeemable preferred stock, net	4,890,196	4,693,575
Total Liabilities	$58,137,815	$69,015,595

EQUITY
Common stock, 1,115,260 and 1,109,405 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	$11,153	$11,094
Additional paid-in capital	51,577,572	51,525,303
Offering costs	(3,350,946)	(3,350,946)
Accumulated deficit	(35,678,971)	(35,864,693)
Total Stockholders' Equity	12,558,808	12,320,758
Noncontrolling interests - Hanover Square Property	—	119,140
Noncontrolling interests - Parkway Property	419,725	453,203
Noncontrolling interests - Operating Partnership	3,491,137	837,320
Total Equity	$16,469,670	$13,730,421
Total Liabilities and Equity	$74,607,485	$82,746,016

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
REVENUE
Retail center property revenues	$1,565,896	$1,874,188	$4,955,305	$5,557,045
Flex center property revenues	676,754	658,246	2,008,056	1,839,675
Single tenant net lease property revenues	94,275	56,306	246,359	168,897
Total Revenue	$2,336,925	$2,588,740	$7,209,720	$7,565,617

OPERATING EXPENSES
Retail center property operating expenses	$374,016	$459,132	$1,193,838	$1,489,602
Flex center property operating expenses	162,800	180,164	491,586	535,065
Single tenant net lease property operating expenses	8,188	7,696	23,697	23,174
Bad debt expense	15,423	5,669	37,643	49,868
Share based compensation expenses	—	—	277,500	—
Legal, accounting and other professional fees	261,670	237,562	941,244	1,228,262
Corporate general and administrative expenses	238,189	162,649	748,928	364,868
Management restructuring expenses	—	1,452,904	—	1,846,329
Loss on impairment	—	—	—	50,859
Depreciation and amortization	973,367	1,149,664	2,979,142	3,459,262
Total Operating Expenses	2,033,653	3,655,440	6,693,578	9,047,289
Gain on disposal of investment property	—	—	2,819,502	—
Loss on extinguishment of debt	—	—	(51,837)	—
Operating Income (Loss)	303,272	(1,066,700)	3,283,807	(1,481,672)
Interest expense	730,922	900,182	2,331,030	2,612,642
Net (Loss) Income from Operations	(427,650)	(1,966,882)	952,777	(4,094,314)
Other income	14,824	20,522	40,486	52,249
Other expense	105,123	—	76,985	—
Net (Loss) Income	(517,949)	(1,946,360)	916,278	(4,042,065)
Less: Net (loss) income attributable to Hanover Square Property noncontrolling interests	(399)	(225)	453,928	(1,482)
Less: Net (loss) income attributable to Parkway Property noncontrolling interests	(16,397)	2,199	(9,178)	10,081
Less: Net income (loss) attributable to Operating Partnership noncontrolling interests	25,843	493	162,828	(2,878)
Net (Loss) Income Attributable to Medalist Common Stockholders	$(526,996)	$(1,948,827)	$308,700	$(4,047,786)

Earnings per common share - basic	$—	$—	$0.28	$—
Weighted-average number of shares - basic	—	—	1,117,099	—

Earnings per common share - diluted	$—	$—	$0.28	$—
Weighted-average number of shares - diluted	—	—	1,123,249	—

Loss per common share - basic and diluted	$(0.47)	$(1.76)	$—	$(3.65)
Weighted-average number of shares - basic and diluted	1,116,391	1,109,405	—	1,109,631

Dividends paid per common share	$0.05	$—	$0.11	$0.32

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the nine months ended September 30, 2024 and 2023

(Unaudited)

	For the nine months ended September 30, 2024
	Common Stock						Noncontrolling Interests
						Total	Hanover
			Additional	Offering	Accumulated	Stockholders'	Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2024	1,109,405	$11,094	$51,525,303	$(3,350,946)	$(35,864,693)	$12,320,758	$119,140	$453,203	$837,320	$13,730,421

Common stock repurchases	(2,830)	$(28)	$(32,439)	$—	$—	$(32,467)	$—	$—	$—	$(32,467)
Share based compensation	8,910	89	87,411	—	—	87,500	—	—	190,000	277,500
Redemption of operating partnership units	—	—	—	—	—	—	—	—	(77,226)	(77,226)
Retire fractional shares resulting from reverse stock split	(225)	(2)	(2,703)	—	—	(2,705)	—	—	—	(2,705)
Net income (loss)	—	—	—	—	308,700	308,700	453,928	(9,178)	162,828	916,278
Dividends and distributions	—	—	—	—	(122,978)	(122,978)	(516,596)	(24,300)	(21,785)	(685,659)
Non-controlling interests	—	—	—	—	—	—	(56,472)	—	2,400,000	2,343,528

Balance, September 30, 2024	1,115,260	$11,153	$51,577,572	$(3,350,946)	$(35,678,971)	$12,558,808	$—	$419,725	$3,491,137	$16,469,670

	For the nine months ended September 30, 2023
	Common Stock						Noncontrolling Interests
						Total	Hanover
			Additional	Offering	Accumulated	Stockholders'	Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2023	1,109,902	$11,099	$51,530,298	$(3,350,946)	$(30,939,020)	$17,251,431	$127,426	$470,685	$842,898	$18,692,440

Retire fractional shares resulting from reverse stock split	(497)	$(5)	$(2,495)	$—	$—	$(2,500)	$—	$—	$—	$(2,500)
Net (loss) income	—	—	—	—	(4,047,786)	(4,047,786)	(1,482)	10,081	(2,878)	(4,042,065)
Dividends and distributions	—	—	—	—	(354,394)	(354,394)	(16,000)	—	(4,271)	(374,665)

Balance, September 30, 2023	1,109,405	$11,094	$51,527,803	$(3,350,946)	$(35,341,200)	$12,846,751	$109,944	$480,766	$835,749	$14,273,210

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended September 30, 2024 and 2023

(Unaudited)

	For the three months ended September 30, 2024
	Common Stock						Noncontrolling Interests
						Total	Hanover
			Additional	Offering	Accumulated	Stockholders'	Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, July 1, 2024	1,118,315	$11,183	$51,612,714	$(3,350,946)	$(35,096,071)	$13,176,880	$8,339	$436,122	$3,477,004	$17,098,345

Common stock repurchases	(2,830)	$(28)	$(32,439)	$—	$—	$(32,467)	$—	$—	$—	$(32,467)
Retire fractional shares resulting from reverse stock split	(225)	(2)	(2,703)	—	—	(2,705)	—	—	—	(2,705)
Net (loss) income	—	—	—	—	(526,996)	(526,996)	(399)	(16,397)	25,843	(517,949)
Dividends and distributions	—	—	—	—	(55,904)	(55,904)	(7,940)	—	(11,710)	(75,554)

Balance, September 30, 2024	1,115,260	$11,153	$51,577,572	$(3,350,946)	$(35,678,971)	$12,558,808	$—	$419,725	$3,491,137	$16,469,670

	For the three months ended September 30, 2023
	Common Stock						Noncontrolling Interests
						Total	Hanover
			Additional	Offering	Accumulated	Stockholders'	Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, July 1, 2023	1,109,405	$11,094	$51,527,803	$(3,350,946)	$(33,392,373)	$14,795,578	$110,169	$478,567	$835,256	$16,219,570

Net (loss) income	—	$—	$—	$—	$(1,948,827)	$(1,948,827)	$(225)	$2,199	$493	$(1,946,360)

Balance, September 30, 2023	1,109,405	$11,094	$51,527,803	$(3,350,946)	$(35,341,200)	$12,846,751	$109,944	$480,766	$835,749	$14,273,210

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$916,278	$(4,042,065)

Adjustments to reconcile consolidated net loss to net cash flows from operating activities
Depreciation	2,500,529	2,768,969
Amortization	478,613	690,293
Loan cost amortization	71,299	80,967
Mandatorily redeemable preferred stock issuance cost and discount amortization	196,621	180,303
Amortization of lease incentives	2,223	—
Above (below) market lease amortization, net	(193,398)	(211,904)
Bad debt expense	37,643	49,868
Share-based compensation	277,500	—
Loss on extinguishment of debt	51,837	50,859
Gain on disposal of investment property	(2,819,502)	—

Changes in assets and liabilities
Rent and other receivables, net	39,443	257,784
Unbilled rent	(62,487)	(84,852)
Other assets	(208,463)	(82,962)
Accounts payable and accrued liabilities	122,833	758,343
Net cash flows from operating activities	1,410,969	415,603

CASH FLOWS FROM INVESTING ACTIVITIES

Investment property acquisitions	(145,345)	—
Capital expenditures	(664,264)	(1,144,354)
Cash received from disposal of investment properties, net	3,110,149	—
Net cash flows from investing activities	2,300,540	(1,144,354)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(685,659)	(374,665)
Repayment of line of credit, short term	(1,000,000)	—
Operating partnership unit redemption	(77,226)	—
Proceeds from line of credit, short term	—	1,000,000
Repayment of mortgages payable	(754,398)	(804,282)
Repurchases of common stock, including costs and fees	(32,467)	—
Retire fractional shares resulting from reverse stock split	(2,705)	(4,999)
Net cash flows from financing activities	(2,552,455)	(183,946)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	1,159,054	(912,697)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	3,809,605	5,662,853
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$4,968,659	$4,750,156

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	3,121,333	3,015,859
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in condensed consolidated balance sheets	1,847,326	1,734,297
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statements of cash flows	$4,968,659	$4,750,156

Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid	$2,236,271	$2,148,248

Non-cash transactions:
Issuance of operating partnership units for Citibank Acquisition	$2,400,000	$—
Capital expenditures accrued as of September 30, 2024	74,105	—

See notes to condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.      Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of September 30, 2024, the REIT, through the Operating Partnership, owned and operated 10 developed properties consisting of four retail center properties, three flex center properties, and three single tenant net lease (“STNL”) properties, and three undeveloped parcels.

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

The Company was formed to acquire, reposition, renovate, lease and manage income-producing properties, with a primary focus, as of September 30, 2024, on commercial properties, including retail properties and flex-industrial properties in secondary and tertiary markets in the southeastern part of the United States, with an expected concentration in Virginia, North Carolina, South Carolina, Georgia, Florida and Alabama, and STNL assets with an expected national focus. The Company may also pursue, in an opportunistic manner, other real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, indirect investments in real property, such as those that may be obtained in a joint venture. While these types of investments are not intended to be a primary focus, the Company may make such investments at the discretion of the Company’s Board of Directors (the “Board”).

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

Acquisition and closing costs are capitalized as part of each tangible asset on a pro rata basis. Improvements and major repairs and maintenance are capitalized when the repair and maintenance substantially extend the useful life, increase capacity or improve the efficiency of the asset. All other repair and maintenance costs are expensed as incurred.

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

Details of the deferred costs, net of amortization, arising from the Company’s purchases of its retail center properties, flex center properties and STNL properties are as follows:

	September 30, 2024
	(unaudited)	December 31, 2023
Intangible Assets, net
Leasing commissions	$843,627	$912,040
Legal and marketing costs	79,358	104,791
Above market leases	71,502	106,907
Net leasehold asset	1,453,878	1,592,808
	$2,448,365	$2,716,546

Intangible Liabilities, net
Below market leases	$(1,736,263)	$(1,865,310)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the three and nine months ended September 30, 2024 and 2023, respectively, were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amortization of above market leases	$(7,074)	$(23,717)	$(35,405)	$(75,437)
Amortization of below market leases	71,241	88,586	228,803	287,341
	$64,167	$64,869	$193,398	$211,904

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the three and nine months ended September 30, 2024 and 2023, respectively, were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Leasing commissions	$(42,887)	$(53,754)	$(135,097)	$(165,542)
Legal and marketing costs	(8,276)	(14,745)	(30,375)	(46,406)
Net leasehold asset	(94,735)	(147,788)	(313,141)	(478,345)
	$(145,898)	$(216,287)	$(478,613)	$(690,293)

As of September 30, 2024 and December 31, 2023, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $2,092,772 and $2,204,404, respectively. During the three and nine months ended September 30, 2024, the Company wrote off $196,103 and $590,245, respectively, in accumulated amortization related to fully amortized intangible assets, and $0 and $0, respectively, in accumulated amortization related to the write off of intangible assets related to the early terminated leases, discussed below.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the
	remaining three
	months ending
	December 31,
	2024	2025	2026	2027	2028	2029-2041	Total
Intangible Assets
Leasing commissions	$41,246	$154,496	$116,510	$97,592	$76,167	$357,616	$843,627
Legal and marketing costs	7,064	24,456	13,842	8,599	5,886	19,511	79,358
Above market leases	5,445	21,292	15,629	14,543	10,114	4,479	71,502
Net leasehold asset	89,357	318,667	223,495	177,171	128,963	516,225	1,453,878
	$143,112	$518,911	$369,476	$297,905	$221,130	$897,831	$2,448,365

Intangible Liabilities
Below market leases	$(67,407)	$(227,108)	$(192,535)	$(175,625)	$(153,615)	$(919,973)	$(1,736,263)

Impairment

No loss on impairment was recorded during the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the Company recorded a loss on impairment of $0 and $50,859, respectively, resulting from the events described below.

Investment Properties

The Company reviews its investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of an investment property when the estimated undiscounted cash flows plus its residual value is less than the carrying value of the property. To the extent impairment has occurred, the Company charges to income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as projected future operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the three and nine months ended September 30, 2024 and 2023, that would result in the projected value of the Company’s investment properties being below their carrying value.

However, during the nine months ended September 30, 2023, a tenant defaulted on its lease and abandoned its premises.  The Company determined that the carrying value of capitalized leasing commissions associated with this lease which were recorded as a component of investment properties on the Company’s condensed consolidated balance sheets should be written off, and the Company recorded a loss on impairment of $5,873 for the nine months ended September 30, 2023.  Additionally, during the nine months ended September 30, 2023, the Company agreed to allow a second tenant to terminate its lease early.  The Company determined that the carrying value of capitalized tenant improvements associated with this lease which were recorded as a component of investment properties on the Company’s condensed consolidated balance sheets should be written off, and the Company recorded a loss on impairment of $8,655 for the nine months ended September 30, 2023.  These amounts are included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2023. No such loss on impairment was recorded for the three months ended September 30, 2023 or for the three and nine months ended September 30, 2024.

Intangible Assets

The Company also reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually.  During the nine months ended September 30, 2023, the tenant discussed in the paragraph immediately above terminated its lease early. The Company determined that the carrying value of the intangible assets and liabilities, net, associated with this lease that were recorded as part of the purchase of this property should be written off. As a result, for the nine months ended September 30, 2023, the Company recorded a loss on impairment related to intangible assets of $26,896.  This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2023. No such loss on impairment was recorded for the three months ended September 30, 2023 or for the three and nine months ended September 30, 2024.

Unbilled Rent

The Company also reviews the unbilled rent asset recorded on the Company’s condensed consolidated balance sheets for impairment to determine if any amounts may not be recoverable.  During the nine months ended September 30, 2023, the Company wrote off $9,435 in unbilled rent related to the two tenants discussed above.  These amounts are included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2023.  No such amounts were recorded for the three months ended September 30, 2023 or for the three and nine months ended September 30, 2024.

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three and nine months ended September 30, 2024 and 2023, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions’ credit worthiness in conjunction with balances on deposit to minimize risk. As of September 30, 2024, the Company held four cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $2,245,752.  As of December 31, 2023, the Company held two cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $1,366,872.

Restricted cash represents amounts held by the Company for tenant security deposits, escrow deposits held by lenders for real estate tax, insurance, and operating reserves, and capital reserves held by lenders for investment property capital improvements.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of September 30, 2024 and December 31, 2023, the Company reported $248,110 and $260,898, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes and insurance premiums. As of September 30, 2024 and December 31, 2023, the Company reported $427,960 and $191,139, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions and tenant improvements. As of September 30, 2024 and December 31, 2023, the Company reported $1,171,256 and $1,122,965, respectively, in capital property reserves.

	September 30, 2024	December 31,
Property and Purpose of Reserve	(unaudited)	2023
Ashley Plaza Property – maintenance and leasing cost reserve	514,547	439,404
Brookfield Center Property – maintenance and leasing cost reserve	124,737	91,491
Franklin Square Property – leasing costs	531,972	441,360
Hanover Square Property – operating reserve	—	150,710
Total	$1,171,256	$1,122,965

Share Retirement

ASC 505-30-30-8 provides guidance on accounting for share retirement and establishes two alternative methods for accounting for the purchase price paid in excess of par value.  The Company has elected the method by which the excess between par value and the purchase price, including costs and fees, is recorded to additional paid in capital on the Company’s condensed consolidated balance sheets. During the three and nine months ended September 30, 2024, the Company repurchased 2,830 shares of common stock, $0.01 par value per share (“Common Shares”) at a total cost of $32,467, including $62 in fees associated with this transaction, and at an average price of $11.45 per Common Share (excluding the impact of fees). Of the total repurchase price, $28 was recorded to Common Shares and the difference, $32,439, was recorded to additional paid in capital on the Company’s condensed consolidated balance sheet. No such amounts were recorded during the three and nine months ended September 30, 2023.

Revenue Recognition

Retail, Flex Center and STNL Property Revenues

The Company recognizes minimum rents from its retail center properties, flex center properties and STNL properties on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the Company reported $1,077,746 and $1,109,782, respectively, in unbilled rent.

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

The Company recognizes differences between previously estimated recoveries and the final billed amounts in the year in which the amounts become final. Since these differences are determined annually under the leases and accrued as of December 31 in the year earned, no such revenues were recognized during the three and nine months ended September 30, 2024 and 2023.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, any unrecovered intangibles and other assets are written off as a loss on impairment.  (See Impairment, above.)  The Company did not receive any lease termination fees during the three and nine months ended September 30, 2024 and 2023.

Management Restructuring Expenses

On July 18, 2023, the Company and the Operating Partnership entered into a Termination Agreement with the Manager, William R. Elliott and Thomas E. Messier, which provided for the immediate termination of the Management Agreement and, among other things, aggregate payments of $1,602,717 in settlement of all amounts payable under the Management Agreement (consisting of a $1,250,000 termination fee and a $352,717 deferred acquisition fee which represented acquisition fees that had been earned during 2022, but deferred under a deferral agreement).  For the three and nine months ended September 30, 2023, the Company recorded $1,452,904 and $1,846,329 in management restructuring expenses, which included the payment of the termination fee, and legal and other expenses associated with the Board’s Special Committee’s (consisting of the Board’s independent directors) exploration of strategic alternatives, as management restructuring expenses on its condensed consolidated statement of operations in accordance with ASC 420-10-S99.  The payment of the deferred acquisition fee was recorded as a reduction in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheet.  For the three and nine months ended September 30, 2023, the Company recorded $151,917 and $545,342, respectively, in legal fees associated with the work of the Special Committee as management restructuring expenses and for the three and nine months ended September 30, 2023, the Company recorded $50,987  in expenses associated with the guaranty substitutions (see note 5, below) as management restructuring expenses.  No such expenses were recorded for the three and nine months ended September 30, 2024.

Rent and other receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of September 30, 2024 and December 31, 2023, the Company’s allowance for uncollectible rent totaled $31,145 and $13,413, respectively, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables.  Management determined that no additional general reserve is considered necessary as of September 30, 2024 and December 31, 2023, respectively.

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

The first noncontrolling interest is in the Hanover Square Property (consisting of both the Hanover Square Shopping Center and the Hanover Square Outparcel) in which the Company owned an 84% tenancy in common interest through its subsidiary and an outside party owned a 16% tenancy in common interest, prior to the Hanover Square Transactions. Prior to the Hanover Square Transactions, the Hanover Square Property’s net (loss) income was allocated to the noncontrolling ownership interest based on its 16% ownership. During the three and nine months ended September 30, 2024, 16% of the Hanover Square Property’s net (loss) income of ($2,495) and $2,837,047, respectively, or ($399) and $453,928, respectively, was allocated to the noncontrolling ownership interest. During the three and nine months ended September 30, 2023, 16% of the Hanover Square Property’s net loss of $1,408 and $9,265, respectively, or $225 and $1,482, respectively, was allocated to the noncontrolling ownership interest.

The second noncontrolling interest is in the Parkway Property, in which the Company owns an 82% tenancy in common interest through its subsidiary and an outside party owns an 18% tenancy in common interest. The Parkway Property's net income is allocated to the noncontrolling ownership interest based on its 18% ownership. During the three and nine months ended September 30, 2024, 18% of the Parkway Property's net loss of $91,095 and $50,990, respectively, or $16,397 and $9,178, respectively, was allocated to the noncontrolling ownership interest.  During the three and nine months ended September 30, 2023, 18% of the Parkway Property’s net income of $12,215 and $56,005, respectively, or $2,199 and $10,081, respectively, was allocated to the noncontrolling ownership interest.

The third noncontrolling ownership interest consists of the common units of the Operating Partnership (the “Operating Partnership Units”) that are not held by the REIT.  In 2017, 7,812 Operating Partnership Units were issued in a 721 exchange, which allows the exchange of interests in real property for units in the operating partnership of a real estate investment trust. The members of a selling limited liability company invested $1,175,000 in the Operating Partnership in exchange for 7,812 Operating Partnership Units. Additionally, effective on January 1, 2020, 5,865 Operating Partnership Units were issued in exchange for approximately 3.45% of the noncontrolling owner’s tenant in common interest in the Hampton Inn Property, a property that was formerly owned by the Company. On August 31, 2020, a holder of Operating Partnership Units converted 332 Operating Partnership Units into shares of the Company’s common stock, $0.01 par value per share (“Common Shares”). On January 18, 2024, the Company issued 19,348 Operating Partnership Units to Francis P. Kavanaugh, representing a portion of his 2024 compensation.  On February 16, 2024, the Company redeemed for cash the 5,865 Operating Partnership Units that were issued to the Hampton Inn Property noncontrolling owner.  On March 27, 2024, the Company issued 208,695 Operating Partnership Units as consideration for the purchase of the Citibank Property. On May 30, 2024, the Company redeemed 1,330 Operating Partnership Units for cash.  As of September 30, 2024 and December 31, 2023, there were 234,194 and 13,346 Operating Partnership Units outstanding, respectively, not held by the REIT. As of September 30, 2024 and December 31, 2023, respectively, 6,150 and 13,346 of the Operating Partnership Units not held by the REIT were convertible to Common Shares.  Outstanding Operating Partnership Units have been adjusted for the Reverse Stock Split (as defined below).  (See Note 7, below).

The Operating Partnership Units not held by the REIT represent 17.35% and 1.19% of the outstanding Operating Partnership Units as of September 30, 2024 and December 31, 2023. The noncontrolling interest percentage is calculated at any point in time by dividing the number of Operating Partnership Units not owned by the Company by the total number of Operating Partnership Units outstanding. The noncontrolling interest ownership percentage will change as additional Common Shares are issued by the REIT, or additional Operating Partnerships Units are issued or as Operating Partnership Units are exchanged for Common Shares. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net income (loss) is allocated to the noncontrolling Operating Partnership Unit holders based on their ownership interest.

During the three and nine months ended September 30, 2024, a weighted average of 17.34% and 5.75% of the Operating Partnership’s net income of $148,995 and $2,832,266, respectively, or $25,843 and $162,828, respectively, was allocated to the noncontrolling Operating Partnership Unit holders.  During the three and nine months ended September 30, 2023, a weighted average of 1.19% of the Operating Partnership’s net income (loss) of $41,437 and ($241,898), respectively, or $493 and ($2,878), respectively, was allocated to the noncontrolling Operating Partnership Unit holders.

Reclassifications

Operating Segments

Effective January 1, 2024, the Company established STNL assets as a third operating segment.  The Ashley Plaza Property consists of three separate parcels including a parcel with the main shopping center building, the East Coast Wings Parcel and the T-Mobile Parcel.  Effective for the periods after January 1, 2024, the Company reports revenues from the East Coast Wings Parcel and the T-Mobile Parcel as STNL property revenues, and expenses associated with these two parcels as STNL property expenses.  For the periods prior to January 1, 2024, the Company has reclassified the revenues and expenses associated with these two parcels that were previously recorded as retail center property revenues and retail center property expenses as STNL property revenues and STNL property expenses, respectively.  Specifically, for the three and nine months ended September 30, 2023, the Company reclassified $56,306 and $168,897, respectively, that was previously recorded as retail center property revenues to single tenant net lease revenues, and $7,696 and $23,174, respectively, that was previously recorded as retail center property expenses to single tenant net lease expenses.  These reclassifications had no impact on total revenues, total expenses or net income (loss).

Outstanding Shares

All per share amounts, Common Shares outstanding, Operating Partnership Units outstanding, and stock-based compensation amounts for all periods presented reflect the Company’s one-for-eight reverse stock split (the “2023 Reverse Stock Split”), which was effective May 3, 2023 (see Completion of 1-for-8 Reverse Stock Split under Note 7, below) and the Company’s one-for-ten reverse stock split (the “2024 Reverse Stock Split”) and five-for-one forward stock split (the “Forward Stock Split”) which were both effective July 2, 2024 (see Completion of 1-for-10 Reverse Stock Split and 5-for-1 Forward Stock Split under Note 7, below.)  The effect of the 2024 Reverse Stock Split and the Forward Stock Split are retroactively applied in the accompanying condensed consolidated financial statements and these Notes to Unaudited Condensed Consolidated Financial Statements.

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

The redemption date of the Company’s mandatorily redeemable preferred stock is February 19, 2025 (the “Mandatory Redemption Date”).  On October 23, 2024, the Company issued a notice of its intent to redeem 140,000 shares of the mandatorily redeemable preferred stock on November 25, 2024 (see Note 11, below).  The Company plans to use the $2,000,000 proceeds from the private placement of Operating Partnership Units (see note 11, below) and $1,500,000 in cash on hand to fund this redemption.

The Company is exploring options to redeem the remaining 60,000 shares of the mandatorily redeemable preferred stock prior to the Mandatory Redemption Date but may require additional liquidity to fund the redemption.  The Company expects to be able to generate this liquidity from a number of sources, including cash on hand, forecasted future cash flows for the periods prior to the Mandatory Redemption Date, additional private placement issuances of Common Shares and/or Operating Partnership Units, and careful management of the Company’s capital expenditures during the periods prior to the Mandatory Redemption Date.

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

3.      Investment Properties

Investment properties consist of the following:

	September 30, 2024	December 31,
	(unaudited)	2023
Land	$14,733,611	$13,720,502
Site improvements	2,618,530	3,797,755
Buildings and improvements (1)	59,617,376	58,183,070
Investment properties at cost (2)	76,969,517	75,701,327
Less accumulated depreciation	11,813,732	11,123,951
Investment properties, net	$65,155,785	$64,577,376

(1)	Includes tenant improvements (both those acquired as part of the acquisition of the properties and those constructed after the acquisition of the properties), tenant incentives, capitalized leasing commissions and other capital costs incurred post-acquisition.
(2)	Excludes intangible assets and liabilities (see Note 2, above, for a discussion of the Company’s accounting treatment of intangible assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $827,469 and $2,500,529 for the three and nine months ended September 30, 2024, respectively, and $933,377 and $2,768,969 for the three and nine months ended September 30, 2023, respectively.

Capitalized Tenant Improvements

The Company carries three categories of capitalized tenant improvements on its condensed consolidated balance sheets, all of which are recorded under investment properties, net, on the Company’s condensed consolidated balance sheets. The first category is the allocation of acquisition costs to tenant improvements that is recorded on the Company’s condensed consolidated balance sheets as of the date of the Company’s acquisition of the investment property. The second category is tenant improvement costs incurred and paid by the Company subsequent to the acquisition of the investment property.  The third category is tenant improvement costs incurred and paid by the Company subsequent to the acquisition of the investment property that are considered to be lease incentives under ASC 842.  All three categories are recorded as a component of investment properties on the Company’s condensed consolidated balance sheets.

Depreciation expense on the allocation of acquisition costs to tenant improvements and tenant improvement costs incurred and paid by the Company subsequent to the acquisition of the investment property are depreciated on a straight-line basis as a component of depreciation expense on the Company’s condensed consolidated statement of operations.  Capitalized lease incentives are amortized as a reduction of rental income on a straight-line basis over the term of the respective lease.

Details of these deferred costs, net of depreciation are as follows:

	September 30,
	2024	December 31,
	(unaudited)	2023
Capitalized tenant improvements – acquisition cost allocation, net	$2,176,125	$2,504,953
Capitalized tenant improvements incurred subsequent to acquisition, net	1,042,415	898,873
Capitalized tenant improvements considered to be lease incentives	27,422	—

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $114,003 and $376,039 for the three and nine months ended September 30, 2024, respectively, and $160,546 and $499,041 for the three and nine months ended September 30, 2023, respectively. During the three and nine months ended September 30, 2024, the Company recorded $0 and $47,211, respectively, in tenant improvements arising from the acquisition of the Citibank Property.  No such additions were recorded during the three and nine months ended September 30, 2023.  During the three and nine months ended September 30, 2023, the Company wrote off capitalized tenant improvements of $0 and $8,655, respectively, associated with the tenant that abandoned its premises. No such write offs were recorded during the three and nine months ended September 30, 2024.

Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $73,294 and $200,771 for the three and nine months ended September 30, 2024, respectively, and $51,158 and $125,719 for the three and nine months ended September 30, 2023, respectively.  During the three and nine months ended September 30, 2024, the Company recorded $165,361 and $344,313, respectively, in capitalized tenant improvements.  During the three and nine months ended September 30, 2023, the Company recorded $131,667 and $621,306, respectively, in capitalized tenant improvements.

Adjustments to rental revenue related to the amortization of tenant inducements during the three and nine months ended September 30, 2024, respectively, were and $741 and $2,223 and during the three and nine months ended September 30, 2023, respectively, were $0.  During the three and nine months ended September 30, 2024, the Company recorded $0 and $29,645, respectively, in capitalized lease incentives.  During the three and nine months ended September 30, 2023, the Company recorded $0 in capitalized lease incentives.

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

The Company generally records depreciation of capitalized leasing commissions on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	September 30, 2024	December 31,
	(unaudited)	2023
Capitalized leasing commissions, net	$862,767	$759,677

During the three and nine months ended September 30, 2024, the Company recorded $167,935 and $248,264, respectively, in capitalized leasing commissions. During the three and nine months ended September 30, 2023, the Company recorded $173,080 and $317,155, respectively, in capitalized leasing commissions. Depreciation on capitalized leasing commissions was $52,572 and $145,174 for the three and nine months ended September 30, 2024, respectively. Depreciation on capitalized leasing commissions was $40,736 and $108,162 for the three and nine months ended September 30, 2023, respectively. Additionally, the Company wrote off capitalized leasing commissions of $5,873 associated with a tenant that abandoned its premises during the three and nine months ended September 30, 2023. No such write offs were recorded during the three and nine months ended September 30, 2024.

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

As of September 30, 2024 and December 31, 2023, assets held for sale and liabilities associated with assets held for sale consisted of the following:

	September 30, 2024	December 31,
	(unaudited)	2023
Investment properties, net	$—	$9,707,154
Total assets held for sale	$—	$9,707,154

	September 30, 2024	December 31,
	(unaudited)	2023
Mortgages payable, net	$—	$9,588,888
Total liabilities associated with assets held for sale	$—	$9,588,888

Sale of Investment Property

On March 13, 2024, the Company sold the Hanover Square Shopping Center Property to an unrelated third party for a sale price of $13.0 million, less credits for repairs of $85,000, resulting in a gain on disposal of investment properties of $2,819,502 reported on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2024. The Company did not report any gain or loss on the disposal of investment properties for the three months ended September 30, 2024 or the three and nine months ended September 30, 2023.

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

Operating results of the Hanover Square Shopping Center Property, which are included in continuing operations, are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Retail center property revenues	$—	$327,348	$307,325	$987,121
Total Revenue	—	327,348	307,325	987,121

Operating Expenses
Retail center property operating expenses	23	82,132	92,559	248,876
Bad debt expense	2,472	—	16,136	—
Depreciation and amortization	—	76,869	—	231,143
Total Operating Expenses	2,495	159,001	108,695	480,019
Gain on disposal of investment properties	—	—	2,819,502	—
Loss on extinguishment of debt	—	—	(51,837)	—
Operating (Loss) Income	(2,495)	168,347	2,966,295	507,102
Interest expense	—	169,755	129,248	516,367
Net (Loss) Income	(2,495)	(1,408)	2,837,047	(9,265)
Less: Net (loss) income attributable to Hanover Square Property noncontrolling interests	(399)	(225)	453,928	(1,482)
Less: Net (loss) income attributable to Operating Partnership noncontrolling interests	(363)	(14)	137,029	(93)
Net (Loss) Income Attributable to Medalist Common Stockholders	$(1,733)	$(1,169)	$2,246,090	$(7,690)

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

Citibank Property

On March 28, 2024, the Company completed its acquisition of the Citibank Property, a 4,350 square foot single tenant building on 0.45 acres located in Chicago, Illinois, through a wholly-owned subsidiary, from RMP 3535 N. Central Ave., LLC.  The sole manager and member of RMP 3535 N. Central Ave., LLC is CWS BET Seattle, LP, a Delaware limited partnership, a company controlled and owned by Frank Kavanaugh, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors.  The Citibank Property, built in 1954 and subsequently renovated, was 100% leased to Citibank, NA.  The purchase price for the Citibank Property was $2,400,000 paid through the issuance of 208,695 Operating Partnership Units at a price of $11.50 per operating partnership unit.  The Company’s total investment was $2,444,454.  The Company incurred $44,454 of closing costs which were capitalized and added to the tangible assets acquired.

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

On October 23, 2024, the Company gave notice of its intention to redeem 140,000 shares of its mandatorily redeemable preferred stock on November 25, 2024.  The Company is exploring options to redeem the remaining 60,000 shares of the mandatorily redeemable preferred stock prior to the Mandatory Redemption Date but may require additional liquidity to fund the redemption.  The Company expects to be able to generate this liquidity from a number of sources, including cash on hand, forecasted future cash flows for the periods prior to the Mandatory Redemption Date, additional private placement issuances of Common Shares and/or Operating Partnership Units, and careful management of the Company’s capital expenditures during the periods prior to the Mandatory Redemption

Date.  There is no assurance that the Company will be able to generate sufficient funding to fund the redemption of the mandatorily redeemable preferred stock.

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

For the following periods during which the mandatorily redeemable preferred stock has been outstanding, the Company has paid a cash dividend on the stock equal to 8% per annum, paid quarterly, as follows:

		Amount
Payment Date	Record Date	per share	For the period
April 27, 2020	April 24, 2020	$0.37	February 19, 2020 - April 27, 2020
July 24, 2020	July 22, 2020	0.50	April 28, 2020 - July 24, 2020
October 26, 2020	October 23, 2020	0.50	July 25, 2020 - October 26, 2020
February 1, 2021	January 29, 2021	0.50	October 27, 2020 - February 1, 2021
April 30, 2021	April 26, 2021	0.50	February 2, 2021 – April 30, 2021
July 26, 2021	July 12, 2021	0.50	May 1, 2021 - July 26, 2021
October 27, 2021	October 25, 2021	0.50	July 27, 2021 – October 26, 2021
January 20, 2022	January 13, 2022	0.50	October 27, 2021 – January 19, 2022
April 21, 2022	April 18, 2022	0.50	January 20, 2022 - April 20, 2022
July 21, 2022	July 18, 2022	0.50	April 21, 2022 - July 20, 2022
October 20, 2022	October 17, 2022	0.50	July 21, 2022 - October 19, 2022
January 27, 2023	January 24, 2023	0.50	October 20, 2022 - January 19, 2023
April 28, 2023	April 25, 2023	0.50	January 20, 2023 - April 20, 2023
November 1, 2023	October 30, 2023	0.50	April 21, 2023 - July 20, 2023
November 1, 2023	October 30, 2023	0.50	July 21, 2023 - October 20, 2023
February 6, 2024	February 2, 2024	0.50	October 21, 2023 - January 20, 2024
April 25, 2024	April 22, 2024	0.50	January 21, 2024 - April 21, 2024
July 26, 2024	July 23, 2024	0.50	April 22, 2024 - July 22, 2024
October 21, 2024	October 16, 2024	0.50	July 23, 2024 - October 21, 2024

As of September 30, 2024 and December 31, 2023, the Company recorded $70,004 and $70,004, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock. This amount is reported in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets.

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

Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $66,965 and $196,621 was included in interest expense for the three and nine months ended September 30, 2024, respectively, and $61,408 and $180,303 were included in interest expense for the three and nine months ended September 30, 2023, respectively, in the accompanying condensed consolidated statements of operations. Accumulated amortization of the discount and deferred financing costs was $1,029,314 and $832,693 as of September 30, 2024 and December 31, 2023, respectively.

5.      Loans Payable

Mortgages Payable

The Company’s mortgages payables, net consists of the following:

				September 30,
	Monthly	Interest		2024	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2023
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Ashley Plaza (b)	$52,795	3.75%	September 2029	10,518,121	10,708,557
Brookfield Center (c)	$22,876	3.90%	November 2029	4,500,282	4,571,410
Parkway Center (d)	$28,161	Variable	November 2031	4,828,899	4,870,403
Wells Fargo Mortgage Facility (e)	$103,438	4.50%	June 2027	17,617,641	17,939,276
Unamortized issuance costs, net				(495,574)	(566,873)
Total mortgages payable, net				$50,219,369	$50,772,773
(a)	The mortgage loan for the Franklin Square Property bears interest at a fixed rate of 3.808% and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage loan includes covenants for the Company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and for the Company to maintain liquid assets of no less than $1,000,000. As of September 30, 2024 and December 31, 2023, the Company believes that it is compliant with these covenants. The Company has guaranteed the payment and performance of the obligations of the mortgage loan.
(b)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months of its term. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. Effective on December 26, 2023, the Company assumed certain guaranty obligations under the Ashley Plaza Property mortgage loan related to the Guaranty Substitution (see below). These obligations include covenants for the Company to maintain a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property, and for the Company to maintain liquid assets of no less than $1,140,000. As of September 30, 2024 and December 31, 2023, the Company believes that it is compliant with these covenants.
(c)	The mortgage loan for the Brookfield Center Property bears interest at a fixed rate of 3.90% and was interest only for the first twelve months of the term. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. Effective on December 26, 2023, the Company assumed certain guaranty obligations under the Brookfield Center Property mortgage loan related to the Guaranty Substitution (see below). These obligations include covenants for the Company to maintain a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Center Property, and for the Company to maintain liquid assets of no less than $485,000. As of September 30, 2024 and December 31, 2023, the Company believes that it is compliant with these covenants.
(d)	The interest rate for the mortgage loan for the Parkway Property was originally based on ICE LIBOR plus 225 basis points, with a minimum rate of 2.25%. After the discontinuation of LIBOR on June 30, 2023, the ICE LIBOR index was replaced by Term SOFR, with an adjusted margin of 236.44 basis points. Under the terms of the mortgage, the interest rate payable each month shall not change by greater than 1% during any six-month period and 2% during any 12-month period. As of September 30, 2024 and December 31, 2023 the rate in effect for the Parkway Property mortgage was 7.57% and 7.05%, respectively. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule. The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis. As of September 30, 2024 and December 31, 2023, the Company believes that it is compliant with this covenant.
(e)	On June 13, 2022, the Company entered into a mortgage loan facility with Wells Fargo Bank, National Association (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property. On October 2, 2024, the Company and Wells Fargo Bank, National Association,

entered into an Amendment to the Wells Fargo Mortgage Facility that added, as cross collateral, the Citibank Property. The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule, is $103,438. The Company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a combined minimum debt yield of 9.5% on the Salisbury Marketplace Property, the Lancer Center Property, the Greenbrier Business Center Property, and the Citibank Property, and the maintenance of liquid assets of not less than $1,500,000. As of September 30, 2024 and December 31, 2023, the Company believes that it is compliant with these covenants.

Guaranty Substitution

Pursuant to the terms of the Termination Agreement, during December 2023, the Company entered into consent agreements with lenders for the Ashley Plaza Property, Brookfield Property, Franklin Square Property and Parkway Property mortgages under which the Company replaced certain guaranty obligations of Messrs. Messier and Elliott.  Under these agreements, the Company assumed guaranties related to environmental waste and acts of fraud, among others, and consented to certain covenants (discussed above) to maintain minimum net worth and liquidity levels.  For the Franklin Square Property mortgage loan, the termination of the Management Agreement was considered an event of default.  Under the consent agreement for the Franklin Square Property mortgage loan, the lender agreed to waive the event of default in exchange for the payment of a $132,500 consent fee, and the Company’s agreement to fully guaranty the Franklin Square Property mortgage loan.  The $132,500 consent fee was recorded as part of the management restructuring fee on the condensed consolidated statement of operations for the year ended December 31, 2023.  No such expenses were recorded for the three and nine months ended September 30, 2024 and 2023.

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

Loss on Extinguishment of Debt – Hanover Square Property Mortgage Payable

On March 13, 2024, the Company sold the Hanover Square Shopping Center Property and repaid the mortgage loan for the Hanover Square Property. The Company accounted for the repayment of the mortgage payable under debt extinguishment accounting in accordance with ASC 470. During the nine months ended September 30, 2024, the Company recorded a loss on extinguishment of debt of $51,837 consisting of unamortized loan issuance costs. No such loss was recorded during the three months ended September 30, 2024 or three and nine months ended September 30, 2023.

Interest rate protection transaction

On October 28, 2021, the Company entered into an interest rate protection transaction to limit its exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property (the “Interest Rate Protection Transaction”).  Under this agreement, the Company’s interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%. Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR.  SOFR was 4.85% and 5.35% as of September 30, 2024 and December 31, 2023, respectively.  In accordance with the guidance on derivatives and hedging, the Company records all derivatives on the balance sheet at fair value under other assets. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of the Interest Rate Protection Transaction is valued by an independent, third-party consultant which uses observable inputs such as yield curves, volatilities and other current market data, all of which are considered Level 2 inputs. As of September 30, 2024 and December 31, 2023, the fair value of the Interest Rate Protection Transaction was $96,730 and $173,715, respectively, and is recorded under other assets on the Company’s condensed consolidated balance sheets. The Company reports changes in the fair value of the derivative in other income on its condensed consolidated statements of operations.

For the period from September 1, 2022 through June 30, 2023, LIBOR, and for the period from July 1, 2023 through September 30, 2024, SOFR exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced the Company’s net interest expense. Payments to the Company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023.

Wells Fargo Line of Credit

On June 13, 2022, the Company, through its wholly-owned subsidiaries, entered into a loan agreement with Wells Fargo Bank, National Association for a $1,500,000 line of credit (the “Original Wells Fargo Line of Credit”).  On May 2, 2023, the Company and Wells Fargo Bank, National Association entered into the First Amendment to the Revolving Line of Credit Note which extended the maturity date of the Original Wells Fargo Line of Credit to June 9, 2024. On June 5, 2024, the Company and Wells Fargo Bank, National Association entered into the Second Amended to the Revolving Line of Credit Note which further extended the maturity date of the Original Wells Fargo Line of Credit to October 7, 2024.  As of September 30, 2024 and December 31, 2023 the Original Wells Fargo Line of Credit had an outstanding balance of $0 and $1,000,000, respectively.  Outstanding balances on the Original Wells Fargo Line of Credit bore interest at a floating rate of 2.25% above daily SOFR.  As of September 30, 2024 and December 31, 2023, SOFR was 4.85% and 5.35%, respectively.  The Original Wells Fargo Line of Credit was secured by the Lancer Center Property, the Greenbrier Business Center Property and the Salisbury Marketplace Property, was unconditionally guaranteed by the Company, and any outstanding balances would have been due on the October 7, 2024 maturity date.

On October 2, 2024, the Company, through its wholly-owned subsidiaries, entered into an amended and restated Revolving Line of Credit Note with Wells Fargo Bank, National Association that increases the line of credit from $1,500,000 to $4,000,000 (the “Expanded Wells Fargo Line of Credit”).  Outstanding balances on the Expanded Wells Fargo Line of Credit will bear interest at a floating rate of 3.10% above Daily Simply SOFR, which, with respect to any day (a “SOFR Rate Day”) means a rate per annum equal to SOFR for the day that is two U.S. Government Securities Business Days prior to (i) if such SOFR Rate Day is a U.S. Government Securities Business Day, such SOFR Rate Day or (ii) if such SOFR Rate Day is not a U.S. Government Securities Business Day, the U.S. Government Securities Business Day immediately preceding such SOFR Rate Day, subject to certain exceptions.  A U.S. Government Securities Business Day is any day except for Saturday, Sunday or a day on which the Securities Industry and Financial Markets Association, or any successor thereto, recommends that the fixed income departments of its members be closed for the entire day for purposes of trading in United States government securities.  The Expanded Wells Fargo Line of Credit is secured by the Lancer Center Property, the Greenbrier Business Center Property, the Salisbury Marketplace Property and the Citibank Property, is unconditionally guaranteed by the Company, and any outstanding balances will be due on the September 30, 2026 maturity date.  The terms of the Expanded Wells Fargo Line of Credit prohibit the Company from using proceeds to directly or indirectly fund the redemption of the Company’s mandatorily redeemable preferred stock.

Interest expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the three months ended September 30, 2024
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$128,943	$7,093	$—	$—	$136,036
Ashley Plaza	101,170	4,358	—	—	105,528
Brookfield Center	45,013	2,837	—	—	47,850
Parkway Center	92,553	2,757	(31,353)	—	63,957
Wells Fargo Mortgage Facility	203,344	6,721	—	—	210,065
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	66,965	—	100,000	166,965
Other interest	—	—	—	521	521
Total interest expense	$571,023	$90,731	$(31,353)	$100,521	$730,922

	For the three months ended September 30, 2023
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$128,943	$7,093	$—	$—	$136,036
Hanover Square	166,532	3,223	—	—	169,755
Ashley Plaza	103,339	4,358	—	—	107,697
Brookfield Center	45,943	2,837	—	—	48,780
Parkway Center	74,047	2,757	(29,953)	—	46,851
Wells Fargo Mortgage Facility	208,298	6,721	—	14,636	229,655
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	61,408	—	100,000	161,408
Total interest expense	$727,102	$88,397	$(29,953)	$114,636	$900,182

	For the nine months ended September 30, 2024
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$384,026	$21,279	$—	$—	$405,305
Hanover Square	129,248	—	—	—	129,248
Ashley Plaza	302,936	13,073	—	—	316,009
Brookfield Center	134,756	8,512	—	—	143,268
Parkway Center	266,249	8,270	(83,253)	—	191,266
Wells Fargo Mortgage Facility	609,303	20,165	—	—	629,468
Wells Fargo Line of Credit	—	—	—	15,144	15,144
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	196,621	—	300,000	496,621
Other interest	—	—	—	4,701	4,701
Total interest expense	$1,826,518	$267,920	$(83,253)	$319,845	$2,331,030

	For the nine months ended September 30, 2023
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$382,625	$21,279	$—	$—	$403,904
Hanover Square	506,699	9,668	—	—	516,367
Ashley Plaza	308,208	13,073	—	—	321,281
Brookfield Center	137,001	8,512	—	—	145,513
Parkway Center	155,640	8,270	(74,950)	—	88,960
Wells Fargo Mortgage Facility	621,513	20,165	—	14,636	656,314
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	180,303	—	300,000	480,303
Total interest expense	$2,111,686	$261,270	$(74,950)	$314,636	$2,612,642

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of September 30, 2024
	(unaudited)			As of December 31, 2023
			Accumulated			Accumulated
			amortization of			amortization
	Accrued		capitalized	Accrued		of capitalized
	interest		issuance costs	interest		issuance costs
Franklin Square	$42,046		$80,387	$43,448		$59,108
Hanover Square	—		—	55,755		71,696
Ashley Plaza	—		88,612	34,580		75,539
Brookfield Center	—		56,756	—		48,244
Parkway Center	30,443		32,160	28,614		23,890
Wells Fargo Mortgage Facility	—		60,496	—		40,331
Amortization and accrued preferred stock dividends on mandatorily redeemable preferred stock	70,004	(1)	1,029,314	70,004	(1)	832,693
Total	$142,493		$1,347,725	$232,401		$1,151,501
(1)	Recorded as accrued interest under accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of September 30, 2024 are as follows:

Mortgages Payable
For the remaining three months ending December 31, 2024	$208,232
2025	1,092,385
2026	1,140,558
2027	17,278,440
2028	721,795
Thereafter	30,273,533
Total principal payments and debt maturities	50,714,943
Less unamortized issuance costs	(495,574)
Net principal payments and debt maturities	$50,219,369

6.      Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of September 30, 2024 are as follows:

For the remaining three months ending December 31, 2024	$1,896,919
2025	7,300,523
2026	5,555,811
2027	4,592,190
2028	3,810,866
Thereafter	8,844,859
Total minimum rents	$32,001,168

7.      Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 Common Shares, and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned an 82.65% and 98.81% interest in the Operating Partnership as of September 30, 2024 and December 31, 2023, respectively.  Limited partners in the Operating Partnership who have held their Operating Partnership Units for one year or longer have the right to redeem their common Operating Partnership Units for cash or, at the REIT’s option, Common Shares at a ratio of one Operating Partnership Unit for one common share. Under the Agreement of Limited Partnership, distributions to Operating Partnership Unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per Operating Partnership Unit as dividends per share are paid to the REIT’s holders of Common Shares.

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

Completion of 1-for-10 Reverse Stock Split and 5-for-1 Forward Stock Split

On July 2, 2024, the Company completed a reverse stock split of its Common Shares, and a corresponding adjustment to the outstanding common units of the Operating Partnership at a ratio of 1-for-10 (the “2024 Reverse Stock Split”). The 2024 Reverse Stock Split took effect at 5:00 p.m. Eastern Time on July 2, 2024 (the “2024 Reverse Stock Split Effective Time”) and automatically converted every ten Common Shares outstanding at that time into one Common Share.

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

Also on July 2, 2024, and immediately following the 2024 Reverse Stock Split, the Company completed a forward stock split of its Common Shares, and a corresponding adjustment to the outstanding common units of the Operating Partnership, at a ratio of 5-for-1 (the “Forward Stock Split” and, together with the 2024 Reverse Stock Split, the “Stock Splits”). The Forward Stock Split took effect at 5:01 p.m. Eastern Time on July 2, 2024 (the “Forward Stock Split Effective Time”) and automatically converted every one share of Common Stock outstanding at that time into five shares of Common Stock.  The Forward Stock Split affected all holders of Common Stock uniformly and did not affect any common stockholder’s percentage ownership interest in the Company.

As a result of the Stock Splits, the number of Common Shares outstanding was reduced from 2,236,631 to 1,118,315 shares as of the Forward Stock Split Effective Time.

For stockholders of record, no fractional shares were issued in connection with the 2024 Reverse Stock Split. Instead, each stockholder that otherwise would have received fractional shares received, in lieu of such fractional shares, cash in an amount equal to the applicable fraction multiplied by the closing price of the Common Shares on Nasdaq on July 2, 2024 (as adjusted for the 2024 Reverse Stock Split).   For beneficial stockholders, fractional shares resulting from the 2024 Reverse Stock Split were retained and applied to the Forward Stock Split.  Any fractional shares remaining after the Forward Stock Split were retired for cash in an amount equal to the applicable fraction multiplied by the closing price of the Common Shares on Nasdaq on July 2, 2024 (as adjusted for the 2024 Reverse Stock Split). The redemption of the fractional shares further reduced the number of Common Shares outstanding to 1,118,090 shares.

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

Charter Amendments

In connection with the Stock Splits, on June 20, 2024, the Company filed three Articles of Amendment to its charter with the State Department of Assessments and Taxation of Maryland that provided for:

(i)a 1-for-10 Reverse Stock Split of the Common Stock, effective at 5:00 p.m. Eastern Time on July 2, 2024;

(ii)a 5-for-1 Forward Stock Split of the Common Stock, effective at 5:01 p.m. Eastern Time on July 2, 2024; and

(iii)the par value of the Common Stock to be decreased from $0.02 per share to $0.01 per share effective at 5:02 p.m. Eastern Time on July 2, 2024 (as a result of the Reverse Stock Split the par value of the Common Stock increased from $0.01 to $0.10 and as a result of the Forward Stock Split the par value of the Common Stock decreased from $0.10 to $0.02).

Common Stock Repurchase Plan

In December 2021, the Board approved a program to purchase up to 31,250 Common Shares in the open market, up to a maximum price of $76.80 per share. Under this authorization, the Company purchased 16,755 Common Shares at an average price of $16.608 per share in January 2022.  In October 2023, the Board approved the purchase of an additional 100,000 shares.  The repurchase program does not obligate the Company to acquire any particular amount of Common Shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. In March 2024, the Board authorized and adopted a 10b5-1 and Rule 10b-18 Stock Repurchase Agreement (the “10b5-1 Plan”) which, as amended, authorized the purchase of up to 35,265 shares at or below a price of $12.00 per share.  The authorization under the 10b5-1 Plan expires on May 15, 2025 if not otherwise terminated or amended.  Under the 10b5-1 Plan, during the three and nine months ended September 30, 2024 the Company purchased 2,830 shares of common stock, $0.01 par value per share (“Common Shares”) at a total cost of $32,467 and at an average price of $11.45 per Common Share.  All repurchased Common Shares were retired in accordance with Maryland law.  The Company did not purchase any shares of Common Stock during the three and nine months ended September 30, 2023.

Purchase (Trade) Date	Shares Purchased	Price Per Share	Total Cost (1)
August 6, 2024	2,830	$11.45	$32,467
Total	2,830	$11.45	$32,467

(1) Total cost including transaction fees.

Common Shares and Operating Partnership Units Outstanding

As of September 30, 2024 and December 31, 2023, there were 1,349,454 and 1,122,751 Operating Partnership Units outstanding, respectively, with the REIT owning 1,115,260 and 1,109,405 of these Operating Partnership Units, respectively. As of September 30, 2024 and December 31, 2023, the remaining 234,194 and 13,346 Operating Partnership Units, respectively, are held by noncontrolling, limited partners.  As of September 30, 2024 and December 31, 2023, there were 6,150 Operating Partnership Units and

13,346 Operating Partnership Units, respectively, held by noncontrolling, limited partners that were eligible for conversion to Common Shares.  As of September 30, 2024 and December 31, 2023, respectively, there were 1,115,260 and 1,109,405 Common Shares of the REIT outstanding, respectively.

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

On each January 1 during the term of the Equity Incentive Plan, the maximum number of Common Shares that may be issued under the Equity Incentive Plan will increase by eight percent (8%) of any additional Common Shares or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of Common Shares, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of any adjustment subsequent to January 1, 2020. During the year ended December 31, 2023, no shares were issued under the Equity Incentive Plan so no adjustment was made as of January 1, 2024, and the shares available for issuance under the Equity Incentive Plan remained at 30,706 shares.  As of September 30, 2024, there are 2,447 shares available for issuance under the Equity Incentive Plan.

Earnings Per Share

Basic earnings per share for the Common Shares is calculated by dividing (loss) income from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common stockholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of September 30, 2024 and 2023, respectively, 6,150 and 13,346 Operating Partnership Units held by noncontrolling, limited partners were eligible to be converted, on a one-to-one basis, into Common Shares. For the three months ended September 30, 2024 and the three and nine months ended September 30, 2023, the Operating Partnership Units and the equivalent Common Shares attributable to the conversion of the Operating Partnership Units have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.  However, for the nine months ended September 30, 2024, the Operating Partnership Units and the equivalent Common Shares attributable to the conversion of the Operating Partnership Units have been included in the diluted earnings per share calculation.

The Company's earnings (loss) per common share is determined as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted shares outstanding
Weighted average Common Shares – basic	1,116,391	1,109,405	1,117,099	1,109,631
Effect of conversion of Operating Partnership Units	6,150	13,346	6,150	13,346
Weighted average Common Shares – diluted	1,122,541	1,122,751	1,123,249	1,122,977

Calculation of loss per share – basic and diluted
Net loss attributable to common stockholders	$(526,996)	$(1,948,827)		$(4,047,786)
Weighted average Common Shares – basic and diluted	1,116,391	1,109,405		1,109,631
Loss per share – basic and diluted	$(0.47)	$(1.76)		$(3.65)

Calculation of earnings per share – basic
Net income attributable to common stockholders			$308,700
Weighted average Common Shares – basic			1,117,099
Earnings per share – basic			$0.28

Calculation of earnings per share – diluted
Net income attributable to common stockholders			$308,700
Weighted average Common Shares – diluted			1,123,249
Earnings per share – diluted			$0.28

Dividends and Distributions

During the three and nine months ended September 30, 2024, dividends in the amount of $0.05 and $0.11, respectively, per share were paid on February 6, 2024, to stockholders of record on February 2, 2024, on April 28, 2024 to stockholders of record on April 22, 2024 and on July 26, 2024 to stockholders of record on July 23, 2024.  During the three and nine months ended September 30, 2023, dividends in the amount of $0 and $0.32, respectively, per share were paid on January 27, 2023, to stockholders of record on January 24, 2023 and on April 28, 2023 to stockholders of record on April 24, 2023.  Total dividends and distributions to noncontrolling interests paid during three and nine months ended September 30, 2024 and 2023, respectively, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Common stockholders (dividends)	$55,904	$—	$122,978	$354,394
Hanover Square Property noncontrolling interest (distributions)	7,940	—	516,596	16,000
Parkway Property noncontrolling interest (distributions)	—	—	24,300	—
Operating Partnership Unit holders (distributions)	11,710	—	21,785	4,271
Total dividends and distributions	$75,554	$—	$685,659	$374,665

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in South Carolina, North Carolina and Virginia, which represented approximately 99% of the total annualized base revenues of the properties in its portfolio as of September 30, 2024. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Interest Rate Risk

As of September 30, 2024, the interest rate environment remains elevated, significantly impacting the Company’s operations. The Federal Reserve has maintained a higher federal funds rate as part of its ongoing strategy to combat inflation. This situation has several implications for the Company, which is sensitive to a higher interest rate environment due to the Company’s reliance on debt financing. Higher interest rates increase the cost of borrowing for the Company, raising the expense associated with financing property acquisitions and developments. This could limit the ability to pursue new investments or expansions, potentially slowing growth. Additionally, refinancing existing debt in a high-rate environment could lead to increased costs. Elevated interest rates typically lead to higher capitalization rates, which can reduce property valuations. A decline in asset values may impact the net asset value (NAV) calculations, affecting investors’ perceptions and overall market confidence in the Company.  The ongoing interest rate volatility may affect investor sentiment towards the Company, potentially leading to capital outflows as investors seek alternative investment opportunities with better risk-adjusted returns.

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

As of September 30, 2024 and December 31, 2023, all of the Company’s long-term debt either bore interest at fixed rates or was capped to a fixed rate. The Company’s debt obligations are more fully described in Note 5, Loans Payable, above.

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

9.     Related Party Transactions

Citibank Property Acquisition

On March 28, 2024, the Company acquired the Citibank Property (see Note 3, above) from RMP 3535 N. Central Ave., LLC.  The sole manager and member of RMP 3535 N. Central Ave., LLC is CWS BET Seattle, LP, a Delaware limited partnership, a company controlled and owned by Frank Kavanaugh, the Company’s President and Chief Executive Officer and a member of the Company’s Board of Directors.  Pursuant to the Company’s Related Person Transaction Policy, the terms of the acquisition were determined to be those that would normally be agreed upon in an arms-length transaction.

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

10.      Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. For the three and nine months ended September 30, 2024 and 2023, respectively, the Company had the following reportable segments:  retail center properties, flex center properties and STNL properties. During the periods presented, there have been no material intersegment transactions.

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

Net operating income (“NOI”) is a non-GAAP financial measure and is not considered a measure of operating results or cash flows from operations under GAAP.  NOI is the primary performance measure reviewed by management to assess operating performance of properties and is calculated by deducting operating expenses, including bad debt expense (recovery), from operating revenues. Operating revenues include rental income, tenant reimbursements, and other property income; and operating expenses include operating expenses. The NOI performance metric consists of only revenues and expenses directly related to real estate rental operations. NOI reflects property acquisitions and dispositions, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. NOI, as the Company calculates it, may not be directly comparable to similarly titled, but differently calculated, measures for other REITs.

Asset information and capital expenditures by segment are not reported because the Company does not use these measures to assess performance. Depreciation and amortization expense, along with other expense items, are not allocated among segments.

The following table presents property operating revenues, expenses and NOI by product type:

	For the three months ended September 30,
	Retail center properties		Flex center properties		STNL properties		Total
	2024	2023	2024	2023	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$1,565,896	$1,874,188	$676,754	$658,246	$94,275	$56,306	$2,336,925	$2,588,740
Operating expenses	374,016	459,132	162,800	180,164	8,188	7,696	545,004	646,992
Bad debt expense	15,423	2,083	—	3,586	—	—	15,423	5,669
Net operating income	$1,176,457	$1,412,973	$513,954	$474,496	$86,087	$48,610	$1,776,498	$1,936,079

	For the nine months ended September 30,
	Retail center properties		Flex center properties		STNL properties		Total
	2024	2023	2024	2023	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$4,955,305	$5,557,045	$2,008,056	$1,839,675	$246,359	$168,897	$7,209,720	$7,565,617
Operating expenses	1,193,838	1,489,602	491,586	535,065	23,697	23,174	1,709,121	2,047,841
Bad debt expense	29,087	18,578	8,556	31,290	—	—	37,643	49,868
Net operating income	$3,732,380	$4,048,865	$1,507,914	$1,273,320	$222,662	$145,723	$5,462,956	$5,467,908

11.      Subsequent Events

As of November 12, 2024, the following events have occurred subsequent to the September 30, 2024 effective date of the condensed consolidated financial statements:

Wells Fargo Line of Credit

On October 2, 2024, the Company, through its wholly-owned subsidiaries, entered into an amended and restated Revolving Line of Credit Note with Wells Fargo Bank, National Association that increases the line of credit from $1,500,000 to $4,000,000 and extended the maturity date to September 30, 2026.  (See Note 5, above.)

Private Placement of Operating Partnership Units

On October 11, 2024, the Company’s Operating Partnership entered into a Subscription Agreement with Francis P. Kavanaugh, the Company’s President and Chief Executive Officer and a member of the Board, for the sale by the Operating Partnership in a private placement of 160,000 units of partnership interest in the Operating Partnership at a purchase price of $12.50 per unit for total consideration of $2,000,000.

Common Stock Dividend

On October 21, 2024, a dividend in the amount of $0.06 per share was paid to common stockholders and Operating Partnership Unit holders of record on October 16, 2024.

Mandatorily Redeemable Preferred Stock Dividend

On October 21, 2024, a dividend in the amount of $0.50 per share was paid to mandatorily redeemable preferred stockholders of record on October 16, 2024 for the period from July 23, 2024 to October 21, 2024.

Notice of Intent to Partially Redeem Shares of Mandatorily Redeemable Preferred Stock

On October 23, 2024, the Company gave notice of its intention to redeem 140,000 shares of its mandatorily redeemable preferred stock on November 25, 2024.  The Company plans to use the $2,000,000 proceeds from the private placement of Operating Partnership Units and $1,500,000 in cash on hand to fund this redemption.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The U.S. Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements.  This Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws, including, but not limited to, statements relating to our business activities, financing sources, liquidity, redemption of our mandatorily redeemable preferred stock and strategy. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases to identify forward-looking statements in this Quarterly Report.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the competitive environment in which we operate;
●	local, regional, national and international economic conditions;
●	capital expenditures;
●	the availability, terms and deployment of capital;
●	financing risks;
●	inflation;
●	the general level of interest rates;
●	changes in our business or strategy;
●	fluctuations in interest rates and increased operating costs;
●	our incurrence of impairment charges;
●	the degree and nature of our competition;
●	our dependence upon our key personnel;
●	defaults on or non-renewal of leases by tenants;

●	decreased rental rates or increased vacancy rates;
●	our ability to make distributions on shares of our common stock;
●	difficulties in identifying properties to acquire and completing acquisitions;
●	our ability to operate as a public company;
●	natural disasters such as hurricanes, floods or tornadoes;
●	the impact of epidemics, pandemics, or other outbreaks of illness, disease or virus and measures intended to prevent the spread or address the effects thereof;
●	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;
●	our ability to maintain an active trading market for our common stock on The Nasdaq Capital Market (“Nasdaq”) and maintain continued listing on Nasdaq and the likelihood that a delisting of our common stock from Nasdaq could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock;
●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;
●	potential disruption to or compromise of our information technology networks or data, or those of third parties upon which we rely; and
●	related industry developments, including trends affecting our business, financial condition and results of operations.

The forward-looking statements contained in this Quarterly Report are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to the factors, risks and uncertainties described above, changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors, many of which are beyond our control. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. We caution that you should not place undue reliance on any of our forward-looking statements. Any forward-looking statement made by us in this Quarterly Report speaks only as of the date of this Quarterly Report.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by applicable laws.

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

As of September 30, 2024, our company owns four retail center properties consisting of (i) the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), (ii) the Ashley Plaza Shopping Center, a 156,012 square foot retail property located in Goldsboro, North Carolina (the “Ashley Plaza Property”), (iii) the Lancer Center, a 181,590 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), and (iv) the Salisbury Marketplace Shopping Center, a 79,732 square foot retail property located in Salisbury, North Carolina (the “Salisbury Marketplace Property”).  On March 13, 2024, our company, and its tenant in common partner, sold the Shops at Hanover Square North, a 73,440 square foot retail property located in Mechanicsville, Virginia (the “Hanover Square Shopping Center Property”). Our company owned 84% of the Hanover Square Shopping Center Property as a tenant in common with a noncontrolling owner which owned the remaining 16% interest.  Our company and its tenant in common partner retained ownership of the 0.86 acre outparcel (the “Hanover Square Outparcel”).  On March 25, 2024, our company purchased its tenant in common partner’s 16% interest in the Hanover Square Outparcel (see Note 3 of the accompanying notes to the condensed consolidated financial statements).

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

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have investments. As of September 30, 2024 our reportable segments were retail center properties, flex center properties and STNL properties.

Recent Trends and Activities

Private Placement of Operating Partnership Units

On October 11, 2024, our company’s operating partnership entered into a subscription agreement with Francis P. Kavanaugh, our company’s President and Chief Executive Officer and a member of our Board, for the sale by the Operating Partnership in a private placement of 160,000 units of partnership interest in the Operating Partnership at a purchase price of $12.50 per unit for total consideration of $2,000,000.

Sale of the Hanover Square Shopping Center Property

On March 13, 2024, our company sold the Hanover Square Shopping Center Property to an unrelated third party for a sale price of $13.0 million, less credits for repairs of $85,000, resulting in a gain on disposal of investment properties of $2,819,502 reported on our Company’s condensed consolidated statement of operations for the nine months ended September 30, 2024. Our company did not report any gain or loss on the disposal of investment properties for the three months ended September 30, 2024 or for the three and nine months ended September 30, 2023.

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

Wells Fargo Line of Credit

On June 13, 2022, our company, through its wholly-owned subsidiaries, entered into a loan agreement with Wells Fargo Bank, National Association for a $1,500,000 line of credit (the “Original Wells Fargo Line of Credit”).  On May 2, 2023, our company and Wells Fargo Bank, National Association entered into the First Amendment to the Revolving Line of Credit Note which extended the maturity date of the Original Wells Fargo Line of Credit to June 9, 2024.  On June 5, 2024, our company and Wells Fargo Bank, National Association entered into the Second Amendment to the Revolving Line of Credit Note which further extended the maturity date of the Original Wells Fargo Line of Credit to October 7, 2024.  As of September 30, 2024 and December 31, 2023, the Original Wells Fargo Line of Credit had an outstanding balance of $0 and $1,000,000, respectively.  Outstanding balances on the Original Wells Fargo Line of Credit bore interest at a floating rate of 2.25% above daily SOFR.  As of September 30, 2024 and December 31, 2023, SOFR was 4.85% and 5.35%, respectively.  The Original Wells Fargo Line of Credit was secured by the Lancer Center Property, the Greenbrier Business Center Property and the Salisbury Marketplace Property, was unconditionally guaranteed by the Company, and any outstanding balances would have been due on the October 7, 2024 maturity date.

On October 2, 2024, our company, through its wholly-owned subsidiaries, entered into an amended and restated Revolving Line of Credit Note with Wells Fargo Bank, National Association that increases the line of credit from $1,500,000 to $4,000,000 (the “Expanded Wells Fargo Line of Credit”).  Outstanding balances on the Expanded Wells Fargo Line of Credit will bear interest at a floating rate of 3.10% above Daily Simply SOFR, which, with respect to any day (a “SOFR Rate Day”) means a rate per annum equal to SOFR for the day that is two U.S. Government Securities Business Days prior to (i) if such SOFR Rate Day is a U.S. Government Securities Business Day, such SOFR Rate Day or (ii) if such SOFR Rate Day is not a U.S. Government Securities Business Day, the U.S. Government Securities Business Day immediately preceding such SOFR Rate Day, subject to certain exceptions.  A U.S. Government Securities Business Day is any day except for Saturday, Sunday or a day on which the Securities Industry and Financial Markets Association, or any successor thereto, recommends that the fixed income departments of its members be closed for the entire day for purposes of trading in United States government securities.  The Expanded Wells Fargo Line of Credit is secured by the Lancer Center Property, the Greenbrier Business Center Property, the Salisbury Marketplace Property and the Citibank Property, is unconditionally guaranteed by our company, and any outstanding balances will be due on the September 30, 2026 maturity date.  The terms of the Expanded Wells Fargo Line of Credit prohibit our company from using proceeds to directly or indirectly fund the redemption of our company’s mandatorily redeemable preferred stock.

Common stock grants under the 2018 Equity Incentive Plan

On January 18, 2024, the Compensation Committee approved a grant of 7,637 Common Shares to our company’s five independent directors, a grant of 1,273 Common Shares to a consultant of our company and a grant of 19,348 Operating Partnership Units to our company’s President and CEO, under the Equity Incentive Plan. The effective date of the grants was January 18, 2024. The Common Shares granted vested immediately and are unrestricted.  The Operating Partnership Units granted vest immediately but are not convertible to Common Shares until January 18, 2025.  However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares and Operating Partnership Units vested immediately, the fair value of the grants, or $277,500, was recorded to share based compensation expense on our company’s condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of our company’s Common Shares on the effective date of the grant.

Financing Activities

Mortgages payable

Our company financed its acquisitions of its investment properties through mortgages, as follows:

				Balance
				September 30,
	Monthly	Interest		2024	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2023
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Ashley Plaza (b)	$52,795	3.75%	September 2029	10,518,121	10,708,557
Brookfield Center (c)	$22,876	3.90%	November 2029	4,500,282	4,571,410
Parkway Center (d)	$28,161	Variable	November 2031	4,828,899	4,870,403
Wells Fargo Mortgage Facility (e)	$103,438	4.50%	June 2027	17,617,641	17,939,276
Total mortgages payable				$50,714,943	$51,339,646

Amounts presented do not reflect unamortized loan issuance costs.

(a)	The mortgage loan for the Franklin Square Property in the principal amount of $13,250,000 has a ten-year term and matures on December 6, 2031. The mortgage loan bears interest at a fixed rate of 3.808% and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage includes covenants for our company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and to maintain liquid assets of no less than $1,000,000. As of September 30, 2024 and December 31, 2023, respectively, our company believes that we are compliant with these covenants. Our company has guaranteed the payment and performance of the obligations of the mortgage loan.
(b)

The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.  Effective on December 26, 2023, our company assumed certain guaranty obligations under the Ashley Plaza Property mortgage loan related to the Guaranty Substitution.  These obligations include covenants for our company to maintain a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property and for our company to maintain liquid assets of no less than $1,140,000. As of September 30, 2024 and December 31, 2023, respectively, our company believes that we are compliant with these covenants.

(c)

The mortgage loan for the Brookfield Center Property bears interest at a fixed rate of 3.90% and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.  Effective on December 26, 2023, our company assumed certain guaranty obligations under the Brookfield Center Property mortgage loan related to the Guaranty Substitution.  These obligations include covenants for our company to maintain a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Center Property and for our company to maintain liquid assets of no less than $485,000. As of September 30, 2024 and December 31, 2023, respectively, our company believes that we are compliant with these covenants.

(d)

The interest rate for the mortgage loan for the Parkway Property was originally based on ICE LIBOR plus 225 basis points, with a minimum rate of 2.25%.  After the discontinuation of LIBOR on June 30, 2023, the ICE LIBOR index was replaced by Term SOFR, with an adjusted margin of 236.44 basis points.  Under the terms of the mortgage, the interest rate payable each month may not change by greater than 1% during any six-month period and 2% during any 12-month period.  As of September 30, 2024 and December 31, 2023 the rate in effect for the Parkway Property mortgage was 7.57% and 7.05%, respectively.  The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule.  The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis.  As of September 30, 2024 and December 31, 2023, respectively, our company believes that we are compliant with this covenant.

On October 28, 2021, our company entered into the Interest Rate Protection Transaction to limit our exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property. Under this agreement, our interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%.  Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR. For the period from September 1, 2022 through September 30, 2024, the applicable index (LIBOR or SOFR), exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced our company’s net interest expense.  Payments to our company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on our company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023, respectively.

(e)

On June 13, 2022, our company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500.  The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property.  The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term.  The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five -year amortization schedule, is $103,438.  Our company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility.  The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis and a minimum debt yield of 9.5% on the Salisbury Marketplace Property, the Lancer Center Property and the Greenbrier Business Center Property, and to maintain liquid assets of not less than $1,500,000.  As of September 30, 2024 and December 31, 2023, respectively, our company believes that we are compliant with these covenants.

Our company financed its acquisitions of its assets held for sale through mortgages, which as of December 31, 2023 were recorded as mortgages payable, net, associated with assets held for sale, on our condensed consolidated balance sheets.  Our company sold the Hanover Square Shopping Center Property on March 13, 2024 and repaid the mortgage payable.

	Monthly	Interest		September 30, 2024	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2023
Hanover Square (a)	$78,098	6.94%	December 2027	$—	$9,640,725
Total mortgages payable associated with assets held for sale				$—	$9,640,725

Amounts presented do not reflect unamortized loan issuance costs.

(a)	The mortgage loan for the Hanover Square Property bore interest at a fixed rate of 4.25% until January 1, 2023, when the interest rate adjusted to a fixed rate of 6.94%, which was determined by adding 3.00% to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25%. As a result of the interest rate change, as of February 1, 2023, the fixed monthly payment of $56,882 increased to $78,098 which includes interest at the fixed rate, and principal, based on a twenty-five year amortization schedule. On March 13, 2024, our company sold the Hanover Square Shopping Center Property and repaid the mortgage loan for the Hanover Square Property.

Off-Balance Sheet Arrangements

As of September 30, 2024 and December 31, 2023, we have no off-balance sheet arrangements.

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

Upon the adoption of ASC No. 842, our company has elected the practical expedient permitting lessors to elect by class of underlying asset to not separate non-lease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC No. 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. Our company assessed the criteria above with respect to our operating leases and determined that they qualify for the non-separation practical expedient. As a result, we have accounted for and presented the revenues from these leases, including tenant reimbursements, as a single line item on our condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023.

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

REIT Status

We are a Maryland corporation that has elected to be treated, for U.S. federal income tax purposes, as a REIT. We elected to be taxed as a REIT under the Internal Revenue Code for the year ended December 31, 2017 and have not revoked such election. A REIT is a corporate entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, we generally will not be subject to corporate level federal income tax on our taxable income if we annually distribute 100% of our taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to regular federal and state corporate income taxes and may not be able to elect to qualify as a REIT for five subsequent taxable years. Our qualification as a REIT requires management to exercise significant judgment and consideration with respect to operational matters and accounting treatment. Therefore, we believe our REIT status is a critical accounting estimate.

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

The redemption date of our company’s mandatorily redeemable preferred stock is February 19, 2025 (the “Redemption Date”).  On October 23, 2024, our company issued a notice of its intent to redeem 140,000 shares of its mandatorily redeemable preferred stock on November 25, 2024.  Our company plans to use the $2,000,000 proceeds from the private placement of Operating Partnership Units and $1,500,000 in cash on hand to fund this redemption.  Our company will require additional liquidity to fund the redemption of the remaining 60,000 shares prior to the Redemption Date.  Our company expects to be able to generate this liquidity from a number of sources, including cash on hand, forecasted future cash flows for the periods prior to the Redemption Date, additional private placement issuances of Operating Partnership Units, and careful management of our company’s capital expenditures during the periods prior to the Redemption Date.

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

Cash Flows

At September 30, 2024, our consolidated cash and restricted cash on hand totaled $4,968,659 compared to consolidated cash on hand of $3,809,605 at December 31, 2023. Cash from operating activities, investing activities and financing activities for the nine months ended September 30, 2024 are as follows:

Operating Activities

During the nine months ended September 30, 2024, our cash provided by operating activities was $1,410,969 compared to cash provided by operating activities of $415,603 for the nine months ended September 30, 2023, an increase in cash provided by operating activities of $995,366.

Cash flows from operating activities has two components. The first component consists of net operating loss adjusted for non-cash operating activities. During the nine months ended September 30, 2024, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $1,519,643.  During the nine months ended September 30, 2023, operating activities adjusted for non-cash items resulted in net cash used in operating activities of $432,710.  The increase of $1,952,353 in cash flows from operating activities for the nine months ended September 30, 2024 was a result of improved net operating income from our investment properties and reduced management restructuring expenses of $1,846,329.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations.  During the nine months ended September 30, 2024, net changes in asset and liability accounts resulted in $108,674 in cash used for operations. During the nine months ended September 30, 2023, net changes in asset and liability accounts resulted in $848,313 in cash provided by operations. This decrease of $956,987 in cash provided by operations resulting from changes in assets and liabilities is a result of decreased changes in accounts payable and accrued liabilities of $635,510, decreased changes in rent and other receivables, net, of $218,341, and decreased changes in other assets of $125,501, partially offset by increased changes in unbilled rent of $22,365.

The net of (i) the $1,519,643 cash provided by operations from the first category and (ii) the $108,674 cash used for operations from the second category resulted in a total increase of cash provided by operations of $1,410,969 for the nine months ended September 30, 2024.

Management believes that separately evaluating these two components of our company’s cash provided by operating activities provides management with additional insight into this GAAP measure.  Management believes that separating changes in assets and liabilities, the second component, from net operating loss adjusted for non-cash operating activities, the first component, is a meaningful measure of our company’s operating performance, along with adjusted funds from operations, presented below.

Investing Activities

During the nine months ended September 30, 2024, our cash provided by investing activities was $2,300,540, compared to cash used in investing activities of $1,144,354 during the nine months ended September 30, 2023, an increase in cash provided by investing activities of $3,444,894.

During the nine months ended September 30, 2024, cash provided by investing activities consisted of $3,110,149 in cash received from the disposal of investment properties, offset by $145,345 in investment property acquisitions, including $100,891 in cash paid for the acquisition of the noncontrolling owner’s 16% interest in the Hanover Square Outparcel and $44,454 paid in cash for closing costs related to the Citibank Property acquisition, and $664,264 in capitalized expenditures, including $113,847 in building improvements, $2,300 in site improvements, $174,159 in leasing commissions and $373,958 in capitalized tenant improvements.  During the nine months ended September 30, 2023, cash used in investing activities consisted of $1,144,354 in capitalized expenditures, including $194,570 in building improvements, $11,323 in site improvements, $317,155 in capitalized leasing commissions, and $621,306 in capitalized tenant improvements.

The non-cash investing activity for the nine months ended September 30, 2024, that did not affect our cash provided by investing activities, was the issuance of $2,400,000 in Operating Partnership Units for the acquisition of the Citibank Property and the accrual of capital expenditures of $74,105.  There was no non-cash investing activity for the nine months ended September 30, 2023.

Financing Activities

During the nine months ended September 30, 2024, our cash used by financing activities was $2,552,455 compared to cash used by financing activities of $183,946 during the nine months ended September 30, 2023, an increase in cash used by financing activities of $2,368,509.  During the nine months ended September 30, 2024, our cash used by financing activities consisted of $1,000,000 to repay the line of credit, short term, $754,398 in principal payments for our company’s mortgages, $685,659 in dividends and distributions and $77,226 for the Operating Partnership Unit redemption, $32,467 in repurchases of common stock, and $2,705 for the retirement of fractional shares resulting from the 2024 Reverse Stock Split.  During the nine months ended September 30, 2023, cash used in financing activities consisted of $804,282 for mortgage debt principal payments, $374,665 for dividends and distributions and $4,999 for the retirement of fractional shares resulting from the Reverse Stock Split, partially offset by proceeds from the line of credit, short term, of $1,000,000.

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

The primary, non-operating liquidity needs of our company are $3,500,000 to redeem 140,000 shares of our mandatorily redeemable preferred stock on November 25, 2024, pursuant to the redemption notice issued on October 23, 2024, $1,500,000 to redeem the remaining 60,000 shares of our mandatorily redeemable preferred stock by February, 2025, $90,737 to pay the dividends and distributions to our common stockholders and Operating Partnership Unit holders, $100,000 to pay the dividends to holders of our mandatorily redeemable preferred stock that were declared on October 3, 2024 and payable on October 21, 2024 to holders of record on October 16, 2024, and $208,232 in principal payments due on our mortgages payable during the remaining three months ending December 31, 2024.  In addition to liquidity required to fund these dividends and principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. Our company plans to pay these obligations through a combination of cash on hand, potential dispositions and operating cash.

To meet these future liquidity needs, our company has the following resources:

•	$3,121,333 in unrestricted cash as of September 30, 2024;
●	$2,000,000 in proceeds from the private placement of Operating Partnership Units that closed on October 11, 2024;
●	$1,847,326 held in lender reserves for the purposes of tenant improvements, leasing commissions, real estate taxes and insurance premiums;
●	additional private placement issuances of Common Shares and/or Operating Partnership Units;
•	Our company’s $4,000,000 line of credit with Wells Fargo Bank, National Association, which has an available balance of $4,000,000 as of September 30, 2024, and which matures on September 30, 2026; and

•	Cash generated from operations during the remaining three months ending December 31, 2024, if any.

Results of Operations

Three months ended September 30, 2024

Revenues

Total revenue was $2,336,925 for the three months ended September 30, 2024, consisting of $1,565,896 in revenues from retail center properties, $676,754 from flex center properties and $94,275 from STNL properties. Total revenues for the three months ended September 30, 2024 decreased by $251,815 over the three months ended September 30, 2023, resulting from reduced revenues from the sale of the Hanover Square Property partially offset by increased revenues from flex center properties and STNL properties.

	For the three months ended
	September 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Revenues
Retail center properties	$1,565,896	$1,874,188	$(308,292)
Flex center properties	676,754	658,246	18,508
Single tenant net lease properties	94,275	56,306	37,969
Total Revenues	$2,336,925	$2,588,740	$(251,815)

Revenues from retail center properties were $1,565,896 for the three months ended September 30, 2024, a decrease of $308,292 from retail center property revenues for the three months ended September 30, 2023.  Increased revenues of $27,582 from the Franklin Square Property and $22,014 from the Lancer Center Property due to new leasing activity and increasing rents, were offset by reduced revenues of $1,717 from the Ashley Plaza Property, and $28,823 from the Salisbury Marketplace Property, due to reduced occupancy, and reduced revenues of $327,348 due to the sale of the Hanover Square Property on March 13, 2024.

	For the three months ended
	September 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Retail Center Properties
Franklin Square Property	$624,136	$596,554	$27,582
Hanover Square Property	—	327,348	(327,348)
Ashley Plaza Property	379,445	381,162	(1,717)
Lancer Center Property	337,570	315,556	22,014
Salisbury Property	224,745	253,568	(28,823)
	$1,565,896	$1,874,188	$(308,292)

Revenues from flex center properties were $676,754 for the three months ended September 30, 2024, an increase of $18,508 over revenues from flex center properties for the three months ended September 30, 2023.  Revenues from the Parkway Property and the Greenbrier Business Center Property increased by $4,120 and $11,924, respectively, both due to new leasing activity, and revenues increased from the Brookfield Center Property by $2,464 due to general rent increases.

	For the three months ended
	September 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Flex Center Properties
Brookfield Center Property	$214,084	$211,620	$2,464
Greenbrier Business Center Property	257,025	245,101	11,924
Parkway Center Property	205,645	201,525	4,120
	$676,754	$658,246	$18,508

Revenues from STNL properties were $94,275 for the three months ended September 30, 2024, an increase of $37,969 from revenues from STNL properties for the three months ended September 30, 2023, due to an annual rent escalation for the T-Mobile Property and the acquisition of the Citibank Property.

	For the three months ended
	September 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Single Tenant Net Lease Properties
East Cost Wings Property (Ashley Plaza)	$26,628	$26,628	$—
T-Mobile Property (Ashley Plaza)	29,947	29,678	269
Citibank Property	37,700	—	37,700
	$94,275	$56,306	$37,969

Operating Expenses

Total operating expenses were $2,033,653 for the three months ended September 30, 2024, consisting of $389,439 in expenses from retail center properties, $162,800 in expenses from flex center properties, $8,188 in expenses from the STNL properties, $261,670 in legal, accounting and other professional fees, $238,189 in corporate general and administrative expenses, and $973,367 in depreciation and amortization.

	For the three months ended
	September 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Operating Expenses
Retail center properties (1)	$389,439	$461,215	$(71,776)
Flex center properties (2)	162,800	183,750	(20,950)
Single tenant net lease properties	8,188	7,696	492
Total Investment Property Operating Expenses	560,427	652,661	(92,234)
Legal, accounting and other professional fees (3)	261,670	237,562	24,108
Corporate general and administrative expenses	238,189	162,649	75,540
Management restructuring expenses	—	1,452,904	(1,452,904)
Depreciation and amortization	973,367	1,149,664	(176,297)
Total Operating Expenses	$2,033,653	$3,655,440	$(1,621,787)

(1)	Includes bad debt expense of $15,423 and $2,083 for the three months ended September 30, 2024 and 2023, respectively.
(2)	Includes bad debt expense of $0 and $3,586 for the three months ended September 30, 2024 and 2023, respectively.
(3)

Includes $174,532 and $120,005 in expenses paid to the Consultant pursuant to the initial Consulting Agreement and subsequent Staffing Agreement for the three months ended September 30, 2024 and 2023, respectively.

Operating expenses from retail center properties were $389,439 for the three months ended September 30, 2024, a decrease of $71,776 from retail center property operating expenses for the three months ended September 30, 2023.  Decreased operating expenses of $10,638 from the Franklin Square Property due to reduced building repair expenses, and $79,637 resulting from the sale of the Hanover Square Property, were partially offset by increased operating expenses of $10,552 from the Ashley Plaza Property due to increased building repair and professional fee expenses, $7,527 from the Lancer Center Property and $420 from the Salisbury Property, both due to minor increases in miscellaneous operating expenses.

	For the three months ended
	September 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Retail Center Properties
Franklin Square Property	$149,003	$159,641	$(10,638)
Hanover Square Property (1)	2,495	82,132	(79,637)
Ashley Plaza Property	79,006	68,454	10,552
Lancer Center Property (2)	103,738	96,211	7,527
Salisbury Property	55,197	54,777	420
Total	$389,439	$461,215	$(71,776)

(1)Includes bad debt expense of $2,472 and $0 for the three months ended September 30, 2024 and 2023, respectively.

(2)	Includes bad debt expense of $12,951 and $2,083 for the three months ended September 30, 2024 and 2023, respectively.

Operating expenses from flex center properties were $162,800 for the three months ended September 30, 2024, a decrease of $20,950 over flex center property operating expenses for the three months ended September 30, 2023.  Decreased operating expenses consisted of $3,129 from the Greenbrier Business Center Property due to decreased building repair expenses, $2,740 from the Brookfield Center Property due to a minor decrease in miscellaneous operating expenses, and $15,081 from the Parkway Property due to decreased building repair expenses.

	For the three months ended
	September 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Flex Center Properties
Brookfield Center Property	$59,823	$62,563	$(2,740)
Greenbrier Business Center Property	55,167	58,296	(3,129)
Parkway Center Property (1)	47,810	62,891	(15,081)
	$162,800	$183,750	$(20,950)

(1)	Includes bad debt expense of $0 and $3,586 for the three months ended September 30, 2024 and 2023, respectively.

Operating expenses from STNL properties were $8,188 for the three months ended September 30, 2024, an increase of $492 from operating expenses from STNL properties for the three months ended September 30, 2023, due to increased operating expenses of $398 from the T-Mobile Property and $94 for the East Coast Wings Property.

	For the three months ended
	September 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Single Tenant Net Lease Properties
East Cost Wings Property (Ashley Plaza)	$3,732	$3,638	$94
T-Mobile Property (Ashley Plaza)	4,456	4,058	398
Citibank Property	—	—	—
	$8,188	$7,696	$492

Operating Income (Loss)

Operating income for the three months ended September 30, 2024 was $303,272, an increase of $1,369,972 from the operating loss of $1,066,700 for the three months ended September 30, 2023. This was a result of decreased management restructuring expenses of $1,452,904 and decreased depreciation and amortization expenses of $176,297, partially offset by decreased investment property operating income of $159,581, increased legal, accounting and other professional fees of $24,108, and increased corporate general and administrative expenses of $75,540.

Interest Expense

Interest expense was $730,922 and $900,182 for the three months ended September 30, 2024 and 2023, respectively, as follows:

	For the three months ended
	September 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Franklin Square	$136,036	$136,036	$—
Hanover Square	—	169,755	(169,755)
Ashley Plaza	105,528	107,697	(2,169)
Brookfield Center	47,850	48,780	(930)
Parkway Center	63,957	46,851	17,106
Wells Fargo Mortgage Facility	210,065	229,655	(19,590)
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	166,965	161,408	5,557
Other interest	521	—	521
Total interest expense	$730,922	$900,182	$(169,260)

Total interest expense for the three months ended September 30, 2024 decreased by $169,260 over the three months ended September 30, 2023. This decrease was a result of decreased interest of $169,755 from the sale of the Hanover Square Shopping Center Property, decreased interest expense from each of the Ashley Plaza mortgage of $2,169, the Brookfield mortgage of $930, and the Wells Fargo Mortgage Facility of $19,950, partially offset by increased interest from the Parkway Mortgage of $17,106, increased amortization and preferred dividends on the Company’s mandatorily redeemable preferred stock of $5,557, and increased other interest of $521.  Interest expense above includes non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock. See Note 5 of the accompanying notes to the condensed consolidated financial statements.

Other Income

During the three months ended September 30, 2024, other income was $14,824, a decrease of $5,698 from other income of $20,522 for the three months ended September 30, 2023.  Other income for the three months ended September 30, 2024 consisted of $14,824 in interest income.  Other income for the three months ended September 30, 2023 consisted of $12,337 in income related to the fair value change of the interest rate caps, and interest income of $8,185.

Other Expense

During the three months ended September 30, 2024, other expense was $105,123, an increase of $105,123 from other expense of $0 for the three months ended September 30, 2023.  Other expense for the three months ended September 30, 2024 consisted of $105,123 in expense related to the fair value change of the interest rate cap.

Net Loss

Net loss was $517,949 for the three months ended September 30, 2024, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common stockholders was $526,996. Net loss was $1,946,360 for the three months ended September 30, 2023, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common stockholders was $1,948,827, for the three months ended September 30, 2023.

Net loss for the three months ended September 30, 2024 decreased by $1,428,411 over the three months ended September 30, 2023, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common stockholders for the three months ended September 30, 2024 decreased by $1,421,831 over the net loss from the three months ended September 30, 2023.

Nine months ended September 30, 2024

Revenues

Total revenue was $7,209,720 for the nine months ended September 30, 2024, consisting of $4,955,305 in revenues from retail center properties, $2,008,056 from flex center properties and $246,359 from STNL properties. Total revenues for the nine months ended September 30, 2024 decreased by $355,897 over the nine months ended September 30, 2023, resulting primarily from the sale of the Hanover Square Property.

	For the nine months ended
	September 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Revenues
Retail center properties	$4,955,305	$5,557,045	$(601,740)
Flex center properties	2,008,056	1,839,675	168,381
Single tenant net lease properties	246,359	168,897	77,462
Total Revenues	$7,209,720	$7,565,617	$(355,897)

Revenues from retail center properties were $4,955,305 for the nine months ended September 30, 2024, a decrease of $601,740 from retail center property revenues for the nine months ended September 30, 2023.  Increased revenues of $80,843 from the Franklin Square Property and $66,385 from the Lancer Center Property due to new leasing activity, were offset by reduced revenues of $13,571 from the Ashley Plaza Property, and $55,601 from the Salisbury Marketplace Property, due to reduced occupancy, and reduced revenues of $679,796 due to the sale of the Hanover Square Property on March 13, 2024.

	For the nine months ended
	September 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Retail Center Properties
Franklin Square Property	$1,862,587	$1,781,744	$80,843
Hanover Square Property	307,325	987,121	(679,796)
Ashley Plaza Property	1,118,078	1,131,649	(13,571)
Lancer Center Property	992,362	925,977	66,385
Salisbury Property	674,953	730,554	(55,601)
	$4,955,305	$5,557,045	$(601,740)

Revenues from flex center properties were $2,008,056 for the nine months ended September 30, 2024, an increase of $168,381 over revenues from flex center properties for the nine months ended September 30, 2023 due to increased revenues from the Parkway Property of $25,093 and the Greenbrier Business Center Property of $130,027, both due to new leasing activity, and the Brookfield Center Property of $13,261 due to general rent increases.

	For the nine months ended
	September 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Flex Center Properties
Brookfield Center Property	$642,467	$629,206	$13,261
Greenbrier Business Center Property	761,557	631,530	130,027
Parkway Center Property	604,032	578,939	25,093
	$2,008,056	$1,839,675	$168,381

Revenues from STNL properties were $246,359 for the nine months ended September 30, 2024, an increase of $77,462 from revenues from STNL properties for the nine months ended September 30, 2023, due to increased revenues from a lease escalation for the T-Mobile Property and the acquisition of the Citibank Property, partially offset by a slight decline in revenues from the East Coast Wings Property due to lower common area maintenance reimbursement revenues.

	For the nine months ended
	September 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Single Tenant Net Lease Properties
East Cost Wings Property (Ashley Plaza)	$79,742	$79,884	$(142)
T-Mobile Property (Ashley Plaza)	89,744	89,013	731
Citibank Property	76,873	—	76,873
	$246,359	$168,897	$77,462

Operating Expenses

Total operating expenses were $6,693,578 for the nine months ended September 30, 2024, consisting of $1,222,925 in expenses from retail center properties, $500,142 in expenses from flex center properties, $23,697 in expenses from the STNL properties, $277,500 in share based compensation expenses, $941,244 in legal, accounting and other professional fees, $748,928 in corporate general and administrative expenses, and $2,979,142 in depreciation and amortization.

	For the nine months ended
	September 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Operating Expenses
Retail center properties (1)	$1,222,925	$1,508,180	$(285,255)
Flex center properties (2)	500,142	566,355	(66,213)
Single tenant net lease properties	23,697	23,174	523
Total Investment Property Operating Expenses	1,746,764	2,097,709	(350,945)
Share based compensation expenses	277,500	—	277,500
Legal, accounting and other professional fees (3)	941,244	1,228,262	(287,018)
Corporate general and administrative expenses	748,928	364,868	384,060
Management restructuring expenses	—	1,846,329	(1,846,329)
Loss on impairment	—	50,859	(50,859)
Depreciation and amortization	2,979,142	3,459,262	(480,120)
Total Operating Expenses	$6,693,578	$9,047,289	$(2,353,711)
(1)	Includes bad debt expense of $29,087 and $18,578 for the nine months ended September 30, 2024 and 2023, respectively.
(2)

Includes bad debt expense of $8,556 (net of a recovery of $5,500 that was recorded in a prior period and collected during the nine months ended September 30, 2024) and $31,290 for the nine months ended September 30, 2024 and 2023, respectively.

(3)

Includes $558,029 and $407,018 in expenses paid to the Consultant pursuant to the initial Consulting Agreement and subsequent Staffing Agreement for the nine months ended September 30, 2024 and 2023, respectively.

Operating expenses for retail center properties were $1,222,925 for the nine months ended September 30, 2024, a decrease of $285,255 from retail center property operating expenses for the nine months ended September 30, 2023.  Operating expenses decreased for all of our company’s properties, including $57,625 from the Salisbury Property, $140,181 from the Hanover Square Property, $48,657 from the Franklin Square Property, $9,275 from the Ashley Plaza Property, and $29,517 from the Lancer Center Property, primarily from the elimination of the asset management fees paid by the properties to our company’s former Manager, and from the sale of the Hanover Square Property on March 13, 2024.

	For the nine months ended
	September 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Retail Center Properties
Franklin Square Property	$477,987	$526,644	$(48,657)
Hanover Square Property (1)	108,695	248,876	(140,181)
Ashley Plaza Property	217,813	227,088	(9,275)
Lancer Center Property (2)	281,007	310,524	(29,517)
Salisbury Property (3)	137,423	195,048	(57,625)
	$1,222,925	$1,508,180	$(285,255)

(1)Includes bad debt expense of $16,136 and $0 for the nine months ended September 30, 2024 and 2023, respectively.

(2)	Includes bad debt expense of $12,951 and $2,208 for the nine months ended September 30, 2024 and 2023, respectively.

(3)Includes bad debt expense of $0 and $16,370 for the nine months ended September 30, 2024 and 2023, respectively.

Operating expenses from flex center properties were $500,142 for the nine months ended September 30, 2024, a decrease of $66,213 over flex center property operating expenses for the nine months ended September 30, 2023 due to decreased operating expenses from the Greenbrier Business Center Property of $27,488, from the Parkway Property of $26,358, and from the Brookfield Center Property of $12,367, primarily from the elimination of the asset management fees paid by the properties to our company’s former Manager.

	For the nine months ended
	September 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Flex Center Properties
Brookfield Center Property	$180,586	$192,953	$(12,367)
Greenbrier Business Center Property (1)	180,213	207,701	(27,488)
Parkway Center Property (2)	139,343	165,701	(26,358)
	$500,142	$566,355	$(66,213)

(1)	Includes bad debt expense of $8,556 (net of a recovery of $5,500 that was recorded in a prior period and collected during the nine months ended September 30, 2024) and $25,170 for the nine months ended September 30, 2024 and 2023, respectively.
(2)	Includes bad debt expense of $0 and $6,120 for the nine months ended September 30, 2024 and 2023, respectively.

Operating expenses from STNL properties were $23,697 for the nine months ended September 30, 2024, an increase of $523 from operating expenses from STNL properties for the nine months ended September 30, 2023, due to increased operating expenses from the T-Mobile Property of $245 and increased operating expenses of $278 for the East Coast Wings Property.

	For the nine months ended
	September 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Single Tenant Net Lease Properties
East Cost Wings Property (Ashley Plaza)	$11,170	$10,892	$278
T-Mobile Property (Ashley Plaza)	12,527	12,282	245
Citibank Property	—	—	—
	$23,697	$23,174	$523

Operating Income (Loss)

Operating income for the nine months ended September 30, 2024 was $3,283,807, an increase of $4,765,479 from the operating loss of $1,481,672 for the nine months ended September 30, 2023. This increase was a result of decreased legal, accounting and other professional fees of $287,018, decreased management restructuring expenses of $1,846,329, decreased loss on impairment of $50,859, and decreased depreciation and amortization expenses of $480,120, partially offset by decreased investment property operating income of $4,952, increased share based compensation expenses of $277,500, and increased corporate general and administrative expenses of $384,060.

Interest Expense

Interest expense was $2,331,030 and $2,612,642 for the nine months ended September 30, 2024 and 2023, respectively, as follows:

	For the nine months ended
	September 30,
	2024	2023	Increase /
	(unaudited)	(unaudited)	(Decrease)
Franklin Square	$405,305	$403,904	$1,401
Hanover Square	129,248	516,367	(387,119)
Ashley Plaza	316,009	321,281	(5,272)
Brookfield Center	143,268	145,513	(2,245)
Parkway Center	191,266	88,960	102,306
Wells Fargo Mortgage Facility	629,468	656,314	(26,846)
Wells Fargo Line of Credit	15,144	—	15,144
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	496,621	480,303	16,318
Other interest	4,701	—	4,701
Total interest expense	$2,331,030	$2,612,642	$(281,612)

Total interest expense for the nine months ended September 30, 2024 decreased by $281,612 over the nine months ended September 30, 2023. This decrease was a result of decreased interest expense from each of the Ashley Plaza mortgage of $5,272, the Brookfield mortgage of $2,245, the sale of the Hanover Square Shopping Center Property of  $387,119, and the Wells Fargo Mortgage Facility of $26,846, partially offset by increased interest from the Franklin Square Mortgage of $1,401, the Parkway Mortgage of $102,306, the Wells Fargo Line of Credit of $15,144, amortization and preferred dividends on the Company’s mandatorily redeemable preferred stock of $16,318, and other interest of $4,701. Interest expense above includes non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock. See Note 5 of the accompanying notes to the condensed consolidated financial statements.

Other Income

During the nine months ended September 30, 2024, other income was $40,486, a decrease of $11,763 from other income of $52,249 for the nine months ended September 30, 2023.  Other income for the nine months ended September 30, 2024 consisted of interest income of $40,486.  Other income for the nine months ended September 30, 2023 consisted of $24,674 in gain related to the fair value change of the interest rate cap and interest income of $27,575.

Other Expense

During the nine months ended September 30, 2024, other expense was $76,985, an increase of $76,985 from other expense of $0 for the nine months ended September 30, 2023. Other expense for the nine months ended September 30, 2024 consisted of $76,985 in expense related to the fair value change of the interest rate cap.

Net Income (Loss)

Net income was $916,278 for the nine months ended September 30, 2024, before adjustments for net income attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net income attributable to our common stockholders was $308,700. Net loss was $4,042,065 for the nine months ended September 30, 2023, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to Medalist common stockholders was $4,047,786, for the nine months ended September 30, 2023.

Net income for the nine months ended September 30, 2024 increased by $4,958,343 over the net loss from the nine months ended September 30, 2023, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net income attributable to Medalist common stockholders for the nine months ended September 30, 2024 increased by $4,356,486 over the net loss from the nine months ended September 30, 2023.

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

NAREIT’s December 2018 White Paper states, “FFO of a REIT includes the FFO of all consolidated properties, including consolidated, partially owned affiliates”. Additionally, since the adjustments to GAAP net income, such as depreciation and amortization, used in the reconciliation of net income (loss) to determine FFO are not allocated between stockholders and noncontrolling interests (i.e., 100% of depreciation and amortization are “added back” without reduction to reflect the noncontrolling owners’ interest in such items), our company believes that the appropriate starting point for the calculation is the net income (loss) before allocation to noncontrolling interests.  This allows our company to use FFO as a tool to measure the overall performance of its investment properties, as a whole, not just the portion of the investment properties controlled by our company’s stockholders.

Below is our company’s FFO, which is a non-GAAP measurement, for the nine months ended September 30, 2024 and 2023:

	For the nine months ended
	September 30,
	2024	2023
	(unaudited)	(unaudited)
Net income (loss)	$916,278	(4,042,065)
Depreciation of tangible real property assets (1)	1,778,550	2,036,047
Depreciation of tenant improvements (2)	576,807	624,760
Amortization of tenant improvement lease incentives (3)	2,223	—
Amortization of leasing commissions (4)	145,172	108,162
Amortization of intangible assets (5)	478,613	690,293
Gain on disposal of investment property (6)	(2,819,502)	—
Loss on impairment (6)	—	50,859
Loss on extinguishment of debt (7)	51,837	—
Funds from operations	$1,129,978	$(531,944)
(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.
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

Total AFFO for the nine months ended September 30, 2024 and 2023 was as follows:

	For the nine months ended
	September 30,
	2024	2023
	(unaudited)	(unaudited)
Funds from operations	$1,129,978	$(531,944)
Amortization of above market leases (1)	35,405	75,437
Amortization of below market leases (2)	(228,803)	(287,341)
Straight line rent (3)	(62,487)	(84,852)
Capital expenditures (4)	(738,369)	(1,144,354)
Decrease (increase) in fair value of interest rate cap (5)	76,985	(24,674)
Amortization of loan issuance costs (6)	71,299	80,967
Amortization of preferred stock discount and offering costs (7)	196,621	180,303
Share-based compensation (8)	277,500	—
Bad debt expense (9)	37,643	49,868
Adjusted funds from operations (AFFO)	$795,772	$(1,686,590)
(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets.
(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities.
(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the retail center properties and flex center properties.
(4)

Adjustment to FFO for capital expenditures, including capitalized leasing commissions, tenant improvements, building and site improvements and purchases of furniture, fixtures and equipment that have not been reimbursed by property escrow accounts. See Investing Activities, above, for detail of capital expenditures.

(5)	Adjustment to FFO resulting from non-cash expenses recognized as a result of decreases in the fair value of the interest rate cap for the Parkway Property.

(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages.
(7)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock discount over its five-year term.
(8)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the preferred stock offering costs over its five-year term.
(9)

NAREIT’s December 2018 White Paper provides guidance on non-cash revenues and expenses, stating, “To provide an opportunity for consistent analysis of operating results among REITs, NAREIT encourages those reporting FFO to make supplemental disclosure of all material non-cash revenues and expenses affecting their results for each period.” Our company has elected to include non-cash expenses (bad debt expense) in its calculation of AFFO.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report. Based on the foregoing, our principal executive officer and principal financial officer have concluded, as of September 30, 2024, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our principal executive officer and principal financial officer, evaluated, as of September 30, 2024, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our principal executive officer and principal financial officer concluded that our internal control over financial reporting, as of September 30, 2024, was effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On October 11, 2024, Medalist Diversified Holdings, L.P. (“MDH LP”), our operating partnership, entered into a Subscription Agreement (the “Subscription Agreement”) with Francis P. Kavanaugh, our President and Chief Executive Officer and a member of our Board of Directors, for the sale by MDH LP in a private placement of 160,000 units of partnership interest in MDH LP (the “Units”) at a purchase price of $12.50 per share for total consideration of $2,000,000 (the “Proceeds”).  Pursuant to the Agreement of Limited Partnership of MDH LP, as amended, the Units are redeemable for cash or, at MDH LP’s option, shares of the Company’s common stock on a one-for-one basis; however, pursuant to the Subscription Agreement, Mr. Kavanaugh may not redeem the Units for shares of the Company’s common stock unless such redemption is approved by a majority of the votes cast on the matter at a meeting of the stockholders of the Company or by written consent of the stockholders of the Company in lieu of a special meeting to the extent permitted by applicable federal and state law. The private placement was exempt from the registration requirements of the Securities Act of 1933, as amended, (the “Securities Act”) pursuant to the exemption for transactions by an issuer not involving any public offering under Rule 506(b) under Regulation D of the Securities Act. The Units were offered without any general solicitation by MDH LP or its representatives. The Proceeds will be used for a partial redemption of our 8% Series A cumulative redeemable preferred stock.

Issuer Repurchases of Equity Securities

On December 21, 2021, the Board authorized a share repurchase program whereby we may repurchase up to 31,250 Common Shares for a maximum price of $76.80 per Common Share. As of December 31, 2022, the Company had repurchased 16,754 Common Shares at a total cost of $278,277 and an average price of $16.608 per Common Share. On October 18, 2023, the Board approved the repurchase of an additional 100,000 Common Shares at or below a price of $12.00 per share under the share repurchase program. Following the approval of the increase, the Company may purchase up to 114,495 Common Shares in total under the program.

In March 2024, the Board authorized and adopted a Rule 10b5-1 and Rule 10b-18 Stock Repurchase Agreement (the “10b5-1 Plan”) under the Company’s share repurchase program, which, as amended, authorized the purchase of up to 35,265 shares at or below a price of $12.00 per share.  The authorization under the 10b5-1 Plan expires on May 15, 2025 if not otherwise terminated or amended.  Under the 10b5-1 Plan, during the three and nine months ended September 30, 2024 the Company purchased 2,830 shares of common stock, $0.01 par value per share (“Common Shares”) at a total cost of $32,467, including fees, at an average price of $11.45 per Common Share.  All repurchased Common Shares were retired in accordance with Maryland law.  The Company did not purchase any shares of Common Stock during the three and nine months ended September 30, 2023.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased (1)	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2)
July 1 - 31, 2024	—	$—	—	$—
August 1 - 31, 2024	2,830	$11.45	2,830	$1,339,980
September 1 - 30, 2024	—	$—	—	$—
(1)	All shares were purchased under the 10b5-1 Plan.
(2)	111,665 shares remaining available for repurchase under plans approved by the Board, at $12.00 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).  During the nine months ended September 30, 2024, the Company adopted a Rule 10b5-1 trading arrangement.  See Item 2, above.

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

3.9	Bylaws of Medalist Diversified REIT, Inc. *
4.1	Form of Certificate of Common Stock *

4.2	Form of Certificate of Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020).
4.3	Description of Medalist Diversified REIT, Inc.’s Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 10, 2023).
10.1	Amendment to Credit Agreement, dated as of October 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2024).
10.2	Amended and Restated Continuing Guaranty, dated as of October 1, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2024).
10.3	Amended and Restated Term Note, dated as of October 1, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 4, 2024).
10.4	Amended and Restated Revolving Line of Credit Note, dated as of October 1, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 4, 2024).
10.5

Subscription Agreement, dated as of October 11, 2024, by and among Medalist Diversified Holdings, L.P., Medalist Diversified REIT, Inc. and Francis P. Kavanaugh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2024).

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

MEDALIST DIVERSIFIED REIT, INC

ay
Date: November 12, 2024

	By:	/s/ Francis P. Kavanaugh
Francis P. Kavanaugh

Chief Executive Officer and President
(principal executive officer)

	By:	/s/ C. Brent Winn
C. Brent Winn
Chief Financial Officer
(principal accounting officer and principal financial officer)