Form 10-K
period 2024-12-31
Medalist Diversified REIT, Inc.
filed 2025-02-27
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no: 001-38719

MEDALIST DIVERSIFIED REIT, INC.

Maryland	47-5201540
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

P.O. Box 8436

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

As of June 30, 2024 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $8,239,225, based on the closing sales price of $5.76 per share as reported on the Nasdaq Capital Market.

The number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding at February 27, 2025 was 1,362,690.

Medalist Diversified REIT, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2024

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the competitive environment in which we operate;
●	local, regional, national and international economic conditions;
●	capital expenditures;
●	the availability, terms and deployment of capital;
●	financing risks;
●	inflation;
●	the general level of interest rates;
●	changes in our business or strategy;
●	fluctuations in interest rates and increased operating costs;
●	our incurrence of impairment charges;
●	the degree and nature of our competition;
●	our dependence upon our key personnel;
●	defaults on or non-renewal of leases by tenants;
●	decreased rental rates or increased vacancy rates;
●	our ability to make distributions on shares of our common stock;
●	difficulties in identifying properties to acquire and completing acquisitions;
●	our ability to operate as a public company;
●	potential natural disasters such as hurricanes;
●	the impact of epidemics, pandemics, or other outbreaks of illness, disease or virus;

●	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;
●	our ability to maintain an active trading market for our common stock on The Nasdaq Capital Market (“Nasdaq”) and maintain continued listing on Nasdaq and the likelihood that a delisting of our common stock from Nasdaq could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock;
●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;
●	potential disruption to or compromise of our information technology networks or data, or those of third parties upon which we rely; and
●	related industry developments, including trends affecting our business, financial condition and results of operations.

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

Overview

Medalist Diversified REIT, Inc. was formed in 2015 as a Maryland corporation, to acquire, reposition, renovate, lease and manage income-producing properties.  Our current primary focus is on (i) managing our legacy portfolio consisting of retail and flex-industrial properties in secondary and tertiary markets in Virginia, North Carolina, and South Carolina, and (ii) managing and expanding our single tenant net lease (“STNL”) property portfolio in geographic markets across the United States.

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

On October 6, 2023, we announced our plans to start evaluating options to create stand-alone, STNL properties from our existing portfolio and to explore the acquisition of STNL properties outside of our existing portfolio. On March 28, 2024, we closed on the acquisition of a STNL property referred to as the Citibank Property from a related party.  On January 24, 2025, we closed on the acquisition a STNL property known as the Buffalo Wild Wings Property and on February 21, 2025, we closed on the acquisition a STNL property known as the United Rentals Property, both from a related party.  We continue to evaluate other options to control and acquire STNL properties and plan to continue to provide updates when appropriate. There is, however, no assurance that any of these objectives will be achieved.

Management

For all periods prior to July 18, 2023, we were externally managed by Medalist Fund Manager, Inc. (the “Manager”).  On July 18, 2023, we and the Manager entered into an agreement (the “Termination Agreement”) terminating that certain Management Agreement, dated as of March 15, 2016, among us, the Operating Partnership and the Manager, as amended (the “Management Agreement”).  Until the termination of the Management Agreement, the Manager made all investment decisions for us, which were approved by the Acquisition Committee of our Board of Directors (the “Board”).  In addition, until the termination of the Management Agreement, the Manager oversaw our overall business and affairs and had broad discretion to make operating decisions on our behalf.  Since the termination of the Management Agreement, and for the full year ended December 31, 2024, we have been managed internally as directed by the Board.  Our stockholders are not involved in our day-to-day affairs.

Our principal address is Post Office Box 8436, Richmond, Virginia 23226.

Investment Strategies

Our Board and management believe that our company’s focus on growth through the expansion of a STNL property portfolio provides an attractive balance of risk and returns and aligns with a measured approach to raising growth capital.  Management intends to use some or all of the following strategies to enhance the performance, quality and value of our Investments:

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

Our Portfolio

Our goal is to acquire and own, through wholly-owned subsidiaries of our operating partnership, a portfolio of retail, flex-industrial, and STNL properties. As of December 31, 2024, we owned ten Investments comprised of four retail properties, three flex/industrial properties and three STNL properties. We own 100% of the interests in our Investments, except for one flex/industrial property of which we own an 82% tenant in common interest in the property.  For further information on properties and our tenant base, see “Item 2-Properties.”

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have Investments. As of December 31, 2024, our reportable segments were retail center properties, flex center properties and STNL properties.

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

Environmental Matters

As the owner of the buildings on our properties, we could face liability for the presence of hazardous materials (e.g., asbestos or lead) or other adverse conditions (e.g., poor indoor air quality) in our buildings. Environmental laws govern the presence, maintenance, and removal of hazardous materials in buildings, and if we do not comply with such laws, we could face fines for such noncompliance. Also, we could be liable to third parties (e.g., occupants of the buildings) for damages related to exposure to hazardous materials or adverse conditions in our buildings, and we could incur material expenses with respect to abatement or remediation of hazardous materials or other adverse conditions in our buildings. In addition, some of our tenants routinely handle and use hazardous or regulated substances and wastes as part of their operations at our properties, which are subject to regulation. Such environmental and health and safety laws and regulations could subject us or our tenants to liability resulting from these activities. Environmental liabilities could affect a tenant’s ability to make rental payments to us, and changes in laws could increase the potential liability for noncompliance. This may result in significant unanticipated expenditures or may otherwise materially and adversely affect our operations. We are not aware of any material contingent liabilities, regulatory matters or environmental matters that may exist.

Staffing

We do not have any employees and our President and CEO, Chief Financial Officer and non-executive staff are employed by Gunston Consulting, LLC (the “Consultant”) under a staffing agreement dated November 13, 2023 (the “Staffing Agreement”).  Our properties are managed by third party property management companies with whom we contract.

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

ITEM 1A.RISK FACTORS

Summary Risk Factors

The following is a summary of the principal risks that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face and is qualified in its entirety by reference to the more detailed descriptions included in Part I, Item 1A “— Risk Factors”. This summary should be read together with those more detailed descriptions, along with our other SEC filings before making an investment decision.

Risks Related to Our Business and Investments

●	Our success is dependent on our ability to make additional Investments consistent with our investment goals.
●	Restrictions in a tenants in common agreement related to the Parkway Property may adversely impact our investment in that property.
●	Our future growth will depend upon our ability to acquire and lease properties in a competitive real estate business and to raise additional capital.
●	Lack of diversification in number of investments increases our dependence on individual investments and we may never reach sufficient size to achieve diversity in our portfolio.
●	We utilize, and intend to continue to utilize, leverage, which may limit our financial flexibility in the future.
●	We are dependent on information systems and third parties, and systems failures, including as a result of cybersecurity threats, could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.
●	If we are unable to maintain effective internal control over financial reporting in the future, our ability to produce accurate financial statements could be impaired, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.

Risks Related to the Real Estate Industry and Investments in Real Estate

●	Real estate investments are not as liquid as other types of assets, which may reduce economic returns to our stockholders.
●	Investments in real estate-related assets can be speculative.
●	Liability relating to environmental matters may impact the value of the properties that we may acquire or underlying our investments.
●	We expect to lease a significant portion of our real estate to middle-market businesses, which may be more susceptible to adverse market conditions.
●	We may be adversely affected by unfavorable economic changes in the specific geographic areas where our Investments are concentrated.
●	We may not be able to re-lease or renew leases at the Investments held by us on terms favorable to us or at all.
●	Net leases may require us to pay property-related expenses that are not the obligations of our tenants.
●	Properties may contain toxic and hazardous materials or mold.

Risks Related to Taxes and Our Taxation as a REIT

●	Our failure to qualify as a REIT would result in higher taxes and reduced cash available for stockholders.
●	Complying with REIT requirements may cause us to forego otherwise attractive opportunities, liquidate otherwise attractive investments, or limit our ability to hedge risk effectively.
●	Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flows.
●	You may be restricted from acquiring or transferring certain amounts of our common stock.

●	Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.
●	Although our use of TRSs may partially mitigate the impact of meeting the requirements necessary to maintain our qualification as a REIT, our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.
●	The ability of our board to revoke our REIT qualification or change investment or operational policies without stockholder approval may cause adverse consequences to our stockholders.
●	High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash distributions we can make.

Risks Related to Our Organization and Structure

●	Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Risks Related to the Ownership of Our Common Stock

●	The market price of our common stock may be volatile, which could result in substantial losses for investors who purchase our shares; and the volatility in the stock prices of other companies may contribute to volatility in our stock price.
●	An increase in market interest rates may have an adverse effect on the market price of our common stock and our ability to make distributions to its stockholders.
●	We may not be able to satisfy listing requirements of the Nasdaq Capital Market to maintain a listing of our common stock.

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. We have listed below (not necessarily in order of importance or probability of occurrence) what we believe to be the most significant risk factors applicable to us. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and prospects. In such an event, the market price of our common stock could decline and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. Some of the statements in the following risk factors constitute forward-looking statements. Please see the section titled “Cautionary Statement Regarding Forward-Looking Statements.”

Risks Related to Our Business and Investments

Our success is dependent on our ability to make additional Investments consistent with our investment goals.

We cannot provide prospective investors with any specific information as to the identification, location, operating histories, lease terms or other relevant economic and financial data regarding any Investments that we may make in the future. Our success is dependent on our ability to make Investments consistent with our investment goals, and a failure to do so is likely to materially and adversely affect returns to our stockholders.

Restrictions in a tenants in common agreement related to the Parkway Property may adversely impact our investment in that property.

We own one of our properties, the Parkway Property,  with a tenant in common. In connection with our acquisition of the Parkway Property, we entered into the Parkway TIC Agreement. Among other approvals, under the Parkway TIC Agreement, the consent of both tenants in common is required to approve (i) any lease, sublease, deed restriction, or grant of easement of/on all or any portion of the Parkway Property, (ii) any sale or exchange of the Parkway Property, or (iii) any indebtedness or loan, and any negotiation or refinancing thereof, secured by a lien on the Parkway Property.  As a result, we may be unable to sell or refinance the property when it would be advantageous to us. While the Parkway TIC Agreement provides that a tenant in common may purchase the undivided interest of the other tenant in common subject to certain rights contained in the Parkway Property TIC Agreement in the event the tenants in common are unable to agree on a decision which requires the consent of both tenants in common, there is no guaranty that we will be able to buyout our tenant in common in a timely manner or at all.

You will not have the opportunity to evaluate our Investments before we make them.

Our investment policies and strategies are very broad and permit us to invest in any type of commercial real estate, including developed and undeveloped properties, entities owning these assets or other real estate assets regardless of geographic location or property type. Our board of directors has absolute discretion in implementing these policies and strategies, subject to the restrictions on investment objectives and policies set forth in our articles of incorporation. Because you cannot evaluate our investments, an investment in our common stock may entail more risk than other types of companies. This additional risk may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

Our future growth will depend upon our ability to acquire and lease properties in a competitive real estate business and to raise additional capital.

Our future growth will depend, in large part, upon our ability to acquire and lease properties and raise additional capital. In order to grow we need to continue to acquire and finance investment properties and sell non-core properties. We face significant competition with respect to our acquisition and origination of assets from many other companies, including other REITs, insurance companies, private investment funds, hedge funds, specialty finance companies and other investors. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, there is significant competition on a national, regional and local level with respect to property management services and in commercial real estate services generally, and we are subject to competition from large national and multi-national firms as well as local or regional firms that offer similar services to ours. Some of our competitors may have greater financial and operational resources, larger customer bases, and more established relationships with their customers and suppliers than we do. The competitive pressures we face, if not effectively managed, may have a material adverse effect on our business, financial condition, liquidity and results of operations.

Also, as a result of this competition, we may not be able to take advantage of attractive origination and investment opportunities, and therefore may not be able to identify and pursue opportunities that are consistent with our objectives. Competition may limit the number of suitable investment opportunities offered to us. It may also result in higher prices, lower yields and a narrower spread of yields over our borrowing costs, making it more difficult for us to acquire new investments on attractive terms. In addition, competition for desirable investments could delay our investment in desirable assets, which may in turn reduce our earnings per share and negatively affect our ability to declare and make distributions to our stockholders.

We may not be successful in identifying and consummating suitable investment opportunities.

Our investment strategy requires us to identify suitable investment opportunities compatible with our investment criteria. We may not be successful in identifying suitable opportunities that meet our criteria or in consummating investments, including those identified as part of our investment pipeline, on satisfactory terms or at all. Our ability to make investments on favorable terms may be constrained by several factors including, but not limited to, competition from other investors with significant capital, including publicly-traded REITs and institutional investment funds, which may significantly increase investment costs; and/or the inability to finance an investment on favorable terms or at all. The failure to identify or consummate investments on satisfactory terms, or at all, may impede our growth and negatively affect our cash available for distribution to our stockholders.

If we cannot obtain additional capital, our ability to make acquisitions and lease properties will be limited. We are subject to risks associated with debt and capital stock issuances, and such issuances may have consequences to holders of shares of our common stock.

Our ability to make acquisitions and lease properties will depend, in large part, upon our ability to raise additional capital. If we were to raise additional capital through the issuance of equity securities, we could dilute the interests of holders of shares of our common stock. Our board of directors may authorize the issuance of classes or series of preferred stock which may have rights that could dilute, or otherwise adversely affect, the interest of holders of shares our common stock.

Further, we may incur additional indebtedness in the future. Such indebtedness could also have other important consequences to holders of the notes and holders of our common stock, including subjecting us to covenants restricting our operating flexibility, increasing our vulnerability to general adverse economic and industry conditions, limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements, requiring the use of a portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements, and limiting our flexibility in planning for, or reacting to, changes in our business and our industry.

Lack of diversification in number of investments increases our dependence on individual investments.

If we acquire other property interests that are similarly large in relation to our overall size, our portfolio could become even more concentrated, increasing the risk of loss to stockholders if a default or other problem arises. Alternatively, property sales may reduce the aggregate amount of our property investment portfolio in value or number. As a result, our portfolio could become concentrated in larger assets, thereby reducing the benefits of diversification by geography, property type, tenancy or other measures.

We may never reach sufficient size to achieve diversity in our portfolio.

We are presently a comparatively small company with a modest number of properties, resulting in a portfolio that lacks geographic and tenant diversity. While we intend to endeavor to grow and diversify our portfolio through additional property acquisitions, we may never reach a significant size to achieve true portfolio diversity.

The market for real estate investments is highly competitive.

Identifying attractive real estate investment opportunities, particularly in the value-added real estate arena, is difficult and involves a high degree of uncertainty. Furthermore, the historical performance of a particular property or market is not a guarantee or prediction of the property’s or market’s future performance. There can be no assurance that we will be able to locate suitable acquisition opportunities or achieve our investment goals and objectives.

Because of the recent growth in demand for real estate investments, there may be increased competition among investors to invest in the same asset classes as our company. This competition may lead to an increase in the investment prices or otherwise less favorable investment terms. If this situation occurs with a particular Investment, our return on that Investment is likely to be less than the return it could have achieved if it had invested at a time of less investor competition for the Investment. For this and other reasons, we are under no restrictions concerning the timing of Investments.

We are required to make a number of judgments in applying accounting policies, and different estimates and assumptions in the application of these policies could result in changes to our reporting of financial condition and results of operations.

Various estimates are used in the preparation of our financial statements, including estimates related to asset and liability valuations (or potential impairments) and various receivables. Often these estimates require the use of market data values that may be difficult to assess, as well as estimates of future performance or receivables collectability that may be difficult to accurately predict. While we have identified those accounting policies that are considered critical and have procedures in place to facilitate the associated judgments, different assumptions in the application of these policies could result in material changes to our financial condition and results of operations.

We utilize, and intend to continue to utilize, leverage, which may limit our financial flexibility in the future.

We make acquisitions and operate our business in part through the utilization of leverage pursuant to loan agreements with various financial institutions. These loan agreements contain financial covenants that restrict our operations. These financial covenants, as well as any future financial covenants we may enter into through further loan agreements, could inhibit our financial flexibility in the future and prevent distributions to stockholders.

We may incur losses as a result of ineffective risk management processes and strategies.

We seek to monitor and control our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Thus, we may, in the course of our activities, incur losses due to these risks.

We are dependent on information systems and third parties, and systems failures, including as a result of cybersecurity threats, could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

Our business is dependent on communications and information systems, some of which are provided by third parties. Any failure or interruption of our systems, including as a result of cybersecurity threats, could cause delays or other problems, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to make distributions to our stockholders.

As of December 31, 2024, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. Attacks are increasingly sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Accordingly, risks related to a cybersecurity event, including litigation and enforcement risks, are elevated due to the dynamic nature and sophistication and frequency of these threats. For further information on our cybersecurity, see “Item 1C-Cybersecurity.”

Inflation may adversely affect our financial condition and results of operations.

Our leases generally require our tenants to reimburse us for a substantial portion of our CAM expenses. This significantly reduces our exposure to increases in costs and operating expenses resulting from inflation or other outside factors. Although inflation has not materially impacted our results of operations in the recent past, increased inflation could have a more pronounced negative impact on any variable rate debt we incur in the future and on our results of operations. During times when inflation is greater than increases in rent, the contracted rent increases called for under our leases may be unable to keep pace with the rate of inflation. Likewise, while triple-net leases will generally reduce our exposure to rising property expenses resulting from inflation, substantial inflationary pressures and increased costs may have an adverse impact on our tenants, which may adversely affect the ability of our tenants to pay rent.

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, new Securities and Exchange Commission (“SEC”) regulations and stock exchange rules and state blue sky laws, regulations and filing requirements, are creating uncertainty for companies such as ours. These new or changed laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

We will continue to incur costs as a result of operating as a public company and our management is required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to comply with these requirements. Moreover, new rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that any new rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we may incur as a public company in the future or the timing of such costs.

If we are unable to maintain effective internal control over financial reporting in the future, our ability to produce accurate financial statements could be impaired, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934, as amended, and file periodic reports (Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K), proxy statements and other information with the Securities and Exchange Commission. As a publicly reporting company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. We are also required to establish and maintain effective disclosure controls. In addition, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

We may discover deficiencies with our internal controls that require improvements, and we will be exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

It may be time consuming, difficult and costly for us to implement and maintain the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. Currently, as a small company, we maintain our internal controls through a segregation of duties between our executive officers. Our current officers and directors have limited experience in management of a publicly reporting company. This may be inadequate to have internal controls as we will rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. We may need to hire additional financial reporting, internal auditing and other finance staff in order to implement and maintain appropriate additional internal controls, processes and reporting procedures.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act and current SEC regulations, we are required to prepare assessments regarding internal controls over financial reporting and, furnish a report by our management on our internal control over financial reporting. We are not required to obtain the auditor attestation of management’s evaluation of internal controls over financial reporting because we are a smaller reporting company.

This process of internal control evaluation and testing is likely to result in increased general and administrative expenses and may shift management time and attention from revenue-generating activities to compliance activities. While our management expects to expend significant resources in an effort to complete this important project, there can be no assurance that we will be able to achieve our objective on a timely basis. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and re-evaluate our financial reporting. Failure to maintain an effective internal control environment or complete our Section 404 certifications could have a material adverse effect on our ability to comply with our periodic reporting obligations under the Exchange Act and on our stock price.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover a “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board (the “PCAOB”). A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we would be required to adopt and implement policies and procedures to address such material weaknesses. We may also need to employ additional qualified personnel to assist us in these efforts. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

We have experienced losses in the past, and we may experience similar losses in the future.

From inception of our company through December 31, 2024, we had a cumulative net loss of $30,453,345. Our losses can be attributed, in part, to our initial start-up costs, our high corporate general and administrative expenses relative to the size of our portfolio, impairment of assets held for sale, and management restructuring expenses. In addition, acquisition costs, depreciation and amortization expenses and impairment losses substantially reduced our income. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

Rates of distribution to you will not necessarily be indicative of our operating results. If we make distributions from sources other than our cash flows from operations or earnings, we will have fewer funds available for the acquisition of properties and your overall return may be reduced.

Our organizational documents permit us to make distributions from any source, including offerings of our securities. We may fund distributions with borrowings and the sale of assets to the extent distributions exceed our earnings or cash flows from operations. Our policy is generally to pay distributions from cash flow from operations; however, to the extent we fund distributions from sources other than cash flow from operations, such distributions may constitute a return of capital and we will have fewer funds available for the acquisition of properties and your overall return may be reduced. Further, to the extent distributions exceed our earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder will be required to recognize capital gain.

Disruptions in the financial markets and uncertain economic conditions could adversely affect market rental rates, commercial real estate values, hotel revenues and our ability to secure debt financing, service future debt obligations, or pay distributions to stockholders.

Volatility in global markets and changing political environments can cause fluctuations in the performance of the U.S. commercial real estate markets. Economic slowdowns of large economies outside the United States are likely to negatively impact growth of the U.S. economy. Political uncertainties both home and abroad may discourage business investment in real estate and other capital spending. Possible future declines in rental rates and expectations of future rental concessions, including free rent to renew tenants early, or to retain tenants who are up for renewal or to attract new tenants may result in decreases in our cash flows from our retail and flex properties. Management continuously reviews our investment and debt financing strategies to optimize our portfolio and the cost of our debt exposure.

The debt market remains sensitive to the macro-economic environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage-backed securities (“CMBS”) industries. We may experience more stringent lending criteria, which may affect our ability to finance certain property acquisitions or refinance any debt at maturity. Additionally, for properties for which we are able to obtain financing, the interest rates and other terms on such loans may be unacceptable. We expect to manage the current mortgage lending environment by considering alternative lending sources, including but not limited to securitized debt, fixed rate loans, short-term variable rate loans, assumed mortgage loans in connection with property acquisitions, interest rate lock or swap agreements, or any combination of the foregoing.

Disruptions in the financial markets and uncertain economic conditions could adversely affect the values of our investments. Furthermore, declining economic conditions could negatively impact commercial real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio, which could have a negative effect on the values of our properties and revenues from our properties. Additionally, the significant disruption and volatility in the global capital markets increases the cost of capital and may adversely impact our access to the capital markets.

Risks Related to the Real Estate Industry and Investments in Real Estate

Our real estate investments are subject to risks particular to real property.

Real estate investments are subject to risks particular to real property, including:

•	adverse changes in national and local economic and market conditions, including the credit and securitization markets;
•	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
•	takings by condemnation or eminent domain;
•	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in the area;
•	the perceptions of tenants and prospective tenants of the convenience, attractiveness and safety of our properties;
•	competition from comparable properties;
•	the occupancy rate of our properties;
•	the ability to collect all rent from tenants on a timely basis;
•	the effects of any bankruptcies or insolvencies of major tenants;
•	the expense of re-leasing space;
•	changes in interest rates and in the availability, cost and terms of mortgage funding;
•	the impact of present or future environmental legislation and compliance with environmental laws;
•	acts of war or terrorism, including the consequences of terrorist attacks;
•	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses; and
•	cost of compliance with the Americans with Disabilities Act.

If any of these or similar events occur, it may reduce our return from an affected property or investment and reduce or eliminate our ability to make distributions to stockholders.

Real estate investments are not as liquid as other types of assets, which may reduce economic returns to our stockholders.

Real estate investments are not as liquid as other types of investments. In addition, the instruments that we purchase in connection with privately negotiated transactions are not registered under applicable securities laws, resulting in a prohibition against their transfer, sale, pledge or other disposition except in a transaction that is exempt from the registration requirements of, or is otherwise in accordance with, those laws. As a result, our ability to sell under-performing assets in our portfolio or respond to changes in economic and other conditions may be relatively limited.

Investments in real estate-related assets can be speculative.

Investments in real estate-related assets can involve speculative risks and always involve substantial risks. No assurance can be given that we will be able to execute our investment strategy or that stockholders in our company will realize their investment objectives. No assurance can be given that our stockholders will realize a substantial return (if any) on their investment or that they will not lose their entire investment in our company. All such persons or entities should consult with their attorney or business advisor prior to making an investment.

Liability relating to environmental matters may impact the value of the properties that we may acquire or underlying our investments.

Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. If we fail to disclose environmental issues, we could also be liable to a buyer or lessee of a property.

There may be environmental problems associated with our properties which we were unaware of at the time of acquisition. The presence of hazardous substances may adversely affect our ability to sell real estate, including the affected property, or borrow using real estate as collateral. The presence of hazardous substances, if any, on our properties may cause us to incur substantial remediation costs, thus harming our financial condition. In addition, although our leases will generally require our tenants to operate in compliance with all applicable laws and to indemnify us against any environmental liabilities arising from a tenant’s activities on the property, we nonetheless would be subject to strict liability by virtue of our ownership interest for environmental liabilities created by such tenants, and we cannot ensure the stockholders that any tenants we might have would satisfy their indemnification obligations under the applicable sales agreement or lease. The discovery of material environmental liabilities attached to such properties could have a material adverse effect on our results of operations and financial condition and our ability to make distributions to our stockholders.

Discovery of previously undetected environmentally hazardous conditions, including mold or asbestos, may lead to liability for adverse health effects and costs of remediating the problem could adversely affect our operating results.

Under various U.S. federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the cost of removal or remediation of hazardous or toxic substances on, under or in such property. The costs of removal or remediation could be substantial. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated, and these restrictions may require substantial expenditures. Environmental laws provide for sanctions in the event of noncompliance and may be enforced by governmental agencies or, in certain circumstances, by private parties. Certain environmental laws and common law principles could be used to impose liability for release of and exposure to hazardous substances, including asbestos-containing materials into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims related to any contaminated property could materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our security holders.

We may invest in real estate-related Investments, including joint ventures and co-investment arrangements.

We expect to primarily invest in properties as sole owner. However, we may, in our sole discretion subject to our investment guidelines, invest as a joint venture partner or co-investor in an Investment. In such event, we generally anticipate owning a controlling interest in the joint venture or co-investment vehicle. However, our joint venture partner or co-investor may have a consent or similar right with respect to certain major decisions with respect to an Investment, including a refinancing, sale or other disposition. Additionally, we may rely on our joint venture partner or co-investor to act as the property manager or developer, and, thus, our returns will be subject to the performance of our joint venture partner or co-investor. While we do not intend for these types of Investments to be a primary focus of our company, we may make such Investments in our sole discretion.

We expect to lease a significant portion of our real estate to middle-market businesses, which may be more susceptible to adverse market conditions.

We expect that a substantial number of our properties will be leased to middle-market businesses that generally have less financial and other resources than larger businesses. Middle-market companies are more likely to be adversely affected by a downturn in their respective businesses or in the regional, national or international economy. As such, negative market conditions affecting existing or potential middle-market tenants, or the industries in which they operate, could materially adversely affect our financial condition and results of operations.

Adverse economic conditions may negatively affect our results of operations and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our Investments.

Our operating results may be adversely affected by market and economic challenges, which may negatively affect our returns and profitability and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our Investments. These market and economic challenges include, but are not limited to, the following:

•

any future downturn in the U.S. economy and the related reduction in spending, reduced home prices and high unemployment could result in tenant defaults under leases, vacancies at our office, industrial, retail or multifamily properties, and concessions or reduced rental rates under new leases due to reduced demand;

•

the rate of household formation or population growth in our target markets or a continued or exacerbated economic slow-down experienced by the local economies where our properties are located or by the real estate industry generally may result in changes in supply of or demand for apartment units in our target markets; and

•

the failure of the real estate market to attract the same level of capital investment in the future that it attracts at the time of our purchases or a reduction in the number of companies seeking to acquire properties may result in the value of our investments not appreciating or decreasing significantly below the amount we pay for these investments.

The length and severity of any economic slow-down or downturn cannot be predicted. Our operations and, as a result, our ability to make distributions to our stockholders and/or our ability to realize appreciation in the value of our properties could be materially and adversely affected to the extent that an economic slow-down or downturn is prolonged or becomes severe.

We may be adversely affected by unfavorable economic changes in the specific geographic areas where our Investments are concentrated.

Adverse conditions (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) in the areas where our Investments are located and/or concentrated, and local real estate conditions (such as oversupply of, or reduced demand for, office, industrial, retail or multifamily properties) may have an adverse effect on the value of our Investments. A material decline in the demand or the ability of tenants to pay rent for office, industrial or retail space in these geographic areas may result in a material decline in our cash available for distribution to our stockholders.

We may not be able to re-lease or renew leases at the Investments held by us on terms favorable to us or at all.

We are subject to risks that upon expiration or earlier termination of the leases for space located at our Investments the space may not be re-leased or, if re-leased, the terms of the renewal or re-leasing (including the costs of required renovations or concessions to tenants) may be less favorable than current lease terms. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by an Investment. If we are unable to re-lease or renew leases for all or substantially all of the spaces at these Investments, if the rental rates upon such renewal or re-leasing are significantly lower than expected, if our reserves for these purposes prove inadequate, or if we are required to make significant renovations or concessions to tenants as part of the renewal or re-leasing process, we will experience a reduction in net income and may be required to reduce or eliminate distributions to our stockholders.

Some of our leases are below-market, have long terms, or have unfavorable, below- market renewal options, all of which may limit our ability to increase rental revenues and increase the value of our properties.

Some of our leases are below-market, have long terms, and include unfavorable, below-market renewal options, which may limit our ability to increase rental revenues and enhance the value of our properties. These leases may restrict our capacity to adjust rental rates in response to market conditions, potentially leading to reduced income and adversely affecting our financial performance. Additionally, the presence of such leases may diminish the overall value of our real estate portfolio, as property valuations often reflect the income-generating potential based on existing lease terms.

The bankruptcy, insolvency or diminished creditworthiness of our tenants under their leases or delays by our tenants in making rental payments could seriously harm our operating results and financial condition.

We lease our properties to tenants, and we receive rents from our tenants during the terms of their respective leases. A tenant’s ability to pay rent is often initially determined by the creditworthiness of the tenant. However, if a tenant’s credit deteriorates, the tenant may default on its obligations under its lease and the tenant may also become bankrupt. The bankruptcy or insolvency of our tenants or other failure to pay is likely to adversely affect the income produced by our real estate investments. Any bankruptcy filings by or relating to one of our tenants could bar us from collecting pre-bankruptcy debts from that tenant or its property, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases and could ultimately preclude full collection of these sums. If a tenant files for bankruptcy, we may not be able to evict the tenant solely because of such bankruptcy or failure to pay. A court, however, may authorize a tenant to reject and terminate its lease with us. In such a case, our claim against the tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. In addition, certain amounts paid to us within 90 days prior to the tenant’s bankruptcy filing could be required to be returned to the tenant’s bankruptcy estate. In any event, it is highly unlikely that a bankrupt or insolvent tenant would pay in full amounts it owes us under its lease. In other circumstances, where a tenant’s financial condition has become impaired, we may agree to partially or wholly terminate the lease in advance of the termination date in consideration for a lease termination fee that is likely less than the agreed rental amount. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold against a bankrupt entity may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims. We may recover substantially less than the full value of any unsecured claims, which would harm our financial condition.

Lease defaults or terminations or landlord-tenant disputes may adversely reduce our income from our leased property portfolio.

Lease defaults or terminations by one or more of our significant tenants may reduce our revenues unless a default is cured or a suitable replacement tenant is found promptly. In addition, disputes may arise between the landlord and tenant that result in the tenant withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal procedures to secure payment of the rent withheld or to evict the tenant. In other circumstances, a tenant may have a contractual right to abate or suspend rent payments. Even without such right, a tenant might determine to do so. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by the property. If this were to occur, it could adversely affect our results of operations.

Our leases that are net leases may require us to pay property-related expenses that are not the obligations of our tenants.

Under the terms of our net leases, in addition to satisfying their rent obligations, tenants are responsible for the reimbursement of real estate taxes, insurance and ordinary maintenance and repairs. However, pursuant to other of our leases or leases we may assume or enter into in the future, we are or may be required to pay certain expenses, such as the costs of environmental liabilities, roof and structural repairs, real estate taxes, insurance, certain non-structural repairs and maintenance and other costs and expenses for which tenant reimbursements or other means of recovery are not available. If one or more of our properties incur significant expenses under the terms of the leases, such property, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and to make distributions to our stockholders may be reduced.

Net leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to our stockholders.

A significant portion of our rental income is expected to come from net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.

Some of our leases are gross leases, which could expose us to increased  operating expenses and reduce the amount of funds available to make distributions to our stockholders.

Under the terms of  certain of our leases, the tenants are not responsible for the payment of real estate taxes, insurance and ordinary maintenance and repairs, and the tenant’s proportionate share of these expenses are our responsibility. If one or more of our properties incur significant expenses for which we cannot, under the terms of the leases, obtain reimbursement from our tenants, such property, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and to make distributions to our stockholders may be reduced.

We could be adversely affected by various facts and events related to our Investments over which we have limited or no control.

We could be adversely affected by various facts and events over which we have limited or no control, such as (i) oversupply of space and changes in market rental rates; (ii) economic or physical decline of the areas where the Investments are located; and (iii) deterioration of the physical condition of our Investments. Negative market conditions or adverse events affecting our existing or potential tenants, or the industries in which they operate, could have an adverse impact on our ability to attract new tenants, re-lease space, collect rent or renew leases, any of which could adversely affect our financial condition.

We may be required to reimburse tenants for overpayments of estimated operating expenses.

Under certain of our leases, tenants pay us as additional rent their proportionate share of the costs we incur to manage, operate and maintain the buildings and properties where they rent space. These leases often limit the types and amounts of expenses we can pass through to our tenants and allow the tenants to audit and contest our determination of the operating expenses they are required to pay. Given the complexity of certain additional rent calculations, tenant audit rights under large portfolio leases can remain unresolved for several years. If as a result of a tenant audit it is determined that we have collected more additional rent than we are permitted to collect under a lease, we must refund the excess amount back to the tenant and, sometimes, also reimburse the tenant for its audit costs. Such unexpected reimbursement payments could materially adversely affect our financial condition and results of operations.

An uninsured loss or a loss that exceeds the policies on our Investments could subject us to lost capital or revenue on those properties.

Under the terms and conditions of the leases expected to be in force on our Investments, tenants are generally expected to be required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the Investments, except for claims arising from the negligence or intentional misconduct of us or our agents. Additionally, tenants are generally expected to be required, at the tenants’ expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. Insurance policies for property damage are generally expected to be in amounts not less than the full replacement cost of the improvements less slab, foundations, supports and other customarily excluded improvements and insure against all perils of fire, extended coverage, vandalism, malicious mischief and special extended perils (“all risk,” as that term is used in the insurance industry). Insurance policies are generally expected to be obtained by the tenant providing general liability coverage in varying amounts depending on the facts and circumstances surrounding the tenant and the industry in which it operates. These policies may include liability coverage for bodily injury and property damage arising out of the ownership, use, occupancy or maintenance of the properties and all of their appurtenant areas. To the extent that losses are uninsured or underinsured, we could be subject to lost capital and revenue on those Investments.

Acquired Investments may not meet projected occupancy.

If the tenants in an Investment do not renew or extend their leases or if tenants terminate their leases, the operating results of the Investment could be substantially and adversely affected by the loss of revenue and possible increase in operating expenses not reimbursed by the tenants. There can be no assurance that the Investments will be substantially occupied at projected rents. We will anticipate a minimum occupancy rate for each Investment, but there can be no assurance that the Investments will maintain the minimum occupancy rate or meet our anticipated lease-up schedule. In addition, lease-up of the unoccupied space may be achievable only at rental rates less than those we anticipate.

We could be exposed to environmental liabilities with respect to Investments to which we take title.

In the course of our business, and taking title to properties, we could be subject to environmental liabilities with respect to such properties. In such a circumstance, we may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or we may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. If we become subject to significant environmental liabilities, our business, financial condition, liquidity and results of operations could be materially and adversely affected.

Properties may contain toxic and hazardous materials.

Federal, state and local laws impose liability on a landowner for releases or the otherwise improper presence on the premises of hazardous substances. This liability is without regard to fault for, or knowledge of, the presence of such substances. A landowner may be held liable for hazardous materials brought onto the property before it acquired title and for hazardous materials that are not discovered until after it sells the property. Similar liability may occur under applicable state law. If any hazardous materials are found within an Investment that are in violation of law at any time, we may be liable for all cleanup costs, fines, penalties and other costs. This potential liability will continue after we sell the Investment and may apply to hazardous materials present within the Investment before we acquired such Investment. If losses arise from hazardous substance contamination which cannot be recovered from a responsible party, the financial viability of that property may be substantially affected. It is possible that we will acquire an Investment with known or unknown environmental problems which may adversely affect us.

Properties may contain mold.

Mold contamination has been linked to a number of health problems, resulting in recent litigation by tenants seeking various remedies, including damages and ability to terminate their leases. Originally occurring in residential property, mold claims have recently begun to appear in commercial properties as well. Several insurance companies have reported a substantial increase in mold-related claims, causing a growing concern that real estate owners might be subject to increasing lawsuits regarding mold contamination. No assurance can be given that a mold condition will not exist at one or more of our Investments, with the risk of substantial damages, legal fees and possibly loss of tenants. It is unclear whether such mold claims would be covered by the customary insurance policies to be obtained for us.

Significant restrictions on transfer and encumbrance of Investments are expected.

The terms of any debt financing for an Investment are expected to prohibit the transfer or further encumbrance of that Investment or any interest in that Investment except with the lender’s prior consent, which consent each lender is expected to be able to withhold. The relative illiquidity of the Investments may prevent or substantially impair our ability to dispose of an Investment at times when it may be otherwise advantageous for us to do so. If we were forced to immediately liquidate some or all of our Investments, the proceeds are likely to result in a significant loss, if such a liquidation is possible at all.

If we are unable to retain or obtain key personnel, our ability to implement our investment strategies could be hindered, which could reduce our ability to make distributions and adversely affect the trading price of our common stock.

Our success depends to a significant degree upon the contributions of certain of our officers and our other personnel. If any of our key personnel were to terminate their employment with us, our operating results could suffer. Further, we do not have and do not intend to maintain key person life insurance that would provide us with proceeds in the event of death or disability of any of our key personnel. Moreover, we believe our future success depends upon our ability to hire and retain experienced managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such personnel or that we will not need to incur additional expense to attract and retain such personnel. If we lose or are unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the trading price of our common stock may be adversely affected.

Our use of social media presents risks.

Our use of social media could cause us to suffer brand damage or unintended information disclosure. Negative posts or communications about us on a social networking website could damage our reputation. Further, employees or others may disclose non-public information regarding us or our business or otherwise make negative comments regarding us on social networking or other websites, which could adversely affect our business and results of operations. As social media evolves, we will be presented with new risks and challenges.

We may be subject to the risk of liability and casualty loss as the owner of an Investment.

It is expected that we will maintain or cause to be maintained insurance against certain liabilities and other losses for an Investment, but the insurance obtained may not cover all amounts or types of loss. There is no assurance that any liability that may occur will be insured or that, if insured, the insurance proceeds will be sufficient to cover the loss. There are certain categories of loss that may be or may become uninsurable or not economically insurable, such as earthquakes, floods and hazardous waste.

Further, if losses arise from hazardous substance contamination that cannot be recovered from a responsible party, the financial viability of the affected Investment may be substantially impaired. It is likely that lenders will require a Phase I environmental site assessment to determine the existence of hazardous materials and other environmental problems prior to making a Loan secured by an Investment. However, a Phase I environmental site assessment generally does not involve invasive testing, but instead is limited to a physical walk through or inspection of an Investment and a review of governmental records. It is possible that we will acquire an Investment with known or unknown environmental problems that may adversely affect our Investments.

Risks Related to Taxes and Our Taxation as a REIT

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for stockholders.

We have elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2017. We believe that we have operated in a manner qualifying us as a REIT commencing with our taxable year ended December 31, 2017 and intend to continue to so operate. However, we cannot assure you that we will remain qualified as a REIT. Our initial and continued qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution and stockholder ownership requirements on a continuing basis. Our ability to satisfy some of the asset tests depends upon the fair market values of our assets, some of which are not able to be precisely determined and for which we will not obtain independent appraisals.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be able to deduct dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;
•	we could be subject to possible increased state and local taxes; and
•

unless we are entitled to relief under certain provisions of the Internal Revenue Code of 1986, as amended (the “Code”), we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock.

REIT distribution requirements could adversely affect our liquidity.

In order to maintain our REIT status and to meet the REIT distribution requirements, we may need to borrow funds on a short-term basis or sell assets, even if the then-prevailing market conditions are not favorable for these borrowings or sales. To qualify as a REIT, we generally must distribute to our stockholders at least 90% of our REIT taxable income each year, excluding capital gains. In addition, we will be subject to corporate income tax to the extent we distribute less than 100% of our REIT taxable income including any net capital gain. We intend to make distributions to our stockholders to comply with the requirements of the Code for REITs and to minimize or eliminate our corporate income tax obligation to the extent consistent with our business objectives. Our cash flows from operations may be insufficient to fund required distributions as a result of differences in timing between the actual receipt of income and the recognition of income for federal income tax purposes, or the effect of non-deductible capital expenditures, the creation of reserves or required debt service or amortization payments. The insufficiency of our cash flows to cover our distribution requirements could have an adverse impact on our ability to raise short- and long-term debt or sell equity securities in order to fund distributions required to maintain our REIT status. In addition, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which distributions paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years.

Further, amounts distributed will not be available to fund investment activities. We expect to fund our investments by raising equity capital and through borrowings from financial institutions and the debt capital markets. If we fail to obtain debt or equity capital in the future, it could limit our ability to grow, which could have a material adverse effect on the value of our common stock.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To maintain our qualification as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our capital stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of Taxable REIT Subsidiaries (“TRSs”) and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by the securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we generally must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

 Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we remain qualified as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, any TRS in which we own an interest will be subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.

You may be restricted from acquiring or transferring certain amounts of our common stock.

The stock ownership restrictions of the Code for REITs and the 3.6% stock ownership limits in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities.

In order to qualify as a REIT, five or fewer individuals, as defined in the Code to include specified private foundations, employee benefit plans and trusts, and charitable trusts, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year. To help ensure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of shares of our capital stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted, prospectively or retroactively, by our board of directors, our charter prohibits any person from beneficially or constructively owning more than 3.6% in value of the aggregate of our outstanding shares of capital stock or 3.6% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of such thresholds does not satisfy certain conditions designed to ensure that we will not fail to qualify as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance is no longer required for REIT qualification.

On November 4, 2022, our board of directors exempted Alfred Lee Finley from the ownership limits. In connection with that exemption, our board of directors set Mr. Finley’s ownership limit at 15.05% of our issued and outstanding common stock. On August 8, 2023, our board of directors exempted Francis P. Kavanaugh, our President, Chief Executive Officer and Chairman of our board of directors, from the ownership limits. Our board of directors set Mr. Kavanaugh’s ownership limit at 20.00% of our issued and outstanding common stock. On December 13, 2024, our board of directors exempted Marc Carlson from the ownership limits. Our board of directors set Mr. Carlson’s ownership limit at 7.43% of our issued and outstanding common stock. On December 13, 2024, our board of directors exempted the Kramerica Trust, Dated July 24, 2015 from the ownership limits. Our board of directors set the Kramerica Trust, Dated July 24, 2015’s ownership limit at 7.43% of our issued and outstanding common stock. On December 13, 2024, our board of directors exempted C. Brent Winn, Jr., our Chief Financial Officer from the ownership limits. Our board of directors set Mr. Winn’s ownership limit at 4.90% of our issued and outstanding common stock. As of the date of this annual report, our top five stockholders, by share ownership, beneficially own 47.72% of our issued and outstanding common stock. If any of these stockholders increase their holdings, we could go over the 50% threshold which could result in our failure to qualify or preserve our status as a REIT for federal income tax purposes. If this were to occur, your investment would be negatively affected.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are taxed at individual rates is 20% (exclusive of the application of the net investment tax). Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. However, qualified REIT dividends received by non-corporate stockholders are taxed at reduced rates under changes made in the Tax Cuts and Jobs Act. In taxable years beginning before January 1, 2026, non-corporate U.S. stockholders are entitled to a deduction of up to 20% of their qualified REIT dividends, subject to certain limitations.  Nevertheless, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

The prohibited transactions tax may subject us to tax on our gain from sales of property and limit our ability to dispose of our properties.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we intend to acquire and hold all of our assets as investments and not for sale to customers in the ordinary course of business, the IRS may assert that we are subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, not all of our prior property dispositions qualified for the safe harbor and we cannot assure you that we can comply with the safe harbor in the future or that we have avoided, or will avoid, owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through a TRS, which would be subject to federal and state income taxation. Additionally, in the event that we engage in sales of our properties, any gains from the sales of properties classified as prohibited transactions would be taxed at the 100% prohibited transaction tax rate.

We may be unable to generate sufficient revenue from operations, operating cash flow or portfolio income to pay our operating expenses, and our operating expenses could rise, diminishing our ability to pay distributions to our stockholders.

As a REIT, we are generally required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and not including net capital gains, each year to our stockholders. To qualify for the tax benefits accorded to REITs, we have and intend to continue to make distributions to our stockholders in amounts such that we distribute all or substantially all our net taxable income each year, subject to certain adjustments. However, our ability to make distributions may be adversely affected by the risk factors described herein. Our ability to make and sustain cash distributions is based on many factors, including the return on our investments, the size of our investment portfolio, operating expense levels, and certain restrictions imposed by Maryland law. Some of the factors are beyond our control and a change in any such factor could affect our ability to pay future dividends. No assurance can be given as to our ability to pay distributions to our stockholders. In the event of a downturn in our operating results and financial performance or unanticipated declines in the value of our asset portfolio, we may be unable to declare or pay quarterly distributions or make distributions to our stockholders. The timing and amount of distributions are in the sole discretion of our board of directors, which considers, among other factors, our earnings, financial condition, debt service obligations and applicable debt covenants, REIT qualification requirements and other tax considerations and capital expenditure requirements as our board of directors may deem relevant from time to time.

Although our use of TRSs may partially mitigate the impact of meeting the requirements necessary to maintain our qualification as a REIT, our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. A TRS generally may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

Any TRSs that we own will pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us. We will monitor the value of our investments in TRSs for the purpose of ensuring compliance with the rule that no more than 20% of the value of a REIT’s assets may consist of TRS securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with any TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100% excise tax described above. The value of the securities that we hold in TRSs may not be subject to precise valuation. Accordingly, there can be no assurance that we will be able to comply with the 20% REIT subsidiaries limitation or to avoid application of the 100% excise tax.

Distributions to tax-exempt investors may be classified as unrelated business taxable income and tax-exempt investors would be required to pay tax on the unrelated business taxable income and to file income tax returns.

Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•

under certain circumstances, part of the income and gain recognized by certain qualified employee pension trusts with respect to our stock may be treated as unrelated business taxable income if our stock is predominately held by qualified employee pension trusts, such that we are a “pension-held” REIT (which we do not expect to be the case);

•

part of the income and gain recognized by a tax-exempt investor with respect to our stock would constitute unrelated business taxable income if such investor incurs debt in order to acquire our common stock; and

•

part or all of the income or gain recognized with respect to our stock held by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9) or (17) of the Code may be treated as unrelated business taxable income.

We encourage you to consult your own tax advisor to determine the tax consequences applicable to you if you are a tax-exempt investor.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations.

Additionally, our properties are generally subject to real property and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Any increase in property taxes on our properties could have a material adverse effect on our revenues and results of operations.

If our operating partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.

We believe that our operating partnership will be treated as a partnership for federal income tax purposes. As a partnership, our operating partnership will not be subject to federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our operating partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our operating partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely cease to qualify as a REIT. Also, the failure of our operating partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

Risks Associated with Debt Financing

We have used and may continue to use mortgage and other debt financing to acquire properties or interests in properties and otherwise incur other indebtedness, which increases our expenses and could subject us to the risk of losing properties in foreclosure if our cash flow is insufficient to make loan payments.

We are permitted to acquire real properties and other real estate-related investments, including entity acquisitions, by assuming either existing financing secured by the asset or by borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our assets to obtain funds to acquire additional investments or to pay distributions to our stockholders. We also may borrow funds, if necessary, to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income,” or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

There is no limit on the amount we may invest in any single property or other asset or on the amount we can borrow to purchase any individual property or other investment. If we mortgage a property and have insufficient cash flow to service the debt, we risk an event of default which may result in our lenders foreclosing on the properties securing the mortgage.

If we cannot repay or refinance loans incurred to purchase our properties, or interests therein, then we may lose our interests in the properties secured by the loans we are unable to repay or refinance.

High levels of debt or increases in interest rates could increase the amount of our loan payments, which could reduce the cash available for distribution to stockholders.

Our policies do not limit us from incurring debt. For purposes of calculating our leverage, we assume full consolidation of all of our real estate investments, whether or not they would be consolidated under GAAP, include assets we have classified as held for sale, and include any joint venture level indebtedness in our total indebtedness.

High debt levels will cause us to incur higher interest charges, resulting in higher debt service payments, and may be accompanied by restrictive covenants. Interest we pay reduces cash available for distribution to stockholders. Additionally, with respect to our variable rate debt, increases in interest rates increase our interest costs, which reduces our cash flow and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments and could result in a loss. In addition, if we are unable to service our debt payments, our lenders may foreclose on our interests in the real property that secures the loans we have entered into.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash distributions we can make.

To qualify as a REIT, we will be required to distribute at least 90% of our annual taxable income (excluding net capital gains) to our stockholders in each taxable year, and thus our ability to retain internally generated cash is limited. Accordingly, our ability to acquire properties or to make capital improvements to or remodel properties will depend on our ability to obtain debt or equity financing from third parties or the sellers of properties. If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise capital by issuing more stock or borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to you.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, or discontinue insurance coverage. These or other limitations may limit our flexibility and prevent us from achieving our operating plans.

Our ability to obtain financing on reasonable terms would be impacted by negative capital market conditions.

Domestic and international financial markets continue to have volatility and uncertainty. Although this condition occurred initially within the “subprime” single-family mortgage lending sector of the credit market, liquidity has tightened in overall financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all.

Some of our mortgage loans may have “due on sale” provisions, which may impact the manner in which we acquire, sell and/or finance our properties.

In purchasing properties subject to financing, we may obtain financing with “due-on-sale” and/or “due-on-encumbrance” clauses. Due-on-sale clauses in mortgages allow a mortgage lender to demand full repayment of the mortgage loan if the borrower sells the mortgaged property. Similarly, due-on-encumbrance clauses allow a mortgage lender to demand full repayment if the borrower uses the real estate securing the mortgage loan as security for another loan. In such event, we may be required to sell our properties on an all-cash basis, which may make it more difficult to sell the property or reduce the selling price.

Lenders may be able to recover against our other Investments under our mortgage loans.

In financing our acquisitions, we will seek to obtain secured nonrecourse loans. However, only recourse financing may be available, in which event, in addition to the Investment securing the loan, the lender would have the ability to look to our other assets for satisfaction of the debt if the proceeds from the sale or other disposition of the Investment securing the loan are insufficient to fully repay it. Also, in order to facilitate the sale of an Investment, we may allow the buyer to purchase the Investment subject to an existing loan whereby we remain responsible for the debt.

If we are required to make payments under any “bad boy” carve-out guaranties that we may provide in connection with certain mortgages and related loans, our business and financial results could be materially adversely affected.

In obtaining certain nonrecourse loans, we may provide standard carve-out guaranties. These guaranties are only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guaranties). Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim were made against us under a “bad boy” carve-out guaranty following foreclosure on mortgages or related loan, and such claim were successful, our business and financial results could be materially adversely affected.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

We may enter into derivative or hedging contracts that could expose us to contingent liabilities and certain risks and costs in the future.

Part of our investment strategy may involve entering into derivative or hedging contracts that could require us to fund cash payments in the future under certain circumstances, such as the early termination of the derivative agreement caused by an event of default or other early termination event, or the decision by a counterparty to request margin securities it is contractually owed under the terms of the derivative contract. The amount due would be equal to the unrealized loss of the open swap positions with the respective counterparty and could also include other fees and charges. These economic losses would be reflected in our financial results of operations, and our ability to fund these obligations will depend on the liquidity of our assets and access to capital at the time, and the need to fund these obligations could adversely impact our financial condition and results of operations.

Further, the cost of using derivative or hedging instruments increases as the period covered by the instrument increases and during periods of rising and volatile interest rates. We may increase our derivative or hedging activity and thus increase our related costs during periods when interest rates are volatile or rising and hedging costs have increased.

In addition, hedging instruments involve risk since they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, in many cases, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying derivative transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in a default. Default by a party with whom we enter into a hedging transaction may result in the loss of unrealized profits and force us to cover our resale commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty, and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot be assured that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Complying with REIT requirements may limit our ability to hedge risk effectively.

The REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging transactions may include entering into interest rate swaps, caps and floors, options to purchase these items, and futures and forward contracts. Any income or gain derived by us from transactions that hedge certain risks, such as the risk of changes in interest rates, will not be treated as gross income for purposes of either the 75% or the 95% income test if specific requirements are met. Such requirements include that the hedging transaction be properly identified within prescribed time periods and that the transaction either (1) hedges risks associated with indebtedness issued by us that is incurred to acquire or carry real estate assets or (2) manages the risks of currency fluctuations with respect to income or gain that qualifies under the 75% or 95% income test (or assets that generate such income). To the extent that we do not properly identify such transactions as hedges, hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is not likely to be treated as qualifying income for purposes of the 75% and 95% income tests. As a result of these rules, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

Interest rates might increase.

As of December 31, 2024, the interest rate environment remains elevated, significantly impacting our operations. The Federal Reserve has maintained a higher federal funds rate as part of its ongoing strategy to combat inflation. This situation has several implications for the Company, which is sensitive to a higher interest rate environment due to our reliance on debt financing. Higher interest rates increase the cost of borrowing for us, raising the expense associated with financing property acquisitions and developments. This could limit our ability to pursue new investments or expansions, potentially slowing growth. Additionally, refinancing existing debt in a high-rate environment could lead to increased costs. Elevated interest rates typically lead to higher capitalization rates, which can reduce our property valuations. A decline in asset values may impact the net asset value (NAV) calculations, affecting investors’ perceptions and overall market confidence in the Company. The ongoing interest rate volatility may affect investor sentiment towards the Company, potentially leading to capital outflows as investors seek alternative investment opportunities with better risk-adjusted returns.

We are exposed to the impact of interest rate changes primarily through our borrowing activities. To limit this exposure, we attempt to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, we may obtain variable-rate mortgage loans and, as a result, may enter into interest rate cap agreements that limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate caps are derivative instruments designated as cash flow hedges on the forecasted interest payments on the debt obligation. Our objective in using interest rate caps is to limit our exposure to interest rate movements.

We may use floating rate, interest-only or short-term loans to acquire Investments.

We have the right, in our sole discretion, to negotiate any debt financing, including obtaining (i) interest-only, (ii) floating rate and/or (iii) short-term loans to acquire Investments. If we obtain floating rate loans, the interest rate would not be fixed but would float with an established index (probably at higher interest rates in the future). No principal would be repaid on interest-only loans. Finally, we would be required to refinance short-term loans at the end of a relatively short period. No assurance can be given that we would be able to refinance with fixed-rate permanent loans in the future, on favorable terms or at all, to refinance the short-term loans. In addition, no assurance can be given that the terms of such future loans to refinance the short-term loans would be favorable to our company.

We may use leverage to make Investments.

We, in our sole discretion, may leverage the Investments. As a result of the use of leverage, a decrease in revenues of a leveraged Investment may materially and adversely affect that Investment’s cash flow and, in turn, our ability to make distributions. No assurance can be given that future cash flow of a particular Investment will be sufficient to make the debt service payments on any borrowed funds for that Investment and also cover operating expenses. If the Investment’s revenues are insufficient to pay debt service and operating expenses, we would be required to use net income from other Investments, working capital or reserves, or seek additional funds. There can be no assurance that additional funds will be available, if needed, or, if such funds are available, that they will be available on terms acceptable to us.

Leveraging an Investment allows a lender to foreclose on that Investment.

Lenders to an Investment, even non-recourse lenders, are expected in all instances to retain the right to foreclose on that Investment if there is a default in the loan terms. If this were to occur, we would likely lose our entire investment in that Investment.

Lenders may have approval rights with respect to an encumbered Investment.

A lender to an Investment will likely have numerous other rights, which may include the right to approve any change in the property manager for a particular Investment.

Availability of financing and market conditions will affect the success of our company.

Market fluctuations in real estate financing may affect the availability and cost of funds needed in the future for Investments. In addition, credit availability has been restricted in the past and may become restricted again in the future. Restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect the Investments and our ability to execute its investment goals.

We do not have guaranteed cash flow.

There can be no assurance that cash flow or profits will be generated by the Investments. If the Investments do not generate the anticipated amount of cash flow, we may not be able to pay the anticipated distributions to our stockholders without making such distributions from reserves.

Risks Related to Our Organization and Structure

A limit on the percentage of our securities a person may own may discourage a takeover or business combination, which could prevent our stockholders from realizing a premium price for their stock.

Our charter restricts direct or indirect ownership by one person or entity to no more than 3.6% in value of the outstanding shares of our capital stock or 3.6% in number of shares or value, whichever is more restrictive, of the outstanding shares of our common stock unless exempted (prospectively or retroactively) by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to our stockholders.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Our board of directors could also authorize the issuance of up to 250,000,000 shares of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

We may change our investment and operational policies without stockholder consent.

We may change our investment and operational policies, including our policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the types of investments described in this filing. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect our ability to make distributions.

Risks Related to the Ownership of Our Common Stock

Future sales of shares of our common stock in the public market or the issuance of other equity may adversely affect the market price of our common stock.

Sales of a substantial number of shares of our common stock or other equity-related securities in the public market could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We cannot predict the effect that future sales of our common stock or other equity-related securities would have on the market price of our common stock.

The market price of our common stock may be volatile, which could result in substantial losses for investors who purchase our shares; and the volatility in the stock prices of other companies may contribute to volatility in our stock price.

Our common stock has experienced price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	regulatory or legal developments;

•	the recruitment or departure of key personnel;

•	the level of expenses related to our business or to comply with changing laws, including in relation to environmental laws;

•	actual or anticipated changes in estimates as to financial results or recommendations by securities analysts;

•	announcement or expectation of additional financing efforts;

•	sales of our common stock by us, our insiders, or other shareholders;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in estimates or recommendations by securities analysts, if any, that cover our stock; and

•	general economic, industry, and market conditions.

In recent years, the stock market has experienced significant price and volume fluctuations and depressions that have often been unrelated or disproportionate to changes in the operating performance of the companies whose stock is experiencing those price and volume fluctuations. Broad market and industry factors may seriously affect the market price of our common stock regardless of our actual operating performance. Following periods of such volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business.

The availability and timing of cash distributions is uncertain.

We are generally required to distribute to our stockholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year in order for us to qualify as a REIT under the Code, which we intend to satisfy through quarterly cash distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. Our board of directors will determine the amount and timing of any distributions. In making such determinations, our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditures, general operational requirements and applicable law.

We intend over time to make regular quarterly distributions to holders of shares of our common stock. However, we bear all expenses incurred by our operations, and the funds generated by operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to stockholders. In addition, our board of directors, in its discretion, may retain any portion of such cash in excess of our REIT taxable income for working capital. We cannot predict the amount of distributions we may make, maintain or increase over time.

There are many factors that can affect the availability and timing of cash distributions to stockholders. Because we may receive rents and income from our properties at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distribution will be affected by many factors, including without limitation, the amount of income we will earn from investments in target assets, the amount of its operating expenses and many other variables. Actual cash available for distribution may vary substantially from our expectations.

While we intend to fund the payment of quarterly distributions to holders of shares of our common stock entirely from distributable cash flows, we may fund quarterly distributions to its stockholders from a combination of available net cash flows, equity capital and proceeds from borrowings. In the event we are unable to consistently fund future quarterly distributions to stockholders entirely from distributable cash flows, the value of our common stock may be negatively impacted.

An increase in market interest rates may have an adverse effect on the market price of our common stock and our ability to make distributions to its stockholders.

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may demand a higher distribution rate on shares of common stock or seek alternative investments paying higher distributions or interest. As a result, interest rate fluctuations and capital market conditions can affect the market price of shares of our common stock. For instance, if interest rates rise without an increase in our distribution rate, the market price of shares of our common stock could decrease because potential investors may require a higher distribution yield on shares of our common stock as market rates on interest-bearing instruments such as bonds rise. In addition, to the extent we have variable rate debt, rising interest rates would result in increased interest expense on our variable rate debt, thereby adversely affecting our cash flow and its ability to service our indebtedness and make distributions to our stockholders.

We may not be able to satisfy listing requirements of the Nasdaq Capital Market to maintain a listing of our common stock.

We must meet certain financial and liquidity criteria to maintain the listing of our common stock on the Nasdaq Capital Market. If we fail to comply with any of the continued listing standards of the Nasdaq Capital Market, our common stock may be subject to delisting. In addition, our board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from the Nasdaq Capital Market may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. In addition, the delisting of our common stock could significantly impair our ability to raise capital.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us and our business. If few analysts commence coverage of us, or if analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price for our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause the price and trading volume for our common stock to decline.

A possible “short squeeze” due to a sudden increase in demand of our common stock that largely exceeds supply may lead to further price volatility in our common stock.

Investors may purchase our common stock to hedge existing exposure in our common stock or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase in the open market, investors with short exposure may have to pay a premium to repurchase our common stock for delivery to lenders of our common stock. Those repurchases may in turn, dramatically increase the price of our common stock until investors with short exposure are able to purchase additional common shares to cover their short position. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in our common stock that are not directly correlated to the performance or prospects of our company and once investors purchase the shares of common stock necessary to cover their short position the price of our common stock may decline.

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

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, hardware and software, and our critical data, including financial information and other confidential information that is proprietary, strategic or competitive in nature, and tenant data (“Information Systems and Data”).  Our cybersecurity risk management processes are integrated into our broader enterprise risk management framework.  Cybersecurity risks are assessed and managed alongside other material risks, including financial, operational, legal, and strategic risks, to ensure a comprehensive approach to risk oversight.

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

As of December 31, 2024, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. Attacks are increasingly sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Accordingly, risks related to a cybersecurity event, including litigation and enforcement risks, are elevated due to the dynamic nature and sophistication and frequency of these threats.

Governance

The Board holds oversight responsibility over our strategy and risk management, including material risks related to cybersecurity threats. This oversight is executed directly by the Board through management.  Our management, represented by our Chief Financial Officer, Brent Winn, leads our cybersecurity risk assessment and management processes and oversees their implementation and maintenance. Mr. Winn is an experienced compliance and risk management professional and has served as Chief Financial Officer since September 2020. Mr. Winn currently oversees key functions for our company’s accounting, finance, and treasury strategies, including risk management. In addition, Mr. Winn leads our cybersecurity risk oversight and the development and enhancement of internal controls designed to prevent, detect, address, and mitigate the risk of cyber incidents. Our management will report any material cybersecurity incidents to our Board.

Our cybersecurity efforts are managed through third-party service providers and third-party software providers who will notify Mr. Winn of a significant cybersecurity incident report that details the nature of the incident, the measures taken to mitigate its impact, and the steps implemented to remediate the situation.  We receive periodic summary reports from our providers that outline emerging threats, trends, and the overall effectiveness of our current cybersecurity controls.  These processes ensure that Mr. Winn remains actively informed and engaged in overseeing the prevention, detection, mitigation, and remediation of cybersecurity incidents.

ITEM 2.PROPERTIES

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have Investments. As of December 31, 2024, we had the following reportable segments: (i) retail center properties, consisting of the Franklin Square Property, the Ashley Plaza Property, the Lancer Center Property and the Salisbury Marketplace Property; (ii) flex center properties, consisting of the Brookfield Center Property, the Greenbrier Business Center Property and an undivided 82% tenant in common interest in the Parkway Property; and (iii) STNL properties, consisting of the Citibank Property, the East Coast Wings Property and the T-Mobile Property.

Name	Type	Description
Ashley Plaza Property	Retail

156,012 square foot retail property located at 201–221 North Berkeley Boulevard in Goldsboro, North Carolina 27534, built in 1977 and fully renovated in 2018, that is 100% leased as of December 31, 2024, and is anchored by Hobby Lobby, Harbor Freight, Ashley Home Store and Planet Fitness.

Franklin Square Property	Retail

134,239 square foot retail property located at 3940 East Franklin Boulevard in Gastonia, North Carolina 28056, on 10.293 acres, built in 2006 and 2007, that is 100% leased as of December 31, 2024 and anchored by Ashley Furniture and Altitude.

Lancer Center Property	Retail

181,590 square foot retail property located at 1256 Highway 9 Bypass West, Lancaster, South Carolina, 29270, built in 1987 and substantially renovated in 2013, that is 80.2% leased as of December 31, 2024, and is anchored by KJ’s Market and Big Lots.

Salisbury Marketplace Property	Retail

79,732 square foot retail property located at 2106 Statesville Boulevard, Salisbury, North Carolina 28147, built in 1987, that is 88.3% leased as of December 31, 2024 and is anchored by Food Lion, CitiTrends and Family Dollar.

Brookfield Center Property	Flex

64,880 square foot flex-industrial property located at 48 Brookfield Center Drive, Greenville, South Carolina 29607, built in 2007, that is 100% leased as of December 31, 2024, and is anchored by Gravitopia Trampoline Park, S&ME, Inc., and Turning Point Greenville Church.

Greenbrier Business Center Property	Flex

89,280 square foot flex-industrial property located at 1244 Executive Boulevard, Chesapeake, Virginia, 23320, built in 1987 that is 94.8% leased as of December 31, 2024 and is anchored by Bridge Church.

Parkway Property	Flex

64,109 square foot, two building flex-industrial property located at 2697 International Parkway, Virginia Beach, Virginia 23452, built in 1984 that is 100% leased as of December 31, 2024 and is anchored by GBRS Group and First Onsite.

Citibank Property	Single Tenant Net Lease

4,350 square foot retail bank property located at 3535 N. Central Avenue, Chicago, Illinois 60634, built in 1954 and renovated in 1995, that is 100% leased as of December 31, 2024 and is occupied by Citibank.

East Coast Wings Property	Single Tenant Net Lease

5,000 square foot restaurant property located in Goldsboro, North Carolina, built in 1977 that is 100% leased as of December 31, 2024, formerly reported as part of the Ashley Plaza Property, that is occupied by East Coast Wings.

T-Mobile Property	Single Tenant Net Lease

3,000 square foot retail property located in Goldsboro, North Carolina, built in 1977 that is 100% leased as of December 31, 2024, formerly reported as part of the Ashley Plaza Property, that is occupied by T-Mobile.

Ashley Plaza Property

On August 30, 2019, we purchased from RCG-Goldsboro, LLC, a Georgia limited liability company and unaffiliated seller, Ashley Plaza, a 156,012 square foot retail property located at 201–221 North Berkeley Boulevard in Goldsboro, North Carolina 27534, or the Ashley Plaza Property, for $15,200,000. The Ashley Plaza Property was built in 1977, fully renovated in 2018, was 100% leased as of December 31, 2024, and is anchored by Hobby Lobby, Harbor Freight, Ashley Home Store and Planet Fitness.

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

The purchase of the Ashley Plaza Property included two developed outparcels.  The East Coast Wings Property consists of a 5,000 square foot building and the T-Mobile Property consists of a 3,000 square foot building.  In prior periods, these two outparcel properties were included in the Ashley Plaza disclosures.  However, with the expansion of our investment strategy to include STNL properties, these two developed outparcels are discussed as separate STNL properties, below.

The Ashley Plaza Property consists of a single-story, main retail strip building constructed in 1977. Foundations consist of continuous, concrete spread footers. The floor is a reinforced concrete slab-on-grade. The building superstructure utilizes load bearing concrete masonry units (CMU), interior steel columns supporting steel beams and open web steel joists supporting metal decking. The exterior walls consist of exterior insulation and finishing system, ribbed and painted concrete masonry unit walls. The roof is low-sloped with a portion covered by a single ply thermoplastic polyolefin (TPO) roof membrane and a portion covered by tar and gravel roofing. Parking consists of approximately 481 spaces.

As of December 31, 2024, tenants occupying 10% or more of the rentable square footage included:

			Percentage
			of
		Leased	Rentable
		Square	Square	2024	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Ashley Home Store	Retail	17,920	11.5%	$169,344	8/31/2028	8/31/2033 8/31/2038 8/31/2043 8/31/2048
Harbor Freight Tools	Retail	21,416	13.7%	$159,840	2/28/2029	2/28/2034 2/28/2039
Hobby Lobby	Retail	50,000	32.0%	$259,375	3/31/2029	3/31/2034 3/31/2039 3/31/2044
Planet Fitness	Fitness	20,131	12.9%	$181,179	4/30/2030	4/30/2033 4/30/2038

Occupancy data for the five preceding years (as of December 31) was as follows:

	2024	2023	2022	2021	2020
Occupancy Rate	100.0%	98.0%	100.0%	100.0%	98.0%

Average effective annual rent per square foot for the five preceding years was as follows:

	2024	2023	2022	2021	2020
Average Effective Annual Rent Per Square Foot (1)	$7.90	$7.94	$7.73	$7.08	$6.94

(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements.

Lease expirations in the next 10 years are as follows:

	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034
Leases Expiring	1	—	2	3	1	2	1	1	1	1

Square Footage	—	—	2,975	35,870	50,000	24,131	6,564	3,656	11,400	21,416

Annual Rent (1)	$13,000	$—	$75,664	$348,827	$262,500	$228,179	$122,747	$41,100	$147,675	$167,832

Percentage of Aggregate Annual Rent (2)	1.1%	—%	6.1%	28.3%	21.3%	18.5%	10.0%	3.3%	12.0%	13.6%

(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2024 rent.

Franklin Square Property

On April 28, 2017, we purchased from Medalist Fund I, LLC, a Virginia limited liability company, which was also managed by the Manager, the Franklin Square Property through a wholly-owned subsidiary. The purchase price for the Franklin Square Property was $20,500,000 paid through a combination of cash and assumed, secured debt, or the Original Franklin Square Loan. Our total investment, including acquisition and closing costs, escrows and lease reserves was approximately $22,054,071. The Franklin Square Property, built in 2006 and 2007, was 100% leased as of December 31, 2024, is anchored by Ashley Furniture, and Altitude Trampoline Park, and is located in Gastonia, North Carolina.

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

The Franklin Square Loan matures on December 6, 2031 and bears interest at a fixed rate of 3.808%. The Franklin Square Loan requires monthly interest-only payments during the first three years of the term. For the remainder of the term, the Franklin Square Loan requires monthly payments of $61,800, which includes principal on a 30-year amortization schedule, and interest. The Franklin Square Loan may not be prepaid prior to its maturity, but we have the right to initiate a defeasance according to the terms of the loan agreement. We have guaranteed all amounts due under the Franklin Square Loan. The loan agreement includes a covenant to maintain a debt service coverage ratio of 1.25 to 1.0 for the property.

The Franklin Square Property is an eight building one-floor retail center totaling approximately 134,239 gross leasable area. The building is concrete slab on grade with spread footings. The exterior walls are a combination of insulation and finish system, metal panel siding, brick veneer and textured CMU. Retail storefronts are double-pane glass set in anodized aluminum frames. The roof is flat with fully-adhered, thermoplastic olefin membrane roof system. The parking area comprises approximately 435 spaces.

As of December 31, 2024, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2024	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Ashley Furniture	Retail	34,682	25.8%	$277,456	12/31/2025	12/31/2030 12/31/2035
Altitude Trampoline Park	Entertainment	30,000	22.3%	282,500	7/31/2029	7/31/2034 7/31/2039 7/31/2044

Occupancy data for the five preceding years (as of December 31) was as follows:

	2024	2023	2022	2021	2020
Occupancy Rate	100.0%	98.6%	93.2%	81.2%	82.3%

Average effective annual rent per square foot for the five preceding years was as follows:

	2024	2023	2022	2021	2020
Average Effective Annual Rent Per Square Foot (1)	$14.71	$13.27	$12.09	$11.72	$12.67
(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements or rent deferrals.

Lease expirations in the next 10 years are as follows:

	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034
Leases Expiring	5	2	4	1	6	—	—	2	1	—

Square Footage	44,472	5,260	13,296	4,823	42,056	—	—	14,512	5,295	—

Annual Rent (1)	$505,493	$126,544	$356,168	$121,710	$613,448	$—	$—	$230,825	$78,913	$—

Percentage of Aggregate Annual Rent (2)	25.6%	6.4%	18.0%	6.2%	31.1%	—%	—%	11.7%	4.0%	—%
(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2024 rent.

Lancer Center Property

On May 14, 2021, we purchased from BVC Lancer, LLC, a South Carolina limited liability company and unaffiliated seller, Lancer Center, a 181,590 square foot retail property located at 1256 SC-9 By Pass West, Lancaster, South Carolina, 29720, or the Lancer Center Property, for $10,100,000 exclusive of closing costs and a $200,000 credit to us for major repairs. The Lancer Center Property was built in 1987, was 80.2% leased as of December 31, 2024, and is anchored by KJ’s Market and Big Lots.  (While the Big Lots lease is currently in effect, Big Lots has declared bankruptcy and is in the process of transferring the lease to a successor tenant.  Big Lots’ rent is current through February 28, 2025.)

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

The Lancer Center Property consists of a single-story, main retail strip building constructed in 1987. The building is concrete slab on grade with perimeter and interior footings under load-bearing structures. The building superstructure utilizes concrete masonry unit load bearing walls and a metal deck roof on open web steel trusses.  The roof is a combination of (i) a flat, mechanically fastened, single ply thermoplastic membrane system and (ii) a flat, built-up roofing with granular surface modified bitumen cap sheet system.  The parking area is comprised of approximately 624 spaces.

As of December 31, 2024, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2024	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
K.J.’s Market	Retail	34,100	18.8%	$140,640	12/31/2025	12/31/2030 12/31/2035 12/31/2040 12/31/2045 12/31/2050
Big Lots (1)	Retail	28,527	15.6%	$128,334	2/28/2034	2/28/2039 2/28/2044

(1)	While the Big Lots lease is currently in effect, Big Lots has declared bankruptcy and is in the process of transferring the lease to a successor tenant. Big Lots’ rent is current through February 28, 2025.

Occupancy data for the five preceding years (as of December 31) was as follows:

	2024	2023	2022	2021	2020
Occupancy Rate (1)	80.2%	100.0%	100.0%	100.0%	97.2%

(1)	Occupancy rates for 2020 are derived from data from the prior owner.

Average effective annual rent per square foot for the five preceding years was as follows:

	2024	2023	2022	2021	2020
Average Effective Annual Rent Per Square Foot (1)	$5.96	$5.84	$5.61	$5.52	$5.55

(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements or rent deferrals.  For the year ending December 31, 2020, data is from the prior owner.  For the year ended December 31, 2021, we owned Lancer Center for seven months. The average annual rent per square foot is based on rents from the prior owner for the period from January, 2021 through May, 2021 and on rents from our ownership period from June, 2021 through December, 2021.

Lease expirations in the next 10 years are as follows:

	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034
Leases Expiring	4	3	3	3	2	—	1	—	—	2

Square Footage	40,200	24,300	4,700	16,580	10,329	—	6,300	—	—	43,257

Annual Rent (1)	$235,491	$164,679	$71,344	$117,776	$115,406	$—	$97,776	$—	$—	$254,714

Percentage of Aggregate Annual Rent (2)	21.8%	15.2%	6.6%	10.9%	10.7%	—%	9.0%	—%	—%	23.5%

(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2024 rent.

Salisbury Marketplace Property

On June 13, 2022, we purchased from FCC Salisbury Marketplace, LLC, a Virginia limited liability company and unaffiliated seller, a 79,732 square foot retail property located on 9.83 acres at 2106 Statesville Boulevard, Salisbury, North Carolina, or the Salisbury Marketplace Property, for $10,025,000 exclusive of closing costs. The Salisbury Marketplace Property was built in 1987, was 88.3% leased as of December 31, 2024, and is anchored by Food Lion, CitiTrends and Family Dollar. The purchase price and closing costs for the Salisbury Marketplace Property were financed with $3,746,561 in equity and net mortgage loan proceeds of $6,533,153 from the Wells Fargo Mortgage Facility (see below).

The Salisbury Marketplace Property consists of a single-story, main retail strip building constructed in 1987. The building is concrete slab over prepared base with spread footings and reinforced column pads. The building superstructure is steel stud framing with concrete masonry unit infill.  The roof structure consists of corrugated steel panels supported by open web steel joists.  The roof is a combination of (i) a flat, membrane with gravel ballast and (ii) a flat, unballasted EPDM membrane.  The parking area is comprised of approximately 276 spaces.

As of December 31, 2024, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2024	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Food Lion	Retail	31,762	39.8%	$324,096	12/31/2032	12/31/2037 12/31/2042 12/31/2047 12/31/2052 12/31/2057 12/31/2062
CitiTrends	Retail	12,500	15.7%	$113,850	9/30/2027	9/30/2032
Family Dollar	Retail	8,470	10.6%	$88,935	12/31/2033	12/31/2038 12/31/2043

Occupancy data for the five preceding years (as of December 31) was as follows:

	2024	2023	2022	2021	2020
Occupancy Rate (1)	85.2%	85.3%	91.2%	89.3%	85.3%

(1)	Occupancy rates for 2020 and 2021 are derived from data from the prior owner.

Average effective annual rent per square foot for the five preceding years was as follows:

	2024	2023	2022	2021	2020
Average Effective Annual Rent Per Square Foot (1)	$9.44	$10.01	$9.68	$9.60	$9.10

(1)	Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements or rent deferrals. Average effective rent per square foot for the years ended December 31, 2020 and December 31, 2021 are based on rents from the prior owner. For the year ended December 31, 2022, we owned the Salisbury Marketplace Property for approximately six months. The average annual rent per square foot is based on rents from the prior owner for period from January, 2022 through June, 2022 and on rents from our ownership period from July, 2022 through December, 2022.

Lease expirations in the next 10 years are as follows:

	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034
Leases Expiring	1	2	2	—	3	2	—	1	1	—

Square Footage	1,200	4,700	14,000	—	3,450	3,550	—	31,762	8,470	—

Annual Rent (1)	$15,255	$73,797	$126,945	$—	$65,478	$63,932	$—	$324,096	$93,382	$—

Percentage of Aggregate Annual Rent (2)	2.0%	9.8%	16.9%	—%	8.7%	8.5%	—%	43.0%	12.4%	—%

(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2024 rent.

Brookfield Center Property

On October 3, 2019, we purchased from Appian-Brookfield South 48, LLC, a South Carolina limited liability company and unaffiliated seller, Brookfield Center, a 64,880 square foot flex-industrial property located at 48 Brookfield Center Drive, Greenville, South Carolina 29607, or the Brookfield Center Property, for $6,700,000. The Brookfield Center Property was built in 2007, was 100% leased as of December 31, 2024, and is anchored by the Gravitopia Trampoline Park, S&ME, Inc., and Turning Point Greenville Church.

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

The Brookfield Center Property consists of a single-story building on a 7.88 acre parcel of land, and was built in 2007. The foundation consists of a concrete slab-on-grade with continuous perimeter reinforced concrete spread footings and interior isolated spread footings and column pads. The floor is a reinforced concrete slab-on-grade. The building superstructure consists of concrete tilt-up panels with steel columns and steel stud infill walls. The roof is flat and consists of a single ply TPO membrane. Parking is available for approximately 273 automobiles on asphalt-paved parking areas, including 12 ADA accessible spaces.

As of December 31, 2024, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2024	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Turning Point Greenville Church (1)	Religious	9,000	13.9%	$104,741	2/28/2025	None
S&ME	Engineering	8,582	13.2%	$106,202	10/31/2027	10/31/2030
Gravitopia	Entertainment	35,160	54.2%	$289,260	4/30/2026	4/30/2031

(1)	Turning Point Greenville Church has notified us that it is dissolving and will vacate its space on February 28, 2025, in advance of its lease expiration date of September 30, 2025.

Occupancy data for the five preceding years (as of December 31) was as follows:

	2024	2023	2022	2021	2020
Occupancy Rate	100.0%	100.0%	100.0%	100.0%	93.8%

Average effective annual rent per square foot for the five preceding years was as follows:

	2024	2023	2022	2021	2020
Average Effective Annual Rent Per Square Foot (1)	$9.73	$9.41	$9.30	$8.38	$8.33

(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements.

Lease expirations in the next 10 years are as follows:

	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034
Leases Expiring	1	2	2	—	1	—	—	—	—	—

Square Footage	9,000	39,208	12,628	—	4,046	—	—	—	—	—

Annual Rent (1)	$106,612	$344,365	$178,545	$—	$45,223	$—	$—	$—	$—	$—

Percentage of Aggregate Annual Rent (2)	16.9%	54.6%	28.3%	—%	7.2%	—%	—%	—%	—%	—%

(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2024 rent.

Greenbrier Business Center Property

On August 27, 2021, we purchased from Medalist Fund II-B, LLC, a Virginia limited liability company, which was also managed by the Manager, the Greenbrier Business Center Property, located at 1244 Executive Boulevard, Chesapeake, Virginia, 23320, for $7,250,000.  The Greenbrier Business Center was built in 1987, was 94.8% leased as of December 31, 2024 and is anchored by Bridge Church.

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

As of December 31, 2024, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2024	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Bridge Church	Religious	10,913	12.2%	$81,450	10/31/2025	None

Occupancy data for the five preceding years (as of December 31) was as follows:

	2024	2023	2022	2021	2020
Occupancy Rate	94.8%	95.1%	79.9%	86.8%	91.4%

(1)	Occupancy rates for 2020 are derived from data from the prior owner.

Average effective annual rent per square foot for the five preceding years was as follows:

	2024	2023	2022	2021	2020
Average Effective Annual Rent Per Square Foot (1)	$9.23	$7.96	$6.92	$6.65	$5.79

(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements or rent deferrals.  Average effective rent per square foot for the year ended December 31, 2020 are based on rents from the prior owner.  For the year ended December 31, 2021, we owned Greenbrier Business Center for four months.  The average annual rent per square foot is based on rents from the prior owner for period from January, 2021 through August, 2021 and on rents from our ownership period from September, 2021 through December, 2021.

Lease expirations in the next 10 years are as follows:

	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034
Leases Expiring	6	7	2	2	1	1	—	—	—	—

Square Footage	33,269	30,363	5,011	6,968	1,893	7,178	—	—	—	—

Annual Rent (1)	$295,150	$330,151	$65,708	$84,948	$41,825	$68,105	$—	$—	$—	$—

Percentage of Aggregate Annual Rent (2)	35.8%	40.0%	8.0%	10.3%	5.1%	8.3%	—%	—%	—%	—%

(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2024 rent.

Parkway Property

On November 1, 2021, we acquired an undivided 82% tenant in common interest in the Parkway Property from Continental Parkway, LLC, a Virginia limited liability company and unaffiliated seller. The Parkway Property is comprised of two flex warehouse buildings totaling approximately 64,109 square feet and is located on 4.39 acres of land at 2697 International Parkway, Virginia Beach,

Virginia, 23452. The contract purchase price for the Parkway Property was $7,300,000. We acquired the Parkway Property with $2,138,795 in cash from us, $469,492 in cash from an unaffiliated tenant in common, and net mortgage loan proceeds of approximately $4,989,737, or the Parkway Property Loan. Our company purchased the Parkway Property as a tenant in common with PMI Parkway, LLC, an unaffiliated party. Our company acquired an 82% interest in the Parkway Property, and PMI Parkway, LLC owns the remaining 18% interest. The Parkway Property was built in 1984, was 100% leased as of December 31, 2024, and is anchored by First Onsite and GBRS Group.

The interest rate for the mortgage loan for the Parkway Property was originally based on the Intercontinental Exchange London Interbank Offered Rate (“ICE LIBOR”) plus 225 basis points, with a minimum rate of 2.25%.  After the discontinuation of the London Interbank Offered Rate (“LIBOR”) on June 30, 2023, the ICE LIBOR index was replaced by the CME Term Secured Overnight Financing Rate Index (“SOFR”), with an adjusted margin of 236.44 basis points.  Under the terms of the mortgage, the interest rate payable each month may not change by greater than 1% during any six-month period and 2% during any 12-month period.  As of December 31, 2024 and 2023 the rate in effect for the Parkway Property Loan was 6.92% and 7.05%, respectively. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule.  The Parkway Property Loan matures on October 31, 2031.

We entered into an Interest Rate Protection Transaction to limit our exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property. Under this agreement, our interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%. Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR. As of December 31, 2024 and 2023, SOFR was 4.33% and 5.35%, respectively.

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

As of December 31, 2024, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2024	Lease	Renewal
Tenant	Business	Footage	Footage	Annualized Rent	Expiration	Options
First Onsite	Construction	7,760	12.1%	$75,194	7/31/2028	None
GBRS Group	Consulting	16,386	25.6%	$160,900	8/31/2025	8/31/2030

Occupancy data for the five preceding years (as of December 31) was as follows:

	2024	2023	2022	2021	2020
Occupancy Rate (1)	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Occupancy rates for 2020 are derived from data from the prior owner.

Average effective annual rent per square foot for the five preceding years was as follows:

	2024	2023	2022	2021	2020
Average Effective Annual Rent Per Square Foot (1)	$9.36	$8.31	$9.40	$10.12	$8.22

(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements or rent deferrals.  Average effective rent per square foot for the year ended December 31, 2020 is based on rents from the prior owner. For the year ended December 31, 2021, we owned the Parkway Property for two months.  The average annual rent per square foot is based on rents from the prior owner for period from January, 2021 through October, 2021 and on rents from our ownership period from November, 2021 through December, 2021.

Lease expirations in the next 10 years are as follows:

	2025	2026	2027	2028	2029	2030	2031	2032	2033	2034
Leases Expiring	4	6	3	3	2	1	—	—	—	—

Square Footage	22,146	13,844	6,100	14,146	6,098	1,775	—	—	—	—

Annual Rent (1)	$224,266	$142,188	$67,071	$155,495	$69,885	$20,577	$—	$—	$—	$—

Percentage of Aggregate Annual Rent (2)	37.4%	23.7%	11.2%	25.9%	11.6%	3.4%	—%	—%	—%	—%

(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2024 rent.

Single Tenant Net Lease Properties

Citibank Property

On March 28, 2024, we purchased a retail bank property located at 3535 North Central Avenue, Chicago, IL 60634 from RMP 3535 N. Central Ave., LLC, a Delaware limited liability company.  The sole manager and member of RMP 3535 N. Central Ave., LLC is CWS BET Seattle, LP, a Delaware limited partnership, a company controlled and owned by Frank Kavanaugh, our President, Chief Executive Officer and Chairman of our Board.  The purchase price was $2,400,000, exclusive of closing costs, paid with a combination of (i) 208,695 units in Medalist Diversified Holdings, LP (the “Operating Partnership”) (such units, the “OP Units”), valued at approximately $11.50 per OP Unit; and (ii) $15,209 in cash on hand to cover the seller’s transaction costs (such as title/escrow fees, transfer taxes, legals fees, etc.). The purchase price was determined based on the appraised value of the Central Avenue Property, as determined by an independent appraiser hired by us.

The Citibank Property consists of a single, 4,350 square foot building on a 0.45 acre parcel of land.  The building is concrete slab on grade with tilt-up precast concrete wall panels with steel columns and beams and an open web joist roof structure.  The parking area comprises approximately 24 spaces.

As of December 31, 2024, the Citibank Property was 100% leased to Citibank, N.A. a national banking association.  The effective annual rent per square foot in 2024 (including periods during which the Citibank Property was owned by the prior owner) was $15.23, which reflects six months of free rent during the year ended December 31, 2024.

East Coast Wings Property

On August 30, 2019, we purchased from RCG-Goldsboro, LLC, a Georgia limited liability company and unaffiliated seller, Ashley Plaza, as discussed above.  Included in this purchase was a 5,000 square foot building leased to East Coast Wings and located on an outparcel consisting of 0.89 acres of land.  In prior periods, the East Coast Wings Property was included in the disclosures for the Ashley Plaza Property.  However, with our addition of STNL properties to our investment strategy during 2024, the East Coast Wings Property will be disclosed separately from the Ashley Plaza Property.  The East Coast Wings Property consists of a single, 5,000 square foot block and frame building.  The parking area comprises approximately 46 spaces.

As of December 31, 2024, the East Coast Wings Property was 100% leased to East Coast Wings, a casual dining restaurant featuring a variety of wings and American dishes.  The effective annual rent per square foot in 2024 was $17.66.

T-Mobile Property

On August 30, 2019, we purchased from RCG-Goldsboro, LLC, a Georgia limited liability company and unaffiliated seller, Ashley Plaza, as discussed above.  Included in this purchase was a 3,000 square foot building leased to T-Mobile and located on an outparcel consisting of 0.78 acres of land.  In prior periods, the T-Mobile Property was included in the disclosures for the Ashley Plaza Property.  However, with our addition of STNL properties to our investment strategy during 2024, the T-Mobile Property will be disclosed separately from the Ashley Plaza Property.  The T-Mobile Property consists of a single, 3,000 square foot block building.  The parking area comprises approximately 40 spaces.

As of December 31, 2024, the T-Mobile Property was 100% leased to T-Mobile, a national cellular service retailer and provider.  The effective annual rent per square foot in 2024 was $35.00.

Single Tenant Net Lease Properties

As of December 31, 2024, our STNL property tenants consisted of:

			Percentage
		Leased	of Rentable
		Square	Square	2024	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Citibank (1)	Financial Services	4,350	100.0%	$66,257	6/30/2031	6/30/2036 6/30/2041 6/30/2046
East Coast Wings (2)	Restaurant	5,000	100.0%	$88,292	5/31/2032	None
T-Mobile (2)	Cellular Communications	3,000	100.0%	$105,000	7/31/2026	7/31/2031

(1)	2024 rent for the Citibank property reflects six months of free rent.
(2)	The East Cost Wings and T-Mobile Properties were previously reported as part of the Ashley Plaza Property.

Occupancy data for the five preceding years (as of December 31) was as follows:

	2024	2023	2022	2021	2020
Citibank Property (1)	100%	100%	100%	100%	100%
East Coast Wings Property (2)	100%	100%	100%	100%	100%
T-Mobile Property (2)	100%	100%	100%	100%	100%

(1)	The Citibank Property was acquired on March 28, 2024. Occupancy for the periods prior to our acquisition is based on data from the previous owners.
(2)	The East Cost Wings and T-Mobile Properties were previously reported as part of the Ashley Plaza Property.

Average effective annual rent per square foot for the five preceding years was as follows:

	2024		2023		2022		2021		2020
Citibank Property	$15.23	(1)	$30.31	(2)	$29.72	(2)	$29.14	(2)	$28.57	(2)
East Coast Wings Property (3)	17.66		17.31		16.97		16.64		16.31
T-Mobile Property (3)	35.00		35.00		35.00		37.92		40.00

(1)	2024 rent for the Citibank property reflects six months of free rent.
(2)	The Citibank Property was acquired on March 28, 2024. Average rent for the periods prior to our acquisition is based on data from the previous owners.
(3)	The East Cost Wings and T-Mobile Properties were previously reported as part of the Ashley Plaza Property.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “MDRR” since November 28, 2018. Prior to that time, there was no public market for our common stock. On February 26, 2025, the closing sale price of our common stock on the Nasdaq Capital Market was $12.71.  On December 31, 2024, we had approximately 4,049 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

We generally intend to continue to declare quarterly dividends on our common stock, subject to our Board’s discretion and applicable law. The actual amount and timing of dividends, however, will be at the discretion of our Board and will depend upon our financial condition in addition to the requirements of the Internal Revenue Code of 1986 (the “Code”), and no assurance can be given as to the amounts or timing of future distributions, if any. From time to time, our Board may approve the repurchase of our shares of common stock, par value $0.01 per share, through open market purchases or otherwise.

Recent Sales of Unregistered Securities

On December 13, 2024, we entered into a series of Subscription Agreements (the “Subscription Agreements”) with certain investors, including our company’s Chief Financial Officer and two directors, for the issuance and sale of 230,000 shares of our common stock, par value $0.01 per share (the “Common Shares”), in a private placement (the “Private Placement”), at a purchase price of $12.50 per share. The Private Placement was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Rule 506(b) under Regulation D of the Securities Act. The Common Shares were offered without any general solicitation by us or our representatives. The Common Shares issued and sold in the Private Placement are not registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements.

Issuer Repurchases of Equity Securities

On December 21, 2021, the Board authorized a share repurchase program (the “Common Stock Repurchase Program”) whereby we may repurchase up to 31,250 shares of our common stock for a maximum price of $76.80 per share, as adjusted for our May 3, 2023 reverse split and our July 2, 2024 reverse and forward stock splits.  Under this authorization, we repurchased 16,755 shares of our common stock at a total cost of $278,277 and an average price of $16.61 per share, as adjusted for our May 3, 2023 reverse split and our July 2, 2024 reverse and forward stock splits.  On October 18, 2023, the Board approved the repurchase of an additional 100,000 Common Shares for a maximum price of $12.00 per share under the Common Stock Repurchase Program.  Following the approval of the increase, we were authorized to purchase up to 114,495 Common Shares in total under the program.  During the year ended December 31, 2024, our company repurchased 2,830 Common Shares at a total cost of $32,467, including $62 in fees associated with this repurchase, and at an average price of $11.45 per Common Share (excluding the impact of fees). During the year ended December 31, 2023, we did not make any share repurchases.

The following information provides details of our common stock repurchases for the three months ended December 31, 2024:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(1)
October 1 – October 31, 2024	—	$—	—	111,665
November 1 – November 30, 2024	—	—	—	111,665
December 1 – December 31, 2024	—	—	—	111,665
Total	—	$—	—	111,665

1)	On December 21, 2021, the Board authorized a share repurchase program whereby we may repurchase up to 31,250 shares of our common stock for a maximum price of $76.80 per share, as adjusted for our July 2, 2024 reverse and forward stock splits. On October 18, 2023, the Board approved the repurchase of an additional 100,000 Common Shares for a maximum price of $12.00 per share, as adjusted for our July 2, 2024 reverse and forward stock splits, under the Common Stock Repurchase Program. Following the approval of the increase, we were authorized to purchase up to 114,495 Common Shares in total under the program.

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

Our company was formed to acquire, reposition, renovate, lease and manage income-producing properties. Our current primary focus is on (i) managing our legacy portfolio consisting of retail and flex-industrial properties in secondary and tertiary markets in Virginia, North Carolina, and South Carolina, and (ii) managing and expanding our STNL property portfolio in geographic markets across the United States.   We may also pursue, in an opportunistic manner, other real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, and indirect investments in real property, such as those that may be obtained in a joint venture. While these types of investments are not intended to be a primary focus, we may make such investments in our discretion.

As of December 31, 2024, we owned four retail properties, three flex properties and three STNL properties. As of December 31, 2024, our retail center properties consisted of (i) the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), (ii) the Ashley Plaza Shopping Center, a 156,012 square foot retail property located in Goldsboro, North Carolina (the “Ashley Plaza Property”), (iii) the Lancer Center, a 181,590 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), and (iv) the Salisbury Marketplace Shopping Center, a 79,732 square foot retail property located in Salisbury, North Carolina (the “Salisbury Marketplace Property”). On March 13, 2024, our company, and its tenant in common partner, sold the Shops at Hanover Square North, a 73,440 square foot retail property located in Mechanicsville, Virginia (the “Hanover Square Shopping Center Property”). Our company owned 84% of the Hanover Square Shopping Center Property as a tenant in common with a noncontrolling owner which owned the remaining 16% interest. Our company and its tenant in common partner retained ownership of the 0.86 acre outparcel (the “Hanover Square Outparcel”). On March 25, 2024, our company purchased its tenant in common partner’s 16% interest in the Hanover Square Outparcel (see Note 3 of the accompanying notes to the condensed consolidated financial statements).

As of December 31, 2024, our three flex properties consisted of (i) Brookfield Center, a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina (the “Brookfield Center Property”), (ii) the Greenbrier Business Center, an 89,280 square foot mixed-use industrial/office property located in Chesapeake, Virginia (the “Greenbrier Business Center Property”), and (iii) the Parkway Property, a 64,109 square foot mixed-use industrial office property located in Virginia Beach, Virginia (the “Parkway Property”), in which our company owns an 82% tenant in common interest with a noncontrolling owner which owns the remaining 18% interest.

As of December 31, 2024, our three STNL properties consisted of (i) the Citibank Property, a 4,350 square foot single tenant building on 0.45 acres located in Chicago, Illinois, (ii) the East Coast Wings building, a 5,000 square foot single tenant building on approximately 0.89 acres located in Goldsboro, North Carolina (the “East Coast Wings Property”), and (iii) the T-Mobile building, a 3,000 square foot single tenant building on approximately 0.78 acres located in Goldsboro, North Carolina (the “T-Mobile Property”). The East Coast Wings Property and the T-Mobile Property are both located on outparcels adjacent to our company’s Ashley Plaza Property. Prior to January 1, 2024, our company included the East Coast Wings Property and the T-Mobile Property as part of the Ashley Plaza Property.

As of December 31, 2024, our company also owned three undeveloped parcels which are currently being marketed for use as STNL properties including (i) an outparcel at our Lancer Center Property consisting of approximately 1.80 acres (the “Lancer Outparcel”), (ii) an outparcel at our Salisbury Marketplace Property consisting of approximately 1.20 acres (the “Salisbury Outparcel”) (the exact size of the Lancer Outparcel and Salisbury Outparcel will not be determined until a user is identified), and (iii) the Hanover Square Outparcel consisting of 0.86 acres located adjacent to the Hanover Square Shopping Center.

For all periods prior to July 18, 2023, our company was externally managed by the Manager. On July 18, 2023, our company entered into a termination agreement with the Manager and William R. Elliott and Thomas E. Messier (the “Termination Agreement”), which provided for the immediate termination of the Management Agreement. Until the termination of the Management Agreement, the Manager made all investment decisions for our company. The Manager oversaw our company’s overall business and affairs and had broad discretion to make operating decisions on behalf of our company and to make investment decisions. Since the termination of the Management Agreement, and for the full year ended December 31, 2024, our company has been managed internally as directed by the Board. Our company’s stockholders are not involved in its day-to-day affairs.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have investments. As of December 31, 2024, our reportable segments were retail center properties, flex center properties and STNL properties.

Recent Trends and Activities

Acquisition of the United Rentals Property

On February 21, 2025, our company, through a wholly-owned subsidiary, completed its acquisition of the United Rentals Property, a 7,500 square foot single tenant building located on 3.0 acres located in Huntsville, Alabama. The United Rentals Property, built in 2010, is 100% leased to United Rentals Realty, LLC. The purchase price for the United Rentals Property was $3,145,000 paid through the issuance of 251,600 OP Units at a price of $12.50 per OP Unit. Our company’s total investment was $3,187,446. Our company incurred $42,446 of closing costs which were capitalized and added to the tangible assets acquired.  The seller of the United Rentals Property was Dionysus Investments, LLC, a company whose manager is Fort Ashford Funds, LLC, whose manager is Frank Kavanaugh, our company’s President and Chief Executive Officer and Chairman of the Board. The purchase price was determined by an independent, third-party appraisal obtained by our company.  Pursuant to our company’s Related Person Transaction Policy (the “Related Person Transaction Policy”), our Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.

Acquisition of the Buffalo Wild Wings Property

On January 24, 2024, our company, through a wholly-owned subsidiary, completed its acquisition of the Buffalo Wild Wings Property, a 6,400 square foot single tenant building located on 1.82 acres located in Bowling Green, Kentucky. The Buffalo Wild Wings Property, built in 1993 and subsequently renovated in 2018, is 100% leased to Buffalo Wild Wings, LLC. The purchase price for the Buffalo Wild Wings Property was $2,620,000 paid through the issuance of 206,900 OP Units at a price of $12.50 per OP Unit. Our company’s total investment was $2,667,430. Our company incurred $47,430 of closing costs which were capitalized and added to the tangible assets acquired.  The seller of the Buffalo Wild Wings Property was CWS BET Seattle L.P. LLC, a company controlled and owned by Frank Kavanaugh, our company’s President and Chief Executive Officer and Chairman of the Board.  Pursuant to the Related Person Transaction Policy, our Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.

Private Placement of Common Shares

On December 13, 2024, our company entered into a series of subscription agreements with certain investors, including our company’s Chief Financial Officer and two directors, for the issuance and sale of 230,000 Common Shares, in a private placement (the “Private Placement”), at a purchase price of $12.50 per share for total consideration of $2,875,000. The Private Placement was exempt from the registration requirements of the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Rule 506(b) under Regulation D of the Securities Act.

Redemption of Mandatorily Redeemable Preferred Stock

On November 25, 2024, our company completed a partial redemption of 140,000 shares of its mandatorily redeemable preferred stock. The redemption price was $25.00 per share, plus $0.05 per share of accrued dividends.  Our company used proceeds from the private placement of OP Units (see below) and cash on hand to fund the $3,527,160 for the partial redemption and accrued dividends.  On January 10, 2025, our company completed the final redemption of the remaining 60,000 shares of its mandatorily redeemable preferred stock.  The redemption price was $25.00 per share, plus $0.44 per share of accrued dividends.  Our company used proceeds from the private placement of common shares to fund the $1,526,500 for the final redemption and accrued dividends.

Private Placement of Operating Partnership Units

On October 11, 2024, our company’s operating partnership entered into a subscription agreement with Francis P. Kavanaugh, our company’s President and Chief Executive Officer and Chairman of the Board, for the sale by the Operating Partnership in a private placement of 160,000 units of partnership interest in the Operating Partnership at a purchase price of $12.50 per unit for total consideration of $2,000,000.

Reverse 1-for-10 Stock Split and Forward 5-for-1 Stock Split

On July 2, 2024, our company completed a reverse stock split of its Common Shares, and a corresponding adjustment to the outstanding common units of the Operating Partnership, at a ratio of 1-for-10 (the “Reverse Stock Split”). The Reverse Stock Split took effect at 5:00 p.m. Eastern Time on July 2, 2024 (the “Effective Time”) and automatically converted every ten Common Shares outstanding at that time into one Common Share.  The Reverse Stock Split was intended to lower certain recordkeeping and compliance costs by reducing the number of stockholders who held less than 10 shares and to enable our company’s small stockholders (those holding fewer than 10 Common Shares) to liquidate their holdings in the company’s Common Shares without incurring brokerage commissions.  On July 3, 2024, immediately following the Reverse Stock Split, our company completed a forward stock split of our Common Shares at a ratio of 5-for-1 (the “Forward Stock Split”).  The Forward Stock Split took effect at 5:01 pm Eastern Time on July 2, 2024 and automatically converted every Common Share outstanding at the time into five Common Shares.  The Forward Stock Split was intended to help our company maintain compliance with Nasdaq Listing Rule 5550(a)(4) (the “Publicly Held Shares Requirement”).  Collectively, the Reverse Stock Split and the Forward Stock Split are referenced herein as the “2024 Stock Splits.”

Acquisition of the Citibank Property

On March 28, 2024, our company completed its acquisition of the Citibank Property, a 4,350 square foot single tenant building on 0.45 acres located in Chicago, Illinois, through a wholly-owned subsidiary. The Citibank Property, built in 1954 and subsequently renovated, was 100% leased to Citibank, NA. The purchase price for the Citibank Property was $2,400,000 paid through the issuance of 208,695 OP Units at a price of $11.50 per Operating Partnership Unit. Our company’s total investment was $2,444,454. Our company incurred $44,454 of closing costs which were capitalized and added to the tangible assets acquired.  The sole manager and member of the seller of the Citibank Property was CWS BET Seattle, LP, a company controlled and owned by Frank Kavanaugh, our company’s President and Chief Executive Officer and Chairman of the Board.  Pursuant to the Related Person Transaction Policy, our Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.

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

Sale of the Hanover Square Shopping Center Property

On March 13, 2024, our company sold the Hanover Square Shopping Center Property to an unrelated third party for a sale price of $13.0 million, less credits for repairs of $85,000, resulting in a gain on disposal of investment properties of $2,819,502 reported on our Company’s condensed consolidated statement of operations for the year ended December 31, 2024. Our company did not report any gain or loss on the disposal of investment properties for the year ended December 31, 2023.

Wells Fargo Line of Credit

On June 13, 2022, our company, through its wholly-owned subsidiaries, entered into a loan agreement with Wells Fargo Bank, National Association for a $1,500,000 line of credit (the “Original Wells Fargo Line of Credit”). On May 2, 2023, our company and Wells Fargo Bank, National Association entered into the First Amendment to the Revolving Line of Credit Note which extended the maturity date of the Original Wells Fargo Line of Credit to June 9, 2024. On June 5, 2024, our company and Wells Fargo Bank, National Association entered into the Second Amendment to the Revolving Line of Credit Note which further extended the maturity date of the Original Wells Fargo Line of Credit to October 7, 2024. As of December 31, 2024 and December 31, 2023, the Original Wells Fargo Line of Credit had an outstanding balance of $0 and $1,000,000, respectively. Outstanding balances on the Original Wells Fargo Line of Credit bore interest at a floating rate of 2.25% above daily SOFR. As of December 31, 2024 and December 31, 2023, SOFR was 4.33% and 5.35%, respectively. The Original Wells Fargo Line of Credit was secured by the Lancer Center Property, the Greenbrier Business Center Property and the Salisbury Marketplace Property, was unconditionally guaranteed by our company, and any outstanding balances would have been due on the October 7, 2024 maturity date.

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

Common stock grants under the 2018 Equity Incentive Plan

On January 15, 2025, the Compensation Committee approved a grant of 5,195 Common Shares to our company’s five independent directors, a grant of 2,000 Common Shares to the President and CEO of our company, 2,000 Common Shares to the Chief Financial Officer of our company and 2,000 Common Shares to non-executive staff of our company.  In addition, our company’s President and CEO and Chief Financial Officer agreed to accept a portion of their 2025 compensation in the form of Common Shares and OP Units.  Accordingly, the Compensation Committee authorized the issuance of 14,547 OP Units to our company’s President and CEO and 6,235 Common Shares to our company’s Chief Financial Officer under the Equity Incentive Plan in lieu of a portion of their 2025 cash compensation. The effective date of the grants was January 15, 2025. The Common Shares granted vested immediately and are unrestricted. The OP Units granted vest immediately but are not convertible to Common Shares until January 15, 2026. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares and OP Units vested immediately, the fair value of the grants, or $384,683, was recorded to share based compensation expense on our company’s condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of our company’s Common Shares on the effective date of the grant.

On January 18, 2024, the Compensation Committee approved a grant of 7,637 Common Shares to our company’s five independent directors and a grant of 1,273 Common Shares to a consultant of our company.  In addition, our company’s President and CEO agreed to accept a portion of his 2024 compensation in the form of OP Units.  Accordingly, the Compensation Committee authorized the issuance of 19,348 OP Units to our company’s President and CEO under the Equity Incentive Plan. The effective date of the grants was January 18, 2024. The Common Shares granted vested immediately and are unrestricted. The OP Units granted vest immediately but are not convertible to Common Shares until January 18, 2025. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares and OP Units vested immediately, the fair value of the grants, or $277,500, was recorded to share based compensation expense on our company’s condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of our company’s Common Shares on the effective date of the grant.

Financing Activities

Mortgages payable

Our company financed its acquisitions of its investment properties through mortgages, as follows:

	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2024	2023
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Ashley Plaza (b)	$52,795	3.75%	September 2029	10,460,350	10,708,557
Brookfield Center (c)	$22,876	3.90%	November 2029	4,476,429	4,571,410
Parkway Center (d)	$28,161	Variable	November 2031	4,814,563	4,870,403
Wells Fargo Mortgage Facility (e)	$103,438	4.50%	June 2027	17,509,420	17,939,276
Total mortgages payable				$50,510,762	$51,339,646

Amounts presented do not reflect unamortized loan issuance costs.

(a)	The mortgage loan for the Franklin Square Property in the principal amount of $13,250,000 has a ten-year term and matures on December 6, 2031. The mortgage loan bears interest at a fixed rate of 3.808% and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage includes covenants for our company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and to maintain liquid assets of no less than $1,000,000. As of December 31, 2024 and 2023, respectively, our company believes that we are compliant with these covenants. Our company has guaranteed the payment and performance of the obligations of the mortgage loan.
(b)

The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.  Effective on December 26, 2023, our company assumed certain guaranty obligations under the Ashley Plaza mortgage loan related to the Guaranty Substitution (see below).  These obligations include covenants for our company to maintain a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property and for our company to maintain liquid assets of no less than $1,140,000. As of December 31, 2024 and 2023, respectively, our company believes that we are compliant with these covenants.

(c)

The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90% and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.  Effective on December 26, 2023, our company assumed certain guaranty obligations under the Brookfield Property mortgage loan related to the Guaranty Substitution (see below).  These obligations include covenants for our company to maintain a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Property and for our company to maintain liquid assets of no less than $485,000. As of December 31, 2024 and 2023, respectively, our company believes that we are compliant with these covenants.

(d)

The interest rate for the mortgage loan for the Parkway Property was originally based on ICE LIBOR plus 225 basis points, with a minimum rate of 2.25%.  After the discontinuation of LIBOR on June 30, 2023, the ICE LIBOR index was replaced by Term SOFR, with an adjusted margin of 236.44 basis points.  Under the terms of the mortgage, the interest rate payable each month may not change by greater than 1% during any six-month period and 2% during any 12-month period.  As of December 31, 2024 and 2023 the rate in effect for the Parkway Property mortgage was 6.92% and 7.05%, respectively.  The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule.  The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis.  As of December 31, 2024 and 2023, respectively, our company believes that we are compliant with this covenant.

On October 28, 2021, our company entered into the Interest Rate Protection Transaction to limit our exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property. Under this agreement, our interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%.  Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR.  For the period from September 1, 2022 through December 31, 2024, the applicable index (LIBOR or SOFR), exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced our company’s net interest expense.  Payments to our company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on our company’s consolidated statements of operations for the years ended years ended December 31, 2024 and 2023, respectively.

(e)

On June 13, 2022, our company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500.  The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property. The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five -year amortization schedule, is $103,438. Our company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis and a minimum debt yield of 9.5% on the Salisbury Marketplace Property, the Lancer Center Property and the Greenbrier Business Center Property, and to maintain liquid assets of not less than $1,500,000. As of the years ended December 31, 2024 and 2023, respectively, our company believes that we are compliant with these covenants.

Our company financed its acquisitions of its assets held for sale through mortgages, which as of December 31, 2023 were recorded as mortgages payable, net, associated with assets held for sale, on our consolidated balance sheets. Our company sold the Hanover Square Shopping Center Property on March 13, 2024 and repaid the mortgage payable.

	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2024	2023
Hanover Square (a)	$78,098	6.94%	December 2027	$—	$9,640,725
Total mortgages payable associated with assets held for sale				$—	$9,640,725

Amounts presented do not reflect unamortized loan issuance costs.

(a)	The mortgage loan for the Hanover Square Property bore interest at a fixed rate of 4.25% until January 1, 2023, when the interest rate adjusted to a fixed rate of 6.94%, which was determined by adding 3.00% to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25%. As a result of the interest rate change, as of February 1, 2023, the fixed monthly payment of $56,882 increased to $78,098 which includes interest at the fixed rate, and principal, based on a twenty-five year amortization schedule. On March 13, 2024, our company sold the Hanover Square Shopping Center Property and repaid the mortgage loan for the Hanover Square Property.

Off-Balance Sheet Arrangements

As of December 31, 2024 and 2023, we have no off-balance sheet arrangements.

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

Acquisition of Investments in Real Estate

The adoption of Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805), as discussed in Note 2, “Summary of Significant Accounting Policies” of the consolidated financial statements included in this report, has impacted our accounting framework for the acquisition of investment properties. Upon acquisition of investment properties, our company estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities, including in-place leases, above- and below-market leases, tenant relationships and assumed debt based on evaluation of information and estimates available at that date. Fair values for these assets are not directly observable and estimates are based on comparable market data and other information which is subjective in nature, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

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

Internal liquidity to fund operating needs are expected to be provided primarily by the rental receipts from our retail center properties, flex center properties, and STNL properties.

Cash Flows

At December 31, 2024, our consolidated cash and restricted cash on hand totaled $6,072,736 compared to consolidated cash on hand of $3,809,605 at December 31, 2023. Cash from operating activities, investing activities and financing activities for the year ended December 31, 2024 are as follows:

Operating Activities

During the year ended December 31, 2024, our cash provided by operating activities was $1,796,137 compared to cash provided by operating activities of $104,013 for the year ended December 31, 2023, an increase in cash provided by operating activities of $1,692,124.

Cash flows from operating activities has two components. The first component consists of net operating income (loss) adjusted for non-cash operating activities. During the year ended December 31, 2024, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $2,317,671.  During the year ended December 31, 2023, operating activities adjusted for non-cash items resulted in net cash provided in operating activities of $229,141.  The increase of $2,088,530 in cash flows from operating activities for the year ended December 31, 2024 was primarily the result of the management restructuring expenses of $2,066,521 incurred during the year ended December 31, 2023 related to the Termination Agreement. No such management restructuring expenses were incurred during the year ended December 31, 2024.  Reduced net operating income from our investment properties resulting from the sale of the Hanover Square Property on March 13, 2024 and increased corporate general and administrative expenses were offset by reduced interest expense from the sale of the Hanover Square Property.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations.  During the year ended December 31, 2024, net changes in asset and liability accounts resulted in $521,534 in cash used in operations. During the year ended December 31, 2023, net changes in asset and liability accounts resulted in $125,128 in cash used in operations. This increase of $396,406 in cash used in operations resulting from changes in assets and liabilities is a result of increased changes in rent and other receivables, net, of $124,922, increased changes in other assets of $466,171, partially offset by decreased changes in accounts payable and accrued liabilities of $193,783, and decreased changes in unbilled rent of $904.

The net of (i) the $2,317,671 increase in cash provided by operations from the first category and (ii) the $521,534 cash used by operations from the second category results in a total increase of cash provided in operations of $1,796,137 for the year ended December 31, 2024.

Management believes that separately evaluating these two components of our company’s cash provided by operating activities provides management with additional insight into this GAAP measure. Management believes that separating changes in assets and liabilities, the second component, from net operating income (loss) adjusted for non-cash operating activities, the first component, is a meaningful measure of our company’s operating performance, along with adjusted funds from operations, presented below.

Investing Activities

During the year ended December 31, 2024, our cash provided by investing activities was $2,062,407, compared to cash used in investing activities of $1,483,117 during the year ended December 31, 2023, an increase in cash provided by investing activities of $3,545,524.

During the year ended December 31, 2024, cash provided by investing activities consisted of $3,110,149 in cash received from the disposal of the Hanover Square Shopping Center Property, which was partially offset by cash used in investing activities consisting of $902,397 in capitalized expenditures, including $159,349 in building improvements, $52,212 in site improvements, $316,878 in leasing commissions and $373,958 in tenant improvements, $145,345 for the acquisitions of the Citibank Property and the noncontrolling owner’s interest in the Hanover Square Outparcel.  During the year ended December 31, 2023, cash used in investing activities consisted of $1,483,117 in capitalized expenditures, including $210,505 in building improvements, $11,323 in site improvements, $432,613 in tenant improvements and $828,676 in leasing commissions.

The non-cash investing activity for the year ended December 31, 2024, that did not affect our cash provided by investing activities, was the issuance of $2,400,000 of OP Units for the acquisition of the Citibank Property.  The non-cash investing activity for the year ended December 31, 2023, that did not affect our cash provided by investing activities, was the transfer of investment properties, net, to assets held for sale, net of $9,707,154.

Financing Activities

During the year ended December 31, 2024, our cash used by financing activities was $1,595,413 compared to cash used by financing activities of $474,144 during the year ended December 31, 2023, an increase in cash used by financing activities of $1,121,269.  During the year ended December 31, 2024, our cash used by financing activities consisted of $958,579 in principal payments for our company’s mortgages, $787,027 in dividends and distributions, $2,705 to retire fractional shares resulting from the reverse stock split, $1,000,000 to repay the line of credit, short term, $93,220 to redeem OP Units, $43,306 in capitalized closing costs for the Wells Fargo Line of Credit renewal and increase, $3,500,000 for the partial redemption of our company’s mandatorily redeemable preferred stock, and $32,467 to repurchase Common Shares, partially offset by $2,851,977 in proceeds from sales of Common Shares and $1,969,914 in proceeds from sales of OP Units.  During the year ended December 31, 2023, our cash used by financing activities consisted of $1,085,480 in principal payments for our company’s mortgages, $383,665 in dividends and distributions and $4,999 to retire fractional shares resulting from the reverse stock split, offset by $1,000,000 in proceeds from the line of credit, short term.

Future Liquidity Needs

Liquidity for general operating needs and our company’s investment properties is generally provided by the rental receipts from our retail properties, flex center properties and STNL properties, if any. We expect to provide any liquidity for growth (acquisition of new investment properties) by raising additional investment capital. In addition, our company continually reviews and evaluates its outstanding mortgages payable for refinancing opportunities. While some of our mortgages payable are not pre-payable, some mortgages payable may present opportunities for refinancing.

The primary, non-operating liquidity needs of our company are $1,526,140 to redeem the remaining 60,000 shares of our mandatorily redeemable preferred stock on January 10, 2025, pursuant to the redemption notice issued on December 10, 2024,  $114,643 to pay the dividends to common stockholders and distributions to OP Unit holders that were declared on January 7, 2024 and payable January 23, 2025 to holders of record on January 20, 2025, and $1,088,084 in principal payments due on its mortgages payable during the 12-month period from January 1, 2025 through December 31, 2025.  In addition to liquidity required to fund these dividends and principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. Our company plans to pay these obligations through a combination of cash on hand, potential dispositions and operating cash.

To meet these future liquidity needs, our company has the following resources:

●	$4,776,021 in unrestricted cash as of December 31, 2024;
●	$1,296,715 held in lender reserves for the purposes of tenant improvements, leasing commissions, real estate taxes and insurance premiums;
•

Our company’s $4,000,000 line of credit with Wells Fargo Bank, National Association, which has an available balance of $4,000,000 as of December 31, 2024, and matures on September 30, 2026, and which our company is prohibited from using for the redemption of its mandatorily redeemable preferred stock; and

•	Cash generated from operations during the year ended December 31, 2025, if any.

Results of Operations

Year ended December 31, 2024

Revenues

Total revenue was $9,735,127 for the year ended December 31, 2024, consisting of $6,624,734 in revenues from retail center properties, $2,750,499 from flex center properties and $359,894 from STNL properties. Total revenues for the year ended December 31, 2024 decreased by $537,699 over the year ended December 31, 2023, primarily resulting from reduced revenues from our retail center properties due to the sale of the Hanover Square Property, partially offset by increased revenues from flex center properties and STNL properties.

	For the year ended
	December 31,		Increase /
	2024	2023	(Decrease)
Revenues
Retail center properties	$6,624,734	$7,541,914	$(917,180)
Flex center properties	2,750,499	2,504,652	245,847
Single tenant net lease properties	359,894	226,260	133,634
Total Revenues	$9,735,127	$10,272,826	$(537,699)

Revenues from retail center properties were $6,624,734 for the year ended December 31, 2024, a decrease of $917,180 over revenues from retail center properties for the year ended December 31, 2023.  Decreased revenues of $1,047,479 due to the sale of the Hanover Square Property on March 13, 2024 and $58,150 from the Salisbury Marketplace Property due to decreased occupancy during the year ended December 31, 2024, were partially offset by increased revenues of $107,592 from the Franklin Square Property due to new leasing activity, $77,475 from the Lancer Center Property due to new leasing activity and $3,382 from the Ashley Plaza Property due to annual rent escalations.

	For the year ended
	December 31,		Increase /
	2024	2023	(Decrease)
Retail Center Properties
Franklin Square Property	$2,493,739	$2,386,147	$107,592
Hanover Square Property	307,325	1,354,804	(1,047,479)
Ashley Plaza Property	1,527,302	1,523,920	3,382
Lancer Center Property	1,352,937	1,275,462	77,475
Salisbury Property	943,431	1,001,581	(58,150)
Total Retail Center Revenues	$6,624,734	$7,541,914	$(917,180)

Revenues from the flex center properties were $2,750,499 for the year ended December 31, 2024, an increase of $245,847 over revenues from flex center properties for the year ended December 31, 2023 due to increased revenues from the Parkway Property of $39,914 and increased revenues from the Greenbrier Business Center Property of $169,423, both due to new leasing activity, and increased revenues from the Brookfield Center Property of $36,510 due to increased tenant reimbursements of common area maintenance expenses.

	For the year ended
	December 31,		Increase /
	2024	2023	(Decrease)
Flex Center Properties
Brookfield Center Property	$873,670	$837,160	$36,510
Greenbrier Business Center Property	1,069,889	900,466	169,423
Parkway Center Property	806,940	767,026	39,914
Total Flex Center Revenues	$2,750,499	$2,504,652	$245,847

Revenues from STNL properties were $359,894 for the year ended December 31, 2024, an increase of $133,634 from revenues from STNL properties for the year ended December 31, 2023, due to new STNL property revenue of $114,573 from the acquisition of the Citibank Property and $19,201 from a rent escalation in the lease for the T-Mobile Property, offset by a slight decline of $140 from the East Coast Wings Property due to decreased tenant reimbursements of common area maintenance expenses.

	For the year ended
	December 31,		Increase /
	2024	2023	(Decrease)
Single Tenant Net Lease Properties
East Cost Wings Property	$106,372	$106,512	$(140)
T-Mobile Property	138,949	119,748	19,201
Citibank Property	114,573	—	114,573

Total Single Tenant Net Lease Revenues	$359,894	$226,260	$133,634

Operating Expenses

Total operating expenses were $8,723,519 for the year ended December 31, 2024, consisting of $1,661,808 in expenses from retail center properties, $697,864 in expenses from flex center properties, $31,977 in expenses from STNL properties, $277,500 in share-based compensation, $1,170,270 in legal, accounting and other professional fees, $968,435 in corporate general and administrative expenses, a $182 loss on impairment, and $3,915,483 in depreciation and amortization.

	For the year ended
	December 31,		Increase /
	2024	2023	(Decrease)
Operating Expenses
Retail center properties (1)	$1,661,808	$1,901,102	$(239,294)
Flex center properties (2)	697,864	731,522	(33,658)
Single tenant net lease properties	31,977	31,175	802
Total Investment Property Operating Expenses	2,391,649	2,663,799	(272,150)
Share based compensation expenses	277,500	—	277,500
Legal, accounting and other professional fees (3)	1,170,270	1,390,941	(220,671)
Corporate general and administrative expenses	968,435	484,345	484,090
Management restructuring expenses	—	2,066,521	(2,066,521)
Loss on impairment	182	90,221	(90,039)
Depreciation and amortization	3,915,483	4,574,163	(658,680)
Total Operating Expenses	$8,723,519	$11,269,990	$(2,546,471)
(1)	Includes $39,910 and $18,578 of bad debt expense for the years ended December 31, 2024 and 2023, respectively.
(2)	Includes $0 and $44,704 of bad debt expense for the years ended December 31, 2024 and 2023, respectively.
(3)

Includes $734,114 and $518,845 in expenses paid to the Consultant pursuant to the initial Consulting Agreement and subsequent Staffing Agreement for the years ended December 31, 2024 and 2023, respectively.

Operating expenses for retail center properties were $1,661,808 for the year ended December 31, 2024, a decrease of $239,294 from retail center property operating expenses for the year ended December 31, 2023.  Decreased operating expenses of $210,155 resulting from the sale of the Hanover Square Property, $33,189 from the Salisbury Property, $17,561 from the Lancer Center Property and $5,020 from the Franklin Square Property, all primarily due to the elimination of asset management fees due to the termination of the Management Agreement on July 18, 2023, were offset by increased expenses of $26,631 from the Ashley Plaza Property, primarily resulting from increased bad debt expense of $18,605 for the year ended December 31, 2024.

	For the year ended
	December 31,		Increase /
	2024	2023	(Decrease)
Retail Center Properties
Franklin Square Property	$640,715	$645,735	$(5,020)
Hanover Square Property (1)	108,695	318,850	(210,155)
Ashley Plaza Property (2)	327,652	301,021	26,631
Lancer Center Property (3)	373,254	390,815	(17,561)
Salisbury Property (4)	211,492	244,681	(33,189)
Total Retail Center Expenses	$1,661,808	$1,901,102	$(239,294)

(1)Includes bad debt expense of $16,136 and $0 for the years ended December 31, 2024 and 2023, respectively.

(2)	Includes bad debt expense of $18,605 and $0 for the years ended December 31, 2024 and 2023, respectively.

(3)	Includes bad debt expense of $5,073 and $2,208 for the years ended December 31, 2024 and 2023, respectively.

(4)	Includes bad debt expense of $96 and $16,370 for the years ended December 31, 2024 and 2023, respectively.

Operating expenses from the flex center properties were $697,864 for the year ended December 31, 2024, a decrease of $33,658 over flex center property operating expenses for the year ended December 31, 2023 due to decreased operating expenses from the Greenbrier Business Center Property of $18,590, decreased operating expenses from the Parkway Property of $8,782 and decreased operating expenses from the Brookfield Center Property of $6,286, all primarily due to the elimination of asset management fees due to the termination of the Management Agreement on July 18, 2023.

	For the year ended
	December 31,		Increase /
	2024	2023	(Decrease)
Flex Center Properties
Brookfield Center Property	$237,842	$244,128	$(6,286)
Greenbrier Business Center Property (1)	260,491	279,081	(18,590)
Parkway Center Property (2)	199,531	208,313	(8,782)
Total Flex Center Expenses	$697,864	$731,522	$(33,658)

(1)	Includes $0 and $38,584 of bad debt expense for the years ended December 31, 2024 and 2023, respectively.
(2)	Includes $0 and $6,120 of bad debt expense for the years ended December 31, 2024 and 2023, respectively.

Operating expenses from STNL properties were $31,977 for the year ended December 31, 2024, an increase of $802 from operating expenses from STNL properties for the year ended December 31, 2023, due to increased operating expenses of $440 from the T-Mobile Property and $362 for the East Coast Wings Property, both due to slightly increased property operating expenses.

	For the year ended
	December 31,		Increase /
	2024	2023	(Decrease)
Single Tenant Net Lease Properties
East Cost Wings Property	$14,974	$14,612	$362
T-Mobile Property	17,003	16,563	440
Citibank Property	—	—	—
Total Single Tenant Net Lease Expenses	$31,977	$31,175	$802

Operating Income (Loss)

Operating income for the year ended December 31, 2024 was $3,731,593, an increase of $4,728,757 from the operating loss of $997,164 for the year ended December 31, 2023. This increase was a result of the gain on the sale of the Hanover Square Property of $2,819,502, decreased bad debt expense of $23,372, decreased legal, accounting and other professional fees of $220,671 due to decreased asset management fees resulting from the termination of the Management Agreement during the year ended December 31, 2023, decreased management restructuring expenses of $2,066,521 resulting from the Termination Agreement and paid during the year ended December 31, 2023, decreased loss on impairment of $90,039, and decreased depreciation and amortization expenses of $658,680 due to the sale of the Hanover Square Shopping Center Property, offset by decreased investment property operating income of $288,921 also primarily due to the sale of the Hanover Square Shopping Center Property, increased corporate general and administrative expenses of $484,090 primarily due to increased compensation and benefit expenses, increased share based compensation expenses of $277,500, increased loss on redemption of mandatorily redeemable preferred stock of $47,680, and increased loss on extinguishment of debt of $51,837.

Interest Expense

Interest expense was $3,019,799 and $3,540,900 for the years ended December 31, 2024 and 2023, respectively, as follows:

	For the year ended
	December 31,		Increase /
	2024	2023	(Decrease)
Franklin Square	$541,341	$539,940	$1,401
Hanover Square	129,248	707,604	(578,356)
Ashley Plaza	420,980	428,442	(7,462)
Brookfield Center	190,880	194,065	(3,185)
Parkway Center	245,938	138,388	107,550
Wells Fargo Mortgage Facility	843,696	889,407	(45,711)
Wells Fargo Line of Credit	17,700	—	17,700
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	625,456	643,054	(17,598)
Other interest	4,560	—	4,560
Total interest expense	$3,019,799	$3,540,900	$(521,101)

Total interest expense for the year ended December 31, 2024 decreased by $521,101 over the year ended December 31, 2023. This decrease was a result of decreased interest of $578,356 from the sale of the Hanover Square Shopping Center Property, decreased interest expense from each of the Ashley Plaza mortgage of $7,462, the Brookfield mortgage of $3,185, the Wells Fargo Mortgage Facility of $45,711, all due to amortization of principal, and the amortization and preferred dividends on our company’s mandatorily redeemable preferred stock of $17,598, partially offset by increased interest from the Parkway Mortgage of $107,550 due to the variable interest rate, increased interest from the Franklin Square Mortgage of $1,401, increased interest from the Wells Fargo Line of Credit of $17,700 due to the outstanding balance during parts of the year ended December 31, 2024, and increased other interest of $4,560. Interest expense above includes non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock. See Note 5 of the accompanying notes to the consolidated financial statements.

Other Income

During the year ended December 31, 2024, other income was $88,856, an increase of $39,582 from other income of $49,274 for the year ended December 31, 2023.  Other income for the year ended December 31, 2024 consisted of interest income of $54,064 and gain on the extinguishment of lease liability of $34,792. Other income for the year ended December 31, 2023 consisted of interest income of $38,308 and lease termination fee income of $10,966.

Other Expense

During the year ended December 31, 2024, other expense was $56,325, a decrease of $28,239 from other expense of $84,564 for the year ended December 31, 2023. Other expense for the year ended December 31, 2024 consisted of $56,325 in expense related to the fair value change of the interest rate cap. Other expense for the year ended December 31, 2023 consisted of $84,564 in expense related to the fair value change of the interest rate cap.

Net Income (Loss)

Net income was $744,325 for the year ended December 31, 2024, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net income attributable to our common stockholders was $27,524. Net loss was $4,573,354 for the year ended December 31, 2023, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common stockholders was $4,571,279, for the year ended December 31, 2023.

Net income for the year ended December 31, 2024 increased by $5,317,679 over the year ended December 31, 2023, before adjustments for net income (loss) attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net income attributable to our common stockholders for the year ended December 31, 2024 increased by $4,598,803 over the year ended December 31, 2023.

Funds from Operations

We use funds from operations (“FFO”), a non-GAAP measure, as an alternative measure of our operating performance, specifically as it relates to results of operations and liquidity. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in its December 2018 White Paper (the “NAREIT White Paper”). As defined in the NAREIT White Paper, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs and above and below market leases) and after adjustments for unconsolidated partnerships and joint ventures. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, while historically real estate values have risen or fallen with market conditions. Accordingly, we believe FFO provides a valuable alternative measurement tool to GAAP when presenting our operating results.

The NAREIT White Paper states, “FFO of a REIT includes the FFO of all consolidated properties, including consolidated, partially owned affiliates”. Additionally, since the adjustments to GAAP net income, such as depreciation and amortization, used in the reconciliation of net income (loss) to determine FFO are not allocated between common stockholders and noncontrolling interests (i.e. 100% of depreciation and amortization are “added back” without reduction to reflect the noncontrolling owners’ interest in such items), our company believes that the appropriate starting point for the calculation is the net income (loss) before allocation to noncontrolling interests.  This allows our company to use FFO as a tool to measure the overall performance of its investment properties, as a whole, not just the portion of the investment properties controlled by our company’s common stockholders.

Below is our company’s FFO, which is a non-GAAP measurement, for the years ended December 31, 2024 and 2023:

	For the year ended
	December 31,
	2024	2023
Net income (loss)	$744,325	(4,573,354)
Depreciation of tangible real property assets (1)	2,342,416	2,695,058
Depreciation of tenant improvements (2)	757,318	836,096
Amortization of tenant improvement lease incentives (3)	2,964	—
Amortization of leasing commissions (4)	199,465	152,661
Amortization of intangible assets (5)	616,284	890,348
Gain on disposal of investment property (6)	(2,819,502)	—
Loss on impairment (7)	182	90,221
Gain on extinguishment of lease liability (8)	(34,792)	—
Loss on extinguishment of debt (8)	51,837	—
Loss on redemption of mandatorily redeemable preferred stock (8)	47,680	—
Funds from operations (FFO)	$1,908,177	$91,030
(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.
(2)

Depreciation of tenant improvements, including those (i) acquired as part of the purchase of the retail center and flex center properties and (ii) those constructed by our company for the retail center properties and flex center property subsequent to their acquisition.

(3)	Depreciation of tenant improvements recorded as lease incentives.
(4)	Amortization of leasing commissions paid for the retail center properties and flex center property subsequent to the acquisition of the properties.
(5)

Amortization of (i) intangible assets acquired as part of the purchase of the retail center properties and flex center property, including leasing commissions, leases in place and legal and marketing costs.

(6)	As defined in the NAREIT White Paper, FFO specifically excludes gains and losses from the sale of certain real estate assets.
(7)

The NAREIT White Paper provides guidance for the treatment of impairment write-downs. Specifically, “To the extent there is an impairment write-down of depreciable real estate … related to a REIT’s main business, the write-down is excluded from FFO (i.e., adjusted from net income in calculating FFO).” Additionally, the NAREIT White Paper provides guidance on gains or losses on the sale of assets, stating “the REIT has the option to include or exclude such gains and losses in the calculation of FFO.”

(8)

Consistent with the treatment of impairment write-downs, our company includes an adjustment for its gain on extinguishment of lease liability, loss on extinguishment of debt, and loss on redemption of mandatorily redeemable preferred stock.

The NAREIT White Paper encourages companies reporting FFO to “make supplemental disclosure of all material non-cash revenues and expenses affecting their results for each period.” We believe that the computation of FFO in accordance with the NAREIT White Paper’s definition includes certain items that are not indicative of the results provided by our operating portfolio and affect the comparability of our period-over-period performance. These items include non-cash items such as amortization of loans and above and below market leases, unbilled rent arising from applying straight line rent revenue recognition and share-based compensation expenses. Additionally, the impact of capital expenditures, including tenant improvement and leasing commissions, net of reimbursements of such expenditures by property escrow funds, is included in our calculation of AFFO. Therefore, in addition to FFO, management uses Adjusted FFO (“AFFO”), which we define to exclude such items. Management believes that these adjustments are appropriate in determining AFFO as their exclusion is not indicative of the operating performance of our assets. In addition, we believe that AFFO is a useful supplemental measure for the investing community to use in comparing us to other REITs as many REITs provide some form of adjusted or modified FFO. However, there can be no assurance that AFFO presented by us is comparable to the adjusted or modified FFO of other REITs.

Total AFFO for the years ended December 31, 2024 and 2023 was as follows:

	For the year ended
	December 31,
	2024	2023
Funds from operations	$1,908,177	$91,030
Amortization of above market leases (1)	40,850	93,696
Amortization of below market leases (2)	(296,211)	(368,803)
Straight line rent (3)	(99,106)	(100,010)
Capital expenditures (4)	(902,397)	(1,483,117)
Decrease (increase) in fair value of interest rate cap (5)	56,325	84,564
Amortization of loan issuance costs (6)	100,479	106,882
Amortization of preferred stock discount and offering costs (7)	246,966	243,054
Share-based compensation (8)	277,500	-
Bad debt expense (9)	39,910	63,282
Adjusted funds from operations (AFFO)	$1,372,493	$(1,269,422)
(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets.
(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities.
(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the retail center properties and flex center properties.
(4)

Adjustment to FFO for capital expenditures, including capitalized leasing commissions, tenant improvements, building and site improvements and purchases of furniture, fixtures and equipment that have not been reimbursed by property escrow accounts. See Investing Activities, above, for detail of capital expenditures.

(5)	Adjustment to FFO resulting from non-cash expenses recognized as a result of decreases in the fair value of the interest rate caps for the Parkway Property.

(6)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages.
(7)

Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing the mandatorily redeemable preferred stock discount and offering costs over the mandatorily redeemable preferred stock’s five-year term.

(8)	Adjustment to FFO resulting from non-cash expenses recorded for share-based compensation.

(9)

The NAREIT White Paper provides guidance on non-cash revenues and expenses, stating, “To provide an opportunity for consistent analysis of operating results among REITs, the NAREIT White Paper encourages those reporting FFO to make supplemental disclosure of all material non-cash revenues and expenses affecting their results for each period. Our company has elected to include non-cash expenses (bad debt expense) in its calculation of AFFO.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer has concluded, as of December 31, 2024, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer, evaluated, as of December 31, 2024, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our Chief Executive Officer concluded that our internal control over financial reporting, as of December 31, 2024, were effective.

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

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933). Our company adopted a Rule 10b5-1 trading arrangement on March 14, 2024.  We made subsequent modifications to our Rule 10b5-1 plan on June 11, 2024, September 15, 2024 and November 19, 2024.  In all cases, such modifications were to change the price at or below which shares were authorized to be purchased.

2025 Annual Meeting of Stockholders

We currently plan to hold our 2025 Annual Meeting of Stockholders (the “2025 Annual Meeting”) on June 17, 2025. The time and location of the 2025 Annual Meeting, and the matters to be considered, will be as set forth in our definitive proxy statement for the 2025 Annual Meeting to be filed with the SEC.

Because the expected date of the 2025 Annual Meeting is more than 30 days prior to the anniversary of the Company’s 2024 Annual Meeting of Stockholders, we are informing stockholders of the due dates for submissions of qualified stockholder proposals and stockholder director nominations.

A stockholder proposal for inclusion in our proxy statement for the 2025 Annual Meeting pursuant to Rule 14a-8 under the Exchange Act must be received no later than March 9, 2025, which we consider a reasonable time before we will begin printing and mailing proxy materials, and should be sent via registered, certified or express mail to P.O. Box 8436, Richmond, Virginia 23226, Attention: Francis P. Kavanaugh, Secretary.

A stockholder proposal or director nomination (including nominations pursuant to Rule 14a-19 under the Exchange Act) outside of Rule 14a-8 under the Exchange Act and pursuant to our Bylaws must have been received by the Company not earlier than January 18, 2025 and not later than 5:00 p.m., Eastern Time, on March 9, 2025.

In addition to our Bylaws, a stockholder shall also comply with all applicable requirements of state law and of the Exchange Act, and the rules and regulations thereunder.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2025 annual stockholders’ meeting.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2025 annual stockholders’ meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2025 annual stockholders’ meeting.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2025 annual stockholders’ meeting.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2025 annual stockholders’ meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

MEDALIST DIVERSIFIED REIT, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Medalist Diversified REIT, Inc. and Subsidiaries

Richmond, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Medalist Diversified REIT, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes and schedule III (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Evaluation of Investment Properties for Impairment

Description of Matter

At December 31, 2024, the Company’s investment properties totaled $64.4 million, net. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its investment properties for impairment whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an investment property may not be recoverable. The Company estimates undiscounted cash flows of an investment property using observable and unobservable inputs such as historical and forecasted cash flows, net operating income and residual values, leasing prospects and local market information.

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

Richmond, Virginia

February 27, 2025

PART I.FINANCIAL INFORMATION

Item 1.   Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2024	2023
ASSETS
Investment properties, net	$64,424,038	$64,577,376
Cash	4,776,021	2,234,603
Restricted cash	1,296,715	1,575,002
Rent and other receivables, net of allowance of $0 and $13,413, as of December 31, 2024 and December 31, 2023, respectively	331,096	292,618
Assets held for sale	—	9,707,154
Unbilled rent	1,114,365	1,109,782
Intangible assets, net	2,187,732	2,716,546
Other assets	967,735	532,935
Total Assets	$75,097,702	$82,746,016

LIABILITIES
Accounts payable and accrued liabilities	$1,185,809	$1,095,049
Intangible liabilities, net	1,420,364	1,865,310
Line of credit, short term, net	—	1,000,000
Mortgages payable, net	50,001,062	50,772,773
Mortgages payable, net, associated with assets held for sale	—	9,588,888
Mandatorily redeemable preferred stock, net	1,488,221	4,693,575
Total Liabilities	$54,095,456	$69,015,595

EQUITY
Common stock, 1,345,260 and 1,109,405 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	$13,453	11,094
Additional paid-in capital	54,450,272	51,525,303
Offering costs	(3,404,055)	(3,350,946)
Accumulated deficit	(36,027,063)	(35,864,693)
Total Stockholders' Equity	15,032,607	12,320,758
Noncontrolling interests - Hanover Square Property	—	119,140
Noncontrolling interests - Parkway Property	414,869	453,203
Noncontrolling interests - Operating Partnership	5,554,770	837,320
Total Equity	$21,002,246	$13,730,421
Total Liabilities and Equity	$75,097,702	$82,746,016

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ending December 31,

	2024	2023
REVENUE
Retail center property revenues	$6,624,734	$7,541,914
Flex center property revenues	2,750,499	2,504,652
Single tenant net lease property revenues	359,894	226,260
Total Revenue	$9,735,127	$10,272,826

OPERATING EXPENSES
Retail center property operating expenses	$1,621,898	$1,882,524
Flex center property operating expenses	697,864	686,818
Single tenant net lease property operating expenses	31,977	31,175
Bad debt expense	39,910	63,282
Share based compensation expenses	277,500	—
Legal, accounting and other professional fees	1,170,270	1,390,941
Corporate general and administrative expenses	968,435	484,345
Management restructuring expenses	—	2,066,521
Loss on impairment	182	90,221
Depreciation and amortization	3,915,483	4,574,163
Total Operating Expenses	8,723,519	11,269,990
Gain on disposal of investment property	2,819,502	—
Loss on extinguishment of debt	(51,837)	—
Loss on redemption of mandatorily redeemable preferred stock	(47,680)	—
Operating Income (Loss)	3,731,593	(997,164)
Interest expense	3,019,799	3,540,900
Net Income (Loss) from Operations	711,794	(4,538,064)
Other income	88,856	49,274
Other expense	(56,325)	(84,564)
Net Income (Loss)	744,325	(4,573,354)
Less: Net income attributable to Hanover Square Property noncontrolling interests	453,928	7,714
Less: Net loss attributable to Parkway Property noncontrolling interests	(3,234)	(8,482)
Less: Net income (loss) attributable to Operating Partnership noncontrolling interests	266,107	(1,307)
Net Income (Loss) Attributable to Medalist Common Stockholders	$27,524	$(4,571,279)

Earnings per common share - basic	$0.024	$—
Weighted-average number of shares - basic	1,127,768	—

Earnings per common share - diluted	$0.024	$—
Weighted-average number of shares - diluted	1,132,588	—

Loss per common share - basic and diluted	$—	$(4.12)
Weighted-average number of shares - basic and diluted	—	1,109,574

Dividends paid per common share	$0.17	$0.32

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

For the years ended December 31, 2024 and 2023

	Common Stock					Total	Hanover
			Additional	Offering	Accumulated	Stockholders'	Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, December 31, 2022	1,109,902	$11,099	$51,527,798	$(3,350,946)	$(30,939,020)	$17,248,931	$127,426	$470,685	$842,898	$18,689,940
Retire fractional shares resulting from reverse stock split	(497)	(5)	(2,495)	—	—	(2,500)	—	—	—	(2,500)
Net (loss) income	—	—	—	—	(4,571,279)	(4,571,279)	7,714	(8,482)	(1,307)	(4,573,354)
Dividends and distributions	—	—	—	—	(354,394)	(354,394)	(16,000)	(9,000)	(4,271)	(383,665)

Balance, December 31, 2023	1,109,405	$11,094	$51,525,303	$(3,350,946)	$(35,864,693)	$12,320,758	$119,140	$453,203	$837,320	$13,730,421
Common stock issuances	230,000	2,300	2,872,700	—	—	2,875,000	—	—	—	2,875,000
Common stock repurchases	(2,830)	(28)	(32,439)	—	—	(32,467)	—	—	—	(32,467)
Share based compensation	8,910	89	87,411	—	—	87,500	—	—	190,000	277,500
Redemption of operating partnership units	—	—	—	—	—	—	—	—	(93,220)	(93,220)
Retire fractional shares resulting from reverse stock split	(225)	(2)	(2,703)	—	—	(2,705)	—	—	—	(2,705)
Offering costs	—	—	—	(53,109)	—	(53,109)	—	—	—	(53,109)
Net income (loss)	—	—	—	—	27,524	27,524	453,928	(3,234)	266,107	744,325
Dividends and distributions	—	—	—	—	(189,894)	(189,894)	(516,596)	(35,100)	(45,437)	(787,027)
Non-controlling interests	—	—	—	—	—	—	(56,472)	—	4,400,000	4,343,528

Balance, December 31, 2024	1,345,260	$13,453	$54,450,272	$(3,404,055)	$(36,027,063)	$15,032,607	$—	$414,869	$5,554,770	$21,002,246

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$744,325	$(4,573,354)

Adjustments to reconcile consolidated net loss to net cash flows from operating activities
Depreciation	3,299,199	3,683,815
Amortization	616,284	890,348
Loan cost amortization	100,479	106,882
Mandatorily redeemable preferred stock issuance cost and discount amortization	246,966	243,054
Amortization of lease incentives	2,964	—
Above (below) market lease amortization, net	(255,361)	(275,107)
Bad debt expense	39,910	63,282
Share-based compensation	277,500	—
Loss on impairment	182	90,221
Gain on extinguishment of lease liability	(34,792)	—
Loss on extinguishment of debt	51,837	—
Loss on redemption of mandatorily redeemable preferred stock	47,680	—
Gain on disposal of investment property	(2,819,502)	—

Changes in assets and liabilities
Rent and other receivables, net	(78,388)	46,534
Unbilled rent	(99,106)	(100,010)
Other assets	(434,800)	31,371
Accounts payable and accrued liabilities	90,760	(103,023)
Net cash flows from operating activities	1,796,137	104,013

CASH FLOWS FROM INVESTING ACTIVITIES

Investment property acquisitions	(145,345)	—
Capital expenditures	(902,397)	(1,483,117)
Cash received from disposal of investment property, net	3,110,149	—
Net cash flows from investing activities	2,062,407	(1,483,117)

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(787,027)	(383,665)
Repayment of line of credit, short term	(1,000,000)	—
Operating partnership unit redemption	(93,220)	—
Proceeds from line of credit, short term	—	1,000,000
Repayment of mortgages payable	(958,579)	(1,085,480)
Capitalized closing costs for Wells Fargo LOC renewal and increase	(43,306)	—
Repayment of mandatorily preferred stock	(3,500,000)	—
Proceeds from sales of common stock, net of capitalized offering costs	2,851,977	—
Proceeds from sales of Operating Partnership Units, net of capitalized offering costs	1,969,914	—
Repurchases of common stock, including costs and fees	(32,467)	—
Retire fractional shares resulting from reverse stock split	(2,705)	(4,999)
Net cash flows from financing activities	(1,595,413)	(474,144)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	2,263,131	(1,853,248)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	3,809,605	5,662,853
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$6,072,736	$3,809,605

CASH AND CASH EQUIVALENTS, end of period, shown in consolidated balance sheets	4,776,021	2,234,603
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in consolidated balance sheets	1,296,715	1,575,002
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the consolidated statements of cash flows	$6,072,736	$3,809,605

Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid	$2,928,549	$3,278,722

Non-cash transactions:
Issuance of operating partnership units for Citibank Acquisition	$2,400,000	$—
Transfer of investment properties, net to assets held for sale, net	—	9,707,154
Transfer of mortgages payable, net to mortgages payable associated with assets held for sale, net	—	9,588,888

See notes to consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.      Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of December 31, 2024, the REIT, through the Operating Partnership, owned and operated 10 developed properties consisting of four retail center properties, three flex center properties, and three single tenant net lease (“STNL”) properties, and three undeveloped parcels.

The use of the word “Company” refers to the REIT and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the REIT, the Operating Partnership, wholly owned limited liability companies which own or operate the properties.

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

The Company owned 84% of the Shops at Hanover Square North, a 73,440 square foot retail property located in Mechanicsville, Virginia (the “Hanover Square Shopping Center Property”) and the 0.86 acre outparcel (the “Hanover Square Outparcel” and together with the Hanover Square Shopping Century Property, the “Hanover Square Property”) as a tenant in common with a noncontrolling owner, which owned the remaining 16% interest. On March 13, 2024, the Company, and its tenant in common partner, sold the Hanover Square Shopping Center Property. The Company and its tenant in common partner retained ownership of the Hanover Square Outparcel. On March 25, 2024, the Company purchased its tenant in common partner’s 16% interest in the Hanover Square Outparcel (see Note 3, below). Collectively, the sale of the Hanover Square Shopping Center and the acquisition of the tenant in common partner’s 16% interest in the Hanover Square Outparcel are referenced herein as the “Hanover Square Transactions”.

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

The Company also owns three undeveloped parcels which are currently being marketed for lease as STNL properties including (i) an outparcel at its Lancer Center Property consisting of approximately 1.80 acres (the “Lancer Outparcel”), (ii) an outparcel at its Salisbury Marketplace Property consisting of approximately 1.20 acres (the “Salisbury Outparcel”) (the exact size of the Lancer Outparcel and Salisbury Outparcel will not be determined until a user is identified), and (iii) the Hanover Square Outparcel consisting of approximately 0.86 acres located adjacent to the Hanover Square Shopping Center Property, which the Company sold on March 13, 2024.

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

The Company was formed to acquire, reposition, renovate, lease and manage income-producing properties.  The Company’s current primary focus is on (i) managing its legacy portfolio consisting of  retail and flex-industrial properties in secondary and tertiary markets in Virginia, North Carolina, and South Carolina, and (ii) managing and expanding its STNL portfolio in geographic markets across the United States. The Company may also pursue, in an opportunistic manner, other real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, indirect investments in real property, such as those that may be obtained in a joint venture. While these types of investments are not intended to be a primary focus, the Company may make such investments at the discretion of the Company’s Board.

For all periods prior to July 18, 2023, the Company was externally managed by Medalist Fund Manager, Inc. (the “Manager”).  On July 18, 2023, the Company and the Manager entered into the Termination Agreement terminating that certain Management Agreement, dated as of March 15, 2016, among the Company, the Operating Partnership and the Manager, as amended (the “Management Agreement”).  Until the termination of the Management Agreement, the Manager made all investment decisions for the Company, which were approved by the Board’s Acquisition Committee.  In addition, until the termination of the Management Agreement, the Manager oversaw the Company’s overall business and affairs and had broad discretion to make operating decisions on behalf of the Company.  Since the termination of the Management Agreement, and for the full year ended December 31, 2024, the Company has been managed internally as directed by the Board.  The Company’s stockholders are not involved in its day-to-day affairs.

2.Summary of Significant Accounting Policies

Investment Properties

The Company has adopted ASU 2017-01, Business Combinations (Topic 805), which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. As a result, all of the Company’s acquisitions to date qualified as asset acquisitions and the Company expects future acquisitions of operating properties to qualify as asset acquisitions.  Accordingly, third-party transaction costs associated with these acquisitions have been and will be capitalized, while internal acquisition costs will continue to be expensed.

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

During November 2023, the Company committed to a plan to sell an asset group associated with the Hanover Square Shopping Center Property that included the land, site improvements, building, and building improvements. As a result, as of December 1, 2023, the Company reclassified these assets, and the related mortgage payable, net, for the Hanover Square Shopping Center Property as assets held for sale and liabilities associated with assets held for sale, respectively. Under ASC 360, depreciation of assets held for sale is discontinued, so no further depreciation or amortization was recorded subsequent to December 1, 2023.  The Company believed that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Hanover Square Shopping Center Property for any periods, including the three months ended March 31, 2024 and the year ended December 31, 2023, the periods during which the Hanover Square Shopping Center Property was classified as assets held for sale. The Company sold the Hanover Square Shopping Center on March 13, 2024.

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

Details of the deferred costs, net of amortization, arising from the Company’s purchases of its retail center properties and flex center properties are as follows:

	December 31,
	2024	2023
Intangible Assets, net
Leasing commissions	$760,175	$912,040
Legal and marketing costs	68,721	104,791
Above market leases	66,056	106,907
Net leasehold asset	1,292,780	1,592,808
	$2,187,732	$2,716,546

Intangible Liabilities, net
Below market leases	$(1,420,364)	$(1,865,310)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the year ended December 31, 2024 and 2023, respectively, were as follows:

	For the year ended December 31,
	2024	2023
Amortization of above market leases	$(40,850)	$(93,696)
Amortization of below market leases	296,211	368,803
	$255,361	$275,107

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during years ended December 31, 2024 and 2023, respectively, were as follows:

	For the year ended December 31,
	2024	2023
Leasing commissions	$176,345	$216,362
Legal and marketing costs	37,439	59,841
Net leasehold asset	402,500	614,145
	$616,284	$890,348

As of December 31, 2024 and 2023, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $2,149,522 and $2,204,404, respectively. During the years ended December 31, 2024 and 2023, the Company wrote off $626,739 and $842,492, respectively, in accumulated amortization related to fully amortized intangible assets and $44,427 and $41,501, respectively, in accumulated amortization related to the write off of intangible assets related to the early terminated leases, discussed below.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	2025	2026	2027	2028	2029	2030-2041	Total
Intangible Assets
Leasing commissions	$150,476	$112,124	$93,206	$71,781	$58,991	$273,597	$760,175
Legal and marketing costs	24,088	13,473	8,230	5,518	3,963	13,449	68,721
Above market leases	21,292	15,629	14,543	10,114	4,478	—	66,056
Net leasehold asset	311,275	216,104	169,780	121,572	100,309	373,740	1,292,780
	$507,131	$357,330	$285,759	$208,985	$167,741	$660,786	$2,187,732

Intangible Liabilities
Below market leases	$(201,505)	$(166,932)	$(150,023)	$(128,012)	$(125,708)	$(648,184)	$(1,420,364)

Impairment

The Company reviews its investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted cash flows plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges against income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as projected future operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the years ended December 31, 2024 and 2023, that would result in the projected value of the Company’s investment properties being below their carrying value.

However, tenant defaults and early lease terminations can also result in the recognition of impairment.  As a result of certain tenant-specific events during the years ended December 31, 2024 and 2023, the Company recorded a loss on impairment of $182 and $90,221, respectively, resulting from the events described below.  In addition, during the year ended December 31, 2024, a tenant in the Company’s Lancer Center Property defaulted on its lease. As a result, the Company determined that certain tangible assets (capitalized tenant improvements), intangible assets (leases in place, leasing commissions and legal and marketing costs), and intangible liabilities (below market lease liability) associated with the tenant’s lease should be written off. The net book value of the below market lease intangible liability was greater than the combined net book value of the remaining assets associated with the tenant’s lease, which resulted in a net gain on extinguishment of lease liabilities totaling $34,792, which is included in other income reported on the Company’s consolidated statement of operations for the year ended December 31, 2024.  No such net gain on extinguishment of lease liabilities was recorded during the year ended December 31, 2023.

Investment Properties

During the year ended December 31, 2024, a tenant in the Company’s Salisbury Marketplace Property notified the Company that it was abandoning its premises and the Company agreed to allow the tenant to terminate its lease early. The Company determined that the carrying value of capitalized leasing commissions associated with this lease which was recorded as a component of investment properties on the Company’s consolidated balance sheets should be written off and recorded a loss on impairment of $182 for the year ended December 31, 2024.  This amount is included in the loss on impairment reported on the Company’s consolidated statement of operations for the year ended December 31, 2024.

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

Intangible Assets

The Company also reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually.  During the year ended December 31, 2023, the Company determined that the carrying value of certain intangible assets associated with the three leases on which tenants defaulted should be written off and recorded a loss on impairment of $26,898 for the year ended December 31, 2023.  The Company also determined that the carrying value of certain intangible assets associated with the tenant which terminated its lease early should be written off and recorded a loss of impairment of $21,220 for the year ended December 31, 2023.  These amounts are included in the loss on impairment reported on the Company’s consolidated statement of operations for the year ended December 31, 2023.  No such loss on impairment arising from intangible assets was recorded for the year ended December 31, 2024.

Unbilled Rent

The Company also reviews the unbilled rent asset recorded on the Company’s consolidated balance sheets for impairment to determine if any amounts may not be recoverable.  During the year ended December 31, 2023, the Company recorded a loss on impairment of $12,380 related to previously recognized straight-line rent related to the four tenants who terminated their lease early.  These amounts are included in the loss on impairment reported on the Company’s consolidated statement of operations for the year ended December 31, 2023.  No such loss on impairment arising from unbilled rent was recorded for the year ended December 31, 2024.

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during years ended December 31, 2024 and 2023, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s credit loss in the event of failure of these financial institutions’ is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. As of December 31, 2024, the Company held four cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $3,802,408.  As of December 31, 2023, the Company held two cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $1,366,872.

Restricted cash represents amounts held by the Company for tenant security deposits, escrow deposits held by lenders for real estate taxes and insurance premiums, and capital reserves held by lenders for investment property capital improvements.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of December 31, 2024 and 2023, the Company reported $245,060 and $260,898, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes and insurance premiums. As of December 31, 2024 and 2023, the Company reported $108,611 and $191,139, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions and tenant improvements. As of December 31, 2024 and 2023, the Company reported $943,044 and $1,122,965, respectively, in capital property reserves.

	December 31,
Property and Purpose of Reserve	2024	2023
Ashley Plaza Property – maintenance and leasing cost reserve	337,187	439,404
Brookfield Center Property – maintenance and leasing cost reserve	95,325	91,491
Franklin Square Property – leasing costs	510,532	441,360
Hanover Square Property – operating reserve	—	150,710
Total	$943,044	$1,122,965

Share Retirement

ASC 505-30-30-8 provides guidance on accounting for share retirement and establishes two alternative methods for accounting for the purchase price paid in excess of par value. The Company has elected the method by which the excess between par value and the purchase price, including costs and fees, is recorded to additional paid in capital on the Company’s consolidated balance sheets. During the year ended December 31, 2024, the Company repurchased 2,830 Common Shares at a total cost of $32,467, including $62 in fees associated with this repurchase, and at an average price of $11.45 per Common Share (excluding the impact of fees). Of the total repurchase price, $28 was recorded to Common Shares and the difference, $32,439, was recorded to additional paid in capital on the Company’s consolidated balance sheet. No such amounts were recorded during the year ended December 31, 2023.

Revenue Recognition

Retail, Flex, and Single Tenant Net Lease Property Revenues

The Company recognizes minimum rents from its retail center properties, flex center properties and STNL properties on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the consolidated balance sheets. As of December 31, 2024 and 2023, the Company reported $1,114,365 and $1,109,782, respectively, in unbilled rent.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, on the consolidated statements of operations under the captions "Retail center property revenues”, “Flex center property revenues,” and “Single tenant net lease property revenues.”  (See Recent Accounting Pronouncements, below.) This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives payments for these reimbursements from substantially all its tenants on a monthly basis throughout the year.

The Company recognizes differences between previously estimated recoveries and the estimated final billed amounts in the year in which the amounts become final. During the years ended December 31, 2024 and 2023, the Company recognized $164,239 and $117,767, respectively, in retail center, flex center property and STNL property tenant reimbursement revenues resulting from differences between the estimated final billed amounts and previously estimated recoveries. The Company includes these tenant reimbursement revenues on the consolidated statements of operations under the captions "Retail center property revenues”, “Flex center property revenues”, and “Single tenant net lease property revenues.”

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, any unrecovered intangibles and other assets are written off as a loss on impairment. (See Impairment, above.). The Company did not receive any lease termination fees during the year ended December 31, 2024.  During the year ended December 31, 2023, the Company received a $10,966 termination fee from a tenant in the Company’s Salisbury Marketplace Property.  The Company recorded this lease termination fee as other income on the Company’s consolidated statements of operation for the year ended December 31, 2023.

Management Restructuring Expenses

On July 18, 2023, the Company and the Operating Partnership entered into a Termination Agreement with the Manager, William R. Elliott and Thomas E. Messier, which provided for the immediate termination of the Management Agreement and, among other things, aggregate payments of $1,602,717 in settlement of all amounts payable under the Management Agreement (consisting of a $1,250,000 termination fee and a $352,717 deferred acquisition fee which represented acquisition fees that had been earned during 2022, but deferred under a deferral agreement). For the year ended December 31, 2023, the Company recorded $2,066,521 in management restructuring expenses on its consolidated statement of operations in accordance with ASC 420-10-S99, which included the payment of the $1,250,000 termination fee, $544,077 in legal expenses and $10,437 in other expenses associated with the Board’s Special Committee’s (consisting of the Board’s independent directors) exploration of strategic alternatives, and $262,007 related to the guaranty substitution (see Note 5, Loans Payable). The payment of the deferred acquisition fee was recorded as a reduction in accounts payable and accrued liabilities on the Company’s consolidated balance sheet. No such expenses were recorded for the year ended December 31, 2024.

Rent and other receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of December 31, 2024 and 2023, the Company’s allowance for uncollectible rent totaled $0 and $13,413, respectively, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables.  Management determined that no additional general reserve is considered necessary as of December 31, 2024 and 2023, respectively.

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

The first noncontrolling interest is in the Hanover Square Property (which consisted of both the Hanover Square Shopping Center and the Hanover Square Outparcel prior to the Company’s acquisition of the noncontrolling owner’s 16% interest) in which the Company owned an 84% tenancy in common interest through its subsidiary and an outside party owned a 16% tenancy in common interest, prior to the Hanover Square Transactions. Prior to the Hanover Square Transactions, the Hanover Square Property’s net income was allocated to the noncontrolling ownership interest based on its 16% ownership. During the year ended December 31, 2024, 16% of the Hanover Square Property’s net income (including the gain on the disposal of the Hanover Square Shopping Center) of $2,837,047, or $453,928, was allocated to the noncontrolling ownership interest. During the year ended December 31, 2023, 16% of the Hanover Square Property’s net income of $48,209, or $7,714, was allocated to the noncontrolling ownership interest.

The second noncontrolling interest is in the Parkway Property in which the Company owns an 82% tenancy in common interest through its subsidiary and an outside party owns an 18% tenancy in common interest. The Parkway Property's net loss is allocated to the noncontrolling ownership interest based on its 18% ownership. During the year ended December 31, 2024, 18% of the Parkway Property's net loss of $17,965, or $3,234, was allocated to the noncontrolling ownership interest.  During the year ended December 31, 2023, 18% of the Parkway Property’s net loss of $47,129, or $8,482, was allocated to the noncontrolling ownership interest.

The third noncontrolling ownership interest consists of the common units of the Operating Partnership (the “OP Units”) that are not held by the REIT. In 2017, the members of a selling limited liability company invested $1,175,000 in the Operating Partnership in a 721 exchange, which allows the exchange of interests in real property for units in the operating partnership of a real estate investment trust, for 7,812 OP Units. Additionally, effective on January 1, 2020, 5,865 OP Units were issued in exchange for approximately 3.45% of the noncontrolling owner’s tenant in common interest in the Hampton Inn Property, a property that was previously owned by the Company. On August 31, 2020, a holder of OP Units converted 332 OP Units into shares of the Company’s common stock, $0.01 par value per share (“Common Shares”). On January 18, 2024, the Company issued 19,348 OP Units to Francis P. Kavanaugh, representing a portion of his 2024 compensation. On February 16, 2024, the Company redeemed for cash the 5,865 OP Units that were issued to the Hampton Inn Property noncontrolling owner. On March 27, 2024, the Company issued 208,695 OP Units at a value of $11.50 per unit as consideration for the purchase of the Citibank Property. On May 30, 2024, the Company redeemed 1,330 OP Units for cash. On October 11, 2024, the Company issued 160,000 OP Units in a private placement at a purchase price of $12.50 per unit for total consideration of $2,000,000.  The purchaser of the OP Units was Frank Kavanaugh, the Company’s President and Chief Executive Officer and Chairman of the Board, and a related party.

As of December 31, 2024 and 2023, there were 392,864 and 13,346 OP Units outstanding, respectively, not held by the REIT. As of December 31, 2024 and December 31, 2023, respectively, 4,820 and 13,346 of the OP Units not held by the REIT were convertible to Common Shares. Outstanding OP Units have been adjusted for the Reverse Stock Split (as defined below). (See Note 7, below).

The OP Units not held by the REIT represent 22.60% and 1.19% of the outstanding OP Units as of December 31, 2024 and December 31, 2023, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of OP Units not owned by the Company by the total number of OP Units outstanding. The noncontrolling interest ownership percentage will change as additional Common Shares are issued by the REIT, or additional Operating Partnerships Units are issued or as OP Units are exchanged for Common Shares. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net income (loss) is allocated to the noncontrolling OP Unit holders based on their ownership interest.

During the year ended December 31, 2024, a weighted average of 8.17% of the Operating Partnership’s net income of $3,258,195, or $266,107, was allocated to the noncontrolling unit holders.  During the year ended December 31, 2023, a weighted average of 1.19% of the Operating Partnership’s net loss of $109,823, or $1,307, was allocated to the noncontrolling OP Unit holders.

Reclassifications

Operating Segments

Effective January 1, 2024, the Company established STNL properties as a third operating segment. The Ashley Plaza Property consists of three separate parcels including a parcel with the main shopping center building, the East Coast Wings Parcel and the T-Mobile Parcel. Effective for the periods after January 1, 2024, the Company reports revenues from the East Coast Wings Parcel and the T-Mobile Parcel as single tenant net lease property revenues, and expenses associated with these two parcels as single tenant net lease property expenses. For the periods prior to January 1, 2024, the Company has reclassified the revenues and expenses associated with these two parcels that were previously recorded as retail center property revenues and retail center property expenses as single tenant net lease property revenues and single tenant net lease property expenses, respectively. Specifically, for the year ended December 31, 2023, the Company reclassified $226,260,  that was previously recorded as retail center property revenues to single tenant net lease property revenues, and $31,175 that was previously recorded as retail center property expenses to single tenant net lease expenses. These reclassifications had no impact on total revenues, total expenses or net income (loss).

Outstanding Shares

All per share amounts, Common Shares outstanding, OP Units outstanding, and stock-based compensation amounts for all periods presented reflect the Company’s one-for-eight reverse stock split (the “2023 Reverse Stock Split”), which was effective May 3, 2023 (see Completion of 1-for-8 Reverse Stock Split under Note 7, below) and the Company’s one-for-ten reverse stock split (the “2024 Reverse Stock Split”) and five-for-one forward stock split (the “Forward Stock Split”) which were both effective July 2, 2024 (see Completion of 1-for-10 Reverse Stock Split and 5-for-1 Forward Stock Split under Note 7, below.) The effect of the 2024 Reverse Stock Split and the Forward Stock Split are retroactively applied in the accompanying consolidated financial statements and these notes to the consolidated financial statements.

Recent Accounting Pronouncements

Since its initial public offering, the Company elected to be classified as an emerging growth company in its periodic reporting to the SEC, and accordingly followed the private company implementation dates for new accounting pronouncements.  Beginning with the year ended December 31, 2023, the Company is no longer classified as an emerging growth company but has retained its classification as a smaller reporting company and therefore follows implementation dates applicable to smaller reporting companies with respect to new accounting pronouncements.  In addition, the Company has elected to follow scaled disclosure requirements applicable to smaller reporting companies.

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

Effects of Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The London Interbank Offered Rate (LIBOR), which has been widely used as a reference interest rate in debt agreements and other contracts, was effectively discontinued for new contracts as of December 31, 2021, and its publication for existing contracts was discontinued as of June 30, 2023. Financial market regulators in certain jurisdictions throughout the world undertook reference rate reform initiatives to guide the transition and modification of debt agreements and other contracts that were based on LIBOR to the successor reference rate designated to replace it. ASU 2020-04 was issued to provide companies impacted by these changes with the opportunity to elect certain expedients and exceptions that were intended to ease the potential burden of accounting for or recognizing the effects of reference rate reform on financial reporting.  Under ASU 2020-04, companies were permitted to elect to use the expedients and exceptions provided therein for any reference rate contract modifications that occurred in reporting periods that encompassed the timeline from March 12, 2020 to December 31, 2022. The FASB subsequently issued ASU 2022-06, Reference Rate Reform (Topic 848):  Deferral of the Sunset of Topic 848, to extend that timeline from December 31, 2022 to December 31, 2024.  The Company’s Parkway Property is financed by a mortgage loan with a corresponding interest rate protection agreement which both used USD LIBOR as the reference interest rate (see Note 5, below).  The mortgage loan matures on November 1, 2031, and the interest rate protection agreement expires on December 1, 2026.  Effective July 1, 2023, the mortgage loan on the Parkway Property was modified to replace the USD LIBOR reference rate with Term SOFR and the interest rate protection agreement was modified to replace the USD LIBOR reference rate with SOFR (see Note 5, below).  The Company elected to apply the expedients and exceptions provided in ASU 2020-04 to these changes.  The Company elected to account for the incorporation of the corresponding SOFR rate as the replacement reference rate prospectively without requiring contract modification accounting or reassessment of the effectiveness of the interest rate protection transaction.  The reference rate changes and the application of the expedients in ASU 2020-04 did not have a material impact on the Company’s consolidated financial statements.

Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280):  Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which enhances reportable segment disclosures by requiring public entities to disclose significant segment expense categories and amounts that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. The update also requires disclosure regarding the CODM as well as additional qualitative disclosures about segment profitability measures and expands the interim segment disclosure requirements. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim period disclosures are required within fiscal years beginning after December 15, 2024. The Company adopted this update effective December 15, 2024. The Company has applied ASU 2023-07 retrospectively, recasting prior-period segment information to ensure comparability.  The adoption of ASU 2023-07 did not have a material impact on the Company’s disclosures.  Information about the Company’s operating segments is provided in Note 10.

Upcoming Accounting Pronouncements

General Disclosure Improvements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements:  Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.  ASU 2023-06 amends various subtopics of the FASB Accounting Standards Codification to incorporate into generally accepted accounting principles certain incremental presentation and disclosure requirements that were added to the SEC’s reporting regulations for public companies in 2018.  Several of these presentation and disclosure requirements are applicable to the Company, including disclosures related to mortgaged assets, unused lines of credit, the presentation of gains and losses from derivative instruments in the statement of cash flows, and the tax status of distributions to stockholders.  The amendments made to the specific subtopics of the Codification become effective only if and when the SEC removes the related presentation or disclosure requirement from its regulations by June 30, 2027.  As a public company, the Company is already subject to the relevant presentation and disclosure requirements under the existing SEC regulations, but management is still evaluating the impact on the Company’s consolidated financial statements.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses.  The objective of ASU 2024-03 is to help investors better understand a company’s performance and prospects for future cash flows, as well as compare its performance over time with that of other companies.  To meet that objective, the update requires companies to provide a tabular disclosure in the notes to the financial statements that disaggregates all relevant expense captions in continuing operations on the face of the income statement into specific expenses, gains, and losses that are outlined in the guidance.  The specific items include employee compensation, depreciation, intangible asset amortization, impairment losses, gains or losses on long-lived assets held for disposal or disposed of, gains and losses on derivative instruments and related hedged items, and various other expenses, gains and losses.  The tabular presentation must also include a total for “other items” that are not required to be otherwise itemized for each relevant expense caption.  A qualitative description of the “other items” category must also be provided.  ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted.  The Company is currently evaluating these disclosure requirements to determine their impact on its consolidated financial statements.

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

The redemption date of the Company’s mandatorily redeemable preferred stock was February 19, 2025 (the “Mandatory Redemption Date”). On November 25, 2024, the Company redeemed 140,000 shares of the mandatorily redeemable preferred stock (see Note 4, below). The Company used the $2,000,000 proceeds from the private placement of OP Units and $1,500,000 in cash on hand to fund this redemption.  On January 10, 2025, the Company redeemed the remaining 60,000 shares of the mandatorily redeemable preferred stock (the “Final Redemption”) (see Note 11, below). The Company used proceeds from the private placement of Common Shares to fund the Final Redemption.  After the Final Redemption, and as of the date these consolidated financial statements are available to be issued, no shares of the mandatorily redeemable preferred stock are outstanding.

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

3.      Investment Properties

Investment properties consist of the following:

	December 31,
	2024	2023
Land	$14,733,611	$13,720,502
Site improvements	2,668,442	3,797,755
Buildings and improvements (1)	59,526,896	58,183,070
Investment properties at cost (2)	76,928,949	75,701,327
Less accumulated depreciation	12,504,911	11,123,951
Investment properties, net	$64,424,038	$64,577,376

(1)	Includes tenant improvements (both those acquired as part of the acquisition of the properties and those constructed after the properties’ acquisition), capitalized leasing commissions and other capital costs incurred post-acquisition.
(2)	Excludes intangible assets and liabilities (see Note 2, above, for a discussion of the Company’s accounting treatment of intangible assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $3,299,199 and $3,683,815 for the years ended December 31, 2024 and 2023, respectively.

Capitalized tenant improvements

The Company carries three categories of capitalized tenant improvements on its consolidated balance sheets, all of which are recorded under investment properties, net, on the Company’s consolidated balance sheets. The first category is the allocation of acquisition costs to tenant improvements that is recorded on the Company’s consolidated balance sheets as of the date of the Company’s acquisition of the investment property. The second category is tenant improvement costs incurred and paid by the Company subsequent to the acquisition of the investment property. The third category is tenant improvement costs incurred and paid by the Company subsequent to the acquisition of the investment property that are considered to be lease incentives under ASC 842. All three categories are recorded as a component of investment properties on the Company’s consolidated balance sheets.

Depreciation expense on the allocation of acquisition costs to tenant improvements and tenant improvement costs incurred and paid by the Company subsequent to the acquisition of the investment property are depreciated on a straight-line basis as a component of depreciation expense on the Company’s consolidated statement of operations. Capitalized lease incentives are amortized as a reduction of rental income on a straight-line basis over the term of the respective lease.

Details of these deferred costs, net of depreciation are as follows:

	December 31,
	2024	2023
Capitalized tenant improvements – acquisition cost allocation, net	$1,972,830	$2,504,953
Capitalized tenant improvements incurred subsequent to acquisition, net	969,020	898,873
Capitalized tenant improvements considered to be lease incentives	26,681	—

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $483,152 and $651,935 for the years ended December 31, 2024 and 2023, respectively.  During the year ended December 31, 2024, the Company recorded $47,211, in tenant improvements arising from the acquisition of the Citibank Property. No such additions were recorded during the year ended December 31, 2023. During the year ended December 31, 2024, the Company wrote off capitalized tenant improvements arising from the acquisition cost allocation of $96,182 associated with the tenant which defaulted on its lease.  During the year ended December 31, 2023, the Company wrote off capitalized tenant improvements arising from the acquisition cost allocation of $21,646 associated with two of the tenants which defaulted on their leases.

During the years ended December 31, 2024 and 2023, the Company recorded $344,313 and $828,676, respectively, in capitalized tenant improvements.  Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $274,166 and $184,161 for the years ended December 31, 2024 and 2023, respectively.

Adjustments to rental revenue related to the amortization of tenant inducements during the year ended December 31, 2024 were $2,964. No such adjustments to rental revenue related to the amortization of tenant inducements were recorded during the year ended December 31, 2023. During the year ended December 31, 2024, the Company recorded $29,645 in capitalized lease incentives. No such capitalized lease incentives were recorded during the year ended December 31, 2023.

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

The Company generally records depreciation of capitalized leasing commissions incurred and paid by the Company subsequent to the acquisition of an investment property on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	December 31,
	2024	2023
Capitalized leasing commissions, net	$876,908	$759,677

During the years ended December 31, 2024 and 2023, the Company recorded $316,878 and $432,613, respectively, in capitalized leasing commissions. Depreciation on capitalized leasing commissions was $199,465 and $152,661 for the years ended December 31, 2024 and 2023, respectively. Additionally, the Company wrote off capitalized leasing commissions of $182 and $8,078 associated with early terminated leases (see Note 2) during the years ended December 31, 2024 and 2023, respectively.

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

As of December 31, 2024 and 2023, assets held for sale and liabilities associated with assets held for sale consisted of the following:

	December 31,
	2024	2023
Investment properties, net	$—	$9,707,154
Total assets held for sale	$—	$9,707,154

	December 31,
	2024	2023
Mortgages payable, net	$—	$9,588,888
Total liabilities associated with assets held for sale	$—	$9,588,888

Sale of investment property

On March 13, 2024, the Company sold the Hanover Square Shopping Center Property to an unrelated third party for a sale price of $13.0 million, less credits for repairs of $85,000, resulting in a gain on disposal of investment properties of $2,819,502 reported on the Company’s consolidated statement of operations for the year ended December 31, 2024. The Company did not report any gain or loss on the disposal of investment properties for the year ended December 31, 2023.

The Company reports properties that either were previously disposed of or are currently held for sale in continuing operations in the Company’s consolidated statements of operations if the disposition, or anticipated disposition, of the assets does not represent a shift in the Company’s investment strategy. The Company’s sale of the Hanover Square Shopping Center Property does not constitute a change in the Company’s investment strategy, which continues to include retail center properties as a targeted asset class.

Operating results of the Hanover Square Shopping Center Property which are included in continuing operations, are as follows:

	For the year ended December 31,
	2024	2023
Revenue
Retail center property revenues	$307,325	$1,354,804
Total Revenue	307,325	1,354,804

Operating Expenses
Retail center property operating expenses	92,559	318,850
Bad debt expense	16,136	—
Depreciation and amortization	—	280,141
Total Operating Expenses	108,695	598,991
Gain on disposal of investment properties	2,819,502	—
Loss on extinguishment of debt	(51,837)	—
Operating Income	2,966,295	755,813
Interest expense	129,248	707,604
Net Income	2,837,047	48,209
Less: Net income attributable to Hanover Square Property noncontrolling interests	453,928	7,714
Less: Net income attributable to Operating Partnership noncontrolling interests	190,650	482
Net Income Attributable to Medalist Common Stockholders	2,192,469	40,013

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

Citibank Property

On March 28, 2024, the Company completed its acquisition of the Citibank Property, a 4,350 square foot single tenant building on 0.45 acres located in Chicago, Illinois, through a wholly-owned subsidiary, from RMP 3535 N. Central Ave., LLC. The sole manager and member of RMP 3535 N. Central Ave., LLC is CWS BET Seattle, LP, a Delaware limited partnership, a company controlled and owned by Frank Kavanaugh, the Company’s President and Chief Executive Officer and the Chairman of the Board. The Citibank Property, built in 1954 and subsequently renovated, was 100% leased to Citibank, NA. The purchase price for the Citibank Property was $2,400,000 paid through the issuance of 208,695 OP Units at a price of $11.50 per OP Unit. The purchase price was determined by an independent, third-party appraisal obtained by the Company.  Pursuant to the Related Person Transaction Policy, the Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.  The Company’s total investment was $2,444,454. The Company incurred $44,454 of closing costs which were capitalized and added to the tangible assets acquired.

	NCI Interest in
	Hanover Square	Citibank
	Outparcel (a)	Property		Total
Fair value of assets acquired:
Investment property	$100,891	$2,298,373	(a)	$2,399,264
Lease intangibles	—	245,837	(b)	245,837
Below market leases	—	(99,756)	(b)	(99,756)
Fair value of net assets acquired	$100,891	$2,444,454	(c)	$2,545,345

Purchase consideration:
Consideration paid with cash	$100,891	$44,454	(d)	$145,345
Consideration paid with OP Units	—	2,400,000	(e)	2,400,000
Total consideration	$100,891	$2,444,454	(f)	$2,545,345

NCI Interest in Hanover Square Outparcel

a.	Represents the total acquisition cost of the land acquired. Closing costs were allocated and added to the fair value of the tangible assets acquired.

Citibank Property

a.	Represents the fair value of the investment property acquired which includes land, buildings, site improvements and tenant improvements. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing costs were allocated and added to the fair value of the tangible assets acquired.
b.	Represents the fair value of lease intangibles. Lease intangibles include leasing commissions, leases in place, below market leases and legal and marketing costs associated with replacing existing leases.
c.	Represents the total fair value of assets and liabilities acquired at closing.
d.	Represents cash paid for closing costs paid at closing or directly by the Company outside of closing.
e.	Represents issuance of 208,695 OP Units at $11.50 per Operating Partnership Unit. See Note 7, below.

f.	Represents the consideration paid for the fair value of the assets and liabilities acquired.

4.       Mandatorily Redeemable Preferred Stock

On February 19, 2020, the Company issued and sold 200,000 shares of 8.0% Series A cumulative redeemable preferred stock at $23.00 per share, resulting in gross proceeds of $4,600,000.  Net proceeds from the issuance were $3,860,882, which includes the impact of the underwriters’ discounts, selling commissions and legal, accounting and other professional fees, and is presented on the Company’s consolidated balance sheets as mandatorily redeemable preferred stock.

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

Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $246,966 and $243,054 was included in interest expense for the years ended December 31, 2024 and 2023, respectively, in the accompanying consolidated statements of operations. Accumulated amortization of the discount and deferred financing costs was $1,127,339 and $832,693 as of December 31, 2024 and 2023, respectively.

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

If outstanding on February 19, 2025, the fifth anniversary of the date of issuance, the mandatorily redeemable preferred stock must be redeemed by the Company out of funds legally available therefor. On November 25, 2024, the Company completed a partial redemption of 140,000 shares of its mandatorily redeemable preferred stock.  The redemption price was $25.00 per share, plus $0.05 per share of accrued dividends.  The Company used proceeds from the private placement of OP Units and cash on hand to fund the $3,500,000 for the partial redemption and $27,160 for the accrued dividends.  As a result of the redemption, the Company recorded a loss on redemption of mandatorily redeemable preferred stock of $47,680 which represented the unamortized discount and deferred financing costs associated with the redeemed mandatorily redeemable preferred shares.

On December 10, 2024, the Company gave notice of its intention to redeem the remaining 60,000 outstanding shares of mandatorily redeemable preferred stock.  On January 10, 2025, the Company completed the final redemption of the remaining 60,000 shares of its mandatorily redeemable preferred stock.  The redemption price was $25.00 per share, plus $0.44 per share of accrued dividends.  The Company used proceeds from the private placement of Common Shares to fund the $1,526,500 for the final redemption and accrued dividends.

For all periods during which the mandatorily redeemable preferred stock has been outstanding, the Company has paid a cash dividend on the stock equal to 8% per annum, paid quarterly.

As of December 31, 2024 and 2023, the Company recorded $21,334 and $70,004, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock. This amount is reported in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

5.      Loans Payable

Mortgages Payable

The Company’s mortgages payables, net consists of the following:

	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2024	2023
Franklin Square (a)	Interest only	3.808%	December 2031	$13,250,000	$13,250,000
Ashley Plaza (b)	$52,795	3.75%	September 2029	10,460,350	10,708,557
Brookfield Center (c)	$22,876	3.90%	November 2029	4,476,429	4,571,410
Parkway Center (d)	$28,161	Variable	November 2031	4,814,563	4,870,403
Wells Fargo Mortgage Facility (e)	$103,438	4.50%	June 2027	17,509,420	17,939,276
Unamortized issuance costs, net				(509,700)	(566,873)
Total mortgages payable, net				$50,001,062	$50,772,773
(a)	The mortgage loan for the Franklin Square Property in the principal amount of $13,250,000 has a ten-year term and a maturity date of December 6, 2031. The mortgage loan bears interest at a fixed rate of 3.808% and is interest only until January 6, 2025, at which time the monthly payment will become $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage loan includes covenants for the Company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and for the Company to maintain liquid assets of no less than $1,000,000. As of December 31, 2024 and 2023, the Company believes that it is compliant with these covenants. The Company has guaranteed the payment and performance of the obligations of the mortgage loan.
(b)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. Effective on December 26, 2023, the Company assumed certain guaranty obligations under the Ashley Plaza mortgage loan related to the Guaranty Substitution (see below). These obligations include covenants for the Company to maintain a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property, and for the Company to maintain liquid assets of no less than $1,140,000. As of December 31, 2024 and 2023, the Company believes that it is compliant with these covenants.
(c)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90% and was interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. Effective on December 26, 2023, the Company assumed certain guaranty obligations under the Brookfield Property mortgage loan related to the Guaranty Substitution (see below). These obligations include covenants for the Company to maintain a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Property, and for the Company to maintain liquid assets of no less than $485,000. As of December 31, 2024 and 2023, the Company believes that it is compliant with these covenants.
(d)	The interest rate for the mortgage loan for the Parkway Property was originally based on ICE LIBOR plus 225 basis points, with a minimum rate of 2.25%. After the discontinuation of LIBOR on June 30, 2023, the ICE LIBOR index was replaced by Term SOFR, with an adjusted margin of 236.44 basis points. Under the terms of the mortgage, the interest rate payable each month shall not change by greater than 1% during any six-month period and 2% during any 12-month period. As of December 31, 2024 and 2023 the rate in effect for the Parkway Property mortgage was 6.92% and 7.05%, respectively. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule. The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis. As of December 31, 2024 and 2023, the Company believes that it is compliant with this covenant.
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

Amendment to the Wells Fargo Mortgage Facility that added, as cross collateral, the Citibank Property. The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule, is $103,438. The Company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a combined minimum debt yield of 9.5% on the Salisbury Marketplace Property, the Lancer Center Property, the Greenbrier Business Center Property, and the Citibank Property, and the maintenance of liquid assets of not less than $1,500,000. As of December 31, 2024 and 2023, the Company believes that it is compliant with these covenants.

Guaranty Substitution

Pursuant to the terms of the Termination Agreement, during December 2023 the Company entered into consent agreements with lenders for the Ashley Plaza Property, Brookfield Property, Franklin Square Property and Parkway Property mortgages under which the Company replaced certain guaranty obligations of Messrs. Messier and Elliott.  Under these agreements, the Company assumed guaranties related to environmental waste and acts of fraud, among others, and consented to certain covenants (discussed above) to maintain minimum net worth and liquidity levels.  For the Franklin Square Property mortgage loan, the termination of the Management Agreement was considered an event of default.  Under the consent agreement for the Franklin Square Property mortgage loan, the lender agreed to waive the event of default in exchange for the payment of a $132,500 consent fee, and the Company’s agreement to fully guaranty the Franklin Square Property mortgage loan.  The $132,500 consent fee was recorded as part of the management restructuring fee on the consolidated statement of operations for the year ended December 31, 2023.  No such expenses were recorded for the year ended December 31, 2024.

Mortgages payable, net, associated with assets held for sale

The Company’s mortgages payables, net, associated with assets held for sale, consists of the following:

	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2024	2023
Hanover Square (a)	$78,098	6.94%	December 2027	$—	$9,640,725
Unamortized issuance costs, net				—	(51,837)
Total mortgages payable, net, associated with assets held for sale				$—	$9,588,888

(a)	The mortgage loan for the Hanover Square Shopping Center Property bore interest at a fixed rate of 4.25% until January 1, 2023, when the interest rate adjusted to a fixed rate of 6.94%, which was determined by adding 3.00% to the daily average yield on United States Treasury securities adjusted to a constant maturity of five years, as made available by the Federal Reserve Board, with a minimum of 4.25%. As a result of the interest rate change, as of February 1, 2023, the fixed monthly payment of $56,882 increased to $78,098 which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule. On March 13, 2024, the Company sold the Hanover Square Shopping Center Property and repaid the mortgage loan for the Hanover Square Shopping Center Property.

Loss on Extinguishment of Debt – Hanover Square Property Mortgage Payable

On March 13, 2024, the Company sold the Hanover Square Shopping Center Property and repaid the mortgage loan for the Hanover Square Property. The Company accounted for the repayment of the mortgage payable under debt extinguishment accounting in accordance with ASC 470. During the year ended December 31, 2024, the Company recorded a loss on extinguishment of debt of $51,837 consisting of unamortized loan issuance costs. No such loss was recorded during the year ended December 31, 2023.

Interest rate protection transaction

On October 28, 2021, the Company entered into an interest rate protection transaction to limit its exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property (the “Interest Rate Protection Transaction”).  Under this agreement, the Company’s interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%. Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR.  As of December 31, 2024 and 2023, SOFR was 4.33% and 5.35%, respectively.  In accordance with the guidance on derivatives and hedging, the Company records all derivatives on the balance sheet at fair value under other assets. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of the Interest Rate Protection Transaction is valued by an independent, third-party consultant which uses observable inputs such as yield curves, volatilities and other current market data, all of which are considered Level 2 inputs. As of December 31, 2024 and 2023, the fair value of the Interest Rate Protection Transaction was $117,390 and $173,715, respectively, and is recorded under other assets on the Company’s consolidated balance sheets. The Company reports changes in the fair value of the derivative in other income on its consolidated statements of operations.

For the period from September 1, 2022 through June 30, 2023, LIBOR, and for the period from July 1, 2023 through December 31, 2024, SOFR, exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced the Company’s net interest expense. Payments to the Company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023.

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

On October 2, 2024, the Company, through its wholly-owned subsidiaries, entered into an amended and restated Revolving Line of Credit Note with Wells Fargo Bank, National Association that increased the line of credit from $1,500,000 to $4,000,000 (the “Expanded Wells Fargo Line of Credit”). Outstanding balances on the Expanded Wells Fargo Line of Credit will bear interest at a floating rate of 3.10% above Daily Simply SOFR, which, with respect to any day (a “SOFR Rate Day”) means a rate per annum equal to SOFR for the day that is two U.S. Government Securities Business Days prior to (i) if such SOFR Rate Day is a U.S. Government Securities Business Day, such SOFR Rate Day or (ii) if such SOFR Rate Day is not a U.S. Government Securities Business Day, the U.S. Government Securities Business Day immediately preceding such SOFR Rate Day, subject to certain exceptions. A U.S. Government Securities Business Day is any day except for Saturday, Sunday or a day on which the Securities Industry and Financial Markets Association, or any successor thereto, recommends that the fixed income departments of its members be closed for the entire day for purposes of trading in United States government securities. As of December 31, 2024 and December 31, 2023, SOFR was 4.33% and 5.35%, respectively.

The Expanded Wells Fargo Line of Credit is secured by the Lancer Center Property, the Greenbrier Business Center Property, the Salisbury Marketplace Property and the Citibank Property, is unconditionally guaranteed by the Company, and any outstanding balances will be due on the September 30, 2026 maturity date. The terms of the Expanded Wells Fargo Line of Credit prohibited the Company from using proceeds to directly or indirectly fund the redemption of the Company’s mandatorily redeemable preferred stock.

As of December 31, 2024 the Expanded Wells Fargo Line of Credit had an outstanding balance of $0 and as of December 31, 2023 the Original Wells Fargo Line of Credit had an outstanding balance of $1,000,000, which was repaid during the year ended December 31, 2024.

Interest expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the year ended December 31, 2024
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$512,969	$28,372	$—	$—	$541,341
Hanover Square	129,248	—	—	—	129,248
Ashley Plaza	403,550	17,430	—	—	420,980
Brookfield Center	179,530	11,350	—	—	190,880
Parkway Center	351,240	11,027	(116,329)	—	245,938
Wells Fargo Mortgage Facility	811,396	32,300	—	—	843,696
Wells Fargo Line of Credit	—	—	—	17,700	17,700
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	246,966	—	378,490	625,456
Other interest	—	—	—	4,560	4,560
Total interest expense	$2,387,933	$347,445	$(116,329)	$400,750	$3,019,799

	For the year ended December 31, 2023
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$511,568	$28,372	$—	$—	$539,940
Hanover Square	695,788	11,816	—	—	707,604
Ashley Plaza	411,012	17,430	—	—	428,442
Brookfield Center	182,714	11,351	—	—	194,065
Parkway Center	233,479	11,026	(106,117)	—	138,388
Wells Fargo Mortgage Facility	828,547	26,887	—	33,973	889,407
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	243,054	—	400,000	643,054
Total interest expense	$2,863,108	$349,936	$(106,117)	$433,973	$3,540,900

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of December 31, 2024			As of December 31, 2023
			Accumulated			Accumulated
			amortization of			amortization
	Accrued		capitalized	Accrued		of capitalized
	interest		issuance costs	interest		issuance costs
Franklin Square	$43,448		$87,480	$43,448		$59,108
Hanover Square	—		—	55,755		71,696
Ashley Plaza	—		92,969	34,580		75,539
Brookfield Center	—		59,594	—		48,244
Parkway Center	27,753		34,917	28,614		23,890
Wells Fargo Mortgage Facility	—		72,631	—		40,331
Amortization and accrued preferred stock dividends on mandatorily redeemable preferred stock	21,334	(1)	1,127,339	70,004	(1)	832,693
Total	$92,535		$1,474,930	$232,401		$1,151,501
(1)	Recorded as accrued interest under accounts payable and accrued liabilities on the Company’s consolidated balance sheets as of December 31, 2024 and 2023, respectively.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of December 31, 2024 are as follows:

Mortgages Payable
2025	$1,088,084
2026	1,136,018
2027	17,276,060
2028	716,832
2029	13,854,755
Thereafter	16,439,013
Total principal payments and debt maturities	50,510,762
Less unamortized issuance costs	(509,700)
Net principal payments and debt maturities	$50,001,062

6.      Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of December 31, 2024 are as follows:

2025	$7,289,072
2026	5,584,338
2027	4,620,727
2028	3,851,830
2029	2,800,262
Thereafter	6,211,875
Total minimum rents	$30,358,104

7.      Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 Common Shares, and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 77.40% and 98.81% interest in the Operating Partnership as of December 31, 2024 and 2023, respectively. Limited partners in the Operating Partnership who have held their OP Units for one year or longer have the right to redeem their common OP Units for cash or, at the REIT’s option, Common Shares at a ratio of OP Unit for one common share. Under the Agreement of Limited Partnership, distributions to OP Unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per OP Unit as dividends per share are paid to the REIT’s holders of Common Shares.

Private Placement of Common Shares

On December 13, 2024, the Company entered into a series of subscription agreements with certain investors, including the Company’s Chief Financial Officer and two directors, for the issuance and sale of 230,000 Common Shares in a private placement (the “Private Placement”), at a purchase price of $12.50 per share. The Private Placement was exempt from the registration requirements of the Securities Act, pursuant to the exemption for transactions by an issuer not involving any public offering under Rule 506(b) under Regulation D of the Securities Act. The Common Shares were offered without any general solicitation by the Company or its representatives. The Common Shares issued and sold in the Private Placement are not registered under the Securities Act or any state securities laws and may not be offered or sold in the United States absent registration with the Securities and Exchange Commission or an applicable exemption from the registration requirements.

Completion of 1-for-8 Reverse Stock Split

On May 3, 2023, the Company completed a reverse stock split of its Common Shares, and a corresponding adjustment to the outstanding common OP Units of the Operating Partnership, at a ratio of 1-for-8 (the “2023 Reverse Stock Split”). The 2023 Reverse Stock Split automatically converted every eight Common Shares outstanding at that time into one Common Share.

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

For stockholders of record, no fractional shares were issued in connection with the 2024 Reverse Stock Split. Instead, each stockholder that otherwise would have received fractional shares received, in lieu of such fractional shares, cash in an amount equal to the applicable fraction multiplied by the closing price of the Common Shares on Nasdaq on July 2, 2024 (as adjusted for the 2024 Reverse Stock Split). For beneficial stockholders, fractional shares resulting from the 2024 Reverse Stock Split were retained and applied to the Forward Stock Split. Any fractional shares remaining after the Forward Stock Split were retired for cash in an amount equal to the applicable fraction multiplied by the closing price of the Common Shares on Nasdaq on July 2, 2024 (as adjusted for the 2024 Reverse Stock Split). The redemption of 225 fractional shares further reduced the number of Common Shares outstanding to 1,118,090 shares immediately following the effectiveness of the 2024 Reverse Stock Split and the Forward Stock Split.

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

Charter Amendments

In connection with the Stock Splits, on June 20, 2024, the Company filed three Articles of Amendment to its charter with the State Department of Assessments and Taxation of Maryland that provided for:

(i)	a 1-for-10 Reverse Stock Split of the Common Stock, effective at 5:00 p.m. Eastern Time on July 2, 2024;

(ii)	a 5-for-1 Forward Stock Split of the Common Stock, effective at 5:01 p.m. Eastern Time on July 2, 2024; and

(iii)	the par value of the Common Stock to be decreased from $0.02 per share to $0.01 per share effective at 5:02 p.m. Eastern Time on July 2, 2024 (as a result of the Reverse Stock Split the par value of the Common Stock increased from $0.01 to $0.10 and as a result of the Forward Stock Split the par value of the Common Stock decreased from $0.10 to $0.02).

The foregoing descriptions of the Articles of Amendment do not purport to be complete and are qualified in their entirety by reference to each amendment, copies of which are filed as Exhibit 3.6, Exhibit 3.7 and Exhibit 3.8, respectively, to this Annual Report on Form 10-K for the year ended December 31, 2024.

Common Stock Repurchase Plan

In December 2021, the Board approved a program to purchase up to 31,250 Common Shares in the open market, up to a maximum price of $76.80 per share. Under this authorization, the Company purchased 16,755 Common Shares at an average price of $16.61 per share in January 2022. In October 2023, the Board approved the purchase of an additional 100,000 shares. The repurchase program does not obligate the Company to acquire any particular amount of Common Shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. In March 2024, the Board authorized and adopted a 10b5-1 and Rule 10b-18 Stock Repurchase Agreement (the “10b5-1 Plan”) which, as amended, authorized the purchase of up to 35,265 shares at or below a price of $12.00 per share. The authorization under the 10b5-1 Plan expires on May 15, 2025 if not otherwise terminated or amended. The Company amended the 10b5-1 Plan on November 18, 2024 to revise the maximum price to $12.30 per share.  Under the 10b5-1 Plan, during the year ended December 31, 2024 the Company purchased 2,830 shares of common stock, $0.01 par value per share (“Common Shares”) at a total cost of $32,467 and at an average price of $11.45 per Common Share. All repurchased Common Shares were retired in accordance with Maryland law. The Company did not purchase any shares of Common Stock during the year ended December 31, 2023.

Purchase (Trade) Date	Shares Purchased	Price Per Share	Total Cost (1)
August 6, 2024	2,830	$11.45	$32,467
Total	2,830	$11.45	$32,467
(1)	Total cost before transaction fees.

Common Shares and Operating Partnership Units Outstanding

As of December 31, 2024 and 2023, respectively, there were 1,738,124 and 1,122,751 OP Units outstanding, respectively, with the REIT owning 1,345,260 and 1,109,405 of these OP Units, respectively. The remaining 392,864 and 13,346, respectively, OP Units are held by noncontrolling, limited partners.  As of December 31, 2024 and 2023, respectively, there were 1,345,260 and 1,109,405 Common Shares of the REIT outstanding, respectively. As of December 31, 2024 and 2023 there were 4,820 and 13,346, respectively, OP Units held by noncontrolling, limited partners that were eligible for conversion to Common Shares.

2018 Equity Incentive Plan

The Company’s 2018 Equity Incentive Plan (the “Equity Incentive Plan”) was adopted by the Board on July 27, 2018 and approved by the Company’s stockholders on August 23, 2018. The Equity Incentive Plan permits the grant of stock options, stock appreciation rights, stock awards, performance units, incentive awards and other equity-based awards (including LTIP units of the Company’s Operating Partnership) to its employees or an affiliate (as defined in the Equity Incentive Plan) of the Company and for up to the greater of (i) 15,000 Common Shares and (ii) eight percent (8%) of the number of fully diluted shares of the Company’s Common Shares (taking into account interests in the Operating Partnership that may become convertible into Common Shares).

On January 18, 2024, the Compensation Committee approved a grant of 7,637 Common Shares to the Company’s five independent directors, a grant of 1,273 Common Shares to a consultant of the Company and a grant of 19,348 OP Units to the Company’s President and CEO, under the Equity Incentive Plan, in lieu of a portion of his annual cash compensation. The effective date of the grants was January 18, 2024. The Common Shares granted vested immediately and are unrestricted. The OP Units granted vested immediately but are not convertible to Common Shares until January 18, 2025. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares and OP Units vested immediately, the fair value of the grants, or $277,500, was recorded to share based compensation expense on the Company’s consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

On each January 1 during the term of the Equity Incentive Plan, the maximum number of Common Shares that may be issued under the Equity Incentive Plan will increase by eight percent (8%) of any additional Common Shares or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of Common Shares, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of any adjustment subsequent to January 1, 2020. During the year ended December 31, 2023, no shares were issued under the Equity Incentive Plan so no adjustment was made as of January 1, 2024, and the shares available for issuance under the Equity Incentive Plan remained at 30,706 shares. As of December 31, 2024, there are 2,447 shares available for issuance under the Equity Incentive Plan.

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common stockholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of the years ended December 31, 2024 and 2023, respectively, 4,820 and 13,346, respectively, OP Units held by noncontrolling, limited partners were eligible to be converted, on a one-to-one basis, into Common Shares. The OP Units and the equivalent Common Shares attributable to the convertible debentures have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's income (loss) per common share is determined as follows:

	Year ended December 31,
	2024	2023

Basic and diluted shares outstanding
Weighted average Common Shares – basic	1,127,768	1,109,574
Effect of conversion of Operating Partnership Units	4,820	13,346
Weighted average Common Shares – diluted	1,132,588	1,122,920

Calculation of loss per share – basic and diluted
Net loss attributable to common stockholders		$(4,571,279)
Weighted average Common Shares – basic and diluted		1,109,574
Loss per share – basic and diluted		$(4.12)

Calculation of earnings per share – basic
Net income attributable to common stockholders	$27,524
Weighted average Common Shares – basic	1,127,768
Earnings per share – basic	$0.024

Calculation of earnings per share – diluted
Net income attributable to common stockholders	$27,524
Weighted average Common Shares – diluted	1,132,588
Earnings per share – diluted	$0.024

Dividends and Distributions

During the year ended December 31, 2024, dividends in the amount of $0.02 per share were paid on February 6, 2024 to stockholders of record on February 2, 2024, dividends in the amount of $0.04 per share were paid on April 25, 2024 to stockholders of record on April 22, 2024, dividends in the amount of $0.05 per share were paid on July 26, 2024 to stockholders of record on July 23, 2024, and dividends in the amount of $0.06 per share were paid on October 25, 2024 to stockholders of record on October 22, 2024.

During the year ended December 31, 2023, dividends in the amount of $0.16 per share were paid on January 27, 2023, to stockholders of record on January 24, 2023 and dividends in the amount of $0.16 per share were paid on April 28, 2023 to stockholders of record on April 24, 2023.

Total dividends paid to holders of Common Shares and distributions to noncontrolling interests paid during the years ended December 31, 2024 and 2023, respectively, are as follows:

	Year ended December 31,
	2024	2023
Common stockholders (dividends)	$189,894	$354,394
Hanover Square Property noncontrolling interest (distributions)	516,596	16,000
Parkway Property noncontrolling interest (distributions)	35,100	9,000
Operating Partnership Unit holders (distributions)	45,437	4,271
Total dividends and distributions	$787,027	$383,665

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in South Carolina, North Carolina and Virginia, which represented approximately 99% of the total annualized base revenues of the properties in its portfolio as of December 31, 2024. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Interest Rate Risk

As of December 31, 2024, the interest rate environment remains elevated, significantly impacting the Company’s operations. The Federal Reserve has maintained a higher federal funds rate as part of its ongoing strategy to combat inflation. This situation has several implications for the Company, which is sensitive to a higher interest rate environment due to the Company’s reliance on debt financing. Higher interest rates increase the cost of borrowing for the Company, raising the expense associated with financing property acquisitions and developments. This could limit the ability to pursue new investments or expansions, potentially slowing growth. Additionally, refinancing existing debt in a high-rate environment could lead to increased costs. Elevated interest rates typically lead to higher capitalization rates, which can reduce property valuations. A decline in asset values may impact the net asset value (NAV) calculations, affecting investors’ perceptions and overall market confidence in the Company. The ongoing interest rate volatility may affect investor sentiment towards the Company, potentially leading to capital outflows as investors seek alternative investment opportunities with better risk-adjusted returns.

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

As of December 31, 2024 and 2023, all of the Company’s long-term debt either bore interest at fixed rates or was capped to a fixed rate. The Company’s debt obligations are more fully described in Note 5, Loans Payable, above.

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

9.      Related Party Transactions

Citibank Property Acquisition

On March 28, 2024, the Company acquired the Citibank Property (see Note 3, above) from RMP 3535 N. Central Ave., LLC. The sole manager and member of RMP 3535 N. Central Ave., LLC is CWS BET Seattle, LP, a Delaware limited partnership, a company controlled and owned by Frank Kavanaugh, the Company’s President and Chief Executive Officer and Chairman of the Board. Pursuant to the Company’s Related Person Transaction Policy, the terms of the acquisition were determined to be those that would normally be agreed upon in an arms-length transaction.

Private Placement of Operating Partnership Units

On October 11, 2024, the Company issued 160,000 OP Units in a private placement at a purchase price of $12.50 per unit for total consideration of $2,000,000.  The purchaser of the OP Units was Frank Kavanaugh, the Company’s President and Chief Executive Officer and Chairman of the Board, and a related party.  Pursuant to the Related Person Transaction Policy, the Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.

Private Placement of Common Shares

On December 13, 2024, the Company completed the Private Placement of 230,000 Common Shares (see note 7, above).  Kory Kramer, an independent member of the Board, purchased 100,000 shares at a purchase price of $12.50 per share, for a total investment of $1,250,000.  Marc Carlson,  an independent member of the Board, purchased 100,000 shares at a purchase price of $12.50 per share, for a total investment of $1,250,000.  Brent Winn, the Company’s Chief Financial Officer,  purchased 6,000 shares at a purchase price of $12.50 per share, for a total investment of $75,000.  Pursuant to the Related Person Transaction Policy, the Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.

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

Prior to the termination of the Management Agreement, the Company paid the Manager a monthly asset management fee equal to 0.125% of stockholders’ equity, payable in arrears in cash. For purposes of calculating the asset management fee, the Company’s stockholders’ equity means: (a) the sum of (1) the net proceeds from (or equity value assigned to) all issuances of the Company’s equity and equity equivalent securities (including common stock, common stock equivalents, preferred stock and OP Units issued by the Company’s operating partnership) since inception (allocated on a pro rata daily basis for such issuances during the fiscal quarter of any such issuance), plus (2) the Company’s retained earnings at the end of the most recently completed calendar quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods), less (b) any amount that the Company has paid to repurchase its common stock issued in this or any subsequent offering. Stockholders’ equity also excludes (1) any unrealized gains and losses and other non-cash items (including depreciation and amortization) that have impacted stockholders’ equity as reported in the Company’s consolidated financial statements prepared in accordance with GAAP, and (2) one-time events pursuant to changes in GAAP, and certain non-cash items not otherwise described above, in each case after discussions between the Company’s Manager and its independent director(s) and approval by a majority of its independent directors. For the years ended December 31, 2024 and 2023, the Company incurred $0 and  $485,897, in asset management fees, respectively.  Asset management fees are recorded on the Company’s consolidated statements of operations as (i) retail center property operating expenses ($0 and $196,658 for the years ended December 31, 2024 and 2023, respectively) , (ii) flex center property operating expenses ($0 and $64,575 for the years ended December 31, 2024 and 2023, respectively) and (iii) legal, accounting and other professional fees ($0 and $224,664 for the years ended December 31, 2024 and 2023, respectively).

Prior to the termination of the Management Agreement, the Manager also received an acquisition fee of 2.0% of the purchase price plus transaction costs, for each property acquired or investment made on the Company’s behalf at the closing of the acquisition of such property or investment, in consideration for the Manager’s assistance in effectuating such acquisition. Acquisition fees are allocated and added to the fair value of the tangible assets acquired and recorded as part of investment properties, net, on the Company’s consolidated balance sheets.  No such acquisition fees were paid during the years ended December 31, 2024 and 2023.

Pursuant to a Letter Agreement, dated March 19, 2021, by and among the Company, the Operating Partnership and the Manager (the “2021 Manager Letter Agreement”), which amended the Management Agreement, the Manager agreed to defer payment of one-half of any acquisition fee payable to the Manager from that date until the earlier of: (i) the date that the public trading price of the Company’s Common Shares, as reported on the Nasdaq Capital Market, reached a closing trading price of at least $80.00 per share (as adjusted to reflect the Company’s May 3, 2023 1-for-8 reverse stock split and the Company’s 2024 Stock Splits); (ii) the effective date of the termination of the Management Agreement as the result of an election by the Company to terminate the Management Agreement (other than on account of any of the events specified in clauses (i) through (vi) of Section 11(a) of the Management Agreement); and (iii) a Change in Control (the “Deferral Agreement”).

On March 10, 2023, the Company announced that the Board established a special committee consisting of independent members of the Company’s Board (the “Special Committee”) to explore potential strategic alternatives focusing on maximizing stockholder value.  In light of the exploration of potential strategic alternatives by the Special Committee, the Company entered into a Letter Agreement, dated as of March 10, 2023, by and among the Company, the Operating Partnership and the Manager (the “2023 Manager Letter Agreement”).  Pursuant to the terms of the 2023 Manager Letter Agreement, the Company further amended the Management Agreement, which provides for the deferral of the acquisition fee payable to the Manager in certain circumstances, to clarify that the Deferred Acquisition Fee Amount (as defined in the 2021 Manager Letter Agreement) will be deferred until the earlier of (i) the date that the public trading price of the Company’s common stock, as reported on the Nasdaq Capital Market, reached a closing trading price of at least $80.00 per share (as adjusted to reflect the Company’s May 3, 2023 1-for-8 reverse stock split and the Company’s 2024 Stock Splits); (ii) the effective date of the termination of the Management Agreement as the result of an election by the Company to terminate the Management Agreement (other than on account of any of the events specified in clauses (i) through (vi) of Section 11(a) of the Management Agreement); and (iii) a Change in Control.

During the year ended December 31, 2022, the Company incurred $201,524 in acquisition fees associated with the Salisbury Marketplace Property acquisition, which were allocated and added to the fair value of the Salisbury Marketplace Property tangible assets.  One half of the acquisition fee, or $100,762 was paid in cash to the Manager and one half of the acquisition fee was accrued in connection with the Deferral Agreement.  For the year ended December 31, 2021, the Company incurred $503,910 in acquisition fees associated with the Lancer Center Property, Greenbrier Business Center Property and Parkway Property, which were allocated and added to the fair value of the Lancer Center Property, Greenbrier Business Center Property and Parkway Property tangible assets. One half of the acquisition fees, or $251,955 was paid in cash to the Manager and one half of the acquisition fees was accrued in connection with the Deferral Agreement.  As of the July 18, 2023 date of the Termination Agreement, the total deferred acquisition fees were $352,717 (the “Deferred Acquisition Fee”) in connection with the Deferral Agreement.  Pursuant to the Termination Agreement, the Company agreed to pay the Deferred Acquisition Fee immediately upon execution of the Termination Agreement.  The Company paid the Deferred Acquisition Fee on July 18, 2023 and, as a result, as of December 31, 2024 and 2023, had no further Deferred Acquisition Fees accrued on its consolidated balance sheets.  The payment of the Deferred Acquisition Fee was recorded under management restructuring expenses on the Company’s statement of operations for the year ended December 31, 2023.   No such costs were paid during the year ended December 31, 2024.

Prior to the termination of the Management Agreement, the Manager would have been entitled to an incentive fee, payable quarterly, equal to an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) Adjusted Funds from Operations (AFFO) (as further defined below) for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in this offering and in future offerings and transactions, multiplied by the weighted average number of all shares of common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to this offering, and (B) 7%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period. For purposes of calculating the incentive fee during the first years after completion of this offering, adjusted funds from operations (“AFFO”) will be determined by annualizing the applicable period following completion of this offering. AFFO is calculated by removing the effect of items that do not reflect ongoing property operations. The Company further adjusts funds from operations (“FFO”) for certain items that are not added to net income in the NAREIT White Paper’s definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of the Company’s properties, and subtract recurring capital expenditures (and, when calculating the incentive fee only, we further adjust FFO to include any realized gains or losses on real estate investments). No incentive fees were earned or paid during the year ended December 31, 2024 or 2023, or at any time during the term of the Management Agreement.

Colin Elliott

Effective as of March 1, 2020, the Company entered into a consulting agreement (the “Consulting Agreement”), with Gunston Consulting, LLC (the “Consultant”), pursuant to which the Consultant agreed to provide certain financial and accounting consulting services to the Company, and the Company agreed to pay the Consultant an annual fee and annual stock grants awarded by the Compensation Committee and agreed to reimburse the Consultant for certain expenses to be authorized by the Company.  Pursuant to the terms of the Consulting Agreement, the Company authorized the Consultant to retain the services of Mr. C. Elliott as vice president of the Company and authorized the Consultant to incur certain costs related to Mr. C. Elliott’s employment as vice president and agreed to reimburse the Consultant for such costs, including Mr. C. Elliott’s $150,000 annual salary, payroll taxes and certain benefits and an annual bonus to be determined in consultation with the Company.  On July 18, 2023, Mr. C. Elliott resigned as Vice President of the Company and as an employee of the Consultant pursuant to a Separation Agreement and General Release dated July 20, 2023.

Mr. C. Elliott is the son of Mr. William R. Elliott, who was, at the time of Mr. C. Elliott’s employment, the Vice Chairman of the Board and President and Chief Operating Officer of the Company.  During the years ended December 31, 2024 and 2023, the Company paid the Consultant $0 and $105,034, respectively, for services provided by Mr. C. Elliott under the Consulting Agreement.

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

Other related parties

The Company paid Shockoe Properties, LLC, a subsidiary of Dodson Properties, LLC, (collectively, “Dodson Properties”), an entity in which William R. Elliott, one of the owners of the Company’s former Manager, held a 6.32% interest, an annual property management fee of up to 3% of the monthly gross revenues of the Company’s retail center and flex center properties.  These fees were paid in arrears on a monthly basis. Effective on July 31, 2024, the Company terminated the services of Dodson Properties for the Lancer Center, Greenbrier Business Center, Salisbury and Parkway properties.  Effective on August 31, 2024, the Company terminated the services of Dodson Properties for the Ashley Plaza, Brookfield and Franklin Square properties.  During the years ended December 31, 2024 and 2023, the Company paid Dodson Properties property management fees of $0 and $304,179, respectively.  In addition, pursuant to a separate agreement dated November 1, 2017 between Dodson Properties and Mr. Elliott, Mr. Elliott received a fee equal to 5% of the property management fees paid by the Company to Dodson Properties or its affiliates.

10.      Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. During the years ended December 31, 2024 and 2023, the Company’s reportable segments consisted of retail center properties, flex center properties and STNL properties. These segments align with how the CODM evaluates performance and allocates resources.  During the periods presented, there have been no material intersegment transactions.

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

The Company's CODM consists of the President and Chief Executive Officer, and the Chief Financial Officer, who are responsible for assessing performance and allocating resources. The CODM primarily evaluates the Company's overall performance and operating segment performance based on net operating income adjusted for interest expense and considers additional metrics such as adjusted funds from operations (“AFFO”).  The CODM receives financial information monthly.

Pursuant to ASU 2023-07, the Company has identified and disclosed (i) property operating expenses (retail property operating expenses, flex center property operating expenses, and single tenant net lease property operating expenses) and (ii) interest expense as significant expense categories by segment.  These expense categories are regularly provided to the CODM and included in the reported measure of segment profit or loss.  The CODM does not evaluate property operating expenses at a more detailed level because many property operating expenses are non-controllable and are not considered to be a useful measure of operating performance.

Certain expenses are not allocated to individual segments, including share-based compensation, legal, accounting and other professional fees, and corporate general and administrative expenses.  These expenses are reviewed at the corporate level and are not included in segment-level profitability measures.  In addition, depreciation and amortization are not allocated among segments and are not used by the CODM to assess performance or allocate resources.  Asset information by segment is not reported as the CODM does not use this measure to assess segment performance or to make resource allocation decisions.

Net operating income (“NOI”) is a non-GAAP financial measure and is not considered a measure of operating results or cash flows from operations under GAAP.  NOI reflects, occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. NOI, as the Company calculates it, may not be directly comparable to similarly titled, but differently calculated, measures for other REITs.  NOI is calculated by deducting operating expenses from operating revenues.

NOI adjusted for interest expense is the primary performance measure reviewed by management to assess operating performance of properties and is calculated by deducting operating expenses and interest expense from operating revenues. Operating revenues include rental income, tenant reimbursements, and other property income; and operating expenses include retail center property, flex center property and single tenant net lease property operating costs. Interest expense includes mortgage interest expense, only, and excludes non-mortgage interest expense.  The NOI adjusted for interest expense performance metric consists of only revenues and expenses directly related to real estate rental operations.

The following table presents property operating revenues, operating expenses and interest expense by operating segment:

	For the year ended December 31,
	Retail center properties		Flex center properties		STNL properties		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Revenues	$6,385,226	$7,308,936	$2,704,683	$2,372,914	$293,111	$206,072	$9,383,020	$9,887,922
Operating expenses	1,621,898	1,882,524	697,864	686,818	31,977	31,175	2,351,739	2,600,517
Mortgage interest expense (1)	1,620,518	2,205,267	767,415	657,841	—	—	2,387,933	2,863,108
Net operating income	$3,142,810	$3,221,145	$1,239,404	$1,028,255	$261,134	$174,897	$4,643,348	$4,424,297

Reconciliation to net income (loss) from operations (2)
Plus: Non-cash revenues (3)							$352,107	$384,904
Plus: Gain on disposal of investment properties							2,819,502	—
Less: Bad debt expense							39,910	63,282
Less: Share based compensation expenses							277,500	—
Less: Legal, accounting and other professional fees							1,170,270	1,390,941
Less: Corporate general and administrative expenses							968,435	484,345
Less: Management restructuring expenses							—	2,066,521
Less: Loss on impairment							182	90,221
Less: Depreciation and amortization							3,915,483	4,574,163
Less: Non-mortgage interest expense (4)							631,866	677,792
Less: Loss on redemption of mandatorily redeemable preferred stock							47,680	—
Less: Loss on extinguishment of debt							51,837	—
Net income (loss) from operations							$711,794	$(4,538,064)
(1)	Mortgage interest expense only. For a reconciliation to interest expense as reported on the Company’s consolidated statement of operations, see Note 5, above.
(2)	Certain expenses that are not allocated to individual segments which are either reviewed at the corporate level or which are not included in segment-level profitability measures used by the CODM are added to or subtracted from net operating income measure used by the CODM to reconcile this measure to net income (loss) from operations on the Company’s consolidated statement of operations for the years ending December 31, 2024 and 2023.
(3)	Non-cash revenues include adjustments for straight line rent revenue and amortization of above and below market lease and tenant inducements, all of which are not included in segment-level profitability measures used by the CODM.
(4)	Non-mortgage interest expense includes dividends paid and amortization of issuance costs and discounts on the Company’s mandatorily redeemable preferred stock and recorded as interest expense (see note 4, above), amortization of issuance costs related to the Company’s mortgages, and other interest expense, all of which are not allocated to individual segments. For a reconciliation to interest expense as reported on the Company’s consolidated statement of operations, see Note 5, above.

The following table presents property operating revenues, operating expenses and interest expense by operating segment:

	As of December 31,
	Retail center properties		Flex center properties		STNL properties		Total
	2024	2023	2024	2023	2024	2023	2024	2023
Total assets	$48,905,311	$60,638,985	$19,385,358	$20,284,230	$2,535,189	$—	$70,825,858	$80,923,215

Reconciliation to total assets on consolidated balance sheet
Plus: Assets held by operating partnership							$48,430	$7,220
Plus: Assets held by parent company							4,223,414	1,815,581
Total assets recorded							$75,097,702	$82,746,016

11.      Subsequent Events

As of February 27, 2025, the following events have occurred subsequent to the December 31, 2024 effective date of the consolidated financial statements:

Acquisition of the United Rentals Property

On December 14, 2024, the Company entered into an agreement with an entity controlled by Francis P. Kavanaugh, the Company’s President and Chief Executive Officer and Chairman of the Board, and a related party, to acquire a STNL property referred to as the United Rentals Property. On February 21, 2025, the Company closed on the acquisition of the United Rentals Property for a purchase price of $3,145,000, exclusive of closing costs.  Consideration for the acquisition was paid to the related party seller in the form of 251,600 OP Units valued at $12.50 per OP Unit.  The purchase price was determined by an independent, third-party appraisal obtained by the Company.  Pursuant to the Related Person Transaction Policy, the Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.

Acquisition of the Buffalo Wild Wings Property

On December 14, 2024, the Company entered into an agreement with an entity controlled by Francis P. Kavanaugh, the Company’s President and Chief Executive Officer and Chairman of the Board, and a related party, to acquire a STNL property referred to as the Buffalo Wild Wings Property. On January 24, 2025, the Company closed on the acquisition of the Buffalo Wild Wings Property for a purchase price of $2,620,000, exclusive of closing costs. Consideration for the acquisition was paid to the related party seller in the form of 209,600 OP Units valued at $12.50 per OP Unit.  The purchase price was determined by an independent, third-party appraisal obtained by the Company.  Pursuant to the Related Person Transaction Policy, the Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.

Common Stock Dividend

On January 23, 2025, a dividend in the amount of $0.065 per share was paid to holders of Common Shares and OP Unit holders of record on January 20, 2025.

Common Stock Grants Under 2018 Equity Incentive Plan

On January 15, 2025, the Company's Compensation Committee approved a grant of 6,234 Common Shares to the Company's six independent directors, a grant of 2,000 Common Shares to two non-executive employees of the Company, a grant of 2,000 Common Shares to the  President and Chief Executive Officer of the Company, and a grant of 2,000 Common Shares to the Chief Financial Officer of the Company.  In addition, the Company’s President and Chief Executive Officer elected to accept a portion of his 2025 compensation in the form of OP Units in lieu of cash, and the Compensation Committee approved a grant of 14,537 OP Units in lieu of a portion of his 2025 cash compensation.  The Company’s Chief Financial Officer elected to accept a portion of his 2025 compensation in the form of Common Shares, and the Compensation Committee approved a grant of 6,235 Common Shares in lieu of a portion of his 2025 cash compensation.  All Common Shares and OP Units were granted at $12.03 per share or unit, the closing price of the Company’s Common Shares on January 15, 2025.

Mandatorily Redeemable Preferred Stock Redemption

On December 10, 2024, the Company gave notice of its intention to redeem the remaining 60,000 shares of its mandatorily redeemable preferred stock. On January 10, 2025, the Company completed the final redemption of the remaining 60,000 shares of its mandatorily redeemable preferred stock.  The redemption price was $25.00 per share, plus $0.44 per share of accrued dividends.  The Company used proceeds from the private placement of Common Shares to fund the $1,526,500 for the final redemption and accrued dividends.

Medalist Diversified REIT, Inc. and Subsidiaries

Schedule III - Real Estate Properties and Accumulated Depreciation

December 31, 2024

			Initial Cost to Company					Gross Amount at Which Carried at Close of Period

				Buildings,			Costs Written								Life on Which
				Improvements		Costs	Off Due to								Depreciation
				and Furniture,		Capitalized	Impairment	Fully		Buildings					in Latest
	Encum-			Fixtures &		Subsequent to	and Loss on	Amortized		and		Accumulated	Date of	Date	Income Statements
Description	brances		Land	Equipment		Acquisition	Disposition	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
Retail properties

The Shops at Franklin Square	$13,250,000		$3,343,164	$15,418,158	(1)	$1,780,459	$(309,435)	$(698,564)	$3,343,164	$16,190,618	$19,533,782	$3,981,713	2006	April 28, 2017	Building - 38 years
Gastonia, North Carolina															Site Improvements - 13 years
Hanover North Shopping Center	—		397,367	—	(1)	-	—	—	397,367	—	397,367	—	2007	May 8, 2018	Building - 39 years
Mechanicsville, Virginia															Site Improvements - 12 years
Ashley Plaza Shopping Center	10,460,350		3,007,721	11,191,307	(1)	451,582	—	(810,412)	3,007,721	10,832,477	13,840,198	2,407,702	1977	August 30, 2019	Building - 26.7 years
Goldsboro, North Carolina															Site Improvements - 5 years
Lancer Center Shopping Center	—	(2)	2,195,125	7,684,251	(1)	525,010	(104,863)	(295,988)	2,195,125	7,808,410	10,003,535	2,364,654	1978	May 14, 2021	Building - 14.2 years
Lancaster, South Carolina															Site Improvements - 7.5 years
Salisbury Shopping Center	—	(2)	2,383,881	7,579,377	(1)	249,423	(13,172)	(141,139)	2,383,881	7,674,489	10,058,370	1,325,877	1987	June 13, 2022	Building - 25 years
Salisbury, North Carolina															Site Improvements - 5 years

Total retail properties	23,710,350		11,327,258	41,873,093		3,006,474	(427,470)	(1,946,104)	11,327,258	42,505,994	53,833,252	10,079,946

Flex properties
Brookfield Center	4,476,429		714,220	5,693,147	(1)	194,501	—	(527,858)	714,220	5,359,790	6,074,010	796,772	2007	October 3, 2019	Building - 40 years
Greenville, South Carolina															Site Improvements - 4.3 years
Greenbrier Business Center	—	(2)	1,292,894	5,603,909	(1)	364,434	(16,733)	(59,986)	1,292,894	5,891,624	7,184,518	885,092	1987	August 27, 2021	Building - 26 years
Chesapeake, Virginia															Site Improvements - 10 years
Parkway Center	4,814,563		430,549	6,846,487	(1)	394,920	(5,199)	(127,961)	430,549	7,108,247	7,538,796	707,995	1984	November 1, 2021	Building - 42 years
Virginia Beach, Virginia															Site Improvements - 11 years

Total flex properties	$9,290,992		$2,437,663	$18,143,543		$953,854	$(21,932)	$(715,804)	$2,437,663	$18,359,661	$20,797,324	$2,389,859

STNL property
Citibank	—		968,690	1,329,683		—	—	—	968,690	1,329,683	2,298,373	35,106	1972	March 28, 2024	Building - 35 years
Chicago, Illinois															Site Improvements - 10 years

Total STNL property	$—		$968,690	$1,329,683		$—	$—	$—	$968,690	$1,329,683	$2,298,373	$35,106

Wells Fargo Mortgage Facility	17,509,420

Total investment properties	$50,510,762		$14,733,611	$61,346,319		$3,960,329	$(449,403)	$(2,661,908)	$14,733,611	$62,195,338	$76,928,949	$12,504,911
(1)	Excludes intangible assets
(2)	Encumbered by Wells Fargo Mortgage Facility.

						Greenbrier
	Franklin	Hanover	Ashley	Brookfield	Lancer	Business
	Square	Square	Plaza	Center	Center	Center	Parkway	Salisbury	Citibank	Total
Investments in real estate - 2024
Balance at beginning of period - January 1, 2024	$19,491,196	$11,524,800	$14,333,547	$6,594,097	$10,225,235	$7,156,360	$7,544,469	$10,003,478	$—	$86,873,181
Changes during period:
Acquisitions	—	—	—	—	—	—	—	—	2,298,373	2,298,373
Capitalized leasing commissions	125,852	—	48,206	—	47,233	38,159	29,799	27,626	—	316,875
Capitalized tenant improvements	45,635	—	135,224	—	67,982	—	—	95,472	—	344,313
Capitalized tenant improvement - lease incentives	—	—	—	—	—	—	—	29,645	—	29,645
Building and site improvements	73,067	—	70,865	—	5,000	4,950	28,212	29,467	—	211,561
Loss on impairment of tangible assets	—	—	—	—	—	—	—	(182)	—	(182)
Gain on extinguishment of lease liability	—	—	—	—	(96,182)	—	—	—	—	(96,182)
Fully depreciated assets	(201,968)	—	(747,644)	(520,087)	(245,733)	(14,951)	(63,684)	(127,136)	—	(1,921,203)
Dispositions of investment properties	—	(11,127,433)	—	—	—	—	—	—	—	(11,127,433)
Balance at end of period - December 31, 2024	$19,533,782	$397,367	$13,840,198	$6,074,010	$10,003,535	$7,184,518	$7,538,796	$10,058,370	$2,298,373	$76,928,949

Accumulated depreciation - 2024
Balance at beginning of period	$3,546,784	$1,464,699	$2,578,779	$1,131,395	$1,892,862	$586,717	$496,974	$890,442	$—	$12,588,651
Additions charged to costs and expenses	636,897	—	576,567	185,464	717,525	313,327	274,705	562,571	35,106	3,302,162
Write off accumulated depreciation of property disposed / fully depreciated assets	(201,968)	(1,464,699)	(747,644)	(520,087)	(245,733)	(14,951)	(63,684)	(127,136)	—	(3,385,902)
Balance at end of period	$3,981,713	$—	$2,407,702	$796,772	$2,364,654	$885,093	$707,995	$1,325,877	$35,106	$12,504,911

Net investments in real estate - December 31, 2024	$—	$397,367	$11,432,496	$5,277,238	$7,638,881	$6,299,425	$6,830,801	$8,732,493	$2,263,267	$64,424,038

Investments in real estate - 2023
Balance at beginning of period - January 1, 2023	$19,194,564	$11,464,185	$14,358,787	$6,552,959	$10,123,987	$6,939,193	$7,303,857	$9,978,329	$—	$85,915,860
Changes during period:
Capitalized leasing commissions	101,408	22,965	23,907	40,295	88,982	62,842	52,682	39,532	—	432,613
Capitalized tenant improvements	343,894	90,000	-	6,158	44,250	117,781	226,592	—	—	828,675
Building and site improvements	56,892	16,642	7,489	—	15,225	88,525	24,445	12,610	—	221,828
Loss on impairment of tangible assets	—	—	—	—	—	(16,733)	—	(12,990)	—	(29,723)
Fully depreciated assets	(205,562)	(68,992)	(56,636)	(5,315)	(47,209)	(35,248)	(63,107)	(14,003)	—	(496,072)
Balance at end of period - December 31, 2023	$19,491,196	$11,524,800	$14,333,547	$6,594,097	$10,225,235	$7,156,360	$7,544,469	$10,003,478	$—	$86,873,181
Accumulated depreciation - 2023
Balance at beginning of period	$3,115,826	$1,261,870	$2,024,945	$847,914	$1,198,668	$341,562	$289,623	$320,501	$—	$9,400,908
Additions charged to costs and expenses	636,520	271,821	610,470	288,796	741,403	280,403	270,458	583,944	—	3,683,815
Impairment write-offs	(205,562)	(68,992)	(56,636)	(5,315)	(47,209)	(35,248)	(63,107)	(14,003)	—	(496,072)
Balance at end of period	$3,546,784	$1,464,699	$2,578,779	$1,131,395	$1,892,862	$586,717	$496,974	$890,442	$—	$12,588,651
Net investments in real estate - December 31, 2023	$15,944,412	$10,060,101	$11,754,768	$5,462,702	$8,332,373	$6,569,643	$7,047,495	$9,113,036	$—	$74,284,530

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of Medalist Diversified REIT, Inc.*
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

3.6

Articles of Amendment to the Articles of Incorporation of Medalist Diversified REIT, Inc. approving the 1-for-10 reverse stock split of the Company’s Common Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 2, 2024).

3.7

Articles of Amendment to the Articles of Incorporation of Medalist Diversified REIT, Inc. approving the 5-for-1 forward stock split of the Company’s Common Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 2, 2024).

3.8

Articles of Amendment to the Articles of Incorporation of Medalist Diversified REIT, Inc. decreasing the par value of the Company’s Common Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 2, 2024).

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
10.25

Cooperation Agreement, dated as of May 24, 2023, by and between Medalist Diversified REIT, Inc. and Francis P. Kavanaugh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2023).**

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

10.30

Purchase and Sale Agreement, dated as of February 15, 2024, by and among Medalist Diversified REIT, Inc. and RMP N. Central Ave. LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 20, 2024).

10.31

Purchase and Sale Agreement, dated as of February 16, 2024, by and between MDR Hanover Square, LLC and PNMI Hanover SQ, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 20, 2024).

10.32

OP Unit Purchase Agreement, dated as of February 16, 2024, by and among Peter Mueller, Inc., Medalist Diversified REIT, Inc. and Medalist Diversified Holdings, LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 20, 2024).

10.33	Amendment to Credit Agreement, dated as of October 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2024).
10.34	Amended and Restated Continuing Guaranty, dated as of October 1, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2024).
10.35	Amended and Restated Term Note, dated as of October 1, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 4, 2024).
10.36	Amended and Restated Revolving Line of Credit Note, dated as of October 1, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 4, 2024).
10.37	Second Amendment to Revolving Line of Credit Note, dated as of June 5, 2024. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on 10-Q filed on August 9, 2024).
10.38

Subscription Agreement, dated as of October 11, 2024, by and among Medalist Diversified Holdings, L.P., Medalist Diversified REIT, Inc. and Francis P. Kavanaugh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2024).**

10.39

Contribution Agreement, dated as of December 14, 2024, by and between Dionysus Investments, LLC and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 17, 2024).

10.40

Contribution Agreement, dated as of December 14, 2024, by and between CWS BET Seattle, L.P. and Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 17, 2024).

10.41

Second Amendment to Agreement of Limited Partnership of Medalist Diversified Holdings, L.P. incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2024).

10.42	Form of Subscription Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 17, 2024).
10.43

Letter, dated December 13, 2024, from Marc Carlson to the Board relating to waiver of share ownership limits, including representations and agreements of Marc Carlson (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 17, 2024).

10.44

Letter, dated December 13, 2024, from Kory Kramer to the Board relating to waiver of share ownership limits, including representations and agreements of Kory Kramer (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 17, 2024).

10.45

Letter, dated January 20, 2025, from Winn to the Company relating to waiver of share ownership limits, including representations and agreements of Winn (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2025).**

10.46

First Amendment to Contribution Agreement, dated as of January 24, 2025, by and between CWS BET Seattle L.P. and MDR Bowling Green, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2025).

19.1	Medalist Diversified REIT, Inc. Insider Trading Policy †
21.1	List of Subsidiaries †
23.1	Consent of Cherry Bekaert LLP †
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
97.1	Medalist Diversified REIT, Inc. Clawback Policy, effective October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 6, 2024).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL †
101.SCH	Inline XBRL Taxonomy Extension Schema Document †
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document †

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document †
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit) †

†Filed herewith.

* Previously filed with the Amendment to the Registrant’s Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on October 5, 2018.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

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

MEDALIST DIVERSIFIED REIT, INC.

Date: February 27, 2025	By:	/s/ Francis P. Kavanaugh
Francis P. Kavanaugh
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Francis P. Kavanaugh	President, Chief Executive Officer and Chairman of the Board	February 27, 2025
Francis P. Kavanaugh	(principal executive officer)

/s/ C. Brent Winn, Jr.	Chief Financial Officer	February 27, 2025
C. Brent Winn, Jr.	(principal accounting officer and principal financial officer)

/s/ Marc Carlson	Director	February 27, 2025
Marc Carlson

/s/ Neil P. Farmer	Director	February 27, 2025
Neil P. Farmer

/s/ Lee Finley	Director	February 27, 2025
Lee Finley

/s/ Kory Kramer	Director	February 27, 2025
Kory Kramer

/s/ David Lunin	Director	February 27, 2025
David Lunin

/s/ Emanuel Neuman	Director	February 27, 2025
Emanuel Neuman