Form 10-K/A
period 2024-12-31
Medalist Diversified REIT, Inc.
filed 2025-04-28
CIK 1654595

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

Auditor Firm Id: 00677Auditor Name:  Cherry Bekaert LLP Auditor Location:  Richmond, Virginia

EXPLANTORY NOTE

This Amendment No.1 amends the Annual Report on Form 10-K, as filed by Medalist Diversified REIT, Inc. (the “Company”) with the Securities and Exchange Commission on February 27, 2025 (the “Original Form 10-K”), and is being filed solely to amend and replace Part III of the Original Form 10-K. No other information or disclosures in the Original Form 10-K including the Company’s financial statements and the other footnotes thereto, have been amended or updated by this Amendment No. 1.

Medalist Diversified REIT, Inc.

Annual Report on Form 10-K/A

For the Fiscal Year Ended December 31, 2024

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

The following table and biographical descriptions set forth certain information with respect to the individuals who currently serve as our executive officers and directors:

Name	Age	Position
Class 1 Directors (terms expire at the 2027 annual meeting)
Kory J. Kramer	48	Independent Director
David Lunin	44	Independent Director

Class 2 Directors (terms expire at the 2025 annual meeting)
A. Lee Finley	77	Independent Director
Emanuel D. Neuman	45	Independent Director
Marc Carlson	64	Independent Director

Class 3 Directors (terms expire at the 2026 annual meeting)
Francis P. Kavanaugh	64	Director, President, Chief Executive Officer, Secretary and Treasurer
Neil P. Farmer	68	Independent Director

Officers
Francis P. Kavanaugh	64	Director, President, Chief Executive Officer, Secretary and Treasurer
C. Brent Winn, Jr.	63	Chief Financial Officer

Francis P. Kavanaugh, President and Chief Executive Officer, Secretary and Treasurer.  Mr. Kavanaugh is our President and Chief Executive Officer, Secretary and Treasurer.  He was appointed to our Board of Directors as a Class 3 director on May 24, 2023, and his current term expires at the 2026 annual meeting.  Mr. Kavanaugh is the co-founder of Fort Ashford Funds, LLC, a privately held investment firm, and has served as its Managing Director since its inception in 2004.  Mr. Kavanaugh received his B.S. in Information and Computer Science from the University of California Irvine in 1985 and his MBA from Pepperdine University in 2003.  Mr. Kavanaugh has more than 30 years of diverse experience in real estate investment, business restructuring and operational leadership.  He has been actively involved with the restructuring of over 20 businesses in the public and private sectors and is adept at navigating complexity and implementing strategic changes.  Management believes his experiences significantly contribute to the Company, especially with respect to his strong operational leadership and vision for strategic changes.

Neil P. Farmer, Independent Director.   Mr. Farmer is an independent director who was appointed to our Board of Directors as a Class 3 director on April 28, 2017, and his current term expires at the 2026 annual meeting. Mr. Farmer founded Farmer Properties, Inc., a real estate development firm located in Richmond, Virginia in 1983. Mr. Farmer has served as the President of Farmer Properties since its founding with responsibility over the entirety of its real estate development business. He received his B.A. in Government and Foreign Affairs from Hampden-Sydney College in 1978. Mr. Farmer has been in the commercial real estate and residential real estate business for over 30 years, and management believes he provides the Company with real estate expertise gained in his career, especially with regard to renovations and large capital projects.

A. Lee Finley, Independent Director. Mr. Finley is an independent Class 2 director who was appointed to our Board of Directors on June 25, 2024. His current term expires at the 2025 annual meeting. Mr. Finley is the President, owner and founder of BFX Fire, manufacturer of wild land fire trucks (since 1993), Pioneer Truckweld, manufacturer of dump trucks and trailers (since 2012), F&F Composites Manufacturing, supplier of fiberglass products (since 2003), and FWAM Aircraft Management Company, a private jet operations management firm (since 2006).  He has been the Vice President of Cobalt Truck Equipment, a commercial truck upfitter since 2020, the Vice President and owner of Touchdown Investments Inc., a family investment office since 1998, and the President and owner of ALF Operating Partners Investment Company, a family investment office since 2002. He has been the President and owner of Air Shelters USA, a manufacturer of rapidly deployable shelter products since 2016, in addition to other minority interests in various diverse businesses. Mr. Finley has served as a Director of GBank since 2013 and GBank Financial Holdings Inc. since its formation in December 2017. Mr. Finley has extensive real estate holdings across 10 states. Mr. Finley was born in Vancouver, British Columbia, where he attended the University of British Columbia, majoring in economics. He began a lifelong career in the utility equipment business in Vancouver in 1969. Mr. Finley moved to Spokane in 1976, to Las Vegas in 1988, and to Fort Worth in 1990. He became a citizen of the United States of America in 1993. He has been a resident of Fort Worth since 1990, where he participates in numerous community and charitable organizations. The Company’s Board believes his experiences will significantly contribute to the Company, especially with respect to his strong operational and real estate investment experience.

Kory J. Kramer, Independent Director.  Mr. Kramer is an independent director who was appointed to our Board of Directors as a Class 1 director on January 3, 2025.  His current term expires at the 2027 annual meeting. Mr. Kramer is a partner with Newport Beach-based private equity firm Eagle Four Partners and serves as its investment officer focusing on acquisitions and dispositions, development and construction, financing, asset management, strategy and investor relations, a position he has held since 2018. He has led over $3 billion of transactions and financings including the purchase of the Fashion Island Hotel which was transformed into the Pendry Newport Beach managed by Montage International, Newport Beach Marriott Hotel & Spa which after a major repositioning is now known as VEA Newport Beach while simultaneously obtained entitlements for the new The Ritz-Carlton Residences, Newport Beach, and the purchase and repositioning of the Denver Sheraton Downtown and development of Element by Westin Reno Experience District. Prior to Eagle Four, Mr. Kramer was Chief Investment Officer at Irvine-based Pacific Hospitality Group from 2006 to 2018 where he led the purchase and sale of Bacara Resort in Santa Barbara, the development of Paséa Hotel & Spa in Huntington Beach and the new clubhouse at Newport Beach Country Club, expansions of The Meritage Resort in Napa, as well as a portfolio of other notable acquisitions. Mr. Kramer also serves as CEO of Pretorium, Inc., a private real estate investment and consulting company.  He is a graduate of the University of Notre Dame Law School and received both his BA and MA degrees from Boston College. Mr. Kramer also served as a former Planning Commissioner for the City of Newport Beach.

David Lunin, Independent Director.   Mr. Lunin is an independent director who was appointed to our Board as a Class 1 director on September 19, 2023. His current term expires at the 2027 annual meeting. Mr. Lunin has served as the Executive Vice President and Chief Financial Officer of Calumet Specialty Product Partners, LP, a specialty product and renewable fuel producer, since 2023.  Prior to joining Calumet, Mr. Lunin was a Managing Director at Goldman Sachs from 2010 to 2023, where he held various investment banking roles with a focus on executing mergers & acquisitions and capital markets transactions.  He is a graduate of George Washington University with a Bachelor's degree in Business Administration. He also holds an MA in Applied Economics from Johns Hopkins University and an MBA from Columbia Business School.

Emanuel D. Neuman, Independent Director.  Mr. Neuman is an independent Class 2 director who was appointed to our Board of Directors on July 19, 2023.  His current term expires at the 2025 annual meeting. Mr. Neuman is the co-founder of Spandrel Development Partners, a multi-disciplined real estate development firm focused on developing mixed-use, multi-family, hospitality and retail projects in target cities of growth, which he co-founded in 2013.  He has led the firm’s investment strategy, capital markets, deal structuring and strategic growth initiatives since its founding. From 2008 to 2012, he was the co-portfolio manager at Unterberg Capital LLC, a long-only investment fund, and from 2005 to 2008, he was a Vice President in the investment banking division of Collins Stewart, LLC, where he led the origination, execution and marketing of a wide range of public and private equity offerings and merger and acquisition transactions.  Mr. Neuman received his B.S. in Accounting from Babson College in 2002.  Mr. Neuman has 20 years of investment banking, investment management and real estate development experience, and management believes this experience makes Mr. Neuman a valuable addition to our Board of Directors.

Mark Carlson, Independent Director. Mr. Carlson is an independent Class 2 director who was appointed to our Board of Directors on January 30, 2025.  His current term expires at the 2025 annual meeting. Mr. Carlson is the Managing Director of 3 Points Partners, a position he has held since 2010, serving as a CEO advisor, coach and board member to several technology companies.  Since 2023, he has also served as a member of the board of directors and a senior advisor to the Krach Institute for Technology Diplomacy at

Purdue University.  Mr. Carlson served as a senior advisor to the Under Secretary of State for the Economy, Energy and Environment from 2019 – 2021.  From 2011 until 2018, Mr. Carlson was the Vice President of Enterprise Sales and the Chief Customer officer of Docusign.  Prior to Docusign, Mr. Carlson served as the CEO of Microposite, a clean technology materials business, and was an early employee of Ariba (now SAP).  Mr. Carlson has extensive personal real estate investment experience and manages a multi-state portfolio of industrial, medical and land investments.  The Company’s Board believes his broad experience in technology and real estate will make Mr. Carlson a valuable addition to our Board of Directors.

C. Brent Winn, Jr., Chief Financial Officer.  Mr. Winn has been our Company’s Chief Financial Officer since March 1, 2020.  Prior to his appointment as Chief Financial Officer, Mr. Winn provided chief financial officer services as an independent contractor of the Company beginning in February 2018.  During his tenure, Mr. Winn has established the accounting, internal control and financial reporting systems of the Company, managed the financial accounting and reporting for the Company and its subsidiary entities, prepared the quarterly and annual financial statements and other financial elements of quarterly and annual reports and coordinated the annual audit and quarterly reviews.  Mr. Winn’s experience in the commercial real estate industry dates to 1987 when he held various positions with CSX Realty, the real estate development and management subsidiary of CSX Corporation, including as an analyst in both the development and asset management groups, and as a manager in the development group.  Subsequently, Mr. Winn also held positions in shareholder and investor relations for CSX Corporation.  After his tenure with CSX Realty and CSX Corporation, Mr. Winn was a partner in the real estate consulting firms MGT Realty Advisors, Inc. and Realty Advisors, LLC, where he provided investment, development and asset management advisory services to institutional real estate owners.  He was formerly the chief financial officer of Marz Industries, Inc.  Mr. Winn received his B.A. in History from the University of Virginia, Master of Business Administration from the Mason School of Business at the College of William and Mary and a post-graduate degree in Accounting from the Virginia Commonwealth University.

There is no family relationship between any director or executive of the Company.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports. Based solely on a review of the copies of such reports received by the Company and on written representations from certain reporting persons that no reports were required, or if required, such reports were filed on a timely basis for those persons, the Company believes that reports, other than nine reports, were filed on a timely basis by all directors and executive officers in 2024. Mr. Kavanaugh, a director and our CEO and President, filed four untimely reports on Form 4. The first untimely report was to report a grant of operating partnership units under our Company’s Equity Incentive Plan that occurred on January 18, 2024. The second untimely report was to report a transaction for a common stock purchase that occurred on March 19, 2024. The third untimely report was to report three transactions for common stock purchases that occurred on August 15, 2024, September 5, 2024 and September 6, 2024. The fourth untimely report was to report a transaction for a common stock purchase that occurred on December 11, 2024.  Five of our directors filed an untimely report on Form 4 in 2024.  Messrs. O’Brien and Pearson, each of whom resigned as directors on June 26, 2024, and Messrs. Farmer, Lunin and Neuman, filed untimely reports on Form 4 for stock grants under our Company’s Equity Incentive Plan that occurred on January 18, 2024.  All such untimely reports were filed late due to administrative errors.

 Code of Ethics, Whistleblower Policy, and Insider Trading Policy

Our Board has adopted a Code of Business Conduct and Ethics, Code of Ethics for Senior Executive and Financial Officers, Whistleblower Policy, and Corporate Governance Guidelines that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our Board. We believe these policies are reasonably designed to deter wrongdoing and promote honest and ethical conduct; full, fair, accurate, timely, and understandable disclosure in our reporting to our stockholders and the SEC; compliance with applicable laws; reporting of violations of the code; and accountability for adherence to the code. We will provide to any person without charge a copy of our Code of Business Conduct and Ethics, Code of Ethics for Senior Executive and Financial Officers, Whistleblower Policy, and Corporate Governance Guidelines, including any amendments or waivers thereto, upon written request delivered to our principal executive office at the address listed on the cover page to this Annual Report, as amended. A copy of our Code of Ethics for Senior Executive and Financial Officers is available on our website at http://www.medalistereit.com.

Our Board has also adopted an Insider Trading Policy within the meaning of Item 408(b) of Regulation S-K, which contains policies and procedures governing the purchase, sale and/or other dispositions of our securities by our directors, officers or other employees. Among other goals, our Insider Trading Policy helps to ensure that our directors, officers and employees bear the full risks and benefits of stock ownership and is designed to promote compliance with insider trading laws, rules, regulations and applicable listing standards. Under the Insider Trading Policy, our directors, officers and employees may not engage in short sales, buying or selling puts or calls, buying financial instruments designed to hedge or offset any decrease in the market value of Company securities owned by the individual directly or indirectly (including prepaid variable forward contracts, equity swaps, collars and exchange funds), and frequent trading to take advantage of fluctuations in share price. A copy of our Insider Trading Policy was included as Exhibit 19.1 to the Original Form 10-K, filed with the SEC on February 27, 2025.

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

David Lunin is the chairman of the audit committee, and he is joined by Neil P. Farmer and Emanuel Neuman  as members of the audit committee. Our Board has determined that all members of the audit committee are independent under standards established by the SEC and Nasdaq.

Our Board has determined that David Lunin qualifies as an “audit committee financial expert,” as that term is defined by the applicable SEC regulations and Nasdaq corporate governance listing standards. Our Board adopted a written charter for the audit committee, which is available on our corporate website at http://www.medalistereit.com.

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

 Neil P. Farmer is the chairman of the Compensation Committee, and he is joined by David Lunin and Emanuel Neuman. Our Board adopted a written charter for the Compensation Committee, which is available on our corporate website at http://www.medalistereit.com.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of four independent directors, and our nominating and corporate governance committee charter details the principal functions of the nominating and corporate governance committee. The nominating and corporate governance committee’s principal duties include identifying individuals qualified to become members of our Board. When identifying such individuals, the nominating and corporate governance committee considers a variety of factors including (a) whether each such nominee has demonstrated, by significant accomplishment in his or her field, an ability to make a meaningful contribution to our Board’s oversight of the business and affairs of our Company, and (b) the nominee’s reputation for honesty and ethical conduct in his or her personal and professional activities. Additional factors which the nominating and corporate governance committee consider include a candidate’s specific experiences and skills, relevant industry background and knowledge, time availability in light of other commitments, age, potential conflicts of interest, material relationships with our Company and independence from management and our Company. The nominating and corporate governance committee may also seek to have our Board consist of directors with diverse backgrounds and experience.

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

 Emanuel Neuman is the chairman of the nominating and corporate governance committee, and he is joined by Neil Farmer, A. Lee Finley, and Kory J. Kramer. Our Board adopted a written charter for the nominating and corporate governance committee, which is available on our corporate website at http://www.medalistereit.com.

Acquisition Committee

Our acquisition committee consists of three independent directors, and our acquisition committee charter details the principal functions of the acquisition committee. The acquisition committee establishes guidelines for acquisitions and dispositions to be presented to our Board and leads the Board in its review of potential acquisitions and dispositions presented by management. The acquisition committee evaluates and approves acquisitions and dispositions with an equity investment of more than $10 million and leads the Board in its review of acquisitions and dispositions that require board approval under the investment guidelines set forth in the Management Agreement. The acquisition committee makes recommendations to the Board and senior management regarding potential acquisitions and dispositions and reviews due diligence reports prepared by management conducted on all potential acquisitions.

Emanuel Neuman is the chairman of the acquisition committee, and he is joined by Neil P. Farmer, A. Lee Finley, and Kory J. Kramer. Our Board adopted a written charter for the acquisition committee, which is available on our corporate website at http://www.medalistereit.com.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

In fiscal year 2024, our named executive officers (“NEOs”) were the following:

●	Mr. Francis P. Kavanaugh, our President and Chief Executive Officer, Secretary and Treasurer; and
●	Mr. C. Brent Winn, Jr., our Chief Financial Officer.

The principal executive office of our NEOs is P.O. Box 8436, Richmond, Virginia 23226.

Overview of Compensation Program and Philosophy

We may compensate our named executive officers and other officers with equity and equity-based awards or other types of awards in accordance with our 2018 Equity Incentive Plan, or the Equity Incentive Plan, intended to align their interests with the interests of our stockholders. Awards that may be granted under our Equity Incentive Plan include options, stock awards, stock appreciation rights, performance units, incentive awards, other stock-based awards and any other right or interest relating to stock or cash (collectively referred to herein as “awards”). Our compensation committee determines if and when any of our named executive officers, other officers or, prior to terminating the Management Agreement, individuals affiliated with our Manager will receive such awards.

Executive Officer Compensation

On January 18, 2024, the compensation committee approved the following annual compensation for Mr. Kavanaugh’s employment as the Company’s President, Chief Executive Officer and Secretary for the fiscal year ending December 31, 2024:

●	a one-time grant of 19,348 LTIP Units (the “LTIP Units”) issued pursuant to the terms of the Medalist Diversified REIT, Inc. 2018 Equity Incentive Plan and the Agreement of Limited Partnership of Medalist Diversified Holdings, L.P. (the “Limited Partnership Agreement”), the Company’s subsidiary (“Operating Partnership”) [in lieu of a portion of cash compensation as elected by Mr. Kavanaugh; and]
●	$75,000 in cash, payable in monthly installments.

The LTIP Units are treated as common units of the Operating Partnership and are redeemable for cash or, at the Company’s option, shares of the Company’s common stock on a one-for-one basis after a one-year holding period pursuant to the terms of the Limited Partnership Agreement. The LTIP Units were issued to Mr. Kavanaugh on January 18, 2024, and became redeemable for shares of the Company’s common stock on January 18, 2025.

We have entered into a staffing agreement dated November 13, 2023 with Gunston Consulting, LLC (the “Staffing Agreement”) on behalf of our Company. Gunston Consulting, LLC’s sole member is C. Brent Winn, Jr., our Chief Financial Officer. Under the Staffing Agreement, our Company reimburses Gunston Consulting, LLC (the “Consultant”) for any approved employee’s salary, payroll taxes and benefits, including health insurance and retirement benefits, and related expenses. All expenses are reimbursed at cost and without markup. Pursuant to the Staffing Agreement, we pay the Consultant cash compensation for services provided by Mr. Kavanaugh, Mr. Winn and other non-executive employees. During 2024, we paid the Consultant $250,000 in cash compensation for Mr. Winn and $75,000 in cash compensation for Mr. Kavanaugh. During the year ended December 31, 2025, we will pay the consultant $175,000 in cash compensation for Mr. Winn and $75,000 for Mr. Kavanaugh.

We do not provide any named executive officer with pension benefits or nonqualified deferred compensation plans.

Equity-Based Compensation

As discussed above, the compensation committee may, from time to time pursuant to the Equity Incentive Plan, grant our named executive officers certain equity-based awards. These awards are designed to align the interests of our named executives with those of our stockholders, by allowing our named executive officers to share in the creation of value for our stockholders through capital appreciation and dividends. During the term of the Management Agreement, these awards provided a further benefit to us by enabling our Manager and its affiliates to attract, motivate and retain talented individuals. We currently do not have any equity ownership requirements or guidelines for our named executive officers.

We believe our compensation policies are particularly appropriate since we are an externally advised REIT. REIT regulations require us to pay at least 90% of our earnings to stockholders as dividends. As a result, we believe that our common stockholders are principally interested in receiving attractive risk-adjusted dividends and in the growth of dividends and market capitalization. Accordingly, we want to provide incentives to our named executive officers that rewards success in achieving these goals. Since we generally do not have the ability to retain earnings, we believe that equity-based awards serve to align the interests of our named executive officers with the interests of our stockholders since the value our named executive officers receive from these awards is largely dependent on the value of our common stock, the potential for appreciation of that value and our capability to pay dividends. Additionally, we believe that equity-based awards are consistent with our stockholders’ interest in market capitalization growth as these individuals will be incentivized to grow our market capitalization for stockholders over time. We believe that this alignment of interests provides an incentive to our named executive officers to implement strategies that will enhance our overall performance and promote growth in dividends and growth in our market capitalization.

The compensation committee does not use a specific formula to calculate the number of equity awards and other rights awarded to our named executive officers under our Equity Incentive Plan. The compensation committee does not explicitly set future award levels/opportunities on the basis of what the named executive officers earned from prior awards. While the compensation committee will take past awards (if any) into account, it will not solely base future awards in view of those past awards. Generally, in determining the specific amounts to be granted to an individual, the compensation committee will take into account factors such as our performance, the individual’s position, his or her contribution to our performance, and general market practices of our peers and similarly sized companies, as well as, during the term of the Management Agreement, the recommendations of our Manager.

Limitations on Hedging

Our Insider Trading Policy, among other goals, helps to ensure that our directors, officers and employees bear the full risks and benefits of stock ownership and is designed to promote compliance with insider trading laws, rules, regulations and applicable listing standards. Under the Insider Trading Policy, our directors, officers and employees may not engage in short sales, buying or selling puts or calls, buying financial instruments designed to hedge or offset any decrease in the market value of Company securities owned by the individual directly or indirectly (including prepaid variable forward contracts, equity swaps, collars and exchange funds), and frequent trading to take advantage of fluctuations in share price. A copy of our Insider Trading Policy was included as Exhibit 19.1 to our Annual Report on Form 10-K, filed with the SEC on February 27, 2025.

Summary Compensation Table

Pursuant to the Staffing Agreement, we pay the Consultant cash compensation for services provided by Mr. Kavanaugh, Mr. Winn and other non-executive employees. We do not provide any named executive officer with pension benefits or nonqualified deferred compensation plans. We did not provide Mr. Kavanaugh with any compensation during the year ended December 31, 2024.

The table below summarizes the total compensation paid or awarded to each of our named executive officers for the fiscal  years ended December 31, 2024 and 2023.

					All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Equity Awards ($)(1)	Compensation ($)	Total
Francis P. Kavanaugh, CEO and President(2)	2024	$75,000	$—	$190,000	$—	$265,000
	2023	—	—	—	—	—
C. Brent Winn, Jr., Chief Financial Officer	2024	$250,000	$—	$—	$—	250,000
	2023	250,000	—	—	—	250,000

(1)

The amounts in the Equity Awards column represent the aggregate grant date fair values, computed in accordance with FASB ASC Topic 718, of equity awards during the applicable fiscal year under the Company’s equity incentive plan.  During the year ended December 31, 2024, Mr. Kavanaugh was granted operating partnership units with a fair value on the grant date of $175,000 in lieu of a portion of his annual cash compensation.

(2)	Mr. Kavanaugh was appointed CEO and President on July 18, 2023 and did not accept any compensation during the year ended December 31, 2023.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal 2024 Year-End

	Option Awards					Stock Awards
			Equity incentive					Equity incentive	Equity incentive
			plan					plan	plan awards:
			awards:				Market value of	awards:	Market or payout
	Number of	Number of	Number of			Number of	shares of	Number of	value of unearned
	securities	securities	securities			shares or	units of	unearned shares,	shares,
	underlying	underlying	underlying			units of	stock	units or	units or other
	unexercised	unexercised	unexercised	Option	Option	stock that	that have	other rights	rights that
	options (#)	options (#)	unearned	exercise	expiration	have not	not	that have	have not
Name	exercisable	unexercisable	options (#)	price ($)	date	vested (#)	vested ($)	not vested (#)	vested ($)
Francis P. Kavanaugh	—	—	—	$—	—	—	$—	—	$—
C. Brent Winn, Jr.	—	—	—	$—	—	—	$—	—	$—

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

As of December 31, 2024, there were no unvested options, stock appreciation rights, stock awards, performance units, incentive awards or other equity-based awards (including LTIP units) outstanding.

Director Compensation

 During fiscal year 2024, our independent directors (excluding Mr. Finley) were each paid $15,000 in cash and $15,000 in shares of common stock. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors and any committees. Our directors who are also executive officers do not receive any additional compensation from us for acting as directors. Directors are eligible for awards under our Equity Incentive Plan, as described in detail below.

The following table sets forth information regarding the compensation paid or accrued by our company during 2024 to each of our directors:

	Fees
	Earned or
	Paid in	Stock
Name	Cash ($)	Awards ($) (1)	Total ($)
Francis P. Kavanaugh	$—	$—	$—
Marc Carlson (2)	—	—	—
Neil P. Farmer	15,000	15,000	30,000
Alfred Lee Finley	15,000	15,000	30,000
David Lunin	15,000	15,000	30,000
Kory Kramer (2)	—	—	—
Emanuel D. Neuman	15,000	15,000	30,000
Timothy P. O'Brien(3)	15,000	15,000	30,000
Charles S. Pearson, Jr.(3)	15,000	15,000	30,000
	$90,000	$90,000	$180,000

(1)

The amounts in the Stock Awards column represent the aggregate grant date fair values, computed in accordance with FASB ASC Topic 718, of stock awards during the applicable fiscal year under the Company’s Equity Incentive Plan.

(2)	Messrs. Carlson and Kramer are not included in this table because they joined the Board during fiscal year 2025.
(3)	Messrs. O’Brien and Pearson resigned from the Board on June 26, 2024.

Pay Versus Performance

Our Chief Executive Officer is the principal executive officer (“PEO”). As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between “compensation actually paid” to our PEO and to our other named executive officers (the “non-PEO NEOs”)

and certain financial performance measures of the Company. Compensation actually paid, as determined under SEC requirements, does not reflect the actual amount of compensation earned by or paid to our executive officers during a covered year.

							Value of Initial
	Summary		Summary		Average Summary	Average	Fixed $100
	Compensation	Compensation	Compensation	Compensation	Compensation	Compensation	Investment
	Table Total	Actually Paid	Table Total	Actually Paid	Table Total	Actually Paid	Based on Total
	for PEO	to PEO	for PEO	to PEO	for Non-	to Non-PEO	Shareholder	Net Income
Year	(Kavanaugh)[1,2]	(Kavanaugh)[3]	(Messier)[1,2]	(Messier)[4]	PEO NEOs[5]	NEOs[6]	Return[7]	(Loss)[8]
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2024	$265,000	$265,000	$—	$—	$250,000	$250,000	$71.16	$27,524
2023	—	—	—	—	112,903	112,903	55.37	(4,571,279)
2022	—	—	63,300	63,300	211,472	211,472	58.89	(4,769,241)
1

Mr. Messier served as the Company’s Chief Executive Officer during fiscal year 2022 and during fiscal year 2023 until July 18, 2023. Mr. Kavanaugh was appointed as the Company’s interim President and Chief Executive Officer, effective July 18, 2023, and he was appointed as the Company’s President and Chief Executive Officer on a permanent basis on October 18, 2023.

2

The dollar amounts reported in columns (b) and (d) are the amounts of total compensation reported for Messrs. Kavanaugh and Messier, respectively, in the “Total” column of the Summary Compensation Table in the applicable year. We did not provide Mr. Kavanaugh with any compensation during the year ended December 31, 2023.

3

The dollar amounts reported in column (c) represent the amount of “compensation actually paid” to Mr. Kavanaugh in fiscal years 2024, 2023 and 2022, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to Mr. Kavanaugh during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to Mr. Kavanaugh’s total compensation for each year to determine the compensation actually paid:

	FY2024	FY2023	FY2022
Total Compensation for PEO as reported in the Summary Compensation Table for the covered fiscal year	$265,000	$—	$—
Deduct pension values reported in the “Change in Pension and Nonqualified Deferred Compensation Earnings” column in the Summary Compensation Table for the covered fiscal year	—	—	—
Deduct grant date fair value of equity awards reported in the “Stock Awards” column in the Summary Compensation Table for the covered fiscal year	$190,000	—	$—
Add actuarial present value of pension value attributable to covered fiscal year’s service	—	—	—
Add the entire cost of benefits granted (or credit for benefits reduced) in a plan amendment (or initiation) during the covered fiscal year that are attributed by the benefit formula to services rendered in periods prior to the plan amendment or initiation	—	—	—
Add fair value as of the end of the covered fiscal year of all equity awards granted during the covered fiscal year that are outstanding and unvested as of the end of such covered fiscal year	—	—	—
Add fair value as of the vesting date of any awards granted in the covered fiscal year that vested during the covered fiscal year	$190,000	—	$—
Add dividends or other earnings paid on stock or option awards in the covered fiscal year prior to the vesting date that are not otherwise included in the total compensation for the covered fiscal year	—	—	—
Add the change in fair value (whether positive or negative) as of the end of the covered fiscal year (from the end of the prior fiscal year) of any equity awards granted in any prior fiscal year that are outstanding and unvested as of the end of such covered fiscal year	—	—	—
Add the change in fair value (whether positive or negative) as of the vesting date (from the end of the prior fiscal year) of any equity awards granted in any prior fiscal year for which all applicable vesting conditions were satisfied during the covered fiscal year	—	—	—

Subtract the fair value of any equity awards granted in a prior fiscal year that failed to meet the applicable vesting conditions in the covered fiscal year determined as of the end of the prior fiscal year	—	—	—
Compensation Actually Paid to PEO	$265,000	$—	$—

4

The dollar amounts reported in column (e) represent the amount of “compensation actually paid” to Mr. Messier in fiscal years 2023, 2022 and 2021, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to Mr. Messier during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to Mr. Messier’s total compensation for each year to determine the compensation actually paid:

	FY2024	FY2023	FY2022
Total Compensation for PEO as reported in the Summary Compensation Table for the covered fiscal year	$—	$—	$63,300
Deduct pension values reported in the “Change in Pension and Nonqualified Deferred Compensation Earnings” column in the Summary Compensation Table for the covered fiscal year	—	—	—
Deduct grant date fair value of equity awards reported in the “Stock Awards” column in the Summary Compensation Table for the covered fiscal year	$—	—	$63,300
Add actuarial present value of pension value attributable to covered fiscal year’s service	—	—	—
Add the entire cost of benefits granted (or credit for benefits reduced) in a plan amendment (or initiation) during the covered fiscal year that are attributed by the benefit formula to services rendered in periods prior to the plan amendment or initiation	—	—	—
Add fair value as of the end of the covered fiscal year of all equity awards granted during the covered fiscal year that are outstanding and unvested as of the end of such covered fiscal year	—	—	—
Add fair value as of the vesting date of any awards granted in the covered fiscal year that vested during the covered fiscal year	$—	—	$63,300
Add dividends or other earnings paid on stock or option awards in the covered fiscal year prior to the vesting date that are not otherwise included in the total compensation for the covered fiscal year	—	—	—
Add the change in fair value (whether positive or negative) as of the end of the covered fiscal year (from the end of the prior fiscal year) of any equity awards granted in any prior fiscal year that are outstanding and unvested as of the end of such covered fiscal year	—	—	—
Add the change in fair value (whether positive or negative) as of the vesting date (from the end of the prior fiscal year) of any equity awards granted in any prior fiscal year for which all applicable vesting conditions were satisfied during the covered fiscal year	—	—	—
Subtract the fair value of any equity awards granted in a prior fiscal year that failed to meet the applicable vesting conditions in the covered fiscal year determined as of the end of the prior fiscal year	—	—	—
Compensation Actually Paid to PEO	$—	$—	$63,300
5

The dollar amounts reported in column (f) represent the average of the amounts reported for the Company’s non-PEO NEOs as a group in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the NEOs included for the purpose of calculating the average amounts in each applicable year are as follows: (1) for fiscal year 2024, Mr. C. Brent Winn, Jr. (2) for fiscal year 2023, Messrs. C. Brent Winn, Jr., William R. Elliott, and Colin M. Elliott; and (3) for fiscal year 2022, Messrs. William R. Elliott, C. Brent Winn, Jr., and Colin M. Elliott.

6

The dollar amounts reported in column (g) represent the average amount of “compensation actually paid” to the non-PEO NEOs as a group, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual average amount of compensation earned by or paid to the non-PEO NEOs as a group during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to average total compensation for the non-PEO NEOs as a group for each year to determine the compensation actually paid:

	FY2024	FY2023	FY2022
Total Average Compensation for non-PEO NEOs as reported in the Summary Compensation Table for the covered fiscal year	$250,000	$112,903	$211,472
Deduct pension values reported in the “Change in Pension and Nonqualified Deferred Compensation Earnings” column in the Summary Compensation Table for the covered fiscal year	—	—	—
Deduct grant date fair value of equity awards reported in the “Stock Awards” column in the Summary Compensation Table for the covered fiscal year	—	—	$73,300
Add actuarial present value of pension value attributable to covered fiscal year’s service	—	—	—
Add the entire cost of benefits granted (or credit for benefits reduced) in a plan amendment (or initiation) during the covered fiscal year that are attributed by the benefit formula to services rendered in periods prior to the plan amendment or initiation	—	—	—
Add fair value as of the end of the covered fiscal year of all equity awards granted during the covered fiscal year that are outstanding and unvested as of the end of such covered fiscal year	—	—	—
Add fair value as of the vesting date of any awards granted in the covered fiscal year that vested during the covered fiscal year	—	—	$73,300
Add dividends or other earnings paid on stock or option awards in the covered fiscal year prior to the vesting date that are not otherwise included in the total compensation for the covered fiscal year	—	—	—
Add the change in fair value (whether positive or negative) as of the end of the covered fiscal year (from the end of the prior fiscal year) of any equity awards granted in any prior fiscal year that are outstanding and unvested as of the end of such covered fiscal year	—	—	—
Add the change in fair value (whether positive or negative) as of the vesting date (from the end of the prior fiscal year) of any equity awards granted in any prior fiscal year for which all applicable vesting conditions were satisfied during the covered fiscal year	—	—	—
Subtract the fair value of any equity awards granted in a prior fiscal year that failed to meet the applicable vesting conditions in the covered fiscal year determined as of the end of the prior fiscal year	—	—	—
Compensation Actually Paid to non-PEO NEOs	$250,000	$112,903	$211,472
7

Total Shareholder Return in column (h) is cumulative for the measurement periods beginning on December 31, 2021 and ending on December 31 of each of 2024, 2023 and 2022, respectively, calculated in accordance with Item 201(e) of Regulation S-K.

8The dollar amounts reported in column (i) represent the amount of net income (loss) reflected in the Company’s audited financial statements for the applicable fiscal year.

Relationship Between Financial Performance Measures and Executive Compensation

The graphs below describe the relationship between compensation actually paid to our PEOs and the average of the compensation actually paid to our non-PEO NEOs (as calculated above) and our financial and stock performance for the indicated years.

Compensation Actually Paid vs. Total Shareholder Return

The following graph compares the compensation actually paid to our PEOs, the average of the compensation actually paid to our non-PEO NEOs and the Company’s total shareholder return performance.

Compensation Actually Paid vs. Net Loss

The following graph compares the compensation actually paid to our PEOs and the average of the compensation actually paid to our non-PEO NEOs with our net loss.

Timing of Grants of Options and Similar Awards

Options and awards with option-like features are granted at regularly scheduled compensation committee meetings. Dates for compensation committee meetings are usually set during the prior year, and the timing of meetings and awards is unrelated to the release of material nonpublic information.

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

		Number of	Number of
		Shares	OP Units		Percentage
		Beneficially	Beneficially	Percentage	of all Shares
Name of Beneficial Owner	Title of Class	Owned	Owned	of all Shares(1)	and OP Units(2)
Named Executive Officers and Directors(3)
Francis P. Kavanaugh(4)(5)	Common Stock & OP Units	236,000	19,348	17.4%	18.5%
Marc Carlson	Common Stock	101,039	—	7.5%	7.3%
Neil Farmer	Common Stock	11,758	—	* %	* %
Kory Kramer	Common Stock	101,039	—	7.5%	7.3%
David Lunin	Common Stock	3,566	—	* %	* %
Emanuel Neuman	Common Stock	11,878	—	* %	* %
Alfred Lee Finley(6)	Common Stock	166,269	—	12.3%	12.1%
C. Brent Winn, Jr.(7)	Common Stock	52,659	—	3.9%	3.8%
All Current Directors and Executive Officers as a Group (8 persons)		583,169	19,348	43.0%	43.7%

(1)	Based on 1,352,409 shares of common stock outstanding as of April 25, 2025.
(2)	Based on 1,352,409 shares of common stock outstanding and 24,169 Operating Partnership Units outstanding that are redeemable for shares of common stock as of April 25, 2025.
(3)	The address of each beneficial owner is P.O. Box 8436, Richmond, VA 23226.
(4)

Number of shares of common stock and Operating Partnership Units beneficially owned includes 19,348 Operating Partnership Units that were issued to Mr. Kavanaugh on January 18, 2024, and which became redeemable for shares of common stock on January 18, 2025. The number of Operating Partnership Units beneficially owned by Mr. Kavanaugh excludes 208,696 Operating Partnership Units that were issued to Mr. Kavanaugh on March 28, 2024, but which will not be redeemable until the later of March 28, 2025 or the receipt of shareholder approval, 160,000 Operating Partnership Units that were issued to Mr. Kavanaugh on October 11, 2024, but which will not be redeemable until the later of October 11, 2025 or the receipt of shareholder approval, 14,547 Operating Partnership Units that were issued to Mr. Kavanaugh on January 15, 2025, but which will not be redeemable until January 15, 2026, 209,600 Operating Partnership Units that were issued to Mr. Kavanaugh on January

24, 2025, but which will not be redeemable until the later of January 24, 2026 or the receipt of shareholder approval and 251,600 Operating Partnership Units that were issued to Mr. Kavanaugh on February 21, 2025, but which will not be redeemable until the later of February 21, 2026 or the receipt of shareholder approval.

(5)

On August 8, 2023, the Board of Directors granted a waiver of the ownership limitations in Article VI of the Company’s Articles of Incorporation to permit Mr. Kavanaugh and any of his affiliates to own up to 20.0 % in the aggregate of the outstanding shares of capital stock of the Company, as set forth in, and subject to the terms and conditions in, that certain letter, dated August 8, 2023, from Mr. Kavanaugh to the Board.

(6)

On November 4, 2022, the Board of Directors granted a waiver of the ownership limitations in Article VI of the Company’s Articles of Incorporation to permit Mr. Finley to own up to 15.05% in the aggregate of the outstanding shares of capital stock of the Company, as set forth in, and subject to the terms and conditions in, that certain letter, dated October 27, 2022, from Mr. Finley to the Board.

(7)

On January 23, 2025, the Board of Directors granted a waiver of the ownership limitations in Article VI of the Company’s Articles of Incorporation to permit Mr. Winn to own up to 4.9% in the aggregate of the outstanding shares of capital stock of the Company, as set forth in, and subject to the terms and conditions in, that certain letter, dated January 20, 2025, from Mr. Winn to the Board.

 Equity Compensation Plan Information

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (1)
Equity compensation plans approved by security holders	—	—	2,447
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,447

(1)

As of December 31, 2024.  Pursuant to the terms of the Equity Incentive Plan, on each January 1 during the term of the Equity Incentive Plan, the maximum number of shares of common stock that may be issued under the Equity Incentive Plan increases by 8% of any additional shares of common stock or interests in the Operating Partnership issued in the preceding calendar year. As of January 1, 2025, the shares available for issuance under the Equity Incentive Plan was adjusted to 50,343 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Under this policy, our audit committee is responsible for reviewing and approving or ratifying each related person transaction or proposed related person transaction. In determining whether to approve or ratify a related person transaction, the audit committee is required to consider all relevant facts and circumstances of the related person transaction available to the audit committee and to approve only those related person transactions that are in, or not inconsistent with, the best interests of the Company and its stockholders, as the audit committee determines in good faith. No member of the audit committee is permitted to participate in any consideration of a related person transaction with respect to which that member or any of his or her immediate family is a related person. A copy of our related person transaction policy was filed as Exhibit 19.1 to our Annual Report on Form 10-K for the year ended December 31, 2024 and is available in the Corporate Governance section of our website at http://medalistreit.com.

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

Central Avenue Property

On March 28, 2024, MDR Central Avenue, LLC, a wholly owned subsidiary of our Operating Partnership, closed on the acquisition of that certain tract of real property containing a building with a physical address of 3535 North Central Avenue, Chicago, IL 60634 (the “Central Avenue Property”) from RMP 353 N. Central Ave. LLC, a Delaware limited liability company (“RMP”), for a purchase price of $2,400,000, exclusive of closing costs, paid with a combination of (i) 208,696 OP Units, valued at approximately $11.50 per OP Unit; and (ii) $15,209 in cash on hand to cover RMP’s transaction costs (such as title/escrow fees, transfer taxes, legals fees, etc.). The purchase price was determined based on the appraised value of the Central Avenue Property, as determined by an independent appraiser hired by us, and the number of OP Units issued as part of the purchase price was determined by dividing $2,400,000 by $11.50, which represents an 8.5%  premium over the $10.60 per share closing price of our common stock on the Nasdaq Capital Market on February 15, 2024, the date we and RMP entered into the purchase and sale agreement relating to the Central Avenue Property. Pursuant to the Agreement of Limited Partnership of the Operating Partnership, as amended, the OP Units are redeemable for cash or, at the Operating Partnership’s option, shares of our common stock on a one-for-one basis; however, pursuant to the related subscription agreement between the Operating Partnership and RMP, RMP may not redeem the OP Units for shares of the Company’s common stock unless such redemption is approved by a majority of the votes cast on the matter at a meeting of the stockholders of the Company or by written consent of the stockholders of the Company in lieu of a special meeting to the extent permitted by applicable state and federal law. The sole manager and member of RMP is CWS BET Seattle, LP, a Delaware limited partnership, a company controlled and owned by Francis P. Kavanaugh, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors.

United Rentals Property

On February 21, 2025, MDR Dan Tibbs Road, LLC (“MDR Dan Tibbs Road”), a wholly owned subsidiary of our Operating Partnership, closed on the acquisition of that certain tract of real property located at 376 Dan Tibbs Road NW, Huntsville, Madison County, Alabama 35806 containing a 7,500 square foot building occupied by United Rentals, Inc. (the “Dan Tibbs Road Property or the “United Rentals Property”), pursuant to that certain Contribution Agreement, dated as of December 14, 2024, by and between the Operating Partnership and Dionysus Investments, LLC, a California limited liability company (“Dionysus”), as assigned by that certain Assignment and Assumption of Contribution Agreement, dated as of February 21, 2025, by and between the Operating Partnership and MDR Dan Tibbs Road, and as amended by that certain First Amendment to Contribution Agreement (the “First Amendment to Contribution Agreement”), dated as of February 21, 2025, by and between Dionysus and MDR Dan Tibbs Road (as amended by the First Amendment to Contribution Agreement, the “Contribution Agreement”), for a purchase price of $3,145,000, exclusive of closing costs, paid in a combination of (i) 251,600 operating partnership units in the Operating Partnership (the “OP Units”), valued at approximately $12.50 per OP Unit; and (ii) $42,446 in cash on hand to cover our Operating Partnership’s transaction costs (such as prorated rent, commissions, title/escrow fees, transfer taxes, legals fees, etc.).  The Purchase Price was determined based on the appraised value of the United Rentals Property, as determined by an independent appraiser hired by the Company, and the number of OP Units issued as part of the purchase price was determined by dividing $3,145,000 by $12.50, which represents the closing price of the

Company’s common stock on the Nasdaq Capital Market on December 13, 2024.  The manager of Dionysus is Fort Ashford Funds, LLC, a California limited liability company whose manager is Francis P. Kavanaugh, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors.

Buffalo Wild Wings Property

On January 24, 2025, MDR Bowling Green, LLC (“MDR Bowling Green”), a wholly owned subsidiary of our Operating Partnership, closed on the acquisition of that certain tract of real property containing a building occupied by Buffalo Wild Wings, with a physical address of 2545 Scottsville Road, Bowling Green, KY 42104 (the “Scottsville Road Property” or the “Buffalo Wild Wings Property”), pursuant to that certain Contribution Agreement, dated as of December 14, 2024, by and between the Operating Partnership and CWS BET Seattle L.P., a California limited partnership (“CWS”), as assigned by that certain Assignment and Assumption of Contribution Agreement, dated as of January 24, 2025, by and between the Operating Partnership and MDR Bowling Green, and as amended by that certain First Amendment to Contribution Agreement (the “First Amendment to Contribution Agreement”), dated as of January 24, 2025, by and between CWS and MDR Bowling Green (as amended by the First Amendment to Contribution Agreement, the “Contribution Agreement”), for a purchase price of $2,620,000, exclusive of closing costs, paid in a combination of (i) 209,600 operating partnership units in the Operating Partnership (the “OP Units”), valued at approximately $12.50 per OP Unit; and (ii) $47,429 in cash on hand to cover our Operating Partnership’s transaction costs (such as prorated rent, commissions, title/escrow fees, transfer taxes, legals fees, etc.).  The Purchase Price was determined based on the appraised value of the Scottsville Road Property, as determined by an independent appraiser hired by the Company, and the number of OP Units issued as part of the purchase price was determined by dividing $2,620,000 by $12.50, which represents the closing price of the Company’s common stock on the Nasdaq Capital Market on December 13, 2024. The general partner of CWS is Fort Ashford Funds, LLC, a California limited liability company whose manager is Francis P.  Kavanaugh, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors.

Director Independence

Our Board of Directors currently consists of seven members. A majority of the members of our Board of Directors are, and were during fiscal year 2024, independent under the Nasdaq Capital Market Listing Standards. One of our current directors, Mr. Kavanaugh is our President and Chief Executive Officer and we do not consider him to be an independent director. Our other current directors, Messrs. Farmer, Finley, Kramer, Lunin, and Neuman, qualify as “independent directors” as defined under the rules of the Nasdaq Capital Market. All directors serving during fiscal year 2024, other than Francis P. Kavanaugh, were independent of the Company under the Nasdaq Capital Market Listing Standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The following table presents the aggregate fees billed by Cherry Bekaert LLP for each of the services listed below for the fiscal years ended December 31, 2024 and 2023.

	2023	2024
Audit Fees(1)	$212,012	$244,614
Audit-Related Fees(2)	—	18,375
Tax Fees(3)	90,826	59,092
Total	$302,838	$322,081

(1)

Audit fees consist of the aggregate fees billed for professional services rendered by Cherry Bekaert LLP and its affiliates in connection with its audit of our consolidated financial statements, and certain additional services associated with our public equity offerings, including reviewing registration statements and the issuance of comfort letters and consents.

(2)

Audit-related fees consist of the aggregate fees billed for professional services rendered by Cherry Bekaert LLP and its affiliates in connection with audits required in connection with property acquisitions.

(3)	Tax preparation fees consist of the aggregate fees billed for professional services rendered by Cherry Bekaert LLP and its affiliates in connection with the preparation of tax returns for the Company.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(b) Exhibits.

The list of exhibits filed with this Amendment is set forth in the Exhibit Index below.

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

19.1	Medalist Diversified REIT, Inc. Insider Trading Policy ***
21.1	List of Subsidiaries ***

23.1	Consent of Cherry Bekaert LLP ***
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. ***
97.1	Medalist Diversified REIT, Inc. Clawback Policy, effective October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 6, 2024).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL †
101.SCH	Inline XBRL Taxonomy Extension Schema Document †
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document †
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document †
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit) †

†Filed herewith.

* Previously filed with the Amendment to the Registrant’s Registration Statement on Form S-11 filed by the Registrant with the Securities and Exchange Commission on October 5, 2018.

** Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

*** Previously filed or furnished with the Original Form 10-K.

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

MEDALIST DIVERSIFIED REIT, INC.

Date: April 28, 2025	By:	/s/ Francis P. Kavanaugh
Francis P. Kavanaugh
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Francis P. Kavanaugh	President, Chief Executive Officer and Chairman of the Board	April 28, 2025
Francis P. Kavanaugh	(principal executive officer)

/s/ C. Brent Winn, Jr.	Chief Financial Officer	April 28, 2025
C. Brent Winn, Jr.	(principal accounting officer and principal financial officer)

/s/ Marc Carlson	Director	April 28, 2025
Marc Carlson

/s/ Neil P. Farmer	Director	April 28, 2025
Neil P. Farmer

/s/ Lee Finley	Director	April 28, 2025
Lee Finley

/s/ Kory Kramer	Director	April 28, 2025
Kory Kramer

/s/ David Lunin	Director	April 28, 2025
David Lunin

/s/ Emanuel Neuman	Director	April 28, 2025
Emanuel Neuman