Form 10-Q
period 2025-03-31
Medalist Diversified REIT, Inc.
filed 2025-05-08
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding at May 7, 2025 was 1,352,409.

Medalist Diversified REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended March 31, 2025

PART I.FINANCIAL INFORMATION

Item 1.   Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investment properties, net	$68,704,691	$64,424,038
Cash	2,744,002	4,776,021
Restricted cash	1,494,207	1,296,715
Rent and other receivables, net of allowance of $0 as of March 31, 2025 and December 31, 2024, respectively	249,892	331,096
Assets held for sale	397,367	—
Unbilled rent	1,161,671	1,114,365
Intangible assets, net	2,539,786	2,187,732
Other assets	938,050	967,735
Total Assets	$78,229,666	$75,097,702

LIABILITIES
Accounts payable and accrued liabilities	$1,209,428	$1,185,809
Intangible liabilities, net	1,419,487	1,420,364
Mortgages payable, net	49,755,505	50,001,062
Mandatorily redeemable preferred stock, net	—	1,488,221
Total Liabilities	$52,384,420	$54,095,456

EQUITY
Common stock, $0.01 par value, 750,000,000 shares authorized, 1,355,239 and 1,345,260 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	$13,552	$13,453
Additional paid-in capital	54,565,731	54,450,272
Offering costs	(3,466,270)	(3,404,055)
Accumulated deficit	(37,121,866)	(36,027,063)
Total Stockholders' Equity	13,991,147	15,032,607
Noncontrolling interests - Parkway Property	401,352	414,869
Noncontrolling interests - Operating Partnership	11,452,747	5,554,770
Total Equity	$25,845,246	$21,002,246
Total Liabilities and Equity	$78,229,666	$75,097,702

See notes to unaudited condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
REVENUE
Retail center property revenues	$1,492,447	$1,849,617
Flex center property revenues	680,563	664,067
Single tenant net lease property revenues	148,630	57,955
Total Revenue	$2,321,640	$2,571,639

OPERATING EXPENSES
Retail center property operating expenses	$429,724	$428,259
Flex center property operating expenses	207,703	144,673
Single tenant net lease property operating expenses	21,927	7,708
Bad debt expense	1,321	14,056
Share based compensation expenses	397,182	277,500
Legal, accounting and other professional fees	426,569	393,078
Corporate general and administrative expenses	353,341	296,794
Loss on impairment	61,803	—
Depreciation and amortization	965,211	1,012,476
Total Operating Expenses	2,864,781	2,574,544
Gain on disposal of investment property	—	2,819,502
Loss on extinguishment of debt	—	(51,837)
Loss on redemption of mandatorily redeemable preferred stock	(9,375)	—
Operating (Loss) Income	(552,516)	2,764,760
Interest expense	573,016	876,748
Net (Loss) Income from Operations	(1,125,532)	1,888,012
Other income	126,874	44,889
Other expense	28,226	—
Net (Loss) Income	(1,026,884)	1,932,901
Less: Net income attributable to Hanover Square Property noncontrolling interests	—	457,184
Less: Net (loss) income attributable to Parkway Property noncontrolling interests	(4,517)	6,562
Less: Net (loss) income attributable to Operating Partnership noncontrolling interests	(15,541)	111,757
Net (Loss) Income Attributable to Medalist Common Stockholders	$(1,006,826)	$1,357,398

Earnings per common share - basic	$—	$1.22
Weighted-average number of shares - basic	—	1,116,590

Earnings per common share - diluted	$—	$1.21
Weighted-average number of shares - diluted	—	1,124,070

Loss per common share - basic and diluted	$(0.74)	$—
Weighted-average number of shares - basic and diluted	1,357,050	—

Dividends paid per common share	$0.065	$0.020

See notes to unaudited condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2025 and 2024

(Unaudited)

	For the three months ended March 31, 2025
	Common Stock						Noncontrolling Interests
						Total
			Additional	Offering	Accumulated	Stockholders'	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Partnership	Total Equity
Balance, January 1, 2025	1,345,260	$13,453	$54,450,272	$(3,404,055)	$(36,027,063)	$15,032,607	$414,869	$5,554,770	$21,002,246

Share based compensation	18,469	$184	$221,998	$—	$—	$222,182	$—	$175,000	$397,182
Common stock repurchases	(8,490)	(85)	(106,539)	—	—	(106,624)	—	—	(106,624)
Offering costs	—	—	—	(62,215)	—	(62,215)	—	—	(62,215)
Net loss	—	—	—	—	(1,006,826)	(1,006,826)	(4,517)	(15,541)	(1,026,884)
Dividends and distributions	—	—	—	—	(87,977)	(87,977)	(9,000)	(26,482)	(123,459)
Noncontrolling interests	—	—	—	—	—	—	—	5,765,000	5,765,000

Balance, March 31, 2025	1,355,239	$13,552	$54,565,731	$(3,466,270)	$(37,121,866)	$13,991,147	$401,352	$11,452,747	$25,845,246

	For the three months ended March 31, 2024
	Common Stock						Noncontrolling Interests
						Total	Hanover
			Additional	Offering	Accumulated	Stockholders'	Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2024	1,109,405	$11,094	$51,525,303	$(3,350,946)	$(35,864,693)	$12,320,758	$119,140	$453,203	$837,320	$13,730,421

Share based compensation	8,910	$89	$87,411	$—	$—	$87,500	$—	$—	$190,000	$277,500
Redemption of operating partnership units	—	—	—	—	—	—	—	—	(61,589)	(61,589)
Net income	—	—	—	—	1,357,398	1,357,398	457,184	6,562	111,757	1,932,901
Dividends and distributions	—	—	—	—	(22,341)	(22,341)	(479,856)	(8,100)	(653)	(510,950)
Noncontrolling interests	—	—	—	—	—	—	(56,472)	—	2,400,000	2,343,528

Balance, March 31, 2024	1,118,315	$11,183	$51,612,714	$(3,350,946)	$(34,529,636)	$13,743,315	$39,996	$451,665	$3,476,835	$17,711,811

See notes to unaudited condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) Income	$(1,026,884)	$1,932,901

Adjustments to reconcile consolidated net (loss) income to net cash flows from operating activities
Depreciation	828,196	840,461
Amortization	137,015	172,015
Loan cost amortization	29,180	23,767
Mandatorily redeemable preferred stock issuance cost and discount amortization	2,404	64,126
Amortization of lease incentives	742	741
Above (below) market lease amortization, net	(50,785)	(64,422)
Bad debt expense	1,321	14,056
Share-based compensation	397,182	277,500
Loss on impairment	61,803	—
Loss on extinguishment of debt	—	51,837
Loss on redemption of mandatorily redeemable preferred stock	9,375	—
Gain on disposal of investment property	—	(2,819,502)

Changes in assets and liabilities
Rent and other receivables, net	79,883	45,232
Unbilled rent	(62,764)	(1,869)
Other assets	29,685	19,365
Accounts payable and accrued liabilities	23,619	(63,767)
Net cash flows from operating activities	459,972	492,441

CASH FLOWS FROM INVESTING ACTIVITIES

Investment property acquisitions	(89,875)	(145,345)
Capital expenditures	(137,589)	(226,662)
Cash received from disposal of investment property, net	—	3,110,149
Net cash flows from investing activities	(227,464)	2,738,142

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(123,459)	(510,950)
Repayment of line of credit, short term	—	(1,000,000)
Operating partnership unit redemption	—	(61,589)
Repayment of mortgages payable	(274,737)	(331,215)
Redemption of mandatorily redeemable preferred stock	(1,500,000)	—
Offering costs paid related to common stock offering	(62,215)	—
Repurchases of common stock, including costs and fees	(106,624)	—
Net cash flows from financing activities	(2,067,035)	(1,903,754)

(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,834,527)	1,326,829
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	6,072,736	3,809,605
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$4,238,209	$5,136,434

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	2,744,002	3,637,400
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in condensed consolidated balance sheets	1,494,207	1,499,034
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statements of cash flows	$4,238,209	$5,136,434

Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid	$576,397	$865,664

Non-cash transactions:
Issuance of operating partnership units for Citibank Acquisition	$—	$2,400,000
Issuance of operating partnership units for Buffalo Wild Wings and United Rentals Acquisitions	5,765,000	—
Transfer of investment properties, net, to assets held for sale	397,367	—

See notes to unaudited condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.      Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of March 31, 2025, the REIT, through the Operating Partnership, owned and operated 12 developed properties consisting of four retail center properties, three flex center properties, and five single tenant net lease (“STNL”) properties, and three undeveloped parcels.

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

The Company previously owned 84% of the Shops at Hanover Square North, a 73,440 square foot retail property located in Mechanicsville, Virginia (the “Hanover Square Shopping Center Property”) and the 0.86 acre outparcel (the “Hanover Square Outparcel” and together with the Hanover Square Shopping Century Property, the “Hanover Square Property”) as a tenant in common with a noncontrolling owner, which owned the remaining 16% interest. On March 13, 2024, the Company, and its tenant in common partner, sold the Hanover Square Shopping Center Property. The Company and its tenant in common partner retained ownership of the Hanover Square Outparcel. On March 25, 2024, the Company purchased its tenant in common partner’s 16% interest in the Hanover Square Outparcel (see Note 3, below). Collectively, the sale of the Hanover Square Shopping Center and the acquisition of the tenant in common partner’s 16% interest in the Hanover Square Outparcel are referenced herein as the “Hanover Square Transactions”.

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

The Company owns five STNL properties consisting of (i) the Citibank Property, a 4,350 square foot single tenant building on 0.45 acres located in Chicago, Illinois (the “Citibank Property”), (ii) the Buffalo Wild Wings Property, a 5,933 square foot single tenant building on 1.82 acres located in Bowling Green, Kentucky (the “Buffalo Wild Wings Property”), (iii) the United Rentals Property, a 7,529 square foot single tenant building on 3.01 acres located in Huntsville, Alabama (the “United Rentals Property”), (iv) the East Coast Wings building, a 5,000 square foot single tenant building on approximately 0.89 acres located in Goldsboro, North Carolina (the “East Coast Wings Property”), and (v) the T-Mobile building, a 3,000 square foot single tenant building on approximately 0.78 acres located in Goldsboro, North Carolina (the “T-Mobile Property”). The East Coast Wings Property and the T-Mobile Property are both located on outparcels adjacent to the Ashley Plaza Property.

The Company also owns three undeveloped parcels which are currently being marketed for lease as STNL properties including (i) an outparcel at its Lancer Center Property consisting of approximately 1.80 acres (the “Lancer Outparcel”), (ii) an outparcel at its Salisbury Marketplace Property consisting of approximately 1.20 acres (the “Salisbury Outparcel”) (the exact size of the Lancer Outparcel and Salisbury Outparcel will not be determined until a user is identified), and (iii) the Hanover Square Outparcel (as defined above).

The Company prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). References to the condensed consolidated financial statements and references to individual financial statements included herein, reference the condensed consolidated financial statements or the respective individual financial statement. All material balances and transactions between the consolidated entities of the Company have been eliminated.  The unaudited condensed consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Company was formed to acquire, reposition, renovate, lease and manage income-producing properties.  The Company’s current primary focus is on (i) managing its legacy portfolio consisting of  retail and flex-industrial properties in secondary and tertiary markets in Virginia, North Carolina, and South Carolina, (ii) managing and expanding its STNL portfolio in geographic markets across the United States, and (iii) implementing a program by which the Company will act as a sponsor of Delaware Statutory Trust (DST) investment offerings. The Company may also pursue, in an opportunistic manner, other real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, indirect investments in real property, such as those that may be obtained in a joint venture. While these types of investments are not intended to be a primary focus, the Company may make such investments at the discretion of the Company’s Board of Directors (the “Board”).

2.Summary of Significant Accounting Policies

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

Details of the deferred costs, net of amortization, arising from the Company’s purchases of its investment properties are as follows:

	March 31, 2025
	(unaudited)	December 31, 2024
Intangible Assets, net
Leasing commissions	$910,411	$760,175
Legal and marketing costs	71,301	68,721
Above market leases	89,409	66,056
Leases in place	1,468,665	1,292,780
	$2,539,786	$2,187,732

Intangible Liabilities, net
Below market leases	$(1,419,487)	$(1,420,364)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the three months ended March 31, 2025 and 2024, respectively, were as follows:

	For the three months ended
	March 31,
	2025	2024
	(unaudited)	(unaudited)
Amortization of above market leases	$(6,147)	$(15,434)
Amortization of below market leases	56,932	79,856
	$50,785	$64,422

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during three months ended March 31, 2025 and 2024, respectively, were as follows:

	For the three months ended
	March 31,
	2025	2024
	(unaudited)	(unaudited)
Leasing commissions	$(42,512)	$(46,507)
Legal and marketing costs	(6,558)	(11,846)
Leases in place	(87,945)	(113,662)
	$(137,015)	$(172,015)

As of March 31, 2025 and December 31, 2024, the Company’s accumulated amortization of leasing commissions, leases in place and legal and marketing costs totaled $2,061,071 and $2,149,522, respectively. During the three months ended March 31, 2025 and 2024, the Company wrote off $225,466 and $122,360, respectively, in accumulated amortization related to fully amortized intangible assets.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the
	remaining nine
	months ending
	December 31,
	2025	2026	2027	2028	2029	2030-2041	Total
Intangible Assets
Leasing commissions	$126,354	$132,185	$113,267	$91,842	$79,052	$367,711	$910,411
Legal and marketing costs	18,462	14,488	9,245	6,533	4,978	17,595	71,301
Above market leases	19,007	19,844	18,757	14,680	8,342	8,779	89,409
Leases in place	252,417	247,835	201,512	153,303	132,041	481,557	1,468,665
	$416,240	$414,352	$342,781	$266,358	$224,413	$875,642	$2,539,786

Intangible Liabilities
Below market leases	$(148,738)	$(171,477)	$(154,568)	$(132,557)	$(130,253)	$(681,894)	$(1,419,487)

Impairment

The Company reviews its investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted cash flows plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges against income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as projected future operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the three months ended March 31, 2025 and 2024, that would result in the projected value of the Company’s investment properties being below their carrying value.

However, tenant defaults and early lease terminations can also result in the recognition of impairment.  As a result of certain tenant-specific events (as described below) during the three months ended March 31, 2025, the Company recorded a loss on impairment of $61,803.  No such loss on impairment was recorded during the three months ended March 31, 2024.

Investment Properties

During the three months ended March 31, 2025, three tenants notified the Company of their intent to terminate their leases early. The Company determined that the carrying value of tenant improvements and capitalized leasing commissions associated with these leases, which was recorded as a component of investment properties on the Company’s condensed consolidated balance sheets, should be written off and recorded a loss on impairment of $46,345 for the three months ended March 31, 2025.  This amount is included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2025. No such loss on impairment was recorded for the three months ended March 31, 2024.

Intangible Assets

The Company also reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually.  No such loss on impairment arising from intangible assets was recorded for the three months ended March 31, 2025 and 2024.

Unbilled Rent

The Company also reviews the unbilled rent asset recorded on the Company’s condensed consolidated balance sheets for impairment to determine if any amounts may not be recoverable.  During the three months ended March 31, 2025, the Company recorded a loss on impairment of $15,458 related to previously recognized straight-line rent related to the three tenants who terminated their lease early.  These amounts are included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2025.  No such loss on impairment arising from unbilled rent was recorded for the three months ended March 31, 2024.

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during three months ended March 31, 2025 and 2024, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions’ credit worthiness in conjunction with balances on deposit to minimize risk. As of March 31, 2025, the Company held two cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $1,733,924.  As of December 31, 2024, the Company held four cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $3,802,408.

Restricted cash represents amounts held by the Company for tenant security deposits, escrow deposits held by lenders for real estate taxes and insurance premiums, and capital reserves held by lenders for investment property capital improvements.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of March 31, 2025 and December 31, 2024, the Company reported $249,257 and $245,060, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes and insurance premiums. As of March 31, 2025 and December 31, 2024, the Company reported $234,141 and $108,611, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions and tenant improvements. As of March 31, 2025 and December 31, 2024, the Company reported $1,010,809 and $943,044, respectively, in capital property reserves.

	March 31, 2025	December 31,
Property and Purpose of Reserve	(unaudited)	2024
Ashley Plaza Property – maintenance and leasing cost reserve	378,072	337,187
Brookfield Center Property – maintenance and leasing cost reserve	106,407	95,325
Franklin Square Property – leasing costs	526,330	510,532
Total	$1,010,809	$943,044

Share Retirement

ASC 505-30-30-8 provides guidance on accounting for share retirement and establishes two alternative methods for accounting for the purchase price paid in excess of par value. The Company has elected the method by which the excess between par value and the purchase price, including costs and fees, is recorded to additional paid in capital on the Company’s condensed consolidated balance sheets. During the three months ended March 31, 2025, the Company repurchased 8,490 Common Shares at a total cost of $106,624, including $216 in fees associated with this repurchase, and at an average price of $12.53 per Common Share (excluding the impact of fees). Of the total repurchase price, $85 was recorded to Common Shares and the difference, $106,539, was recorded to additional paid in capital on the Company’s condensed consolidated balance sheet. No such amounts were recorded during the three months ended March 31, 2024.

Revenue Recognition

Retail, Flex, and Single Tenant Net Lease Property Revenues

The Company recognizes minimum rents from its retail center properties, flex center properties and STNL properties on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the condensed consolidated balance sheets. As of March 31, 2025 and December 31, 2024, the Company reported $1,161,671 and $1,114,365, respectively, in unbilled rent.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, on the condensed consolidated statements of operations under the captions "Retail center property revenues”, “Flex center property revenues,” and “Single tenant net lease property revenues.” This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs allowable under each Tenant’s lease by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives payments for these reimbursements from substantially all its tenants on a monthly basis throughout the year.

The Company recognizes differences between previously estimated recoveries and the estimated final billed amounts in the year in which the amounts become final. Since these differences are determined annually under the leases and accrued as of December 31 in the year earned, no such revenues were recognized during the three months ended March 31, 2025 and 2024.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, any unrecovered intangibles and other assets are written off as a loss on impairment. (See Impairment, above.). The Company did not receive any lease termination fees during the three months ended March 31, 2024.  During three months ended March 31, 2025, the Company received a $103,529 termination fee from a tenant in the Company’s Franklin Square  Property.  The Company recorded this lease termination fee as other income on the Company’s condensed consolidated statements of operation for the three months ended March 31, 2025.

Rent and other receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of March 31, 2025 and December 31, 2024, the Company’s allowance for uncollectible rent totaled $0, which are comprised of amounts specifically identified based on management’s review of individual tenants’ outstanding receivables.  Management determined that no additional general reserve is considered necessary as of March 31, 2025 and December 31, 2024, respectively.

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

Prior to the Hanover Square Transactions, an outside party held a noncontrolling interest in the Hanover Square Property (consisting of both the Hanover Square Shopping Center and the Hanover Square Outparcel) in which the Company owned an 84% tenancy in common interest through its subsidiary and the outside party owned a 16% tenancy in common interest. The Hanover Square Property’s net income was allocated to the noncontrolling ownership interest based on its 16% ownership. During the three months ended March 31, 2025, the Company did not own the Hanover Square Shopping Center and did not record any revenues or expenses associated with the Hanover Square Shopping Center. During the three months ended March 31, 2024, 16% of the Hanover Square Property’s net income (including the gain on the disposal of the Hanover Square Shopping Center) of $2,857,400, or $457,184, was allocated to the noncontrolling ownership interest.

The second noncontrolling interest is in the Parkway Property in which the Company owns an 82% tenancy in common interest through its subsidiary and an outside party owns an 18% tenancy in common interest. The Parkway Property's net loss is allocated to the noncontrolling ownership interest based on its 18% ownership. During the three months ended March 31, 2025, 18% of the Parkway Property's net loss of $25,090, or $4,517, was allocated to the noncontrolling ownership interest.  During the three months ended March 31, 2024, 18% of the Parkway Property’s net income of $36,453, or $6,562, was allocated to the noncontrolling ownership interest.

The third noncontrolling ownership interest consists of the common units of the Operating Partnership (the “OP Units”) that are not held by the REIT. On January 15, 2025, the Company issued 14,547 OP Units to Francis P. Kavanaugh, representing a portion of his 2025 compensation. On January 24, 2025, the Company issued 209,600 OP Units at a value of $12.50 per unit as consideration for the purchase of the Buffalo Wild Wings Property. On February 21, 2025, the Company issued 251,600 OP Units at a value of $12.50 per unit as consideration for the purchase of the United Rentals Property.

As of March 31, 2025 and December 31, 2024, there were 868,611 and 392,864 OP Units outstanding, respectively, not held by the REIT. As of March 31, 2025 and December 31, 2024, respectively, 24,169 and 4,820 of the OP Units not held by the REIT were convertible to Common Shares. Outstanding OP Units have been adjusted for the Reverse Stock Split (as defined below). (See Note 7, below).

The OP Units not held by the REIT represent 39.06% and 22.60% of the outstanding OP Units as of March 31, 2025 and December 31, 2024, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of OP Units not owned by the Company by the total number of OP Units outstanding. The noncontrolling interest ownership percentage will change as additional Common Shares are issued by the REIT, or additional OP Units are issued or as OP Units are exchanged for Common Shares. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net (loss) income is allocated to the noncontrolling OP Unit holders based on their ownership interest.

During the three months ended March 31, 2025, a weighted average of 24.30% of the Operating Partnership’s net loss of $63,962, or $15,541, was allocated to the noncontrolling unit holders.  During the three months ended March 31, 2024, a weighted average of 4.40% of the Operating Partnership’s net income of $2,538,177, or $111,757, was allocated to the noncontrolling OP Unit holders.

Reclassifications

Outstanding Shares

All per share amounts, Common Shares outstanding, OP Units outstanding, and stock-based compensation amounts for all periods presented reflect the Company’s one-for-ten reverse stock split (the “Reverse Stock Split”) and five-for-one forward stock split (the “Forward Stock Split”) which were both effective July 2, 2024 (see Completion of 1-for-10 Reverse Stock Split and 5-for-1 Forward Stock Split under Note 7, below.) The effect of the Reverse Stock Split and the Forward Stock Split are retroactively applied in the accompanying condensed consolidated financial statements and these notes to the unaudited condensed consolidated financial statements.

Recent Accounting Pronouncements

Since its initial public offering, the Company elected to be classified as an emerging growth company in its periodic reporting to the SEC, and accordingly followed the private company implementation dates for new accounting pronouncements.  Beginning with the year ended December 31, 2023, the Company is no longer classified as an emerging growth company.  As such, the Company has elected to follow scaled disclosure requirements applicable to smaller reporting companies.

Accounting standards that have been recently issued or proposed by the Financial Accounting Standards Board or other standard-setting bodies are not currently applicable to the Company or are not expected to have a significant impact on the Company's financial position, results of operations and cash flows.

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

3.      Investment Properties

Investment properties consist of the following:

	March 31, 2025	December 31,
	(unaudited)	2024
Land	$15,437,261	$14,733,611
Site improvements	3,152,927	2,668,442
Buildings and improvements (1)	63,280,431	59,526,896
Investment properties at cost (2)	81,870,619	76,928,949
Less accumulated depreciation	13,165,928	12,504,911
Investment properties, net	$68,704,691	$64,424,038

(1)	Includes tenant improvements (both those acquired as part of the acquisition of the properties and those constructed after the properties’ acquisition), capitalized leasing commissions and other capital costs incurred post-acquisition.
(2)	Excludes intangible assets and liabilities (see Note 2, above, for a discussion of the Company’s accounting treatment of intangible assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $828,196 and $840,461 for the three months ended March 31, 2025 and 2024, respectively.

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

Details of these deferred costs, net of depreciation are as follows:

	March 31, 2025	December 31,
	(unaudited)	2024
Capitalized tenant improvements – acquisition cost allocation, net	$2,204,238	$1,972,830
Capitalized tenant improvements incurred subsequent to acquisition, net	913,764	969,020
Capitalized tenant improvements considered to be lease incentives	25,939	26,681

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $108,654 and $136,155 for the three months ended March 31, 2025 and 2024, respectively.  During the three months ended March 31, 2025, the Company recorded $340,062 in tenant improvements arising from the acquisitions of the Buffalo Wild Wings Property and the United Rentals Property. During the three months ended March 31, 2024, the Company recorded $47,211 in tenant improvements arising from the acquisition of the Citibank Property.

During the three months ended March 31, 2025 and 2024, the Company recorded $45,000 and $110,630, respectively, in capitalized tenant improvements.  Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $75,033 and $64,077 for the three months ended March 31, 2025 and 2024, respectively. During three months ended March 31, 2025, the Company wrote off capitalized tenant improvements incurred subsequent to acquisition of $25,223 associated with a tenant that terminated its lease. No such write offs were recorded during the three months ended March 31, 2024.

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

The Company generally records depreciation of capitalized leasing commissions incurred and paid by the Company subsequent to the acquisition of an investment property on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	March 31, 2025	December 31,
	(unaudited)	2024
Capitalized leasing commissions, net	$864,091	$876,908

During the three months ended March 31, 2025 and 2024, the Company recorded $63,354 and $54,963, respectively, in capitalized leasing commissions. Depreciation on capitalized leasing commissions was $55,049 and $45,839 for the three months ended March 31, 2025 and 2024, respectively. Additionally, the Company wrote off capitalized leasing commissions of $21,122 associated with early terminated leases (see Note 2) during three months ended March 31, 2025.  No such write offs were recorded during three months ended March 31, 2024.

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

During February 2025, the Company committed to a plan to sell the Hanover Square Outparcel. As a result, as of March 31, 2025, the Company reclassified the assets associated with the Hanover Square Outparcel as assets held for sale. The Company believed that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Hanover Square Outparcel for any periods, including the three months ended March 31, 2025, the period during which the Hanover Square Outparcel has been classified as assets held for sale

As of March 31, 2025 and December 31, 2024, assets held for sale consisted of the following:

	March 31, 2025	December 31,
	(unaudited)	2024
Investment properties, net	$397,367	$—
Total assets held for sale	$397,367	$—

As of March 31, 2025 and December 31, 2024, the Company did not have any liabilities associated with its assets held for sale.

Sale of investment property

On March 13, 2024, the Company sold the Hanover Square Shopping Center Property to an unrelated third party for a sale price of $13.0 million, less credits for repairs of $85,000, resulting in a gain on disposal of investment properties of $2,819,502 reported on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2024.

The Company reports properties that either were previously disposed of or are currently held for sale in continuing operations in the Company’s condensed consolidated statements of operations if the disposition, or anticipated disposition, of the assets does not represent a shift in the Company’s investment strategy. The Company’s sale of the Hanover Square Shopping Center Property does not constitute a change in the Company’s investment strategy, which continues to include retail center properties as a targeted asset class.

Operating results of the Hanover Square Shopping Center Property which are included in continuing operations, are as follows:

	For the three months ended
	March 31,
	2025	2024
	(unaudited)	(unaudited)
Revenue
Retail center property revenues	$—	$307,325
Total Revenue	—	307,325

Operating Expenses
Retail center property operating expenses	—	88,342
Total Operating Expenses	—	88,342
Gain on disposal of investment properties	—	2,819,502
Loss on extinguishment of debt	—	51,837
Operating Income	—	2,986,648
Interest expense	—	129,248
Net Income	—	2,857,400
Less: Net income attributable to Hanover Square Property noncontrolling interests	—	457,184
Less: Net income attributable to Operating Partnership noncontrolling interests	—	105,610
Net Income Attributable to Medalist Common Stockholders	$—	$2,294,606

2025 Property Acquisitions

Buffalo Wild Wings Property

On January 24, 2025, the Company completed its acquisition of the Buffalo Wild Wings Property, a 5,933 square foot single tenant building on 1.82 acres located in Bowling Green, Kentucky, through a wholly-owned subsidiary, from CWS BET Seattle, LP. The general partner of CWS BET Seattle, LP is Fort Ashford Funds, LLC, a California limited liability company controlled and owned by Frank Kavanaugh, the Company’s President and Chief Executive Officer and the Chairman of the Board. The Buffalo Wild Wings Property, built in 2018, was 100% leased to Buffalo Wild Wings as of March 31, 2025. The purchase price for the Buffalo Wild Wings Property was $2,620,000 paid through the issuance of 209,600 OP Units at a price of $12.50 per OP Unit. The purchase price was determined by an independent, third-party appraisal obtained by the Company.  Pursuant to the Related Person Transaction Policy, the Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.  The Company’s total investment was $2,667,429. The Company incurred $47,429 of closing costs which were capitalized and added to the tangible assets acquired.

United Rentals Property

On February 21, 2025, the Company completed its acquisition of the United Rentals Property, a 7,529 square foot single tenant building on 3.01 acres located in Huntsville, Alabama, through a wholly-owned subsidiary, from Dionysus Investments, LLC. The manager of Dionysus Investments, LLC is Fort Ashford Funds, LLC, a California limited liability company controlled and owned by Frank Kavanaugh, the Company’s President and Chief Executive Officer and the Chairman of the Board. The United Rentals Property, built in 2008, was 100% leased to United Rentals as of March 31, 2025. The purchase price for the United Rentals Property was $3,145,000 paid through the issuance of 251,600 OP Units at a price of $12.50 per OP Unit. The purchase price was determined by an independent, third-party appraisal obtained by the Company.  Pursuant to the Related Person Transaction Policy, the Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.  The Company’s total investment was $3,187,446. The Company incurred $42,446 of closing costs which were capitalized and added to the tangible assets acquired.

Buffalo	United

	Wild Wings		Rentals
	Property		Property		Total
Fair value of assets acquired:
Investment property (a)	$2,501,345		$2,914,369		$5,415,714
Lease intangibles (b)	222,139		273,077		495,216
Below market lease (b)	(56,055)		—		(56,055)
Fair value of net assets acquired (c)	$2,667,429		$3,187,446		$5,854,875

Purchase consideration:
Consideration paid with cash (d)	$47,429		$42,446		$89,875
Consideration paid with OP Units	2,620,000	(e)	3,145,000	(f)	5,765,000
Total consideration (g)	$2,667,429		$3,187,446		$5,854,875

a.	Represents the fair value of the investment property acquired which includes land, buildings, site improvements and tenant improvements. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing costs were allocated and added to the fair value of the tangible assets acquired.
b.	Represents the fair value of lease intangibles. Lease intangibles include leasing commissions, leases in place, below market leases and legal and marketing costs associated with replacing existing leases.
c.	Represents the total fair value of assets and liabilities acquired at closing.
d.	Represents cash paid for closing costs paid at closing or directly by the Company outside of closing.
e.	Represents issuance of 209,600 OP Units at $12.50 per Operating Partnership Unit. See Note 7, below.

f.	Represents issuance of 251,600 OP Units at $12.50 per Operating Partnership Unit. See Note 7, below.

g.	Represents the consideration paid for the fair value of the assets and liabilities acquired.

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

	NCI Interest in
	Hanover Square	Citibank
	Outparcel (a)	Property		Total
Fair value of assets acquired:
Investment property	$100,891	$2,298,373	(a)	$2,399,264
Lease intangibles	—	245,837	(b)	245,837
Below market leases	—	(99,756)	(b)	(99,756)
Fair value of net assets acquired	$100,891	$2,444,454	(c)	$2,545,345

Purchase consideration:
Consideration paid with cash	$100,891	$44,454	(d)	$145,345
Consideration paid with OP Units	—	2,400,000	(e)	2,400,000
Total consideration	$100,891	$2,444,454	(f)	$2,545,345

NCI Interest in Hanover Square Outparcel

a.	Represents the total acquisition cost of the land acquired. Closing costs were allocated and added to the fair value of the tangible assets acquired.

Citibank Property

a.	Represents the fair value of the investment property acquired which includes land, buildings, site improvements and tenant improvements. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing costs were allocated and added to the fair value of the tangible assets acquired.
b.	Represents the fair value of lease intangibles. Lease intangibles include leasing commissions, leases in place, above market leases and legal and marketing costs associated with replacing existing leases.
c.	Represents the total fair value of assets and liabilities acquired at closing.
d.	Represents cash paid for closing costs paid at closing or directly by the Company outside of closing.
e.	Represents issuance of 208,695 OP Units at $11.50 per Operating Partnership Unit. See Note 7, below.

f.	Represents the consideration paid for the fair value of the assets and liabilities acquired.

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

The Company classified the mandatorily redeemable preferred stock as a liability in accordance with ASC Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying condensed consolidated statements of operations (see Note 5, below, for a discussion of interest expense associated with the mandatorily redeemable preferred stock).

For all periods during which the mandatorily redeemable preferred stock was outstanding, the Company paid a cash dividend on the stock equal to 8% per annum, paid quarterly.

Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $2,404 and $64,126 was included in interest expense for the three months ended March 31, 2025 and 2024, respectively, in the accompanying condensed consolidated statements of operations. Accumulated amortization of the discount and deferred financing costs was $0 and $1,127,339 as of March 31, 2025 and December 31, 2024, respectively.

As of March 31, 2025 and December 31, 2024, the Company recorded $0 and $21,334, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock. This amount is reported in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets.

On November 25, 2024, the Company completed a partial redemption of 140,000 shares of its mandatorily redeemable preferred stock.  The redemption price was $25.00 per share, plus $0.05 per share of accrued dividends.  The Company used proceeds from the private placement of OP Units and cash on hand to fund the $3,527,160 for the partial redemption and accrued dividends.  As a result of the redemption, the Company recorded a loss on redemption of mandatorily redeemable preferred stock of $47,680 for the year ended December 31, 2024, which represented the unamortized discount and deferred financing costs associated with the redeemed mandatorily redeemable preferred shares.

On January 10, 2025, the Company completed the final redemption of the remaining 60,000 shares of its mandatorily redeemable preferred stock.  The redemption price was $25.00 per share, plus $0.44 per share of accrued dividends.  The Company used proceeds from the private placement of Common Shares to fund the $1,526,500 for the final redemption and accrued dividends.  As a result of the final redemption, the Company recorded a loss on redemption of mandatorily redeemable preferred stock of $9,375 for the three months ended March 31, 2025, which represented the unamortized discount and deferred financing costs associated with the redeemed mandatorily redeemable preferred shares.  No such loss on redemption was recorded for the three months ended March 31, 2024.

5.      Loans Payable

Mortgages Payable

The Company’s mortgages payable, net consists of the following:

				March 31,
	Monthly	Interest		2025	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2024
Franklin Square (a)	$61,800	3.808%	December 2031	$13,190,572	$13,250,000
Ashley Plaza (b)	$52,795	3.75%	September 2029	10,399,841	10,460,350
Brookfield Center (c)	$22,876	3.90%	November 2029	4,451,365	4,476,429
Parkway Center (d)	$28,161	Variable	November 2031	4,798,645	4,814,563
Wells Fargo Mortgage Facility (e)	$103,438	4.50%	June 2027	17,395,602	17,509,420
Unamortized issuance costs, net				(480,520)	(509,700)
Total mortgages payable, net				$49,755,505	$50,001,062
(a)	The mortgage loan for the Franklin Square Property in the principal amount of $13,250,000 has a ten-year term and a maturity date of December 6, 2031. The mortgage loan bears interest at a fixed rate of 3.808% and was interest only until January 6, 2025, at which time the monthly payment became $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage loan includes covenants for the Company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and for the Company to maintain liquid assets of no less than $1,000,000. As of March 31, 2025 and December 31, 2024, the Company believes that it is compliant with these covenants. The Company has guaranteed the payment and performance of the obligations of the mortgage loan.

(b)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. Effective on December 26, 2023, the Company assumed certain guaranty obligations under the Ashley Plaza mortgage loan related to the Guaranty Substitution (see below). These obligations include covenants for the Company to maintain a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property, and for the Company to maintain liquid assets of no less than $1,140,000. As of March 31, 2025 and December 31, 2024, the Company believes that it is compliant with these covenants.
(c)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90% and was interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. Effective on December 26, 2023, the Company assumed certain guaranty obligations under the Brookfield Property mortgage loan related to the Guaranty Substitution (see below). These obligations include covenants for the Company to maintain a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Property, and for the Company to maintain liquid assets of no less than $485,000. As of March 31, 2025 and December 31, 2024, the Company believes that it is compliant with these covenants.
(d)	The interest rate for the mortgage loan for the Parkway Property was originally based on ICE LIBOR plus 225 basis points, with a minimum rate of 2.25%. After the discontinuation of LIBOR on June 30, 2023, the ICE LIBOR index was replaced by Term SOFR, with an adjusted margin of 236.44 basis points. Under the terms of the mortgage, the interest rate payable each month shall not change by greater than 1% during any six-month period and 2% during any 12-month period. As of March 31, 2025 and December 31, 2024 the rate in effect for the Parkway Property mortgage was 6.69% and 6.92%, respectively. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule. The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis. As of March 31, 2025 and December 31, 2024, the Company believes that it is compliant with this covenant.
(e)	On June 13, 2022, the Company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property. On October 2, 2024, the Company and Wells Fargo Bank, National Association, entered into an Amendment to the Wells Fargo Mortgage Facility that added, as cross collateral, the Citibank Property. The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule, is $103,438. The Company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a combined minimum debt yield of 9.5% on the Salisbury Marketplace Property, the Lancer Center Property, the Greenbrier Business Center Property, and the Citibank Property, and the maintenance of liquid assets of not less than $1,500,000. As of March 31, 2025 and December 31, 2024, the Company believes that it is compliant with these covenants.

Loss on Extinguishment of Debt – Hanover Square Property Mortgage Payable

On March 13, 2024, the Company sold the Hanover Square Shopping Center Property and repaid the mortgage loan for the Hanover Square Property. The Company accounted for the repayment of the mortgage payable under debt extinguishment accounting in accordance with ASC 470. During the three months ended March 31, 2024, the Company recorded a loss on extinguishment of debt of $51,837 consisting of unamortized loan issuance costs. No such loss was recorded during the three months ended March 31, 2025.

Interest rate protection transaction

On October 28, 2021, the Company entered into an interest rate protection transaction to limit its exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property (the “Interest Rate Protection Transaction”).  Under this agreement, the Company’s interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%. Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR.  As of March 31, 2025 and December 31, 2024, SOFR was 4.32% and 4.33%, respectively.  In accordance with the guidance on derivatives and hedging, the Company records all derivatives on the balance sheet at fair value under other assets. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of the Interest Rate Protection Transaction is valued by an independent, third-party consultant which uses observable inputs such as yield curves, volatilities and other current market data, all of which are considered Level 2 inputs. As of March 31, 2025 and December 31, 2024, the fair value of the Interest Rate Protection Transaction was $89,164 and $117,390, respectively, and is recorded under other assets on the Company’s condensed consolidated balance sheets. The Company reports changes in the fair value of the derivative in other income on its condensed consolidated statements of operations.

For the period from September 1, 2022 through June 30, 2023, LIBOR, and for the period from July 1, 2023 through March 31, 2025, SOFR, exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced the Company’s net interest expense. Payments to the Company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on the Company’s condensed consolidated statements of operations for the March 31, 2025 and 2024.

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

On October 2, 2024, the Company, through its wholly-owned subsidiaries, entered into an amended and restated Revolving Line of Credit Note with Wells Fargo Bank, National Association that increased the line of credit from $1,500,000 to $4,000,000 (the “Expanded Wells Fargo Line of Credit”). Outstanding balances on the Expanded Wells Fargo Line of Credit will bear interest at a floating rate of 3.10% above Daily Simply SOFR, which, with respect to any day (a “SOFR Rate Day”) means a rate per annum equal to SOFR for the day that is two U.S. Government Securities Business Days prior to (i) if such SOFR Rate Day is a U.S. Government Securities Business Day, such SOFR Rate Day or (ii) if such SOFR Rate Day is not a U.S. Government Securities Business Day, the U.S. Government Securities Business Day immediately preceding such SOFR Rate Day, subject to certain exceptions. A U.S. Government Securities Business Day is any day except for Saturday, Sunday or a day on which the Securities Industry and Financial Markets Association, or any successor thereto, recommends that the fixed income departments of its members be closed for the entire day for purposes of trading in United States government securities. As of March 31, 2025 and December 31, 2024, SOFR was 4.32% and 4.33%, respectively.

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

As of March 31, 2025 and December 31, 2024 the Expanded Wells Fargo Line of Credit had an outstanding balance of $0.

On April 28, 2025 the Company terminated the Expanded Wells Fargo Line of Credit and Wells Fargo Bank released its security interest in the Citibank Property.

Interest expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the three months ended March 31, 2025
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$125,777	$7,093	$—	$—	$132,870
Ashley Plaza	97,877	4,358	—	—	102,235
Brookfield Center	43,563	2,838	—	—	46,401
Parkway Center	80,314	2,756	(12,425)	—	70,645
Wells Fargo Mortgage Facility	196,494	12,135	—	—	208,629
Wells Fargo Line of Credit	—	—	—	2,500	2,500
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	2,404	—	5,066	7,470
Other interest	—	—	—	2,266	2,266
Total interest expense	$544,025	$31,584	$(12,425)	$9,832	$573,016

	For the three months ended March 31, 2024
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$127,541	$7,093	$—	$—	$134,634
Hanover Square	129,248	—	—	—	129,248
Ashley Plaza	101,156	4,358	—	—	105,514
Brookfield Center	44,988	2,837	—	—	47,825
Parkway Center	85,675	2,757	(20,787)	—	67,645
Wells Fargo Mortgage Facility	203,598	6,722	—	15,144	225,464
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	64,126	—	100,000	164,126
Other interest	—	—	—	2,292	2,292
Total interest expense	$692,206	$87,893	$(20,787)	$117,436	$876,748

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of March 31, 2025			As of December 31, 2024
			Accumulated			Accumulated
			amortization of			amortization
	Accrued		capitalized	Accrued		of capitalized
	interest		issuance costs	interest		issuance costs
Franklin Square	$43,254		$94,573	$43,448		$87,480
Ashley Plaza	—		97,327	—		92,969
Brookfield Center	—		62,432	—		59,594
Parkway Center	26,741		37,673	27,753		34,917
Wells Fargo Mortgage Facility	—		84,766	—		72,631
Amortization and accrued preferred stock dividends on mandatorily redeemable preferred stock	—	(1)	—	21,334	(1)	1,127,339
Total	$69,995		$376,771	$92,535		$1,474,930
(1)	Recorded as accrued interest under accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of March 31, 2025 are as follows:

Mortgages Payable
For the remaining nine months ending December 31, 2025	$813,032
2026	1,135,990
2027	17,275,861
2028	716,791
2029	13,854,649
Thereafter	16,439,702
Total principal payments and debt maturities	50,236,025
Less unamortized issuance costs	(480,520)
Net principal payments and debt maturities	$49,755,505

6.      Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of March 31, 2025 are as follows:

For the remaining nine months ending December 31, 2025	$5,754,936
2026	6,216,708
2027	5,257,942
2028	4,439,857
2029	3,292,311
Thereafter	7,915,126
Total minimum rents	$32,876,880

7.      Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 Common Shares, and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 60.94% and 77.40% interest in the Operating Partnership as of March 31, 2025 and December 31, 2024, respectively. Limited partners in the Operating Partnership who have held their OP Units for one year or longer have the right to redeem their common OP Units for cash or, at the REIT’s option, Common Shares at a ratio of OP Unit for one common share. Under the Agreement of Limited Partnership, distributions to OP Unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per OP Unit as dividends per share are paid to the REIT’s holders of Common Shares.

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

Completion of 1-for-10 Reverse Stock Split and 5-for-1 Forward Stock Split

On July 2, 2024, the Company completed a reverse stock split of its Common Shares, and a corresponding adjustment to the outstanding common units of the Operating Partnership at a ratio of 1-for-10 (the “Reverse Stock Split”). The Reverse Stock Split took effect at 5:00 p.m. Eastern Time on July 2, 2024 (the “Reverse Stock Split Effective Time”) and automatically converted every ten Common Shares outstanding at that time into one Common Share.

The Reverse Stock Split affected all holders of Common Shares uniformly and did not affect any common stockholder’s percentage ownership interest in the Company, except for de minimis changes as a result of the elimination of fractional shares, as described below. Holders of Common Shares were not required to take any action as a result of the Reverse Stock Split. Their accounts were automatically adjusted to reflect the number of shares owned.

Also on July 2, 2024, and immediately following the Reverse Stock Split, the Company completed a forward stock split of its Common Shares, and a corresponding adjustment to the outstanding common units of the Operating Partnership, at a ratio of 5-for-1 (the “Forward Stock Split” and, together with the Reverse Stock Split, the “Stock Splits”). The Forward Stock Split took effect at 5:01 p.m. Eastern Time on July 2, 2024 (the “Forward Stock Split Effective Time”) and automatically converted every one share of Common Stock outstanding at that time into five shares of Common Stock. The Forward Stock Split affected all holders of Common Stock uniformly and did not affect any common stockholder’s percentage ownership interest in the Company.

As a result of the Stock Splits, the number of Common Shares outstanding was reduced from 2,236,631 to 1,118,315 shares as of the Forward Stock Split Effective Time.

For stockholders of record, no fractional shares were issued in connection with the Reverse Stock Split. Instead, each stockholder that otherwise would have received fractional shares received, in lieu of such fractional shares, cash in an amount equal to the applicable fraction multiplied by the closing price of the Common Shares on Nasdaq on July 2, 2024 (as adjusted for the Reverse Stock Split). For beneficial stockholders, fractional shares resulting from the Reverse Stock Split were retained and applied to the Forward Stock Split. Any fractional shares remaining after the Forward Stock Split were retired for cash in an amount equal to the applicable fraction multiplied by the closing price of the Common Shares on Nasdaq on July 2, 2024 (as adjusted for the Reverse Stock Split). The redemption of 225 fractional shares further reduced the number of Common Shares outstanding to 1,118,090 shares immediately following the effectiveness of the Reverse Stock Split and the Forward Stock Split.

At the Reverse Stock Split Effective Time and the Forward Stock Split Effective Time, the aggregate number of Common Shares available for awards under the Company’s 2018 Equity Incentive Plan and the terms of outstanding awards were ratably adjusted to reflect the Reverse Stock Split and the Forward Stock Split, respectively.

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

The foregoing descriptions of the Articles of Amendment do not purport to be complete and are qualified in their entirety by reference to each amendment, copies of which are filed as Exhibit 3.6, Exhibit 3.7 and Exhibit 3.8, respectively, to the Annual Report on Form 10-K for the year ended December 31, 2024.

Common Stock Repurchase Plan

In December 2021, the Board approved a program to purchase up to 31,250 Common Shares in the open market, up to a maximum price of $76.80 per share. Under this authorization, the Company purchased 16,755 Common Shares at an average price of $16.61 per share in January 2022. In October 2023, the Board approved the purchase of an additional 100,000 shares. The repurchase program does not obligate the Company to acquire any particular amount of Common Shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. In March 2024, the Board authorized and adopted a 10b5-1 and Rule 10b-18 Stock Repurchase Agreement (the “10b5-1 Plan”) which, as amended, authorized the purchase of up to 35,265 shares at or below a price of $12.00 per share. The authorization under the 10b5-1 Plan expires on May 15, 2025 if not otherwise terminated or amended. The Company amended the 10b5-1 Plan on November 18, 2024 to revise the maximum price to $12.30 per share.  Under the 10b5-1 Plan, as of March 31, 2025, the Company has purchased 11,320 shares of common stock, $0.01 par value per share (“Common Shares”) at a total cost of $139,092 and at an average price of $12.29 per Common Share, including transaction fees. All repurchased Common Shares were retired in accordance with Maryland law.

Purchase (Trade) Date	Shares Purchased	Price Per Share	Total Cost (1)
August 6, 2024	2,830	$11.47	$32,467
February 3, 2025	2,830	12.33	34,886
February 10, 2025	2,830	12.32	34,872
March 19, 2025	2,830	13.03	36,867
Total	11,320	$12.29	$139,092
(1)	Total cost including transaction fees.

Common Shares and Operating Partnership Units Outstanding

As of March 31, 2025 and December 31, 2024, respectively, there were 2,223,850 and 1,738,124 OP Units outstanding, respectively, with the REIT owning 1,355,239 and 1,345,260 of these OP Units, respectively. The remaining 868,611 and 392,864, respectively, OP Units are held by noncontrolling, limited partners.  As of March 31, 2025 and December 31, 2024, respectively, there were 1,355,239 and 1,345,260 Common Shares of the REIT outstanding, respectively. As of March 31, 2025 and December 31, 2024 there were 24,169 and 4,820, respectively, OP Units held by noncontrolling, limited partners that were eligible for conversion to Common Shares.

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

On January 15, 2025, the Company's Compensation Committee approved a grant of 6,234 Common Shares to the Company's six independent directors, a grant of 2,000 Common Shares to two non-executive employees of the Company, a grant of 2,000 Common Shares to the  President and Chief Executive Officer of the Company, and a grant of 2,000 Common Shares to the Chief Financial

Officer of the Company.  In addition, the Company’s President and Chief Executive Officer elected to accept a portion of his 2025 compensation in the form of OP Units in lieu of cash, and the Compensation Committee approved a grant of 14,547 OP Units in lieu of a portion of his 2025 cash compensation.  The Company’s Chief Financial Officer elected to accept a portion of his 2025 compensation in the form of Common Shares, and the Compensation Committee approved a grant of 6,235 Common Shares in lieu of a portion of his 2025 cash compensation.  All Common Shares and OP Units were granted at $12.03 per share or unit, the closing price of the Company’s Common Shares on January 15, 2025. The Common Shares granted vested immediately and are unrestricted. The OP Units granted vested immediately but are not convertible to Common Shares until January 15, 2026. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares and OP Units vested immediately, the fair value of the grants, or $397,182, was recorded to share based compensation expense on the Company’s condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

On each January 1 during the term of the Equity Incentive Plan, the maximum number of Common Shares that may be issued under the Equity Incentive Plan will increase by eight percent (8%) of any additional Common Shares or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of Common Shares, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of any adjustment subsequent to January 1, 2020. As of January 1, 2025, the shares available for issuance under the plan was adjusted to 50,343 shares. As of March 31, 2025, there are 17,327 shares available for issuance under the Equity Incentive Plan.

Earnings per share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common stockholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of March 31, 2025 and 2024, there were 24,169 and 7,480 OP Units, respectively, held by noncontrolling, limited partners that were eligible to be converted, on a one-to-one basis, into Common Shares. The OP Units and the equivalent Common Shares attributable to the convertible debentures have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's income (loss) per common share is determined as follows:

	Three months ended March 31,
	2025	2024
	(unaudited)	(unaudited)
Basic and diluted shares outstanding
Weighted average Common Shares – basic	1,357,050	1,116,590
Effect of conversion of Operating Partnership Units	24,169	7,480
Weighted average Common Shares – diluted	1,381,219	1,124,070

Calculation of loss per share – basic and diluted
Net loss attributable to common stockholders	$(1,006,826)
Weighted average Common Shares – basic and diluted	1,357,050
Loss per share – basic and diluted	$(0.74)

Calculation of earnings per share – basic
Net income attributable to common stockholders		$1,357,398
Weighted average Common Shares – basic		1,116,590
Earnings per share – basic		$1.22

Calculation of earnings per share – diluted
Net income attributable to common stockholders		$1,357,398
Weighted average Common Shares – diluted		1,124,070
Earnings per share – diluted		$1.21

Dividends and Distributions

During the three months ended March 31, 2025, dividends in the amount of $0.065 per share were paid on January 23, 2025 to stockholders of record on January 20, 2025. During the three months ended March 31, 2024, dividends in the amount of $0.02 per share were paid on February 6, 2024 to stockholders of record on February 2, 2024. Total dividends paid to holders of Common Shares and distributions to noncontrolling interests paid during the three months ended March 31, 2025 and 2024, respectively, are as follows:

	Three months ended March 31,
	2025	2024
	(unaudited)	(unaudited)
Common stockholders (dividends)	$87,977	$22,341
Hanover Square Property noncontrolling interest (distributions)	—	479,856
Parkway Property noncontrolling interest (distributions)	9,000	8,100
Operating Partnership Unit holders (distributions)	26,482	653
Total dividends and distributions	$123,459	$510,950

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in North Carolina, South Carolina and Virginia, which represented approximately 96% of the total annualized base revenues of the properties in its portfolio as of March 31, 2025. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Interest Rate Risk

As of March 31, 2025, the interest rate environment remains elevated, significantly impacting the Company’s operations. The Federal Reserve has maintained a higher federal funds rate as part of its ongoing strategy to combat inflation. This situation has several implications for the Company, which is sensitive to a higher interest rate environment due to the Company’s reliance on debt financing. Higher interest rates increase the cost of borrowing for the Company, raising the expense associated with financing property acquisitions and developments. This could limit the ability to pursue new investments or expansions, potentially slowing growth. Additionally, refinancing existing debt in a high-rate environment could lead to increased costs. Elevated interest rates typically lead to higher capitalization rates, which can reduce property valuations. A decline in asset values may impact the net asset value (NAV) calculations, affecting investors’ perceptions and overall market confidence in the Company. The ongoing interest rate volatility may affect investor sentiment towards the Company, potentially leading to capital outflows as investors seek alternative investment opportunities with better risk-adjusted returns.

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

As of March 31, 2025 and December 31, 2024, all of the Company’s long-term debt either bore interest at fixed rates or was capped to a fixed rate. The Company’s debt obligations are more fully described in Note 5, Loans Payable, above.

Potential Impact of Tariffs and Trade Restrictions on Tenants and Our Business

Changes in international trade policies, including the imposition of tariffs, duties, import taxes, or other trade restrictions by the United States or foreign governments, could adversely impact the operations of our retail tenants.  Our tenants could source a substantial portion of their merchandise, raw materials, or manufacturing services from foreign countries. The imposition of new or increased tariffs on these goods, or retaliatory measures from trading partners, could increase costs for these tenants, potentially reducing their profitability and operational flexibility.  Increased costs may not be fully passed on to consumers, which could lead to lower sales volumes, compressed margins, and in some cases, store closures or bankruptcy filings. If a significant number of our tenants experience financial distress or reduce their physical retail presence, this could negatively affect our occupancy rates, rental income, and cash flows.

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

Litigation

The Company and its subsidiaries are, from time to time, parties to litigation arising from the ordinary course of their business. The Company is not presently subject to any material litigation nor, to its knowledge, is any other litigation threatened against the Company, including routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which would be covered by liability insurance and any of which collectively would not be expected to have a material adverse effect on the Company’s liquidity, results of operations or business or financial condition.

9.      Related Party Transactions

Citibank Property Acquisition

On March 28, 2024, the Company acquired the Citibank Property (see Note 3, above) from RMP 3535 N. Central Ave., LLC. The sole manager and member of RMP 3535 N. Central Ave., LLC is CWS BET Seattle, LP, a Delaware limited partnership, a company controlled and owned by Frank Kavanaugh, the Company’s President and Chief Executive Officer and Chairman of the Board. Pursuant to the Company’s Related Person Transaction Policy, the Company’s Audit Committee determined that the terms of the acquisition were those that would normally be agreed upon in an arms-length transaction.

Buffalo Wild Wings Property Acquisition

On January 24, 2025, the Company acquired the Buffalo Wild Wings Property (see Note 3, above) from Fort Ashford Funds, LLC. The sole manager and member of Fort Ashford Funds, LLC is CWS BET Seattle, LP, a Delaware limited partnership, a company controlled and owned by Frank Kavanaugh, the Company’s President and Chief Executive Officer and Chairman of the Board. Pursuant to the Company’s Related Person Transaction Policy, the Company’s Audit Committee determined that the terms of the acquisition were those that would normally be agreed upon in an arms-length transaction.

United Rentals Property Acquisition

On February 21, 2025, the Company acquired the United Rentals Property (see Note 3, above) from Dionysus Investments, LLC, a California limited liability company. Dionysus Investments, LLC is controlled and owned by Frank Kavanaugh, the Company’s President and Chief Executive Officer and Chairman of the Board. Pursuant to the Company’s Related Person Transaction Policy, the Company’s Audit Committee determined that the terms of the acquisition were those that would normally be agreed upon in an arms-length transaction.

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

Staffing Agreement

The Company has entered into the Staffing Agreement with the Consultant to employ staff on behalf of the Company.  The Consultant’s sole member is C. Brent Winn, Jr., the Company’s Chief Financial Officer.  Under the Staffing Agreement, the Company reimburses the Consultant for any approved employee’s salary, payroll taxes and benefits, including health insurance and retirement benefits, and related expenses. All expenses are reimbursed at cost and without a markup.

Other related parties

The Company paid Shockoe Properties, LLC, a subsidiary of Dodson Properties, LLC, (collectively, “Dodson Properties”), an entity in which William R. Elliott, one of the owners of the Company’s former Manager, held a 6.32% interest, an annual property management fee of up to 3% of the monthly gross revenues of the Company’s retail center and flex center properties.  These fees were paid in arrears on a monthly basis. Effective on July 31, 2024, the Company terminated the services of Dodson Properties for the Lancer Center, Greenbrier Business Center, Salisbury and Parkway properties.  Effective on August 31, 2024, the Company terminated the services of Dodson Properties for the Ashley Plaza, Brookfield and Franklin Square properties.  During the three months ended March 31, 2025 and 2024, the Company paid property management fees of $0 and $70,825, respectively, to Dodson Properties.  In addition, pursuant to a separate agreement dated November 1, 2017 between Dodson Properties and Mr. Elliott, Mr. Elliott received a fee equal to 5% of the property management fees paid by the Company to Dodson Properties or its affiliates.

10.      Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. During the three months ended March 31, 2025 and 2024, the Company’s reportable segments consisted of retail center properties, flex center properties and STNL properties. These segments align with how the CODM evaluates performance and allocates resources.  During the periods presented, there have been no material intersegment transactions.

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

The following table presents property operating revenues, operating expenses and interest expense by operating segment:

	For the three months ended March 31,
	Retail center properties		Flex center properties		STNL properties		Total
	2025	2024	2025	2024	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$1,492,447	$1,849,617	$680,563	$664,067	$148,630	$57,955	$2,321,640	$2,571,639
Operating expenses	429,724	428,259	207,703	144,673	21,927	7,708	659,354	580,640
Mortgage interest expense (1)	362,840	502,163	181,185	190,043	—	—	544,025	692,206
Adjusted net operating income	$699,883	$919,195	$291,675	$329,351	$126,703	$50,247	$1,118,261	$1,298,793

Reconciliation to net (loss) income from operations (2)
Less: Bad debt expense							1,321	14,056
Less: Share based compensation expenses							397,182	277,500
Less: Legal, accounting and other professional fees							426,569	393,078
Less: Corporate general and administrative expenses							353,341	296,794
Less: Loss on impairment							61,803	—
Less: Depreciation and amortization							965,211	1,012,476
Less: Non-mortgage interest expense (3)							28,991	184,542
Plus: Gain on disposal of investment properties							—	2,819,502
Less: Loss on redemption of mandatorily redeemable preferred stock							9,375	—
Less: Loss on extinguishment of debt							—	51,837
Net (loss) income from operations							$(1,125,532)	$1,888,012
(1)	Mortgage interest expense only. For a reconciliation to interest expense as reported on the Company’s condensed consolidated statement of operations, see Note 5, above.
(2)	Certain expenses that are not allocated to individual segments which are either reviewed at the corporate level or which are not included in segment-level profitability measures used by the CODM are added to or subtracted from net operating income measure used by the CODM to reconcile this measure to net (loss) income from operations on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2025 and 2024.
(3)	Non-mortgage interest expense includes dividends paid and amortization of issuance costs and discounts on the Company’s mandatorily redeemable preferred stock and recorded as interest expense (see note 4, above), amortization of issuance costs related to the Company’s mortgages, and other interest expense, all of which are not allocated to individual segments. For a reconciliation to interest expense as reported on the Company’s condensed consolidated statement of operations, see Note 5, above.

The following table presents assets by operating segment:

	Retail center properties		Flex center properties		STNL properties		Total
	March 31,		March 31,		March 31,		March 31,
	2025	December 31,	2025	December 31,	2025	December 31,	2025	December 31,
	(unaudited)	2024	(unaudited)	2024	(unaudited)	2024	(unaudited)	2024
Total assets	$48,105,200	$48,905,311	$19,223,958	$19,385,358	$8,469,881	$2,535,189	$75,799,039	$70,825,858

Reconciliation to total assets on condensed consolidated balance sheet
Plus: Assets held by operating partnership							$168,840	$48,430
Plus: Assets held by parent company							2,261,787	4,223,414
Total assets recorded							$78,229,666	$75,097,702

11.      Subsequent Events

As of May 8, 2025, the following events have occurred subsequent to the March 31, 2025 effective date of the condensed consolidated financial statements:

Common Stock Dividend

On April 22, 2025, a dividend in the amount of $0.0675 per share was paid to holders of Common Shares and OP Unit holders of record on April 17, 2025.

Wells Fargo Line of Credit Termination

On April 28, 2025 the Company terminated the Expanded Wells Fargo Line of Credit and Wells Fargo Bank released its security interest in the Citibank Property.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the competitive environment in which we operate;
●	local, regional, national and international economic and geopolitical conditions, including recent trade tensions;
●	capital expenditures;
●	the availability, terms and deployment of capital;
●	financing risks;
●	inflation;
●	the general level of interest rates;
●	changes in our business or strategy;
●	fluctuations in interest rates and increased operating costs;
●	our incurrence of impairment charges;
●	the degree and nature of our competition;
●	our dependence upon our key personnel;
●	defaults on or non-renewal of leases by tenants;

●	decreased rental rates or increased vacancy rates;
●	our ability to make distributions on shares of our common stock;
●	difficulties in identifying properties to acquire and completing acquisitions;
●	our ability to operate as a public company;
●	natural disasters such as hurricanes, floods or tornadoes;
●	the impact of epidemics, pandemics, or other outbreaks of illness, disease or virus and measures intended to prevent the spread or address the effects thereof;
●	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;
●	our ability to maintain an active trading market for our common stock on The Nasdaq Capital Market (“Nasdaq”) and maintain continued listing on Nasdaq and the likelihood that a delisting of our common stock from Nasdaq could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock;
●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;
●	potential disruption to or compromise of our information technology networks or data, or those of third parties upon which we rely; and
●	related industry developments, including trends affecting our business, financial condition and results of operations.

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

Overview

Company

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

Our company was formed to acquire, reposition, renovate, lease and manage income-producing properties. Our current primary focus is on (i) managing our legacy portfolio consisting of retail and flex-industrial properties in secondary and tertiary markets in Virginia, North Carolina, and South Carolina, (ii) managing and expanding our STNL property portfolio in geographic markets across the United States and (iii) implementing a program by which our company will act as a sponsor of Delaware Statutory Trust (DST) investment offerings.   We may also pursue, in an opportunistic manner, other real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, and indirect investments in real property, such as those that may be obtained in a joint venture. While these types of investments are not intended to be a primary focus, we may make such investments in our discretion.

As of March 31, 2025, our portfolio consisted of the following properties:

Name	Type	Location	SQ FT	Date Acquired
Ashley Plaza Property	Retail	Goldsboro, North Carolina	156,012	August 30, 2019

Franklin Square Property	Retail	Gastonia, North Carolina	134,239	April 28, 2017

Lancer Center Property	Retail	Lancaster, South Carolina	181,590	May 14, 2021

Salisbury Marketplace Property	Retail	Salisbury, North Carolina	79,732	June 13, 2022

Brookfield Center Property	Flex	Greenville, South Carolina	64,880	October 3, 2019

Greenbrier Business Center Property	Flex	Chesapeake, Virginia	89,280	August 27, 2021

Parkway Property	Flex	Virginia Beach, Virginia	64,109	November 1, 2021

Citibank Property	Single Tenant Net Lease	Chicago, Illinois	4,350	March 28, 2024

Buffalo Wild Wings Property	Single Tenant Net Lease	Bowling Green, Kentucky	5,933	January 24, 2025

United Rentals Property	Single Tenant Net Lease	Huntsville, Alabama	7,529	February 21, 2025

East Coast Wings Property	Single Tenant Net Lease	Goldsboro, North Carolina	5,000	August 30, 2019

T-Mobile Property	Single Tenant Net Lease	Goldsboro, North Carolina	3,000	August 30, 2019

In addition, as of March 31, 2025, our company also owned three undeveloped parcels which are currently being marketed for use as STNL properties including (i) an outparcel at our Lancer Center Property consisting of approximately 1.80 acres (the “Lancer Outparcel”), (ii) an outparcel at our Salisbury Marketplace Property consisting of approximately 1.20 acres (the “Salisbury Outparcel”) (the exact size of the Lancer Outparcel and Salisbury Outparcel will not be determined until a user is identified), and (iii) the Hanover Square Outparcel consisting of 0.86 acres located adjacent to the Hanover Square Shopping Center.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have investments. As of March 31, 2025, our reportable segments were retail center properties, flex center properties and STNL properties.

First Quarter 2025 Highlights

Acquisition of the United Rentals Property

On February 21, 2025, our company, through a wholly-owned subsidiary, completed its acquisition of the United Rentals Property. The purchase price for the United Rentals Property was $3,145,000 paid through the issuance of 251,600 OP Units at a price of $12.50 per OP Unit. Our company’s total investment was $3,187,446. The seller of the United Rentals Property was Dionysus Investments, LLC, a company controlled and owned by Frank Kavanaugh, our company’s President and Chief Executive Officer and Chairman of the Board. The purchase price was determined by an independent, third-party appraisal obtained by our company.  Pursuant to our company’s Related Person Transaction Policy (the “Related Person Transaction Policy”), our Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.

Acquisition of the Buffalo Wild Wings Property

On January 24, 2025, our company, through a wholly-owned subsidiary, completed its acquisition of the Buffalo Wild Wings Property.  The purchase price for the Buffalo Wild Wings Property was $2,620,000 paid through the issuance of 209,600 OP Units at a price of $12.50 per OP Unit. Our company’s total investment was $2,667,429. The seller of the Buffalo Wild Wings Property was CWS BET Seattle L.P. LLC, a company controlled and owned by Frank Kavanaugh, our company’s President and Chief Executive Officer and Chairman of the Board.  Pursuant to the Related Person Transaction Policy, our Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.

Redemption of Mandatorily Redeemable Preferred Stock

On November 25, 2024, our company completed a partial redemption of 140,000 shares of its mandatorily redeemable preferred stock. The redemption price was $25.00 per share, plus $0.05 per share of accrued dividends.  Our company used proceeds from the private placement of OP Units (see below) and cash on hand to fund the $3,527,160 for the partial redemption and accrued dividends.  On January 10, 2025, our company completed the redemption of the remaining 60,000 shares of its mandatorily redeemable preferred stock.  The redemption price was $25.00 per share, plus $0.44 per share of accrued dividends.  Our company used proceeds from the private placement of shares of the company’s common stock, $0.01 par value per share (the “Common Shares”) to fund the $1,526,500 for the final redemption and accrued dividends.

Wells Fargo Line of Credit

On June 13, 2022, our company, through its wholly-owned subsidiaries, entered into a loan agreement with Wells Fargo Bank, National Association for a $1,500,000 line of credit (the “Original Wells Fargo Line of Credit”). On October 2, 2024, our company, through its wholly-owned subsidiaries, entered into an amended and restated Revolving Line of Credit Note with Wells Fargo Bank, National Association that increased the line of credit from $1,500,000 to $4,000,000 (the “Expanded Wells Fargo Line of Credit”). Outstanding balances on the Expanded Wells Fargo Line of Credit will bear interest at a floating rate of 3.10% above Daily Simply SOFR.  The Expanded Wells Fargo Line of Credit is secured by the Lancer Center Property, the Greenbrier Business Center Property, the Salisbury Marketplace Property and the Citibank Property, is unconditionally guaranteed by our company, and any outstanding balances will be due on the September 30, 2026 maturity date.

On April 28, 2025, our company terminated the Expanded Wells Fargo Line of Credit and Wells Fargo Bank agreed to release its security interest in the Citibank Property.  Our company terminated the Expanded Wells Fargo Line of Credit in anticipation of a new credit relationship with a separate lender, which our company expects to announce during  the second quarter of 2025.  However, there can be no assurance that our company will be able to successfully complete this new credit relationship.

S-3 “Shelf” Registration Statement

On April 9, 2025, we filed a new shelf registration statement with the SEC, which is effective for a term of three years and will expire in April 2028.  Pursuant to this shelf registration statement, we may issue up to $100,000,000 of Common Shares. The securities covered by this registration statement are limited to our Common Shares. We may periodically offer Common Shares in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of any offering.

Financing Activities

Mortgages Payable

Our company has historically financed its acquisitions of its investment properties through mortgages. The following table is presented as of March 31, 2025.

				Balance
				March 31,
	Monthly	Interest		2025	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2024
Franklin Square (a)	$61,800	3.808%	December 2031	$13,190,572	$13,250,000
Ashley Plaza (b)	$52,795	3.75%	September 2029	10,399,841	10,460,350
Brookfield Center (c)	$22,876	3.90%	November 2029	4,451,365	4,476,429
Parkway Center (d)	$28,161	Variable	November 2031	4,798,645	4,814,563
Wells Fargo Mortgage Facility (e)	$103,438	4.50%	June 2027	17,395,602	17,509,420
Total mortgages payable				$50,236,025	$50,510,762

Amounts presented do not reflect unamortized loan issuance costs.

(a)	The mortgage loan for the Franklin Square Property in the principal amount of $13,250,000 has a ten-year term and matures on December 6, 2031. The mortgage loan bears interest at a fixed rate of 3.808% and was interest only until January 6, 2025, at which time the monthly payment became $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage includes covenants for our company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and to maintain liquid assets of no less than $1,000,000. As of March 31, 2025 and December 31, 2024, respectively, our company believes that we are compliant with these covenants. Our company has guaranteed the payment and performance of the obligations of the mortgage loan.
(b)

The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.  Effective on December 26, 2023, our company assumed certain guaranty obligations under the Ashley Plaza mortgage loan related to the Guaranty Substitution (see below).  These obligations include covenants for our company to maintain a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property and for our company to maintain liquid assets of no less than $1,140,000.  As of March 31, 2025 and December 31, 2024, respectively, our company believes that we are compliant with these covenants.

(c)

The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90% and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.  Effective on December 26, 2023, our company assumed certain guaranty obligations under the Brookfield Property mortgage loan related to the Guaranty Substitution (see below).  These obligations include covenants for our company to maintain a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Property and for our company to maintain liquid assets of no less than $485,000. As of March 31, 2025 and December 31, 2024, respectively, our company believes that we are compliant with these covenants.

(d)

The interest rate for the mortgage loan for the Parkway Property was originally based on ICE LIBOR plus 225 basis points, with a minimum rate of 2.25%.  After the discontinuation of LIBOR on June 30, 2023, the ICE LIBOR index was replaced by Term SOFR, with an adjusted margin of 236.44 basis points.  Under the terms of the mortgage, the interest rate payable each month may not change by greater than 1% during any six-month period and 2% during any 12-month period.  As of March 31, 2025 and December 31, 2024 the rate in effect for the Parkway Property mortgage was 6.69% and 6.92%, respectively.  The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule.  The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis.  As of March 31, 2025 and December 31, 2024, respectively, our company believes that we are compliant with this covenant.

On October 28, 2021, our company entered into the Interest Rate Protection Transaction to limit our exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property. Under this agreement, our interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%.  Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR.  For the period from September 1, 2022 through March 31, 2025, the applicable index (LIBOR or SOFR), exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced our company’s net interest expense.  Payments to our company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on our company’s condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024, respectively.

(e)

On June 13, 2022, our company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500.  The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property. On October 2, 2024, the Company and Wells Fargo Bank, National Association, entered into an Amendment to the Wells Fargo Mortgage Facility that added, as cross collateral, the Citibank Property. The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five -year amortization schedule, is $103,438. Our company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a combined minimum debt yield of 9.5% on the Salisbury Marketplace Property, the Lancer Center Property, the Greenbrier Business Center Property, and the Citibank Property, and the maintenance of liquid assets of not less than $1,500,000. As of March 31, 2025 and December 31, 2024, respectively, our company believes that we are compliant with these covenants.

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

REIT Status

We are a Maryland corporation that has elected to be treated, for U.S. federal income tax purposes, as a REIT. We elected to be taxed as a REIT under the Code for the year ended December 31, 2017 and have not revoked such election. A REIT is a corporate entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its adjusted taxable income to stockholders. As a REIT, we generally will not be subject to corporate level federal income tax on our taxable income if we annually distribute 100% of our taxable income to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to regular federal and state corporate income taxes and may not be able to elect to qualify as a REIT for five taxable years including the year during which we ceased to qualify as a REIT. Our qualification as a REIT requires management to exercise significant judgment and consideration with respect to operational matters and accounting treatment. Therefore, we believe our REIT status is a critical accounting estimate.

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

Internal liquidity to fund operating needs are expected to be provided primarily by the rental receipts from our investment properties.  As of March 31, 2025, we had $4,238,209 in cash and cash equivalents and $4 million in borrowing capacity under the Expanded Wells Fargo Line of Credit.  However, on April 28, 2025, our company terminated the Expanded Wells Fargo Line of Credit in anticipation of a new credit relationship with a separate lender, which our company expects to announce during  the second quarter of 2025.  There can be no assurance that we will successfully complete this new credit arrangement, and failure to do so could adversely affect our liquidity.

Cash Flows

At March 31, 2025, our consolidated cash and restricted cash on hand totaled $4,238,209 compared to consolidated cash on hand of $6,072,736 at December 31, 2024. Cash from operating activities, investing activities and financing activities for the three months ended March 31, 2025 are as follows:

Operating Activities

During the three months ended March 31, 2025, our cash provided by operating activities was $459,972 compared to cash provided by operating activities of $492,441 for the three months ended March 31, 2024, a decrease in cash provided by operating activities of $32,469.

Cash flows from operating activities has two components. The first component consists of net operating (loss) income adjusted for non-cash operating activities. During the three months ended March 31, 2025, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $389,549.  During the three months ended March 31, 2024, operating activities adjusted for non-cash items resulted in net cash provided in operating activities of $493,480.  The decrease of $103,931 in cash flows from operating activities for the three months ended March 31, 2025 was primarily the result of reduced net operating income from our investment properties resulting from the sale of the Hanover Square Property on March 13, 2024 and increased corporate general and administrative expenses.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations.  During the three months ended March 31, 2025, net changes in asset and liability accounts resulted in $70,423 in cash provided in operations. During the three months ended March 31, 2024, net changes in asset and liability accounts resulted in $1,039 in cash used in operations. This increase of $71,462 in cash provided in operations resulting from changes in assets and liabilities is a result of increased changes in rent and other receivables, net, of $34,651, increased changes in other assets of $10,320 and increased changes in accounts payable and accrued liabilities of $87,386, offset by decreased changes in unbilled rent of $60,895.

The net of (i) the $103,931 decrease in cash provided by operations from the first category and (ii) the $71,462 increase in cash provided by operations from the second category results in a total decrease of cash provided in operations of $32,469 for the three months ended March 31, 2025.

Management believes that separately evaluating these two components of our company’s cash provided by operating activities provides management with additional insight into this GAAP measure. Management believes that separating changes in assets and liabilities, the second component, from net operating (loss) income adjusted for non-cash operating activities, the first component, is a meaningful measure of our company’s operating performance, along with adjusted net operating income and adjusted funds from operations, presented below.

Investing Activities

During the three months ended March 31, 2025, our cash used by investing activities was $227,464, compared to cash provided in investing activities of $2,738,142 during the three months ended March 31, 2024, a decrease in cash provided by investing activities of $2,965,606.

During the three months ended March 31, 2025, cash used by investing activities consisted of $137,589 in capitalized expenditures, including $29,235 in building improvements, $63,354 in leasing commissions and $45,000 in tenant improvements and $89,875 in investment property acquisitions for closing costs related to the Buffalo Wild Wings Property and United Rentals Property acquisitions. During the three months ended March 31, 2024, cash provided by investing activities consisted of $3,110,149 in cash received from the disposal of the Hanover Square Shopping Center Property, offset by cash used in investing activities consisting of $145,345 in investment property acquisitions, including $100,891 in cash paid for the acquisition of the noncontrolling owner’s 16% interest in the Hanover Square Outparcel and $44,454 paid in cash for closing costs related to the Citibank Property acquisition, and $226,662 in capitalized expenditures, including $29,124 in building improvements, $2,300 in site improvements, $54,963 in leasing commissions and $140,275 in tenant improvements.

The non-cash investing activity for the three months ended March 31, 2025, that did not affect our cash provided by investing activities was the issuance of $5,765,000 of OP Units,  $2,620,000 of OP Units for the acquisitions of the Buffalo Wild Wings Property and $3,145,000 of OP Units for the United Rentals Property.  The non-cash investing activity for the three months ended March 31, 2024, that did not affect our cash provided by investing activities, was the issuance of $2,400,000 of OP Units for the acquisition of the Citibank Property.

Financing Activities

During the three months ended March 31, 2025, our cash used by financing activities was $2,067,035 compared to cash used by financing activities of $1,903,754 during the three months ended March 31, 2024, an increase in cash used by financing activities of $163,281.  During the three months ended March 31, 2025, our cash used by financing activities consisted of $1,500,000 for the final redemption of our company’s mandatorily redeemable preferred stock, $274,737 in principal payments for our company’s mortgages, $123,459 in dividends and distributions, $106,624 to repurchase Common Shares, and $62,215 in offering costs paid related to the common stock offering. During the three months ended March 31, 2024, our cash used by financing activities consisted of $1,000,000 to repay the line of credit, short term, $331,215 in principal payments for our company’s mortgages, $510,950 in dividends and distributions and $61,589 for the Operating Partnership Unit redemption.

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

The primary, non-operating liquidity needs of our company are $150,874 to pay the dividends to common stockholders and distributions to OP Unit holders that were declared on April 3, 2025 and payable April 22, 2025 to holders of record on April 17, 2025, and $813,032 in principal payments due on its mortgages payable during the remaining nine months ending December 31, 2025.  In addition to liquidity required to fund these dividends and principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. Our company plans to pay these obligations through a combination of cash on hand, potential dispositions and operating cash.

To meet these future liquidity needs, our company has the following resources:

●	$2,744,002 in unrestricted cash as of March 31, 2025;
●	$1,494,207 held in lender reserves for the purposes of tenant improvements, leasing commissions, real estate taxes and insurance premiums; and

•	Cash generated from operations during the remaining nine months ending December 31, 2025, if any.

We expect these resources will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months and beyond. There can be no assurance that we will continue to generate cash flows at or above current levels.

Factors That May Influence Our Results of Operations

Economic Conditions

Rental revenues from our investment properties are our only source of income and are directly affected by a number of factors, including occupancy rates, lease structures, and tenant credit quality, as well as broader economic and policy developments that affect consumer sentiment. Our company’s revenues can be significantly impacted by trends in consumer spending, interest rates, and market confidence, all of which shape demand for our tenants’ goods and services and, in turn, for occupancy in our investment properties.

The ability to lease space to creditworthy tenants and maintain high occupancy levels directly impacts rental income. Changes in tenant demand, property competitiveness, or local economic conditions can influence occupancy rates.  Upon the expiration or early termination of leases, we may face difficulties in re-leasing spaces on terms as favorable as previous agreements. Lease terminations and defaults or terminations by significant tenants can reduce revenues, especially if suitable replacements are not found promptly.  Concentration risk from large tenants or tenants in financially stressed sectors may further impact revenue reliability.

The economy continues to face several issues including inflation risk, high interest rates, and potentially worsening economic conditions, which presents risks for our business and our tenants. Rising interest rates can increase borrowing costs and affect property valuations, influencing investment decisions and profitability. Broader economic factors, including inflation and employment rates, can influence consumer spending and tenant performance.

Potential Impact of Tariffs and Trade Restrictions on Tenants and Our Business

Changes in international trade policies, including the imposition of tariffs, duties, import taxes, or other trade restrictions by the United States government or foreign governments, could adversely impact the operations of our retail tenants.  Our tenants could source a substantial portion of their merchandise, raw materials, or manufacturing services from foreign countries. The imposition of new or increased tariffs on these goods, or retaliatory measures from trading partners, could increase costs for these tenants, potentially reducing their profitability and operational flexibility.  Increased costs may not be fully passed on to consumers, which could lead to lower sales volumes, compressed margins, and in some cases, store closures or bankruptcy filings. If a significant number of our tenants experience financial distress or reduce their physical retail presence, this could negatively affect our occupancy rates, rental income, and cash flows.

Results of Operations

Three months ended March 31, 2025

Revenues

Revenues for the three months ended March 31, 2025 and 2024 are as follows:

	For the three months ended
	March 31,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Retail center property revenues	$1,492,447	$1,849,617	$(357,170)
Flex center property revenues	680,563	664,067	16,496
STNL property revenues	148,630	57,955	90,675
Total Revenues	$2,321,640	$2,571,639	$(249,999)

Total revenue was $2,321,640 for the three months ended March 31, 2025, a decrease of $249,999 from the three months ended March 31, 2024. Decreases in retail center property revenues from the sale of the Hanover Square Shopping Center and increased vacancies in the Lancer Center Property and the Salisbury Marketplace Property were partially offset by increased STNL property revenues resulting from the acquisition of the Buffalo Wild Wings Property and the United Rentals Property and slightly increased flex center property revenues.

Adjusted Net Operating Income

Our company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which we have investments. During the three months ended March 31, 2025 and 2024, our reportable segments consisted of retail center properties, flex center properties and STNL properties.  We base our evaluation of our results of operations on the net operating income adjusted for interest expense of each reportable segment and, in some cases, of each property.

Net operating income (“NOI”) is a non-GAAP financial measure and is not considered a measure of operating results or cash flows from operations under GAAP.  NOI is calculated by deducting operating expenses from operating revenues.  NOI reflects occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. NOI, as our company calculates it, may not be directly comparable to similarly titled, but differently calculated, measures for other REITs.

NOI adjusted for interest expense (“Adjusted Net Operating Income”), also a non-GAAP financial measure, is calculated by deducting operating expenses and interest expense from investment property rental revenues.  Operating revenues include rental income, tenant reimbursements, other property income and non-cash revenues such as straight line rent and amortization of above and below market leases.  Operating expenses include retail center property, flex center property and single tenant net lease property operating costs. Interest expense includes mortgage interest expense, only, and excludes non-mortgage interest expense and non-cash interest expense such as amortization of loan issuance costs.

Because Adjusted Net Operating Income consists of only revenues, operating expenses, and interest expense directly related to our company’s real estate rental operations, management believes that the use of Adjusted Net Operating Income to evaluate the financial performance of its operating segments and individual investment properties is a useful tool that can assist in the comparison of the operating performance of our real estate assets between periods, or as compared to other companies and other investment opportunities we may consider from time to time.  Management uses Adjusted Net Operating Income as a supplemental measure to evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance.

Adjusted Net Operating Income is a non-GAAP financial measure and is not considered a measure of operating results or cash flows from operations under GAAP.

Please see below for the reconciliation of revenue and Adjusted Net Operating Income for each property.

Retail Center Property Revenues and Adjusted Net Operating Income

The following tables present property revenues, operating expenses and interest expense for our retail center properties for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Ashley Plaza
Retail center property revenues	$366,881	$371,593	$(4,712)
Retail center property operating expenses	102,202	58,883	43,319
Interest expense	97,877	101,156	(3,279)
Adjusted net operating income	$166,802	$211,554	$(44,752)

Franklin Square
Retail center property revenues	$637,182	$617,136	$20,046
Retail center property operating expenses	140,722	156,641	(15,919)
Interest expense	125,777	127,541	(1,764)
Adjusted net operating income	$370,683	$332,954	$37,729

Hanover Square
Retail center property revenues	$—	$307,325	$(307,325)
Retail center property operating expenses	—	88,342	(88,342)
Interest expense	—	129,248	(129,248)
Adjusted net operating income	$—	$89,735	$(89,735)

Lancer Center
Retail center property revenues	$291,607	$327,170	$(35,563)
Retail center property operating expenses	114,270	85,800	28,470
Interest expense	69,952	72,481	(2,529)
Adjusted net operating income	$107,385	$168,889	$(61,504)

Salisbury Marketplace
Retail center property revenues	$196,777	$226,393	$(29,616)
Retail center property operating expenses	72,530	38,593	33,937
Interest expense	69,166	71,666	(2,500)
Adjusted net operating income	$55,081	$116,134	$(61,053)

Total Retail Center Properties
Retail center property revenues	$1,492,447	$1,849,617	$(357,170)
Retail center property operating expenses	429,724	428,259	1,465
Interest expense	362,772	502,092	(139,320)
Adjusted net operating income	$699,951	$919,266	$(219,315)

Retail center property revenues were $1,492,447 for the three months ended March 31, 2025, a $357,170 decrease from the three months ended March 31, 2024, primarily due to the sale of the Hanover Square Shopping Center Property and decreased revenues from the Lancer Center Property and the Salisbury Marketplace Property due to increased vacancies.  Increased revenues from the Franklin Square Property, which resulted from full occupancy, slightly offset these decreases.

Adjusted Net Operating Income from retail center properties was $699,951 for the three months ended March 31, 2025. Adjusted Net Operating Income for the three months ended March 31, 2025 decreased by $219,315 from the three months ended March 31, 2024, due to the sale of the Hanover Square Property, decreased Adjusted Net Operating Income from the Ashley Plaza Property, Lancer Center Property and the Salisbury Marketplace Property, which decreases were slightly offset by increased Adjusted Net Operating Income from the Franklin Square Property.

Decreased Adjusted Net Operating Income from the Lancer Center Property and Salisbury Marketplace Property resulted from a decline in cash revenues due to decreased occupancy and an increase in operating expenses, which included heating, ventilation and air conditioning (“HVAC”) repairs at the Lancer Center Property, plumbing repairs at the Salisbury Marketplace Property, and snow removal expenses at each property. Decreased Adjusted Net Operating Income from the Ashley Plaza Property was a result of increased operating expenses due to a major plumbing repair.  These decreases in Adjusted Net Operating Income were slightly offset by an increase in Adjusted Net Operating Income from the Franklin Square Property due to slightly increased cash revenues from new leases and contractual rent escalations and a decrease in operating expenses due to reduced repair and maintenance expenses.

Flex Center Property Revenues and Adjusted Net Operating Income

The following tables present property operating revenues, operating expenses and interest expense for our flex center properties for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Brookfield Center
Flex center property revenues	$191,992	$214,378	$(22,386)
Flex center property operating expenses	66,706	52,424	14,282
Interest expense	43,563	44,988	(1,425)
Adjusted net operating income	$81,723	$116,966	$(35,243)

Greenbrier Business Center
Flex center property revenues	$267,161	$250,326	$16,835
Flex center property operating expenses	68,432	47,812	20,620
Interest expense	57,376	59,451	(2,075)
Adjusted net operating income	$141,353	$143,063	$(1,710)

Parkway
Flex center property revenues	$221,410	$199,363	$22,047
Flex center property operating expenses	72,565	44,437	28,128
Interest expense	67,889	64,888	3,001
Adjusted net operating income	$80,956	$90,038	$(9,082)

Total Flex Center Properties
Flex center property revenues	$680,563	$664,067	$16,496
Flex center property operating expenses	207,703	144,673	63,030
Interest expense	168,828	169,327	(499)
Adjusted net operating income	$304,032	$350,067	$(46,035)

Flex center property revenues were $680,563 for the three months ended March 31, 2025, an increase of $16,496 from the three months ended March 31, 2024.  Increased revenues at the Greenbrier Business Center Property and Parkway Property from increased occupancy were partially offset by decreased revenues from the Brookfield Property due to a new vacancy.

Adjusted Net Operating Income from our flex center properties was $304,032 for the three months ended March 31, 2025. Adjusted Net Operating Income for the three months ended March 31, 2025 decreased by $46,035 from the three months ended March 31, 2024 due to decreased Adjusted Net Operating Income from the Brookfield Property, Parkway Property, and Greenbrier Business Center Property.

Decreased Adjusted Net Operating Income from the Brookfield Property resulted from decreased cash revenues due to a new vacancy and increased operating expenses due to increased contract services, repair and snow removal expenses.  Decreased Adjusted Net Operating Income from the Parkway Property resulted from increased operating expenses due to increased contract services, repair and snow removal expenses, offset by increased cash revenues from contractual rent escalations and new leases.  These decreases in Adjusted Net Operating Income were slightly offset by increased Adjusted Net Operating Income form the Greenbrier Business Center

Property resulting from by increased cash revenues from contractual rent escalations and new leases offset by increased operating expenses due to increased contract services, repair and snow removal expenses.

STNL Property Revenues and Adjusted Net Operating Income

The following tables present property operating revenues, operating expenses and interest expense for our STNL center properties for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
East Coast Wings
Single tenant net lease property revenues	$26,630	$26,628	$2
Single tenant net lease property operating expenses	17,529	3,719	13,810
Interest expense	—	—	—
Adjusted net operating income	$9,101	$22,909	$(13,808)

T-Mobile
Single tenant net lease property revenues	$29,945	$29,853	$92
Single tenant net lease property operating expenses	4,398	3,989	409
Interest expense	—	—	—
Adjusted net operating income	$25,547	$25,864	$(317)

Citibank
Single tenant net lease property revenues	$37,697	$1,474	$36,223
Single tenant net lease property operating expenses	—	—	—
Interest expense	—	—	—
Adjusted net operating income	$37,697	$1,474	$36,223

Buffalo Wild Wings
Single tenant net lease property revenues	$32,709	$—	$32,709
Single tenant net lease property operating expenses	—	—	—
Interest expense	—	—	—
Adjusted net operating income	$32,709	$—	$32,709

United Rentals
Single tenant net lease property revenues	$21,649	$—	$21,649
Single tenant net lease property operating expenses	—	—	—
Interest expense	—	—	—
Adjusted net operating income	$21,649	$—	$21,649

Total STNL
Single tenant net lease property revenues	$148,630	$57,955	$90,675
Single tenant net lease property operating expenses	21,927	7,708	14,219
Interest expense	—	—	—
Adjusted net operating income	$126,703	$50,247	$76,456

STNL property revenues were $148,630 for the three months ended March 31, 2025, a $90,675 increase from the three months ended March 31, 2024.  Revenues increased due to the acquisition of the Buffalo Wild Wings Property and the United Rentals Property, owning the Citibank Property for the full three months ending March 31, 2025, and slight increases in common area maintenance revenues from the T-Mobile Property.

Adjusted Net Operating Income from STNL properties was $126,703 for the three months ended March 31, 2025. Adjusted Net Operating Income for the three months ended March 31, 2025 increased by $76,456 over the three months ended March 31, 2024 due to increased Adjusted Net Operating Income from the acquisitions of the Citibank and United Rentals Properties, offset by decreased Adjusted Net Operating Income from the East Coast Wings Property and T-Mobile Property.

Decreased Adjusted Net Operating Income from the East Coast Wings Property resulted from increased exterior repair costs that were our company’s responsibility.  Decreased Adjusted Net Operating Income from the T-Mobile property was a result of a slight increase in property operating expenses.

Operating Expenses

	For the three months ended
	March 31,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Property Operating Expense Reconciliation
Retail center property operating expenses	$429,724	$428,259	$1,465
Flex center property operating expenses	207,703	144,673	63,030
STNL property operating expenses	21,927	7,708	14,219
Total Property Operating Expenses from Consolidated Statements of Operations	$659,354	$580,640	$78,714

Other Operating Expenses
Bad debt expense	$1,321	$14,056	$(12,735)
Share based compensation expenses	397,182	277,500	119,682
Legal, accounting and other professional fees	426,569	393,078	33,491
Corporate general and administrative expenses	353,341	296,794	56,547
Loss on impairment	61,803	—	61,803
Depreciation and amortization	965,211	1,012,476	(47,265)
Total Operating Expenses	$2,864,781	$2,574,544	$290,237

Total operating expenses were $2,864,781 for the three months ended March 31, 2025. Total expenses for the three months ended March 31, 2025 increased by $290,237 over the three months ended March 31, 2024, primarily due to increased share based compensation, loss on impairment, and corporate general and administrative expenses, which increased primarily due to increased marketing and compensation expenses.

Operating (Loss) Income

Operating loss for the three months ended March 31, 2025 was $552,516, a decrease of $3,317,276 from the operating income of $2,764,760 for the three months ended March 31, 2024. This decrease was primarily a result of the gain on the sale of the Hanover Square Property of $2,819,502 during the three months ended March 31, 2024.

Interest Expense

Interest expense was $573,016 and $876,748 for the three months ended March 31, 2025 and 2024, respectively, as follows:

	For the three months ended
	March 31,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Interest Expense Reconciliation
Retail center property interest expense	$362,772	$502,092	$(139,320)
Flex center property interest expense	168,828	169,327	(499)
Addback: Non cash interest expense	29,180	23,767	5,413
Addback: Other interest expense	12,236	181,562	(169,326)
Total Interest Expense from Condensed Consolidated Statements of Operations	$573,016	$876,748	$(303,732)

Total interest expense for the three months ended March 31, 2025 decreased by $303,732 over the three months ended March 31, 2024. This decrease was primarily a result of decreased interest of $129,248 from the sale of the Hanover Square Shopping Center Property and the redemption of the mandatorily redeemable preferred stock. Non cash interest expense, above, includes non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock. See Note 5 of the accompanying notes to the unaudited condensed consolidated financial statements.

Other Income

During the three months ended March 31, 2025, other income was $126,874, which consisted of $118,529 in lease termination fees and interest income of $8,345. This is an increase of $81,985 from other income of $44,889 for the three months ended March 31, 2024, which consisted of $35,338 in income related to the fair value change of the interest rate cap and interest income of $9,551.

Other Expense

During the three months ended March 31, 2025, other expense was $28,226 related to the fair value change of the interest rate cap. Since the fair value change of the interest cap was recognized as income, there was no such other expense for the three months ended March 31, 2024.

Net (Loss) Income

Net loss was $1,026,884 for the three months ended March 31, 2025, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common stockholders was $1,006,826.

Net income for the three months ended March 31, 2025 decreased by $2,959,785 over the three months ended March 31, 2024, before adjustments for net (loss) income attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net income attributable to our common stockholders for the three months ended March 31, 2025 decreased by $2,346,224 over the three months ended March 31, 2024.

Other Non-GAAP Measures

Funds from Operations and Adjusted Funds from Operations

We use funds from operations (“FFO”), a non-GAAP measure, as an alternative measure of our company’s operating performance, specifically as it relates to results of operations and liquidity. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in its December 2018 White Paper (the “NAREIT White Paper”). As defined in the NAREIT White Paper, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs and above and below market leases) and after adjustments for unconsolidated partnerships and joint ventures. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, while historically real estate values have risen or fallen with market conditions. Accordingly, we believe FFO provides a valuable alternative measurement tool to GAAP when presenting our operating results.

The NAREIT White Paper states, “FFO of a REIT includes the FFO of all consolidated properties, including consolidated, partially owned affiliates”. Additionally, since the adjustments to GAAP net income, such as depreciation and amortization, used in the reconciliation of net income (loss) to determine FFO are not allocated between common stockholders and noncontrolling interests (i.e. 100% of depreciation and amortization are “added back” without reduction to reflect the noncontrolling owners’ interest in such items), our company believes that the appropriate starting point for the calculation is the net (loss) income before allocation to noncontrolling interests.  This allows our company to use FFO as a tool to measure the overall performance of its investment properties, as a whole, not just the portion of the investment properties controlled by our company’s common stockholders.

The following table reconciles our calculations of FFO, which is a non-GAAP measurement, to net (loss) income, the most directly comparable GAAP financial measure, for the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31,
	2025	2024
	(unaudited)	(unaudited)
Net (loss) income	$(1,026,884)	1,932,901
Depreciation of tangible real property assets (1)	589,460	594,391
Depreciation of tenant improvements (2)	183,687	200,231
Amortization of tenant improvement lease incentives (3)	742	741
Amortization of leasing commissions (4)	55,049	45,839
Amortization of intangible assets (5)	137,015	172,015
Gain on disposal of investment property (6)	—	(2,819,502)
Loss on impairment (7)	61,803	—
Loss on extinguishment of debt (8)	—	51,837
Loss on redemption of mandatorily redeemable preferred stock (8)	9,375	—
Funds from operations (FFO)	$10,247	$178,453
(1)	Depreciation expense for buildings, site improvements and furniture and fixtures.
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

Total AFFO for the three months ended March 31, 2025 and 2024 was as follows:

	For the three months ended
	March 31,
	2025	2024
	(unaudited)	(unaudited)
Funds from operations	$10,247	$178,453
Amortization of above market leases (1)	6,147	15,434
Amortization of below market leases (2)	(56,932)	(79,856)
Straight line rent (3)	(62,764)	(1,869)
Capital expenditures (4)	(137,589)	(226,662)
Decrease (increase) in fair value of interest rate cap (5)	28,226	(35,338)
Amortization of loan issuance costs (6)	29,180	23,767
Amortization of preferred stock discount and offering costs (7)	2,404	64,126
Share-based compensation (8)	397,182	277,500
Bad debt expense (9)	1,321	14,056
Adjusted funds from operations (AFFO)	$217,422	$229,611
(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets.
(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities.
(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the retail center properties and flex center properties.
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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the rules and regulations of the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2025, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer, evaluated, as of March 31, 2025, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our Chief Executive Officer concluded that our internal control over financial reporting, as of March 31, 2025, were effective.

This Quarterly Report does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our company’s registered public accounting firm pursuant to rules of the SEC that permit our company to provide only management’s report in this Quarterly Report.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of their business. We are not presently subject to any material litigation nor, to our knowledge, is any other litigation threatened against us, including routine actions for negligence or other claims and administrative proceedings arising in the ordinary course of business, some of which would be covered by liability insurance and any of which collectively would not be expected to have a material adverse effect on the Company’s liquidity, results of operations or business or financial condition

ITEM 1A.RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. The following risk factor represents a material change from the risk factors described in that Form 10-K and should be read in conjunction with the other risk factors disclosed therein.

Potential Impact of Tariffs and Trade Restrictions on Tenants and Our Business

Changes in international trade policies, including the imposition of tariffs, duties, import taxes, or other trade restrictions by the United States or foreign governments, could adversely impact the operations of our retail tenants.  Our tenants could source a substantial portion of their merchandise, raw materials, or manufacturing services from foreign countries. The imposition of new or increased tariffs on these goods, or retaliatory measures from trading partners, and the ensuing economic uncertainty of these measures, could increase costs for these tenants, potentially reducing their profitability and operational flexibility.  Increased costs may not be fully passed on to consumers, which could lead to lower sales volumes, compressed margins, and in some cases, store closures or bankruptcy filings. If a significant number of our tenants experience financial distress or reduce their physical retail presence, this could negatively affect our occupancy rates, rental income, and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

On December 21, 2021, the Board authorized a share repurchase program whereby we may repurchase up to 31,250 Common Shares for a maximum price of $76.80 per Common Share. As of December 31, 2022, we had repurchased 16,755 Common Shares at a total cost of $278,277 and an average price of $16.608 per Common Share. On October 18, 2023, the Board approved the repurchase of an additional 100,000 Common Shares at or below a price of $12.00 per share under the share repurchase program. Following the approval of the increase, we may purchase up to 114,495 Common Shares in total under the program.

In March 2024, the Board authorized and adopted a Rule 10b5-1 and Rule 10b-18 Stock Repurchase Agreement (the “10b5-1 Plan”) under our share repurchase program, which, as amended, authorized the purchase of up to 35,265 shares at or below a price of $12.00 per share.  The authorization under the 10b5-1 Plan expires on May 15, 2025 if not otherwise terminated or amended.  Under the 10b5-1 Plan, during the three months ended March 31, 2025 we purchased 8,490 Common Shares at a total cost of $106,624, including fees, at an average price of $12.56 per Common Share.  All repurchased Common Shares were retired in accordance with Maryland law.

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(1)
January 1 - January 31, 2025	—	$—	—	111,665
February 1 - February 28, 2025	5,660	12.30	5,660	106,005
March 1 - March 31, 2025	2,830	13.00	2,830	103,175
Total	8,490	$12.56	8,490	103,175
(1)	All shares were purchased under the 10b5-1 Plan.
(2)	103,175 shares remaining available for repurchase under plans approved by the Board at $13.00 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

EXHIBIT INDEX

Exhibit Number	Description
10.01

Letter, dated January 20, 2025, from Winn to the Company relating to waiver of share ownership limits, including representations and agreements of Winn (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 22, 2025).

10.02

First Amendment to Contribution Agreement, dated as of January 24, 2025, by and between CWS BET Seattle L.P. and MDR Bowling Green, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2025).

10.03

First Amendment to Contribution Agreement, dated as of February 21, 2025, by and between Dionysus Investments, LLC and MDR Dan Tibbs Road, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2025).

10.04	Second Amendment to Credit Agreement, dated as of April 28, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2025).
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL †
101.SCH	Inline XBRL Taxonomy Extension Schema Document †
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document †
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document †
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit) †

†Filed herewith.

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEDALIST DIVERSIFIED REIT, INC.

Date: May 8, 2025	By:	/s/ Francis P. Kavanaugh
Francis P. Kavanaugh
President and Chief Executive Officer
Date: May 8, 2025	By:	/s/ C. Brent Winn, Jr.
C. Brent Winn, Jr.
Chief Financial Officer