Form 10-Q
period 2025-06-30
Medalist Diversified REIT, Inc.
filed 2025-08-07
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding at August 7, 2025 was 1,345,260.

Medalist Diversified REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended June 30, 2025

PART I.FINANCIAL INFORMATION

Item 1.   Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investment properties, net	$59,850,435	$64,424,038
Cash	1,950,829	4,776,021
Restricted cash	1,686,953	1,296,715
Rent and other receivables, net of allowance of $0 as of June 30, 2025 and December 31, 2024, respectively	160,518	331,096
Assets held for sale	9,432,904	—
Unbilled rent	1,167,753	1,114,365
Intangible assets, net	1,925,758	2,187,732
Other intangible assets	55,004	—
Other assets	1,426,994	967,735
Total Assets	$77,657,148	$75,097,702

LIABILITIES
Accounts payable and accrued liabilities	$1,385,444	$1,185,809
Liabilities associated with assets held for sale	6,545,968	—
Intangible liabilities, net	895,349	1,420,364
Mortgages payable, net	43,509,578	50,001,062
Mandatorily redeemable preferred stock, net	—	1,488,221
Total Liabilities	$52,336,339	$54,095,456

EQUITY
Common stock, $0.01 par value, 750,000,000 shares authorized, 1,352,409 and 1,345,260 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	$13,524	$13,453
Additional paid-in capital	54,531,595	54,450,272
Offering costs	(3,404,055)	(3,404,055)
Accumulated deficit	(37,732,004)	(36,027,063)
Total Stockholders' Equity	13,409,060	15,032,607
Noncontrolling interests - Parkway Property	390,826	414,869
Noncontrolling interests - Operating Partnership	11,520,923	5,554,770
Total Equity	$25,320,809	$21,002,246
Total Liabilities and Equity	$77,657,148	$75,097,702

See notes to unaudited condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
REVENUE
Retail center property revenues	$1,613,945	$1,539,792	$3,106,392	$3,389,409
Flex center property revenues	662,420	667,235	1,342,983	1,331,302
Single tenant net lease property revenues	188,808	94,129	337,438	152,084
Total Revenue	$2,465,173	$2,301,156	$4,786,813	$4,872,795

OPERATING EXPENSES
Retail center property operating expenses	$407,821	$391,563	$837,545	$819,822
Flex center property operating expenses	167,944	184,113	375,647	328,786
Single tenant net lease property operating expenses	8,682	7,801	30,609	15,509
Bad debt expense	—	8,164	1,321	22,220
Share based compensation expenses	—	—	397,182	277,500
Legal, accounting and other professional fees	315,785	286,496	742,354	679,574
Corporate general and administrative expenses	357,377	213,945	772,933	510,739
Loss on impairment	5,700	—	67,503	—
Depreciation and amortization	933,292	993,299	1,898,503	2,005,775
Total Operating Expenses	2,196,601	2,085,381	5,123,597	4,659,925
Gain on disposal of investment property	—	—	—	2,819,502
Loss on extinguishment of debt	(27,066)	—	(27,066)	(51,837)
Loss on redemption of mandatorily redeemable preferred stock	—	—	(9,375)	—
Operating Income (Loss)	241,506	215,775	(373,225)	2,980,535
Interest expense	558,840	723,360	1,131,856	1,600,108
Net (Loss) Income from Operations	(317,334)	(507,585)	(1,505,081)	1,380,427
Other income	7,161	16,111	134,035	53,800
Other expense	(20,990)	(7,200)	(49,216)	—
Net (Loss) Income	(331,163)	(498,674)	(1,420,262)	1,434,227
Less: Net (loss) income attributable to Hanover Square Property noncontrolling interests	—	(2,857)	—	454,327
Less: Net (loss) income attributable to Parkway Property noncontrolling interests	(1,526)	657	(6,043)	7,219
Less: Net income attributable to Operating Partnership noncontrolling interests	126,807	25,228	111,266	136,985
Net (Loss) Income Attributable to Medalist Common Stockholders	$(456,444)	$(521,702)	$(1,525,485)	$835,696

Loss per common share - basic and diluted	$(0.34)	$(0.47)	$(1.13)	$—
Weighted-average number of shares - basic and diluted	1,353,132	1,118,315	1,355,091	—

Earnings per common share - basic	$—	$—	$—	$0.75
Weighted-average number of shares - basic	—	—	—	1,117,453

Earnings per common share - diluted	$—	$—	$—	$0.75
Weighted-average number of shares - diluted	—	—	—	1,123,603

Dividends paid per common share	$0.0675	$0.0400	$0.1325	$0.0600

See notes to unaudited condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the six months ended June 30, 2025 and 2024

(Unaudited)

	For the six months ended June 30, 2025
	Common Stock						Noncontrolling Interests
						Total
			Additional	Offering	Accumulated	Stockholders'	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Partnership	Total Equity
Balance, January 1, 2025	1,345,260	$13,453	$54,450,272	$(3,404,055)	$(36,027,063)	$15,032,607	$414,869	$5,554,770	$21,002,246

Share based compensation	18,469	$184	$221,998	$—	$—	$222,182	$—	$175,000	$397,182
Common stock repurchases	(11,320)	(113)	(140,675)	—	—	(140,788)	—	—	(140,788)
Net (loss) income	—	—	—	—	(1,525,485)	(1,525,485)	(6,043)	111,266	(1,420,262)
Dividends and distributions	—	—	—	—	(179,456)	(179,456)	(18,000)	(85,113)	(282,569)
Noncontrolling interests	—	—	—	—	—	—	—	5,765,000	5,765,000

Balance, June 30, 2025	1,352,409	$13,524	$54,531,595	$(3,404,055)	$(37,732,004)	$13,409,060	$390,826	$11,520,923	$25,320,809

	For the six months ended June 30, 2024
	Common Stock						Noncontrolling Interests
						Total	Hanover
			Additional	Offering	Accumulated	Stockholders'	Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2024	1,109,405	$11,094	$51,525,303	$(3,350,946)	$(35,864,693)	$12,320,758	$119,140	$453,203	$837,320	$13,730,421

Common stock repurchases	8,910	$89	$87,411	$—	$—	$87,500	$—	$—	$190,000	$277,500
Redemption of operating partnership units	—	—	—	—	—	—	—	—	(77,226)	(77,226)
Net income	—	—	—	—	835,696	835,696	454,327	7,219	136,985	1,434,227
Dividends and distributions	—	—	—	—	(67,074)	(67,074)	(508,656)	(24,300)	(10,075)	(610,105)
Noncontrolling interests	—	—	—	—	—	—	(56,472)	—	2,400,000	2,343,528

Balance, June 30, 2024	1,118,315	$11,183	$51,612,714	$(3,350,946)	$(35,096,071)	$13,176,880	$8,339	$436,122	$3,477,004	$17,098,345

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended June 30, 2025 and 2024

(Unaudited)

	For the three months ended June 30, 2025
	Common Stock						Noncontrolling Interests
						Total
			Additional	Offering	Accumulated	Stockholders'	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Partnership	Total Equity
Balance, April 1, 2025	1,355,239	$13,552	$54,565,731	$(3,404,055)	$(37,184,081)	$13,991,147	$401,352	$11,452,747	$25,845,246

Common stock repurchases	(2,830)	$(28)	$(34,136)	$—	$—	$(34,164)	$—	$—	$(34,164)
Net (loss) income	—	—	—	—	(456,444)	(456,444)	(1,526)	126,807	(331,163)
Dividends and distributions	—	—	—	—	(91,479)	(91,479)	(9,000)	(58,631)	(159,110)

Balance, June 30, 2025	1,352,409	$13,524	$54,531,595	$(3,404,055)	$(37,732,004)	$13,409,060	$390,826	$11,520,923	$25,320,809

	For the three months ended June 30, 2024
	Common Stock						Noncontrolling Interests
						Total	Hanover
			Additional	Offering	Accumulated	Stockholders'	Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, April 1, 2024	1,118,315	$11,183	$51,612,714	$(3,350,946)	$(34,529,636)	$13,743,315	$39,996	$451,665	$3,476,835	$17,711,811

Redemption of operating partnership units	—	$—	$—	$—	$—	$—	$—	$—	$(15,637)	$(15,637)
Net (loss) income	—	—	—	—	(521,702)	(521,702)	(2,857)	657	25,228	(498,674)
Dividends and distributions	—	—	—	—	(44,733)	(44,733)	(28,800)	(16,200)	(9,422)	(99,155)

Balance, June 30, 2024	1,118,315	$11,183	$51,612,714	$(3,350,946)	$(35,096,071)	$13,176,880	$8,339	$436,122	$3,477,004	$17,098,345

See notes to unaudited condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES

Net (Loss) Income	$(1,420,262)	$1,434,227

Adjustments to reconcile consolidated net (loss) income to net cash flows from operating activities
Depreciation	1,635,354	1,673,060
Amortization	263,149	332,715
Loan cost amortization	58,359	47,533
Mandatorily redeemable preferred stock issuance cost and discount amortization	2,404	129,656
Amortization of lease incentives	1,236	1,482
Above (below) market lease amortization, net	(91,941)	(129,231)
Bad debt expense	1,321	22,220
Share-based compensation	397,182	277,500
Loss on impairment	67,503	—
Loss on extinguishment of debt	27,066	51,837
Loss on redemption of mandatorily redeemable preferred stock	9,375	—
Gain on disposal of investment property	—	(2,819,502)

Changes in assets and liabilities
Rent and other receivables	169,257	153,772
Unbilled rent	(69,264)	(46,098)
Other assets	(459,259)	133,236
Accounts payable and accrued liabilities	112,618	8,677
Net cash flows from operating activities	704,098	1,271,084

CASH FLOWS FROM INVESTING ACTIVITIES

Investment property acquisitions	(89,875)	(145,345)
Capital expenditures	(563,219)	(359,726)
Cash received from disposal of investment property, net	—	3,110,149
Purchase of digital assets	(55,004)	—
Net cash flows from investing activities	(708,098)	2,605,078

CASH FLOWS FROM FINANCING ACTIVITIES

Dividends and distributions paid	(282,569)	(610,105)
Repayment of line of credit, short term	—	(1,000,000)
Operating partnership unit redemption	—	(77,226)
Repayment of mortgages payable	(507,597)	(533,894)
Redemption of mandatorily redeemable preferred stock	(1,500,000)	—
Repurchases of common stock, including costs and fees	(140,788)	—
Net cash flows from financing activities	(2,430,954)	(2,221,225)

(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,434,954)	1,654,937
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	6,072,736	3,809,605
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$3,637,782	$5,464,542

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	1,950,829	3,826,475
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in condensed consolidated balance sheets	1,686,953	1,638,067
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statements of cash flows	$3,637,782	$5,464,542

Supplemental Disclosures and Non-Cash Activities:

Other cash transactions:
Interest paid	$1,061,231	$1,531,017

Non-cash transactions:
Issuance of operating partnership units for Citibank Acquisition	$—	$2,400,000
Issuance of operating partnership units for Buffalo Wild Wings and United Rentals Acquisitions	5,765,000	—
Transfer of investment properties, net, to assets held for sale	8,951,336	—
Transfer of intangible assets, net, to assets held for sale	481,568	—
Transfer of mortgages payable, net, to mortgages payable, net, associated with assets held for sale	6,069,312	—
Transfer of intangible liabilities, net, to intangible liabilities, net, associated with assets held for sale	476,656	—
Capital expenditures accrued as of June 30, 2025	87,017	—

See notes to unaudited condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.      Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of June 30, 2025, the REIT, through the Operating Partnership, owned and operated 12 developed properties consisting of four retail center properties, three flex center properties, and five single tenant net lease (“STNL”) properties, and three undeveloped parcels. In addition, as of June 30, 2025, the REIT, through the Operating Partnership, owned two taxable REIT subsidiaries (“TRS”) , Own Digital Treasury TRS, LLC, which was formed to acquire and hold digital assets, and MDRR Sponsor TRS, LLC, which was formed to serve as the sponsor of the Operating Partnership’s Delaware statutory trust (“DST”) program, and which holds ownership of additional entities required for the Operating Partnership’s DST sponsorship program, as illustrated below.

The use of the word “Company” refers to the REIT and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the REIT, the Operating Partnership, wholly owned limited liability companies which own or operate the properties and the two TRS entities.

Medalist Diversified REIT, Inc.
Limited Partners 39.11 %
Medalist Diversified Holdings, LP
Retail Center Properties
Franklin Square
Ashley Plaza
Lancer Center
Salisbury Marketplace
Flex Center Properties
Brookfield Center
Greenbrier Business Center
82% TIC Interest
Noncontrolling Owner (18%)
Parkway Center
Single Tenant Net Lease Properties
Citibank Property
East Coast Wings Property
T-Mobile Property
Buffalo Wild Wings Property
United Rentals Property
Undeveloped Parcels
Hanover Square Outparcel
Lancer Center Outparcel
Salisbury Outparcel
OWN Digital Treasury TRS, LLC
MDRR Sponsor TRS, LLC
MDRR XXV Depositor 1, LLC
MDRR XXV Trust Manager 1, LLC
MDRR XXV DST 1

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

The Company was formed to acquire, reposition, renovate, lease and manage income-producing properties.  The Company’s current primary focus is on (i) managing its legacy portfolio consisting of  retail and flex-industrial properties in secondary and tertiary markets in Virginia, North Carolina, and South Carolina, (ii) managing and expanding its STNL portfolio in geographic markets across the United States, and (iii) implementing a program by which the Company will act as a sponsor of DST investment offerings. The Company may also pursue, in an opportunistic manner, other real estate-related and non-real estate related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, indirect investments in real property, such as those that may be obtained in a joint venture and ownership of digital assets. While these types of investments are not intended to be a primary focus, the Company may make such investments at the discretion of the Company’s Board of Directors (the “Board”).

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

As of June 30, 2025, the Company had committed to a plan to sell the Salisbury Marketplace Property. The Company’s plan is for an asset group that includes the land, site improvements, building, building improvements, tenant improvements, capitalized leasing commissions, and intangible assets associated with the Salisbury Marketplace Property. As of June 30, 2025, the Company determined that the fair value, less estimated costs to sell, of the Salisbury Marketplace Property exceeded its carrying value. The Company based its estimate of the fair value of the Salisbury Marketplace Property on the proposed purchase prices included in written offers received from potential purchasers, less estimated closing costs, a level 2 input. The fair value measurement date was as of June 30, 2025 (see Note 3, below).

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

Details of the deferred costs, net of amortization, arising from the Company’s purchases of its investment properties are as follows:

	June 30, 2025
	(unaudited)	December 31, 2024
Intangible assets, net
Leasing commissions	$746,221	$760,175
Legal and marketing costs	43,759	68,721
Above market leases	74,572	66,056
Leases in place	1,061,206	1,292,780
	$1,925,758	$2,187,732

Intangible liabilities, net
Below market leases	$(895,349)	$(1,420,364)

As of June 30, 2025, the Company transferred intangible assets and liabilities, respectively, associated with the Salisbury Marketplace Property to assets held for sale and intangible liabilities held for sale, as follows:

	June 30, 2025
	(unaudited)	December 31, 2024
Intangible assets, net, transferred to assets held for sale
Leasing commissions	$123,473	$—
Legal and marketing costs	21,953	—
Above market leases	8,510	—
Leases in place	327,632	—
	$481,568	$—

Intangible liabilities, net, transferred to liabilities held for sale
Below market leases	$(476,656)	$—

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during three and six months ended June 30, 2025 and 2024, respectively, were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amortization of above market leases	$(6,326)	$(12,897)	$(12,473)	$(28,331)
Amortization of below market leases	47,482	77,706	104,414	157,562
	$41,156	$64,809	$91,941	$129,231

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the three and six months ended June 30, 2025 and 2024, respectively, were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Leasing commissions	$(40,716)	$(45,703)	$(83,228)	$(92,210)
Legal and marketing costs	(5,589)	(10,253)	(12,147)	(22,099)
Leases in place	(79,829)	(104,744)	(167,774)	(218,406)
	$(126,134)	$(160,700)	$(263,149)	$(332,715)

As of June 30, 2025 and December 31, 2024, the Company’s accumulated amortization of leasing commissions, leases in place and legal and marketing costs totaled $1,834,432 and $2,149,522, respectively. During the three and six months ended June 30, 2025 the Company wrote off $0 and $225,466, respectively, in accumulated amortization related to fully amortized intangible assets. During the three and six months ended June 30, 2024, the Company wrote off $271,782 and $394,141, respectively, in accumulated amortization related to fully amortized intangible assets.  During the three and six months ended June 30, 2025, the Company transferred $352,773 in accumulated amortization associated with the Salisbury Marketplace Property to assets held for sale.  No such transfers to assets held for sale were made during the three and six months ended June 30, 2024.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the
	remaining six
	months ending
	December 31,
	2025	2026	2027	2028	2029	2030-2041	Total
Intangible Assets
Leasing commissions	$69,260	$108,775	$93,838	$78,568	$66,119	$329,661	$746,221
Legal and marketing costs	7,240	8,421	5,817	4,209	3,304	14,768	43,759
Above market leases	11,475	17,776	16,690	12,612	7,240	8,779	74,572
Leases in place	124,986	182,000	148,504	120,219	99,833	385,664	1,061,206
	$212,961	$316,972	$264,849	$215,608	$176,496	$738,872	$1,925,758

Intangible Liabilities
Below market leases	$(58,472)	$(99,918)	$(86,051)	$(74,187)	$(71,883)	$(504,838)	$(895,349)

Impairment

The Company reviews its investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted cash flows plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges against income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as projected future operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the three and six months ended June 30, 2025 and 2024, that would result in the projected value of the Company’s investment properties being below their carrying value.

However, tenant defaults and early lease terminations can also result in the recognition of impairment.  As a result of certain tenant-specific events (as described below) during the three and six months ended June 30, 2025, the Company recorded a loss on impairment of $5,700 and $67,503.  No such loss on impairment was recorded during the three and six months ended June 30, 2024.

Investment Properties

During the three months ended June 30, 2025, a tenant notified the Company of its intent to terminate its lease early. The Company determined that the carrying value of capitalized leasing commissions associated with this lease, which was recorded as a component of investment properties on the Company’s condensed consolidated balance sheets, should be written off and recorded a loss on impairment of $5,282 for the three months ended June 30, 2025.  During the six months ended June 30, 2025, four tenants notified the Company of their intent to terminate their leases early. The Company determined that the carrying value of tenant improvements and capitalized leasing commissions associated with these leases, which was recorded as a component of investment properties on the Company’s condensed consolidated balance sheets, should be written off and recorded a loss on impairment of $51,627 for  the six months ended June 30, 2025.  These amounts are included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2025. No such loss on impairment was recorded for the three and six months ended June 30, 2024.

Intangible Assets

The Company also reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually.  No such loss on impairment arising from intangible assets was recorded for three and six months ended June 30, 2025 and 2024.

Unbilled Rent

The Company also reviews the unbilled rent asset recorded on the Company’s condensed consolidated balance sheets for impairment to determine if any amounts may not be recoverable.  During the three months ended June 30, 2025, the Company recorded a loss on impairment of $418 related to previously recognized straight-line rent related to the tenant which terminated its lease early.  During the six months ended June 30, 2025, the Company recorded a loss on impairment of $15,876 related to previously recognized straight-line rent related to the four tenants who terminated their leases early.  These amounts are included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2025.  No such loss on impairment arising from unbilled rent was recorded for the three and six months ended June 30, 2024.

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three and six months ended June 30, 2025 and 2024, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions’ credit worthiness in conjunction with balances on deposit to minimize risk. As of June 30, 2025, the Company held four cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $1,042,765.  As of December 31, 2024, the Company held four cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $3,802,408.

Restricted cash represents amounts held by the Company for tenant security deposits, escrow deposits held by lenders for real estate taxes and insurance premiums, and capital reserves held by lenders for investment property capital improvements.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of June 30, 2025 and December 31, 2024, the Company reported $254,656 and $245,060, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes and insurance premiums. As of June 30, 2025 and December 31, 2024, the Company reported $333,175 and $108,611, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions and tenant improvements. As of June 30, 2025 and December 31, 2024, the Company reported $1,099,122 and $943,044, respectively, in capital property reserves.

	June 30, 2025	December 31,
Property and Purpose of Reserve	(unaudited)	2024
Ashley Plaza Property – maintenance and leasing cost reserve	425,099	337,187
Brookfield Center Property – maintenance and leasing cost reserve	117,489	95,325
Franklin Square Property – leasing costs	556,534	510,532
Total	$1,099,122	$943,044

Crypto Assets (Bitcoin)

The Company accounts for its crypto asset holdings in accordance with Accounting Standards Update (ASU) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”).  Under ASU 2023-08, crypto assets are measured at fair value, with realized and unrealized changes in fair value recognized in net income each reporting period. Fair value is determined using Level 1 inputs based on quoted prices in active markets.  Crypto assets are classified as other intangible assets on the Company’s condensed consolidated balance sheet. The Company does not amortize crypto assets and does not assess crypto assets for impairment under this standard, as gains and losses are recorded through the income statement.  Gains and losses are recorded under other income or other expense, as appropriate, on the Company’s condensed consolidated statements of operations.

A reconciliation of the Company’s crypto asset activity for the three and six months ended June 30, 2025 and 2024 is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Beginning balance	$—	$—	$—	$—
Purchases (1)	55,005	—	55,005	—
Sales	—	—	—	—
Realized gain (loss)	—	—	—	—
Unrealized loss	(1)	—	(1)	—
Ending Balance	$55,004	$—	$55,004	$—

(1) 0.51 bitcoin at an average price of $107,018, plus transaction fees of $82

Share Retirement

ASC 505-30-30-8 provides guidance on accounting for share retirement and establishes two alternative methods for accounting for the purchase price paid in excess of par value. The Company has elected the method by which the excess between par value and the purchase price, including costs and fees, is recorded to additional paid in capital on the Company’s condensed consolidated balance sheets. During the three and six months ended June 30, 2025, the Company repurchased 2,830 and 11,320 Common Shares, respectively, at a total cost of $34,164 and $140,788, respectively, including $63 and $279 in fees associated with this repurchase, respectively, and at an average price of $12.05 and $12.41 per Common Share (excluding the impact of fees), respectively.

The total repurchase price was recorded to Common Shares and additional paid in capital on the Company’s condensed consolidated balance sheets.  For the three and six months ended June 30, 2025, $28 and $113, respectively, was recorded to Common Shares and the difference, $34,136 and $140,675, respectively, was recorded to additional paid in capital on the Company’s condensed consolidated balance sheet. No such amounts were recorded during the three and six months ended June 30, 2024.

Revenue Recognition

Retail, Flex, and Single Tenant Net Lease Property Revenues

The Company recognizes minimum rents from its retail center properties, flex center properties and STNL properties on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the condensed consolidated balance sheets. As of June 30, 2025 and December 31, 2024, the Company reported $1,167,753 and $1,114,365, respectively, in unbilled rent.

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

The Company recognizes differences between previously estimated recoveries and the estimated final billed amounts in the year in which the amounts become final. Since these differences are determined annually under the leases and accrued as of December 31 in the year earned, no such revenues were recognized during the three and six months ended June 30, 2025 and 2024.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, any unrecovered intangibles and other assets are written off as a loss on impairment. (See Impairment, above.).  During the six months ended June 30, 2025, the Company received a $103,529 termination fee from a tenant in the Company’s Franklin Square Property.  The Company recorded this lease termination fee as other income on the Company’s condensed consolidated statements of operations for the six months ended June 30, 2025.  The Company did not receive any lease termination fees during the three months ended June 30, 2025, or during the three and six months ended June 30, 2024.

Rent and Other Receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of June 30, 2025 and December 31, 2024, the Company’s allowance for uncollectible rent totaled $0, based on management’s review of individual tenants’ outstanding receivables.  Management determined that no additional general reserve is considered necessary as of June 30, 2025 and December 31, 2024, respectively.

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

During the three and six months ended June 30, 2025, neither of the Company’s TRS entities (Own Digital Treasury TRS, LLC, and MDRR XXV Sponsor, LLC) generated taxable income, so no income tax expense was recorded. These entities were formed during the three months ended June 30, 2025.  Accordingly, during the three and six months ended June 30, 2024, no income tax expense was recorded.

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

Prior to the Hanover Square Transactions, an outside party held a noncontrolling interest in the Hanover Square Property (consisting of both the Hanover Square Shopping Center and the Hanover Square Outparcel) in which the Company owned an 84% tenancy in common interest through its subsidiary and the outside party owned a 16% tenancy in common interest. The Hanover Square Property’s net income was allocated to the noncontrolling ownership interest based on its 16% ownership. During the three and six months ended June 30, 2025, the Company did not own the Hanover Square Shopping Center and did not record any revenues or expenses associated with the Hanover Square Shopping Center. During the three and six months ended June 30, 2024, 16% of the Hanover Square Property’s net (loss) income of ($17,858) and $2,839,542, respectively, or ($2,857) and $454,327, respectively, was allocated to the noncontrolling ownership interest.

The second noncontrolling interest is in the Parkway Property in which the Company owns an 82% tenancy in common interest through its subsidiary and an outside party owns an 18% tenancy in common interest. The Parkway Property's net loss is allocated to the noncontrolling ownership interest based on its 18% ownership. During the three and six months ended June 30, 2025, 18% of the Parkway Property's net loss of $8,482 and $33,572, or $1,526 and $6,043, was allocated to the noncontrolling ownership interest.  During the three and six months ended June 30, 2024, 18% of the Parkway Property's net income of $3,652 and $40,105, respectively, or $657 and $7,219, respectively, was allocated to the noncontrolling ownership interest.

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

As of June 30, 2025 and December 31, 2024, there were 868,611 and 392,864 OP Units outstanding, respectively, not held by the REIT. As of June 30, 2025 and December 31, 2024, respectively, 232,865 and 4,820 of the OP Units not held by the REIT were convertible to Common Shares. Outstanding OP Units have been adjusted for the Reverse Stock Split (as defined below). (See Note 7, below).

The OP Units not held by the REIT represent 39.11% and 22.60% of the outstanding OP Units as of June 30, 2025 and December 31, 2024, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of OP Units not owned by the Company by the total number of OP Units outstanding. The noncontrolling interest ownership percentage will change as additional Common Shares are issued by the REIT, or additional OP Units are issued or as OP Units are exchanged for Common Shares. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net (loss) income is allocated to the noncontrolling OP Unit holders based on their ownership interest.

During the three and six months ended June 30, 2025, a weighted average of 39.10% and 42.74% of the Operating Partnership’s net income of $324,299 and $260,337, respectively, or $126,807 and $111,266, respectively, was allocated to the noncontrolling unit holders.  During the three and six months ended June 30, 2024, a weighted average of 17.39% and 5.11% of the Operating Partnership’s net income of $145,094 and $2,683,271, respectively, or $25,228 and $136,985, respectively, was allocated to the noncontrolling OP Unit holders.

Reclassifications

Offering Costs

The Company has reclassified certain prior period amounts in the accompanying condensed consolidated financial statements in order to be consistent with the current period presentation. As a result of the reclassification, $62,215 of offering costs which were previously deferred on the condensed consolidated balance sheet and condensed consolidated statement of stockholders’ equity as of and for the three month period ended March 31, 2025 are now recorded within operating expenses in accordance with Staff Accounting Bulletin (“SAB”) Topic 5.A, as codified in Accounting Standards Codification Topic 340, Accounting for Other Assets and Deferred Costs.  These reclassifications had no effect on total stockholders’ equity or net change in cash.

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

3.      Investment Properties

Investment properties consist of the following:

	June 30, 2025	December 31,
	(unaudited)	2024
Land	$13,053,380	$14,733,611
Site improvements	2,881,803	2,668,442
Buildings and improvements (1)	56,324,106	59,526,896
Investment properties at cost (2)	72,259,289	76,928,949
Less accumulated depreciation	12,408,854	12,504,911
Investment properties, net	$59,850,435	$64,424,038

(1)	Includes tenant improvements (both those acquired as part of the acquisition of the properties and those constructed after the properties’ acquisition), capitalized leasing commissions and other capital costs incurred post-acquisition.
(2)	Excludes intangible assets and liabilities (see Note 2, above, for a discussion of the Company’s accounting treatment of intangible assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $807,158 and $1,635,354 and for the three and six months ended June 30, 2025, respectively, and $832,599 and $1,673,060, for the three and six months ended June 30, 2024, respectively.

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

Details of these deferred costs, net of depreciation are as follows:

	June 30, 2025	December 31,
	(unaudited)	2024
Capitalized tenant improvements – acquisition cost allocation, net	$973,866	$1,972,830
Capitalized tenant improvements incurred subsequent to acquisition, net	1,069,259	969,020
Capitalized tenant improvements considered to be lease incentives	—	26,681

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $89,891 and $198,545 for the three and six months ended June 30, 2025, respectively, and $125,881 and $262,037 for the three and six months ended June 30, 2024, respectively.  During the six months ended June 30, 2025, the Company recorded $340,062 in tenant improvements arising from the acquisitions of the Buffalo Wild Wings Property and the United Rentals Property. During the six months ended June 30, 2024, the Company recorded $47,211 in tenant improvements arising from the acquisition of the Citibank Property.  No such amounts were recorded during the three months ended June 30, 2025 and 2024.  During the three and six months ended June 30, 2025, the Company transferred $1,140,481 in capitalized tenant improvements from the acquisition cost allocation, net of accumulated depreciation, to assets held for sale associated with the Salisbury Marketplace Property.  No such transfers were made during the three and six months ended June 30, 2024.

During the three and six months ended June 30, 2025, the Company recorded $287,940 and $332,940, respectively, in capitalized tenant improvements, and during the three and six months ended June 30, 2024, the Company recorded $68,323 and $178,952, respectively, in capitalized tenant improvements.  Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $80,465 and $155,498 for the three and six months ended June 30, 2025, respectively and $63,399 and $127,475 for the three and six months ended June 30, 2024, respectively.  During the six months ended June 30, 2025, the Company wrote off capitalized tenant improvements incurred subsequent to acquisition of $25,223 associated with a tenant that terminated its lease. No such write-offs were recorded during the three months ended June 30, 2025, or the three and six months ended June 30, 2024.  During the three and six months ended June 30, 2025, the Company transferred $51,980 in capitalized tenant improvements, net of accumulated depreciation, to assets held for sale associated with the Salisbury Marketplace Property.  No such transfers were made during the three and six months ended June 30, 2024.

Amortization of capitalized tenant improvements considered to be lease incentives was $494 and $1,236 for the three and six months ended June 30, 2025, respectively and $741 and $1,482 for the three and six months ended June 30, 2024, respectively.  During the three and six months ended June 30, 2025, the Company transferred $25,445 in capitalized tenant improvements considered to be lease incentives, net of accumulated depreciation, to assets held for sale associated with the Salisbury Marketplace Property.  No such transfers were made during the three and six months ended June 30, 2024.

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

The Company generally records depreciation of capitalized leasing commissions incurred and paid by the Company subsequent to the acquisition of an investment property on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	June 30, 2025	December 31,
	(unaudited)	2024
Capitalized leasing commissions, net	$815,508	$876,908

During the three and six months ended June 30, 2025, the Company recorded $83,874 and $147,228, respectively, in capitalized leasing commissions, and during the three and six months ended June 30, 2024, the Company recorded $25,366 and $80,329, respectively, in capitalized leasing commissions. Depreciation on capitalized leasing commissions was $54,180 and $109,229  for the three and six months ended June 30, 2025, respectively, and $46,764 and $92,603 for the three and six months ended June 30, 2024, respectively. Additionally, the Company wrote off capitalized leasing commissions of $5,282 and $26,404 associated with early terminated leases (see Note 2) during three and six months ended June 30, 2025, respectively.  No such write offs were recorded during three and six months ended June 30, 2024.  During the three and six months ended June 30, 2025, the Company transferred $72,995 in capitalized leasing commissions, net of accumulated amortization, to assets held for sale associated with the Salisbury Marketplace Property.  No such transfers were made during the three and six months ended June 30, 2024.

Assets Held for Sale

The Company records properties, including the related intangible assets, as assets held for sale, any related intangible liabilities as intangible liabilities held for sale, and any associated mortgages payable, net, as mortgages payable, net, associated with assets held for sale, on the Company's condensed consolidated balance sheets, when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.

During February 2025, the Company committed to a plan to sell the Hanover Square Outparcel. As a result, as of March 31, 2025, the Company reclassified the assets associated with the Hanover Square Outparcel as assets held for sale. The Company believed that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Hanover Square Outparcel for the three and six months ended June 30, 2025.

During June 2025, the Company committed to a plan to sell the Salisbury Marketplace Property. As a result, as of June 30, 2025, the Company reclassified the assets associated with the Salisbury Marketplace Property as assets held for sale. The Company believes that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Salisbury Marketplace Property for the three and six months ended June 30, 2025.

As of June 30, 2025 and December 31, 2024, assets held for sale and liabilities associated with assets held for sale consisted of the following:

	June 30, 2025	December 31,
Assets Held for Sale	(unaudited)	2024
Investment properties, net, held for sale, associated with the Salisbury Marketplace Property	$8,553,969	$—
Intangible assets, net, held for sale, associated with the Salisbury Marketplace Property	481,568	—
Investment properties, net, held for sale, associated with the Hanover Square Outparcel	397,367	—
Total assets held for sale	$9,432,904	$—

	June 30, 2025	December 31,
Liabilities Held for Sale	(unaudited)	2024
Mortgages payable, net, associated with the Salisbury Marketplace Property	$6,069,312	$—
Intangible liabilities, net, held for sale associated with the Salisbury Marketplace Property	476,656	—
Total liabilities held for sale	$6,545,968	$—

Sale of Investment Property

On March 13, 2024, the Company sold the Hanover Square Shopping Center Property to an unrelated third party for a sale price of $13.0 million, less credits for repairs of $85,000, resulting in a gain on disposal of investment properties of $2,819,502 reported on the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2024.

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

Operating results of the Hanover Square Shopping Center Property which are included in continuing operations, are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Retail center property revenues	$—	$—	$—	$307,325
Total Revenue	—	—	—	307,325

Operating Expenses
Retail center property operating expenses	—	4,194	—	92,536
Bad debt expense	—	13,664	—	13,664
Total Operating Expenses	—	17,858	—	106,200
Gain on disposal of investment properties	—	—	—	2,819,502
Loss on extinguishment of debt	—	—	—	(51,837)
Operating (Loss) Income	—	(17,858)	—	2,968,790
Interest expense	—	—	—	129,248
Net (Loss) Income	—	(17,858)	—	2,839,542
Less: Net (loss) income attributable to Hanover Square Property noncontrolling interests	—	(2,857)	—	454,327
Less: Net (loss) income attributable to Operating Partnership noncontrolling interests	—	(2,609)	—	121,884
Net (Loss) Income Attributable to Medalist Common Stockholders	$—	$(12,392)	$—	$2,263,331

2025 Property Acquisitions

Buffalo Wild Wings Property

On January 24, 2025, the Company completed its acquisition of the Buffalo Wild Wings Property, a 5,933 square foot single tenant building on 1.82 acres located in Bowling Green, Kentucky, through a wholly-owned subsidiary, from CWS BET Seattle, LP. The general partner of CWS BET Seattle, LP is Fort Ashford Funds, LLC, a California limited liability company controlled and owned by Frank Kavanaugh, the Company’s President and Chief Executive Officer and the Chairman of the Board. The Buffalo Wild Wings Property, built in 2018, was 100% leased to Buffalo Wild Wings as of June 30, 2025. The purchase price for the Buffalo Wild Wings Property was $2,620,000 paid through the issuance of 209,600 OP Units at a price of $12.50 per OP Unit. The purchase price was determined by an independent, third-party appraisal obtained by the Company.  Pursuant to the Related Person Transaction Policy, the Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.  The Company’s total investment was $2,667,429. The Company incurred $47,429 of closing costs which were capitalized and added to the tangible assets acquired.

United Rentals Property

On February 21, 2025, the Company completed its acquisition of the United Rentals Property, a 7,529 square foot single tenant building on 3.01 acres located in Huntsville, Alabama, through a wholly-owned subsidiary, from Dionysus Investments, LLC. The manager of Dionysus Investments, LLC is Fort Ashford Funds, LLC, a California limited liability company controlled and owned by Frank Kavanaugh, the Company’s President and Chief Executive Officer and the Chairman of the Board. The United Rentals Property, built in 2008, was 100% leased to United Rentals as of June 30, 2025. The purchase price for the United Rentals Property was $3,145,000 paid through the issuance of 251,600 OP Units at a price of $12.50 per OP Unit. The purchase price was determined by an independent, third-party appraisal obtained by the Company.  Pursuant to the Related Person Transaction Policy, the Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.  The Company’s total investment was $3,187,446. The Company incurred $42,446 of closing costs which were capitalized and added to the tangible assets acquired.

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

Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $0 and $2,404 was included in interest expense for the three and six months ended June 30, 2025, respectively, and $65,530 and $129,656 was included in interest expense for the three and six months ended June 30, 2024, respectively, in the accompanying condensed consolidated statements of operations. Accumulated amortization of the discount and deferred financing costs was $0 and $1,127,339 as of June 30, 2025 and December 31, 2024, respectively.

As of June 30, 2025 and December 31, 2024, the Company recorded $0 and $21,334, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock. This amount is reported in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets.

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

On January 10, 2025, the Company completed the final redemption of the remaining 60,000 shares of its mandatorily redeemable preferred stock.  The redemption price was $25.00 per share, plus $0.44 per share of accrued dividends.  The Company used proceeds from the private placement of Common Shares to fund the $1,526,500 for the final redemption and accrued dividends.  As a result of the final redemption, the Company recorded a loss on redemption of mandatorily redeemable preferred stock of $9,375 for the six months ended June 30, 2025, which represented the unamortized discount and deferred financing costs associated with the redeemed mandatorily redeemable preferred shares.  No such loss on redemption was recorded for the three and six months ended June 30, 2024.

5.      Loans Payable

Mortgages Payable

The Company’s mortgages payable, net consists of the following:

				June 30,
	Monthly	Interest		2025	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2024
Franklin Square (a)	$61,800	3.808%	December 2031	$13,133,353	$13,250,000
Ashley Plaza (b)	52,795	3.75%	September 2029	10,339,848	10,460,350
Brookfield Center (c)	22,876	3.90%	November 2029	4,426,539	4,476,429
Parkway Center (d)	28,161	Variable	November 2031	4,782,250	4,814,563
Wells Fargo Mortgage Facility (e)	67,020	4.50%	June 2027	11,222,766	17,509,420
Unamortized issuance costs, net				(395,178)	(509,700)
Total mortgages payable, net				$43,509,578	$50,001,062
(a)	The mortgage loan for the Franklin Square Property in the original principal amount of $13,250,000 has a ten-year term and a maturity date of December 6, 2031. The mortgage loan bears interest at a fixed rate of 3.808% and was interest only until January 6, 2025, at which time the monthly payment became $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage loan includes covenants for the Company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and for the Company to maintain liquid assets of no less than $1,000,000. As of June 30, 2025 and December 31, 2024, the Company believes that it is compliant with these covenants. The Company has guaranteed the payment and performance of the obligations of the mortgage loan.
(b)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. Effective on December 26, 2023, the Company assumed certain guaranty obligations under the Ashley Plaza mortgage. These obligations include covenants for the Company to maintain a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property, and for the Company to maintain liquid assets of no less than $1,140,000. As of June 30, 2025 and December 31, 2024, the Company believes that it is compliant with these covenants.
(c)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90% and was interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. Effective on December 26, 2023, the Company assumed certain guaranty obligations under the Brookfield Property mortgage loan. These obligations include covenants for the Company to maintain a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Property, and for the Company to maintain liquid assets of no less than $485,000. As of June 30, 2025 and December 31, 2024, the Company believes that it is compliant with these covenants.
(d)	The interest rate for the mortgage loan for the Parkway Property was originally based on ICE LIBOR plus 225 basis points, with a minimum rate of 2.25%. After the discontinuation of LIBOR on June 30, 2023, the ICE LIBOR index was replaced by Term SOFR, with an adjusted margin of 236.44 basis points. Under the terms of the mortgage, the interest rate payable each month shall not change by greater than 1% during any six-month period and 2% during any 12-month period. As of June 30, 2025 and December 31, 2024 the rate in effect for the Parkway Property mortgage was 6.69% and 6.92%, respectively. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule. The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis. As of June 30, 2025 and December 31, 2024, the Company believes that it is compliant with this covenant.
(e)	On June 13, 2022, the Company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property. The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule, is $103,438. The Company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a combined minimum debt yield of 9.5% on the Salisbury Marketplace Property, the Lancer Center Property, and the Greenbrier Business Center Property, and the maintenance of liquid assets of not less than $1,500,000. As of June 30, 2025 and December 31, 2024, the Company believes that it is compliant with these covenants.

As of June 30, 2025, the outstanding balance, monthly payment and unamortized loan issuance costs related to the Wells Fargo Mortgage Facility are allocated, for reporting purposes, among the Salisbury Marketplace Property, Lancer Center Property, and Greenbrier Business Center Property based on each property's proportionate share of the total combined appraised value at the time the Wells Fargo Mortgage Facility was originated. The portions allocated to the Lancer Center Property and Greenbrier Property are reported in Mortgages payable, net, on the Company’s condensed consolidated balance sheets, while the portion allocated to the Salisbury Marketplace Property, representing the estimated paydown amount upon its anticipated sale, is included in mortgages payable, net, associated with assets held for sale on the Company’s condensed consolidated balance sheets.

The Company’s mortgages payables, net, associated with assets held for sale, consists of the following:

				Balance
				June 30,
	Monthly	Interest		2025	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2024
Salisbury Marketplace (see note (e), above)	$36,418	4.50%	June 2027	$6,098,409	$—
Unamortized issuance costs, net				(29,097)	—
Total mortgages payable, net, associated with assets held for sale				$6,069,312	$—

Interest rate protection transaction

On October 28, 2021, the Company entered into an interest rate protection transaction to limit its exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property (the “Interest Rate Protection Transaction”).  Under this agreement, the Company’s interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%. Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR.  As of June 30, 2025 and December 31, 2024, SOFR was 4.32% and 4.33%, respectively.  In accordance with the guidance on derivatives and hedging, the Company records all derivatives on the balance sheet at fair value under other assets. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of the Interest Rate Protection Transaction is valued by an independent, third-party consultant which uses observable inputs such as yield curves, volatilities and other current market data, all of which are considered Level 2 inputs. As of June 30, 2025 and December 31, 2024, the fair value of the Interest Rate Protection Transaction was $68,174 and $117,390, respectively, and is recorded under other assets on the Company’s condensed consolidated balance sheets. The Company reports changes in the fair value of the derivative in other income on its condensed consolidated statements of operations.

For the period from September 1, 2022 through June 30, 2023, LIBOR, and for the period from July 1, 2023 through June 30, 2025, SOFR, exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced the Company’s net interest expense. Payments to the Company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024.

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

On October 2, 2024, the Company, through its wholly-owned subsidiaries, entered into an amended and restated Revolving Line of Credit Note with Wells Fargo Bank, National Association that increased the line of credit from $1,500,000 to $4,000,000 (the “Expanded Wells Fargo Line of Credit”). Outstanding balances on the Expanded Wells Fargo Line of Credit will bear interest at a floating rate of 3.10% above Daily Simply SOFR, which, with respect to any day (a “SOFR Rate Day”) means a rate per annum equal to SOFR for the day that is two U.S. Government Securities Business Days prior to (i) if such SOFR Rate Day is a U.S. Government Securities Business Day, such SOFR Rate Day or (ii) if such SOFR Rate Day is not a U.S. Government Securities Business Day, the U.S. Government Securities Business Day immediately preceding such SOFR Rate Day, subject to certain exceptions. A U.S. Government Securities Business Day is any day except for Saturday, Sunday or a day on which the Securities Industry and Financial Markets Association, or any successor thereto, recommends that the fixed income departments of its members be closed for the entire day for purposes of trading in United States government securities. As of June 30, 2025 and December 31, 2024, SOFR was 4.32% and 4.33%, respectively.

On April 28, 2025 the Company terminated the Expanded Wells Fargo Line of Credit and Wells Fargo Bank released its security interest in the Citibank Property.

Loss on Extinguishment of Debt

On April 28, 2025, the Company terminated the Expanded Wells Fargo Line of Credit. The Company accounted for the termination under debt extinguishment accounting in accordance with ASC 470. During the three and six months ended June 30, 2025, the Company recorded a loss on extinguishment of debt of $27,066 consisting of unamortized loan issuance costs.

On March 13, 2024, the Company sold the Hanover Square Shopping Center Property and repaid the mortgage loan for the Hanover Square Property. The Company accounted for the repayment of the mortgage payable under debt extinguishment accounting in accordance with ASC 470. During the six months ended June 30, 2024, the Company recorded a loss on extinguishment of debt of $51,837 consisting of unamortized loan issuance costs. No such loss was recorded during the three months ended June 30, 2024.

Interest Expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the three months ended June 30, 2025
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$126,603	$7,093	$—	$—	$133,696
Ashley Plaza	98,392	4,357	—	—	102,749
Brookfield Center	43,802	2,837	—	—	46,639
Parkway Center	80,060	2,757	(18,447)	—	64,370
Wells Fargo Mortgage Facility	197,385	12,135	—	—	209,520
Other interest	—	—	—	1,866	1,866
Total interest expense	$546,242	$29,179	$(18,447)	$1,866	$558,840

	For the three months ended June 30, 2024
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$127,542	$7,093	$—	$—	$134,635
Ashley Plaza	100,610	4,357	—	—	104,967
Brookfield Center	44,755	2,838	—	—	47,593
Parkway Center	88,021	2,756	(31,113)	—	59,664
Wells Fargo Mortgage Facility	202,361	6,722	—	—	209,083
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	65,530	—	100,000	165,530
Other interest	—	—	—	1,888	1,888
Total interest expense	$563,289	$89,296	$(31,113)	$101,888	$723,360

	For the six months ended June 30, 2025
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$252,380	$14,186	$—	$—	$266,566
Ashley Plaza	196,269	8,715	—	—	204,984
Brookfield Center	87,365	5,675	—	—	93,040
Parkway Center	160,374	5,513	(30,872)	—	135,015
Wells Fargo Mortgage Facility	393,879	24,270	—	—	418,149
Wells Fargo Line of Credit	—	—	—	2,500	2,500
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	2,404	—	5,066	7,470
Other interest	—	—	—	4,132	4,132
Total interest expense	$1,090,267	$60,763	$(30,872)	$11,698	$1,131,856

	For the six months ended June 30, 2024
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$255,083	$14,186	$—	$—	$269,269
Hanover Square	129,248	—	—	—	129,248
Ashley Plaza	201,766	8,715	—	—	210,481
Brookfield Center	89,743	5,675	—	—	95,418
Parkway Center	173,696	5,513	(51,900)	—	127,309
Wells Fargo Mortgage Facility	405,959	13,444	—	—	419,403
Wells Fargo Line of Credit	—	—	—	15,144	15,144
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	129,656	—	200,000	329,656
Other interest	—	—	—	4,180	4,180
Total interest expense	$1,255,495	$177,189	$(51,900)	$219,324	$1,600,108

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of June 30, 2025		As of December 31, 2024
		Accumulated			Accumulated
		amortization of			amortization
	Accrued	capitalized	Accrued		of capitalized
	interest	issuance costs	interest		issuance costs
Franklin Square	$41,678	$101,666	$43,448		$87,480
Ashley Plaza	—	101,684	—		92,969
Brookfield Center	—	65,269	—		59,594
Parkway Center	26,655	40,430	27,753		34,917
Wells Fargo Mortgage Facility	64,936	47,968	—		72,631
Amortization and accrued preferred stock dividends on mandatorily redeemable preferred stock	—	—	21,334	(1)	1,127,339
Total	$133,269	$357,017	$92,535		$1,474,930
(1)	Recorded as accrued interest under accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of December 31, 2024.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of June 30, 2025 are as follows:

	Mortgages Payable	Mortgages Payable Associated with Assets Held for Sale	Total
For the remaining six months ending December 31, 2025	$463,387	$78,994	$542,381
2026	968,437	165,832	1,134,269
2027	11,463,556	5,853,583	17,317,139
2028	716,916	—	716,916
2029	13,854,781	—	13,854,781
Thereafter	16,437,679	—	16,437,679
Total principal payments and debt maturities	43,904,756	6,098,409	50,003,165
Less unamortized issuance costs	(395,178)	(29,097)	(424,275)
Net principal payments and debt maturities	$43,509,578	$6,069,312	$49,578,890

6.      Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of June 30, 2025 are as follows:

For the remaining six months ending December 31, 2025	$3,902,113
2026	7,246,366
2027	6,394,555
2028	5,644,335
2029	4,454,641
Thereafter	9,894,409
Total minimum rents	$37,536,419

7.      Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 Common Shares, and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 60.89% and 77.40% interest in the Operating Partnership as of June 30, 2025 and December 31, 2024, respectively. Limited partners in the Operating Partnership who have held their OP Units for one year or longer have the right to redeem their common OP Units for cash or, at the REIT’s option, Common Shares at a ratio of OP Unit for one common share. Under the Agreement of Limited Partnership, distributions to OP Unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per OP Unit as dividends per share are paid to the REIT’s holders of Common Shares.

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

Common Stock Repurchase Plan

In December 2021, the Board approved a program to purchase up to 31,250 Common Shares in the open market, up to a maximum price of $76.80 per share. Under this authorization, the Company purchased 16,755 Common Shares at an average price of $16.61 per share in January 2022. In October 2023, the Board approved the purchase of an additional 100,000 shares. The repurchase program does not obligate the Company to acquire any particular amount of Common Shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. In March 2024, the Board authorized and adopted a 10b5-1 and Rule 10b-18 Stock Repurchase Agreement (the “10b5-1 Plan”) which, as amended, authorized the purchase of up to 35,265 shares at or below a price of $12.00 per share. The authorization under the 10b5-1 Plan expires on May 15, 2025 if not otherwise terminated or amended. The Company amended the 10b5-1 Plan on November 18, 2024 to revise the maximum price to $12.30 per share.  Under the 10b5-1 Plan, as of June 30, 2025, the Company has purchased 14,150 shares of common stock, $0.01 par value per share (“Common Shares”) at a total cost of $173,255 and at an average price of $12.24 per Common Share, including transaction fees. All repurchased Common Shares were retired in accordance with Maryland law.

Purchase (Trade) Date	Shares Purchased	Price Per Share	Total Cost (1)
August 6, 2024	2,830	$11.47	$32,467
February 3, 2025	2,830	12.33	34,886
February 10, 2025	2,830	12.32	34,872
March 19, 2025	2,830	13.03	36,866
April 23, 2025	2,830	12.05	34,164
Total	14,150	$12.24	$173,255
(1)	Total cost including transaction fees.

Common Shares and Operating Partnership Units Outstanding

As of June 30, 2025 and December 31, 2024, respectively, there were 2,221,020 and 1,738,124 OP Units outstanding, respectively, with the REIT owning 1,352,409 and 1,345,260 of these OP Units, respectively. The remaining 868,611 and 392,864, respectively, OP Units are held by noncontrolling, limited partners.  As of June 30, 2025 and December 31, 2024, respectively, there were 1,352,409 and 1,345,260 Common Shares of the REIT outstanding, respectively. As of June 30, 2025 and December 31, 2024 there were 232,865 and 4,820, respectively, OP Units held by noncontrolling, limited partners that were eligible for conversion to Common Shares.

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

On each January 1 during the term of the Equity Incentive Plan, the maximum number of Common Shares that may be issued under the Equity Incentive Plan will increase by eight percent (8%) of any additional Common Shares or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of Common Shares, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of any adjustment subsequent to January 1, 2020. As of January 1, 2025, the shares available for issuance under the plan was adjusted to 50,343 shares. As of June 30, 2025, there are 17,327 shares available for issuance under the Equity Incentive Plan.

Earnings per Share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common stockholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of June 30, 2025 and 2024, there were 232,865 and 6,150 OP Units, respectively, held by noncontrolling, limited partners that were eligible to be converted, on a one-to-one basis, into Common Shares. The OP Units and the equivalent Common Shares attributable to the convertible debentures have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's income (loss) per common share is determined as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted shares outstanding
Weighted average Common Shares – basic	1,353,132	1,118,315	1,355,091	1,117,453
Effect of conversion of Operating Partnership Units	232,865	6,150	232,865	6,150
Weighted average Common Shares – diluted	1,585,997	1,124,465	1,587,956	1,123,603

Calculation of loss per share – basic and diluted
Net loss attributable to common stockholders	$(456,444)	$(521,702)	(1,525,485)
Weighted average Common Shares – basic and diluted	1,353,132	1,118,315	1,355,091
Loss per share – basic and diluted	$(0.34)	$(0.47)	$(1.13)

Calculation of earnings per share – basic
Net income attributable to common stockholders				$835,696
Weighted average Common Shares – basic				1,117,453
Earnings per share – basic				$0.75

Calculation of earnings per share – diluted
Net income attributable to common stockholders				$835,696
Weighted average Common Shares – diluted				1,123,603
Earnings per share – diluted				$0.75

Dividends and Distributions

During the three and six months ended June 30, 2025, dividends in the amount of $0.065 and $0.0675 per share, respectively, were paid on January 23, 2025 to stockholders of record on January 20, 2025 and on April 22, 2025 to stockholders of record on April 17, 2025. During the three and six months ended June 30, 2024, dividends in the amount of $0.04 and $0.06, respectively, per share were paid on February 6, 2024, to stockholders of record on February 2, 2024 and on April 28, 2024 to stockholders of record on April 22, 2024. Total dividends paid to holders of Common Shares and distributions to noncontrolling interests paid during the three and six months ended June 30, 2025 and 2024, respectively, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Common stockholders (dividends)	$91,479	$44,733	$179,456	$67,074
Hanover Square Property noncontrolling interest (distributions)	—	28,800	—	508,656
Parkway Property noncontrolling interest (distributions)	9,000	16,200	18,000	24,300
Operating Partnership Unit holders (distributions)	58,631	9,422	85,113	10,075
Total dividends and distributions	$159,110	$99,155	$282,569	$610,105

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in North Carolina, South Carolina and Virginia, which represented approximately 95% of the total annualized base revenues of the properties in its portfolio as of June 30, 2025. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Interest Rate Risk

As of June 30, 2025, the interest rate environment remains elevated, significantly impacting the Company’s operations. The Federal Reserve has maintained a higher federal funds rate as part of its ongoing strategy to combat inflation. This situation has several implications for the Company, which is sensitive to a higher interest rate environment due to the Company’s reliance on debt financing. Higher interest rates increase the cost of borrowing for the Company, raising the expense associated with financing property acquisitions and developments. This could limit the ability to pursue new investments or expansions, potentially slowing growth. Additionally, refinancing existing debt in a high-rate environment could lead to increased costs. Elevated interest rates typically lead to higher capitalization rates, which can reduce property valuations. A decline in asset values may impact the net asset value (NAV) calculations, affecting investors’ perceptions and overall market confidence in the Company. The ongoing interest rate volatility may affect investor sentiment towards the Company, potentially leading to capital outflows as investors seek alternative investment opportunities with better risk-adjusted returns.

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

As of June 30, 2025 and December 31, 2024, all of the Company’s long-term debt either bore interest at fixed rates or was capped to a fixed rate. The Company’s debt obligations are more fully described in Note 5, Loans Payable, above.

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

Staffing Agreement

The Company has entered into a staffing agreement dated November 13, 2023 (the “Staffing Agreement”) with Gunston Consulting, LLC (the “Consultant”) the Consultant to employ staff on behalf of the Company.  The Consultant’s sole member is C. Brent Winn, Jr., the Company’s Chief Financial Officer.  Under the Staffing Agreement, the Company reimburses the Consultant for any approved employee’s salary, payroll taxes and benefits, including health insurance and retirement benefits, and related expenses. All expenses are reimbursed at cost and without a markup.

Other Related Parties

The Company paid Shockoe Properties, LLC, a subsidiary of Dodson Properties, LLC, (collectively, “Dodson Properties”), an entity in which William R. Elliott, one of the owners of the Company’s former Manager, held a 6.32% interest, an annual property management fee of up to 3% of the monthly gross revenues of the Company’s retail center and flex center properties.  These fees were paid in arrears on a monthly basis. Effective on July 31, 2024, the Company terminated the services of Dodson Properties for the Lancer Center, Greenbrier Business Center, Salisbury and Parkway properties.  Effective on August 31, 2024, the Company terminated the services of Dodson Properties for the Ashley Plaza, Brookfield and Franklin Square properties.  During the three and six months ended June 30, 2024, the Company paid property management fees of $69,737 and $140,562, respectively, to Dodson Properties.  No such property management fees were paid to Dodson Properties for the three and six months ended June 30, 2025.  In addition, pursuant to a separate agreement dated November 1, 2017 between Dodson Properties and Mr. Elliott, Mr. Elliott received a fee equal to 5% of the property management fees paid by the Company to Dodson Properties or its affiliates.

10.      Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. During the three and six months ended June 30, 2025 and 2024, the Company’s reportable segments consisted of retail center properties, flex center properties and STNL properties. These segments align with how the CODM evaluates performance and allocates resources.  During the periods presented, there have been no material intersegment transactions.

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

The following tables presents property operating revenues, operating expenses and interest expense by operating segment:

	For the three months ended June 30, (unaudited)
	Retail center properties		Flex center properties		STNL properties		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues	$1,613,945	$1,539,792	$662,420	$667,235	$188,808	$94,129	$2,465,173	$2,301,156
Operating expenses	407,821	391,563	167,944	184,113	8,682	7,801	584,447	583,477
Property related interest expense (1)	384,858	387,706	172,116	168,236	—	—	556,974	555,942
Adjusted net operating income	$821,266	$760,523	$322,360	$314,886	$180,126	$86,328	$1,323,752	$1,161,737

Reconciliation to net loss from operations (2)
Less: Bad debt expense (recoveries)	—	13,664	—	(5,500)	—	—	—	8,164
Less: Legal, accounting and other professional fees							315,785	286,496
Less: Corporate general and administrative expenses							357,377	213,945
Less: Loss on impairment							5,700	—
Less: Depreciation and amortization							933,292	993,299
Less: Non-mortgage interest expense (3)							1,866	167,418
Less: Loss on extinguishment of debt							27,066	—
Net loss income from operations							$(317,334)	$(507,585)
(1)	Includes mortgage interest expense and amortization of issuance costs related to mortgages payable. For a reconciliation to interest expense as reported on the Company’s condensed consolidated statement of operations, see Note 5, above.
(2)	Certain expenses that are not allocated to individual segments which are either reviewed at the corporate level or which are not included in segment-level profitability measures used by the CODM are added to or subtracted from net operating income measure used by the CODM to reconcile this measure to net (loss) income from operations on the Company’s condensed consolidated statement of operations for the three months ended June 30, 2025 and 2024.
(3)	Non-mortgage interest expense includes dividends paid and amortization of issuance costs and discounts on the Company’s mandatorily redeemable preferred stock which are recorded as interest expense (see note 4, above), and other interest expense, all of which are not allocated to individual segments. For a reconciliation to interest expense as reported on the Company’s condensed consolidated statement of operations, see Note 5, above.

	For the six months ended June 30, (unaudited)
	Retail center properties		Flex center properties		STNL properties		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues	$3,106,392	$3,389,409	$1,342,983	$1,331,302	$337,438	$152,084	$4,786,813	$4,872,795
Operating expenses	837,545	819,822	375,647	328,786	30,609	15,509	1,243,801	1,164,117
Property related interest expense (1)	767,745	906,081	350,009	345,047	—	—	1,117,754	1,251,128
Adjusted net operating income	$1,501,102	$1,663,506	$617,327	$657,469	$306,829	$136,575	$2,425,258	$2,457,550

Reconciliation to net (loss) income from operations (2)
Less: Bad debt expense	—	13,664	1,321	8,556	—	—	1,321	22,220
Less: Share-based compensation expenses							397,182	277,500
Less: Legal, accounting and other professional fees							742,354	679,574
Less: Corporate general and administrative expenses							772,933	510,739
Less: Loss on impairment							67,503	—
Less: Depreciation and amortization							1,898,503	2,005,775
Less: Non-mortgage interest expense (3)							14,102	348,980
Plus: Gain on disposal of investment properties							—	2,819,502
Less: Loss on redemption of mandatorily redeemable preferred stock							9,375	—
Less: Loss on extinguishment of debt							27,066	51,837
Net (loss) income from operations							$(1,505,081)	$1,380,427
(1)	Includes mortgage interest expense and amortization of issuance costs related to mortgages payable. For a reconciliation to interest expense as reported on the Company’s condensed consolidated statement of operations, see Note 5, above.
(2)	Certain expenses that are not allocated to individual segments which are either reviewed at the corporate level or which are not included in segment-level profitability measures used by the CODM are added to or subtracted from net operating income measure used by the CODM to reconcile this measure to net (loss) income from operations on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2025 and 2024.
(3)	Non-mortgage interest expense includes dividends paid and amortization of issuance costs and discounts on the Company’s mandatorily redeemable preferred stock which are recorded as interest expense (see note 4, above), and other interest expense, all of which are not allocated to individual segments. For a reconciliation to interest expense as reported on the Company’s condensed consolidated statement of operations, see Note 5, above.

The following table presents assets by operating segment:

	Retail center properties		Flex center properties		STNL properties		Total
	June 30,		June 30,		June 30,		June 30,
	2025	December 31,	2025	December 31,	2025	December 31,	2025	December 31,
	(unaudited)	2024	(unaudited)	2024	(unaudited)	2024	(unaudited)	2024
Segment assets	$47,959,705	$48,905,311	$18,978,016	$19,385,358	$8,341,656	$2,535,189	$75,279,377	$70,825,858

Reconciliation to total assets on condensed consolidated balance sheet
Plus: Other assets							$692,028	—
Plus: Assets held by operating partnership							666,754	48,430
Plus: Assets held by parent company							1,018,989	4,223,414
Total assets recorded							$77,657,148	$75,097,702

11.      Subsequent Events

As of August 7, 2025, the following events have occurred subsequent to the June 30, 2025 effective date of the condensed consolidated financial statements:

Common Stock Dividend

On July 16, 2025, a dividend in the amount of $0.0675 per share was paid to holders of Common Shares and OP Unit holders of record on July 11, 2025.

Tesla Service, Sales and Distribution Property Acquisition

On July 18, 2025, a wholly owned subsidiary of the Company closed on the acquisition of a Tesla sales, service and delivery facility consisting of a 45,461 square foot, single story building on 3.498 acres of land located at 312 E. 9 Mile Road, Pensacola, Florida (the “Tesla Pensacola Property”). The total purchase price paid for the Tesla Pensacola Property was $14,544,504. The acquisition was funded using proceeds from a line of credit in the amount of $14,700,000 (the “Farmers Line of Credit”) with Farmers and Merchants Bank of Long Beach.  The Farmers Line of Credit is cross collateralized by the Tesla Pensacola Property, the Company’s Citibank Property, Buffalo Wild Wings Property, and United Rentals Property.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the competitive environment in which we operate;
●	local, regional, national and international economic and geopolitical conditions, including recent trade tensions;
●	capital expenditures;
●	the availability, terms and deployment of capital;
●	financing risks;
●	inflation;
●	the general level of interest rates;
●	changes in our business or strategy;

●	fluctuations in interest rates and increased operating costs;
●	our incurrence of impairment charges;
●	the implementation of our DST Program (as defined below);
●	the degree and nature of our competition;
●	our dependence upon our key personnel;
●	defaults on or non-renewal of leases by tenants;
●	decreased rental rates or increased vacancy rates;
●	our ability to make distributions on shares of our common stock;
●	difficulties in identifying properties to acquire and completing acquisitions;
●	our ability to operate as a public company;
●	natural disasters such as hurricanes, floods or tornadoes;
●	the impact of epidemics, pandemics, or other outbreaks of illness, disease or virus and measures intended to prevent the spread or address the effects thereof;
●	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;
●	our ability to maintain an active trading market for our common stock on The Nasdaq Capital Market (“Nasdaq”) and maintain continued listing on Nasdaq and the likelihood that a delisting of our common stock from Nasdaq could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock;
●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;
●	potential disruption to or compromise of our information technology networks or data, or those of third parties upon which we rely; and
●	related industry developments, including trends affecting our business, financial condition and results of operations.

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

Overview

Company

Medalist Diversified REIT, Inc. is a Maryland corporation formed on September 28, 2015. Beginning with our taxable year ended December 31, 2017, we believe that we have operated in a manner qualifying us as a real estate investment trust (“REIT”), and we have elected to be taxed as a REIT for federal income tax purposes. Medalist Diversified REIT, Inc. serves as the general partner of Medalist Diversified Holdings, LP which was formed as a Delaware limited partnership on September 29, 2015.

We were formed to acquire, reposition, renovate, lease and manage income-producing properties. Our current primary focus is on (i) managing our legacy portfolio consisting of retail and flex-industrial properties in secondary and tertiary markets in Virginia, North Carolina, and South Carolina, (ii) managing and expanding our STNL property portfolio in geographic markets across the United States and (iii) implementing a program by which we will act as a sponsor of Delaware Statutory Trust (“DST”) investment offerings.   We may also pursue, in an opportunistic manner, other real estate-related and non-real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, indirect investments in real property, such as those that may be obtained in a joint venture, and ownership of crypto assets. While these types of investments are not intended to be a primary focus, we may make such investments in our discretion.

As of June 30, 2025, our portfolio consisted of the following properties:

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

In addition, as of June 30, 2025, we also owned three undeveloped parcels which are currently being marketed for use as STNL properties including (i) an outparcel at our Lancer Center Property consisting of approximately 1.80 acres (the “Lancer Outparcel”), (ii) an outparcel at our Salisbury Marketplace Property consisting of approximately 1.20 acres (the “Salisbury Outparcel”) (the exact size of the Lancer Outparcel and Salisbury Outparcel will not be determined until a user is identified), and (iii) the Hanover Square Outparcel consisting of 0.86 acres located adjacent to the Hanover Square Shopping Center.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have investments. As of June 30, 2025, our reportable segments were retail center properties, flex center properties and STNL properties.

Recent Highlights

Acquisition of the Tesla Pensacola Property, Commencement of DST Program

On July 18, 2025, we, through a wholly-owned subsidiary, completed the acquisition of a Tesla service, sales and delivery facility consisting of a 45,461 square foot, single story building on 3.498 acres of land located at 312 E. 9 Mile Road, Pensacola, Florida (the “Tesla Pensacola Property”).  The total purchase price paid for the Tesla Pensacola Property was $14,544,504 and was purchased from an unaffiliated seller. The acquisition was funded using a line of credit from Farmers and Merchants Bank of Long Beach in the amount of $14,700,000 (the “Farmers Line of Credit”).

We intend to contribute the Tesla Pensacola Property to a newly formed Delaware Statutory Trust (“DST”).  Following the contribution, the Company plans to launch a program (the “DST Program”) to raise capital, through the Operating Partnership, through private placement offerings exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by selling beneficial interests (the “DST Interests”) in specific DSTs holding real properties (the “DST  Properties”). We expect that the DST Program will provide us with the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors who may be seeking like-kind replacement properties to complete tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code (the “Code”). We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, fund the repurchase of shares under our share repurchase plan and for other corporate purposes. In addition, we expect to generate fee-based income, such as acquisition fees, asset management fees, disposition fees, and financing coordination fees, among others, from the DST Program.  However, there can be no assurance that we will be successful in our efforts to sell the DST Interests or to generate fee-based income.  As of August 7, 2025, we have not initiated our efforts to raise gross offering proceeds through the DST Program.

Farmers Line of Credit

On July 18, 2025, we, through our wholly-owned subsidiaries, entered into the new Farmers Line of Credit in the amount of $14,700,000 in connection with the acquisition of the Tesla Pensacola Property as discussed above. On April 28, 2025, we terminated the prior $4,000,000 line of credit with Wells Fargo Bank, National Association, in anticipation of the Farmers Line of Credit.

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

Financing Activities

Mortgages Payable

We have historically financed acquisitions of our investment properties through mortgages. The following table is presented as of June 30, 2025.

				Balance
				June 30,
	Monthly	Interest		2025	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2024
Franklin Square (a)	$61,800	3.808%	December 2031	$13,133,353	$13,250,000
Ashley Plaza (b)	52,795	3.75%	September 2029	10,339,848	10,460,350
Brookfield Center (c)	22,876	3.90%	November 2029	4,426,539	4,476,429
Parkway Center (d)	28,161	Variable	November 2031	4,782,250	4,814,563
Wells Fargo Mortgage Facility (e)	67,020	4.50%	June 2027	11,222,766	17,509,420
Total mortgages payable				$43,904,756	$50,510,762

Amounts presented do not reflect unamortized loan issuance costs.

(a)	The mortgage loan for the Franklin Square Property in the original principal amount of $13,250,000 has a ten-year term and matures on December 6, 2031. The mortgage loan bears interest at a fixed rate of 3.808% and was interest only until January 6, 2025, at which time the monthly payment became $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage includes covenants that we maintain (i) a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property, and (ii) liquid assets of no less than $1,000,000. As of June 30, 2025 and December 31, 2024, respectively, we believe that we are compliant with these covenants. We have guaranteed the payment and performance of the obligations of the mortgage loan.
(b)

The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.  Effective on December 26, 2023, we assumed certain guaranty obligations under the Ashley Plaza mortgage loan.  These obligations include covenants that we maintain (i) a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property and (ii) liquid assets of no less than $1,140,000.  As of June 30, 2025 and December 31, 2024, respectively, we believe that we are compliant with these covenants.

(c)

The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90% and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.  Effective on December 26, 2023, we assumed certain guaranty obligations under the Brookfield Property mortgage loan.  These obligations include covenants that we maintain (i) a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Property and (ii) liquid assets of no less than $485,000. As of June 30, 2025 and December 31, 2024, respectively, we believe that we are compliant with these covenants.

(d)

The interest rate for the mortgage loan for the Parkway Property was originally based on ICE LIBOR plus 225 basis points, with a minimum rate of 2.25%.  After the discontinuation of LIBOR on June 30, 2023, the ICE LIBOR index was replaced by Term SOFR, with an adjusted margin of 236.44 basis points.  Under the terms of the mortgage, the interest rate payable each month may not change by greater than 1% during any six-month period and 2% during any 12-month period.  As of June 30, 2025 and December 31, 2024 the rate in effect for the Parkway Property mortgage was 6.69% and 6.92%, respectively.  The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule.  The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis.  As of June 30, 2025 and December 31, 2024, respectively, we believe that we are compliant with this covenant.

On October 28, 2021, we entered into the Interest Rate Protection Transaction to limit our exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property. Under this agreement, our interest rate exposure is capped at

5.25% if USD 1-Month ICE LIBOR exceeds 3%.  Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR.  For the period from September 1, 2022 through June 30, 2025, the applicable index (LIBOR or SOFR), exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced our net interest expense.  Payments to us from the Interest Rate Protection Transaction are recorded as an offset to interest expense on our condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024, respectively.

(e)	On June 13, 2022, we entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property. The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five -year amortization schedule, is $103,438. We have provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a combined minimum debt yield of 9.5% on the Salisbury Marketplace Property, the Lancer Center Property, and the Greenbrier Business Center Property, and the maintenance of liquid assets of not less than $1,500,000. As of June 30, 2025 and December 31, 2024, respectively, we believe that we are compliant with these covenants.

As of June 30, 2025, the outstanding balance, monthly payment and unamortized loan issuance costs related to the Wells Fargo Mortgage Facility are allocated, for reporting purposes, among the Salisbury Marketplace Property, Lancer Center Property, and Greenbrier Business Center Property, based on each property's proportionate share of the total combined appraised value at the time the Wells Fargo Mortgage Facility was originated. The portions allocated to the Lancer Center Property and Greenbrier Property are reported in Mortgages payable, net, on our condensed consolidated balance sheets, while the portion allocated to the Salisbury Marketplace Property, representing the estimated paydown amount upon its anticipated sale, is included in mortgages payable, net, associated with assets held for sale on our condensed consolidated balance sheets.

We financed acquisitions of our assets held for sale through mortgages, which as of June 30, 2025, are recorded as mortgages payable, net, associated with assets held for sale, on our consolidated balance sheets, as follows:

				Balance
				June 30,
	Monthly	Interest		2025	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2024
Salisbury Marketplace (see note (e), above)	$36,418	4.5%	June 2027	$6,098,409	$—
Total mortgages payable associated with assets held for sale				$6,098,409	$—

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

Acquisition of Investments in Real Estate

The adoption of Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805), as discussed in Note 2, “Summary of Significant Accounting Policies” of the condensed consolidated financial statements included in this report, has impacted our accounting framework for the acquisition of investment properties. Upon acquisition of investment properties, we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible assets and liabilities, including in-place leases, above- and below-market leases, tenant relationships and assumed debt based on evaluation of information and estimates available at that date. Fair values for these assets are not directly observable and estimates are based on comparable market data and other information which is subjective in nature, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

Impairment of Long-Lived Assets

We periodically review investment properties for impairment on a property-by-property basis to identify any events or changes in circumstances that indicate that the carrying value of investment properties may not be recoverable. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. If any such events or changes in circumstances are identified, we perform a formal impairment analysis. We measure any impairment of investment property when the estimated undiscounted operating income before depreciation and amortization, is less than the carrying value of the property. To the extent impairment has occurred, we charge to income the excess of carrying value of the property over its estimated fair value. We estimate fair value using data such as operating income, estimated capitalization rates or multiples, leasing prospects and local market information. We also review our intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of our intangible assets may not be recoverable, but at least annually.

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

Evaluation of Our Ability to Continue as a Going Concern

Under the accounting guidance related to the presentation of financial statements, we are required to evaluate, on a quarterly basis, whether or not our current financial condition, including our sources of liquidity at the date that the condensed consolidated financial statements are issued, will enable us to meet our obligations as they come due arising within one year of the date of the issuance of our condensed consolidated financial statements and to make a determination as to whether or not it is probable, under the application of this accounting guidance, that we will be able to continue as a going concern. Our condensed consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In applying applicable accounting guidance, management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due over the next twelve months, as well as our recurring business operating expenses.

We have concluded that it is probable that we will be able to meet our obligations arising within one year of the date of issuance of these condensed consolidated financial statements within the parameters set forth in the accounting guidance. For additional information regarding our liquidity, see Note 5 – Loans Payable and Note 8 – Commitments and Contingencies in the notes to our  condensed consolidated financial statements.

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

Internal liquidity to fund operating needs is expected to be provided primarily by the rental receipts from our investment properties.  The Farmers Line of Credit will not be a continuing source of liquidity for us.  Upon repayment of the Farmers Line of Credit, no further advances will be available.

Cash Flows

At June 30, 2025, our consolidated cash and restricted cash on hand totaled $3,637,782 compared to consolidated cash on hand of $6,072,736 at December 31, 2024. Cash from operating activities, investing activities and financing activities for the three and six months ended June 30, 2025 are as follows:

Operating Activities

During the six months ended June 30, 2025, our cash provided by operating activities was $704,098 compared to cash provided by operating activities of $1,271,084 for the six months ended June 30, 2024, a decrease in cash provided by operating activities of $566,986.

Cash flows from operating activities has two components. The first component consists of net operating (loss) income adjusted for non-cash operating activities. During the six months ended June 30, 2025, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $950,746.  During the six months ended June 30, 2024, operating activities adjusted for non-cash items resulted in net cash provided in operating activities of $1,021,497.  The decrease of $70,751 in cash flows from operating activities for the six months ended June 30, 2025 was primarily the result of increased corporate general and administrative expenses and legal, professional and other fees, offset by increased net operating income from our investment properties.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations.  During the six months ended June 30, 2025, net changes in asset and liability accounts resulted in $246,648 in cash used in operations. During the six months ended June 30, 2024, net changes in asset and liability accounts resulted in $249,587 in cash provided in operations. This increase of $496,235 in cash used in operations resulting from changes in assets and liabilities is a result of increased changes in rent and other receivables, net, of $15,485, increased changes in other assets of $592,495, and increased changes in unbilled rent of $23,166, all of which used cash, offset by increased accounts payable and accrued liabilities of $103,941, which is a source of cash.

The net of (i) the $70,751 decrease in cash provided by operations from the first category and (ii) the $496,235 decrease in cash provided by operations from the second category results in a total decrease of cash provided in operations of $566,986 for the six months ended June 30, 2025.

Management believes that separately evaluating these two components of our cash provided by operating activities provides management with additional insight into this GAAP measure. Management believes that separating changes in assets and liabilities, the second component, from net operating (loss) income adjusted for non-cash operating activities, the first component, is a meaningful measure of our operating performance, along with adjusted net operating income and adjusted funds from operations, presented below.

Investing Activities

During the six months ended June 30, 2025, our cash used by investing activities was $708,098, compared to cash provided in investing activities of $2,605,078 during the six months ended June 30, 2024, a decrease in cash provided by investing activities of $3,313,176.

During the six months ended June 30, 2025, cash used by investing activities consisted of $563,219 in capitalized expenditures, including $152,604 in building improvements, $126,011 in leasing commissions and $267,140 in tenant improvements, $89,875 in investment property acquisitions for closing costs related to the Buffalo Wild Wings Property and United Rentals Property acquisitions, and $55,004 for the purchase of crypto assets.  During the six months ended June 30, 2024, cash provided by investing activities consisted of $3,110,149 in cash received from the disposal of the Hanover Square Shopping Center Property, offset by cash used in investing activities consisting of $145,345 in investment property acquisitions, including $100,891 in cash paid for the acquisition of the noncontrolling owner’s 16% interest in the Hanover Square Outparcel and $44,454 paid in cash for closing costs related to the Citibank Property acquisition, and $359,726 in capitalized expenditures, including $68,500 in building improvements, $2,300 in site improvements, $80,329 in leasing commissions, $178,952 in capitalized tenant improvements, and $29,645 in capitalized tenant improvements considered to be lease incentives.

The non-cash investing activity for the six months ended June 30, 2025, that did not affect our cash provided by investing activities was the issuance of $5,765,000 of OP Units,  $2,620,000 of OP Units for the acquisitions of the Buffalo Wild Wings Property and $3,145,000 of OP Units for the United Rentals Property, the transfer of $8,951,336 of investment properties, net, to assets held for sale, the transfer of $481,568 of intangible assets, net, to assets held for sale, the transfer of $476,656 of intangible liabilities, net, to liabilities held for sale and $87,017 of capital expenditures accrued as of June 30, 2025.  The non-cash investing activity for the six months ended June 30, 2024, that did not affect our cash provided by investing activities, was the issuance of $2,400,000 of OP Units for the acquisition of the Citibank Property.

Financing Activities

During the six months ended June 30, 2025, our cash used by financing activities was $2,430,954 compared to cash used by financing activities of $2,221,225 during the six months ended June 30, 2024, an increase in cash used by financing activities of $209,729.  During the six months ended June 30, 2025 our cash used by financing activities consisted of $1,500,000 for the final redemption of our mandatorily redeemable preferred stock, $507,597 in principal payments for our mortgages, $282,569 in dividends and distributions, and $140,788 to repurchase Common Shares. During the six months ended June 30, 2024, our cash used by financing activities consisted of $1,000,000 to repay the line of credit, short term, $533,894 in principal payments for our mortgages, $610,105 in dividends and distributions and $77,226 for the Operating Partnership Unit redemption.

Future Liquidity Needs

Liquidity for general operating needs and our investment properties is generally provided by the rental receipts from our retail properties, flex center properties and STNL properties, if any. We expect to provide any liquidity for growth (acquisition of new investment properties) by raising additional investment capital. In addition, we continually review and evaluate our outstanding mortgages payable for refinancing opportunities. While some of our mortgages payable are not pre-payable, some mortgages payable may present opportunities for refinancing.

Our primary, non-operating liquidity needs are $149,919 to pay the dividends to common stockholders and distributions to OP Unit holders that were declared on June 26, 2025 and payable July 16, 2025 to holders of record on July 11, 2025, $542,381 in principal payments due on its mortgages payable during the remaining six months ending December 31, 2025 and $14,544,504 for the acquisition of the Tesla Pensacola Property, which closed on July 18, 2025.  In addition to liquidity required to fund these dividends and principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. We plan to pay these obligations through a combination of cash on hand, potential dispositions and operating cash.

To meet these future liquidity needs, we have the following resources:

●	$1,950,829 in unrestricted cash as of June 30, 2025;
●	$1,686,953 held in lender reserves for the purposes of tenant improvements, leasing commissions, real estate taxes and insurance premiums;
●	$14,700,000 commitment for a line of credit to fund the acquisition of the Tesla Pensacola Property, which line of credit closed on July 18, 2025;
•	Cash generated from operations during the remaining six months ending December 31, 2025, if any.

We expect these resources will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months and beyond. There can be no assurance that we will continue to generate cash flows at or above current levels.

Factors That May Influence Our Results of Operations

Economic Conditions

Rental revenues from our investment properties are our only source of income and are directly affected by a number of factors, including occupancy rates, lease structures, and tenant credit quality, as well as broader economic and policy developments that affect consumer sentiment. Our revenues can be significantly impacted by trends in consumer spending, interest rates, and market confidence, all of which shape demand for our tenants’ goods and services and, in turn, for occupancy in our investment properties.

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

Results of Operations

Three months ended June 30, 2025

Revenues

Revenues for the three months ended June 30, 2025 and 2024 are as follows:

	For the three months ended
	June 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Retail center property revenues	$1,613,945	$1,539,792	$74,153
Flex center property revenues	662,420	667,235	(4,815)
STNL property revenues	188,808	94,129	94,679
Total Revenues	$2,465,173	$2,301,156	$164,017

Total revenue was $2,465,173 for the three months ended June 30, 2025, an increase of $164,017 from the three months ended June 30, 2024. Increases in retail center property revenues due to leasing activity in our Franklin Square, Salisbury Marketplace and Ashley Plaza properties, which were offset by decreased revenues from continuing vacancies in the Lancer Center Property, and increased STNL property revenues resulting from the acquisition of the Buffalo Wild Wings Property and the United Rentals Property, were offset by slightly decreased flex center property revenues due to vacancies in our Brookfield Property.

Adjusted Net Operating Income

We establish operating segments at the property level and aggregates individual properties into reportable segments based on product types in which we have investments. During the three and six months ended June 30, 2025 and 2024, our reportable segments consisted of retail center properties, flex center properties and STNL properties.  We base our evaluation of our results of operations on the net operating income adjusted for interest expense of each reportable segment and, in some cases, of each property.

Net operating income (“NOI”) is a non-GAAP financial measure and is not considered a measure of operating results or cash flows from operations under GAAP.  NOI is calculated by deducting operating expenses from operating revenues.  NOI reflects occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. NOI, as we calculate it, may not be directly comparable to similarly titled, but differently calculated, measures for other REITs.

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

Because Adjusted Net Operating Income consists of only revenues, operating expenses, and interest expense directly related to our real estate rental operations, management believes that the use of Adjusted Net Operating Income to evaluate the financial performance of its operating segments and individual investment properties is a useful tool that can assist in the comparison of the operating performance of our real estate assets between periods, or as compared to other companies and other investment opportunities we may consider from time to time.  Management uses Adjusted Net Operating Income as a supplemental measure to evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance.

Adjusted Net Operating Income is a non-GAAP financial measure and is not considered a measure of operating results or cash flows from operations under GAAP.

Please see below for the reconciliation of revenue and Adjusted Net Operating Income for each property.

Retail Center Property Revenues and Adjusted Net Operating Income

The following tables present property revenues, operating expenses and interest expense for our retail center properties for the three months ended June 30, 2025 and 2024:

	For the three months ended
	June 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Ashley Plaza
Retail center property revenues	$378,098	$367,040	$11,058
Retail center property operating expenses	84,724	79,924	4,800
Interest expense	98,392	100,610	(2,218)
Adjusted net operating income	$194,982	$186,506	$8,476

Franklin Square
Retail center property revenues	$682,083	$621,315	$60,768
Retail center property operating expenses	166,828	172,343	(5,515)
Interest expense	126,603	127,542	(939)
Adjusted net operating income	$388,652	$321,430	$67,222

Hanover Square
Retail center property operating expenses	$—	$4,194	$(4,194)
Adjusted net operating income	$—	$4,194	$(4,194)

Lancer Center
Retail center property revenues	$289,534	$327,622	$(38,088)
Retail center property operating expenses	100,427	91,469	8,958
Interest expense	70,269	72,041	(1,772)
Adjusted net operating income	$118,838	$164,112	$(45,274)

Salisbury Marketplace
Retail center property revenues	$264,230	$223,815	$40,415
Retail center property operating expenses	55,842	43,633	12,209
Interest expense	69,480	71,231	(1,751)
Adjusted net operating income	$138,908	$108,951	$29,957

Total Retail Center Properties
Retail center property revenues	$1,613,945	$1,539,792	$74,153
Retail center property operating expenses	407,821	391,563	16,258
Interest expense	364,744	371,424	(6,680)
Adjusted net operating income	$841,380	$776,805	$64,575

Retail center property revenues were $1,613,945 for the three months ended June 30, 2025, a $74,153 increase from the three months ended June 30, 2024, Increased revenues from the Franklin Square, which is fully occupied as of June 30, 2025, the Ashley Plaza Property which is 99.0% leased as of June 30, 2025 and the Salisbury Marketplace Property from increased tenant CAM reimbursements, were offset by decreased revenues from continued vacancies at the Lancer Center Property.

Adjusted Net Operating Income from retail center properties was $841,380 for the three months ended June 30, 2025. Adjusted Net Operating Income for the three months ended June 30, 2025 increased by $64,575 from the three months ended June 30, 2024, due to increased Adjusted Net Operating Income from the Ashley Plaza Property, Franklin Square Property and the Salisbury Marketplace Property, which were slightly offset by decreased Adjusted Net Operating Income from the Franklin Square Property.

Increased Adjusted Net Operating Income from the Salisbury Marketplace Property resulted from increased tenant CAM reimbursement revenues, offset by increased retail center operating expenses. Increased Adjusted Net Operating Income from the Franklin Square Property resulted from increased rent revenues due to full occupancy and a slight decrease in operating expenses and interest expense.  Increased Adjusted Net Operating Income from the Ashley Plaza Property was a result of increased retail center property revenues resulting from new leasing activity and lower interest expense due to loan principal amortization, offset by increased retail center operating expenses.  These increases in Adjusted Net Operating Income were slightly offset by an decrease in Adjusted Net Operating Income from the Lancer Center Property due to decreased retail center property revenues from continuing vacancies and increased retail center operating expenses.

Flex Center Property Revenues and Adjusted Net Operating Income

The following tables present property operating revenues, operating expenses and interest expense for our flex center properties for the three months ended June 30, 2025 and 2024:

	For the three months ended
	June 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Brookfield Center
Flex center property revenues	$176,933	$214,005	$(37,072)
Flex center property operating expenses	59,007	68,339	(9,332)
Interest expense	43,802	44,755	(953)
Adjusted net operating income	$74,124	$100,911	$(26,787)

Greenbrier Business Center
Flex center property revenues	$274,493	$254,206	$20,287
Flex center property operating expenses	50,853	68,678	(17,825)
Interest expense	57,636	59,089	(1,453)
Adjusted net operating income	$166,004	$126,439	$39,565

Parkway
Flex center property revenues	$210,994	$199,024	$11,970
Flex center property operating expenses	58,084	47,096	10,988
Interest expense	61,613	56,908	4,705
Adjusted net operating income	$91,297	$95,020	$(3,723)

Total Flex Center Properties
Flex center property revenues	$662,420	$667,235	$(4,815)
Flex center property operating expenses	167,944	184,113	(16,169)
Interest expense	163,051	160,752	2,299
Adjusted net operating income	$331,425	$322,370	$9,055

Flex center property revenues were $662,420 for the three months ended June 30, 2025, a decrease of $4,815 from the three months ended June 30, 2024.  Increased revenues at the Greenbrier Business Center Property and Parkway Property from increased occupancy were partially offset by decreased revenues from the Brookfield Property due to a continuing vacancy.

Adjusted Net Operating Income from our flex center properties was $331,425 for the three months ended June 30, 2025. Adjusted Net Operating Income for the three months ended June 30, 2025 increased by $9,055 from the three months ended June 30, 2024 due to increased Adjusted Net Operating Income from the Greenbrier Business Center Property, offset by decreased Adjusted Net Operating Income from the Brookfield Property and Parkway Property.

Increased Adjusted Net Operating Income from the Greenbrier Business Center resulted from increased flex center property revenues due to strong leasing and renewal activity and decreased flex center property operating expenses.  Decreased Adjusted Net Operating Income from the Brookfield Property resulted from decreased flex center property revenues due to a new vacancy, offset by decreased flex center operating expenses.  Decreased Adjusted Net Operating Income from the Parkway Property resulted from increased operating expenses and interest expense, offset by increased flex center property revenues from contractual rent escalations and new leases.

STNL Property Revenues and Adjusted Net Operating Income

The following tables present property operating revenues, operating expenses and interest expense for our STNL center properties for the three months ended June 30, 2025 and 2024:

	For the three months ended
	June 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
East Coast Wings
Single tenant net lease property revenues	$26,479	$26,486	$(7)
Single tenant net lease property operating expenses	4,029	3,718	311
Adjusted net operating income	$22,450	$22,768	$(318)

T-Mobile
Single tenant net lease property revenues	$29,946	$29,944	$2
Single tenant net lease property operating expenses	4,653	4,083	570
Adjusted net operating income	$25,293	$25,861	$(568)

Citibank
Single tenant net lease property revenues	$37,700	$37,699	$1
Adjusted net operating income	$37,700	$37,699	$1

Buffalo Wild Wings
Single tenant net lease property revenues	$43,585	$—	$43,585
Adjusted net operating income	$43,585	$—	$43,585

United Rentals
Single tenant net lease property revenues	$51,098	$—	$51,098
Adjusted net operating income	$51,098	$—	$51,098

Total STNL
Single tenant net lease property revenues	$188,808	$94,129	$94,679
Single tenant net lease property operating expenses	8,682	7,801	881
Adjusted net operating income	$180,126	$86,328	$93,798

STNL property revenues were $188,808 for the three months ended June 30, 2025, a $94,679 increase from the three months ended June 30, 2024.  Adjusted Net Operating Income from STNL properties was $180,126 for the three months ended June 30, 2025, an increase of $93,798 over the three months ended June 30, 2024.  STNL property revenues and Adjusted Net Operating Income increased due to the acquisition of the Buffalo Wild Wings Property and the United Rentals Property, owning the Citibank Property for the full the three months ended June 30, 2025.

Operating Expenses

The following table presents our operating expenses for the three months ended June 30, 2025 and 2024:

	For the three months ended
	June 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Property Operating Expense Reconciliation
Retail center property operating expenses	$407,821	$391,563	$16,258
Flex center property operating expenses	167,944	184,113	(16,169)
STNL property operating expenses	8,682	7,801	881
Total Property Operating Expenses from Consolidated Statements of Operations	$584,447	$583,477	$970

Other Operating Expenses
Bad debt expense	$—	$8,164	$(8,164)
Legal, accounting and other professional fees	315,785	286,496	29,289
Corporate general and administrative expenses	357,377	213,945	143,432
Loss on impairment	5,700	—	5,700
Depreciation and amortization	933,292	993,299	(60,007)
Total Operating Expenses	$2,196,601	$2,085,381	$111,220

Total operating expenses were $2,196,601 for the three months ended June 30, 2025. Total expenses for the three months ended June 30, 2025 increased by $111,220 over the three months ended June 30, 2024, primarily due to increased legal, accounting and other professional fees, corporate general and administrative expenses, which increased primarily due to increased marketing and compensation expenses, and loss on impairment, offset by decreased bad debt expense and decreased depreciation and amortization expense.

Operating Income (Loss)

Operating income for the three months ended June 30, 2025 was $241,506, an increase of $25,731 from the operating income of $215,775 for the three months ended June 30, 2024. This increase was primarily a result of increased adjusted net operating income from our three operating segments, decreased bad debt expense and depreciation and amortization expense, offset by increased legal, accounting and other professional fees, corporate general and administrative expenses, loss on impairment, loss on extinguishment of debt

Interest Expense

Interest expense was $558,840 and $723,360 for the three months ended June 30, 2025 and 2024, respectively, as follows:

	For the three months ended
	June 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Interest Expense Reconciliation
Retail center property interest expense	$364,744	$371,424	$(6,680)
Flex center property interest expense	163,051	160,752	2,299
Addback: Non cash interest expense	29,179	23,766	5,413
Addback: Other interest expense	1,866	167,418	(165,552)
Total Interest Expense from Condensed Consolidated Statements of Operations	$558,840	$723,360	$(164,520)

Total interest expense for the three months ended June 30, 2025 decreased by $164,520 over the three months ended June 30, 2024. This decrease was primarily a result of decreased interest expense due to the redemption of the mandatorily redeemable preferred stock. Non cash interest expense, above, includes non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock. See Note 5 of the accompanying notes to the unaudited condensed consolidated financial statements.

Other Income

During the three months ended June 30, 2025, other income was $7,161, which consisted of interest income. This is a decrease of $8,950 from other income of $16,111 for the three months ended June 30, 2024, which also consisted of interest income.

Other Expense

During the three months ended June 30, 2025, other expense was $20,990 related to the fair value change of the interest rate cap.  This is an increase of $13,790 from other expense of $7,200 for the three months ended June 30, 2024, which also consisted of the fair value change of the interest rate cap.

Net (Loss) Income

Net loss was $331,163 for the three months ended June 30, 2025, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common stockholders was $456,444.

Net loss for the three months ended June 30, 2025, decreased by $167,511 over the three months ended June 30, 2024, before adjustments for net (loss) income attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net income attributable to our common stockholders for the three months ended June 30, 2025 decreased by $65,258 over the three months ended June 30, 2024.

Six months ended June 30, 2025

Revenues

Revenues for the six months ended June 30, 2025 and 2024 are as follows:

	For the six months ended
	June 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Retail center property revenues	$3,106,392	$3,389,409	$(283,017)
Flex center property revenues	1,342,983	1,331,302	11,681
STNL property revenues	337,438	152,084	185,354
Total Revenues	$4,786,813	$4,872,795	$(85,982)

Total revenue was $4,786,813 for the six months ended June 30, 2025, a decrease of $85,982 from the six months ended June 30, 2024.  Decreases in retail center property revenues from the sale of the Hanover Square Shopping Center and increased vacancies in the Lancer Center Property, were partially offset by increases in flex center property revenues from the Parkway and Greenbrier Business Center properties, and STNL property revenues resulting from the acquisition of the Buffalo Wild Wings Property and the United Rentals Property.

Adjusted Net Operating Income

Adjusted Net Operating Income is a non-GAAP financial measure and is not considered a measure of operating results or cash flows from operations under GAAP.

Please see below for the reconciliation of revenue and Adjusted Net Operating Income for each property.

Retail Center Property Revenues and Adjusted Net Operating Income

The following tables present property revenues, operating expenses and interest expense for our retail center properties for the six months ended June 30, 2025 and 2024:

	For the six months ended
	June 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Ashley Plaza
Retail center property revenues	$744,979	$738,633	$6,346
Retail center property operating expenses	186,926	138,807	48,119
Interest expense	196,269	201,766	(5,497)
Adjusted net operating income	$361,784	$398,060	$(36,276)

Franklin Square
Retail center property revenues	$1,319,265	$1,238,451	$80,814
Retail center property operating expenses	307,550	328,984	(21,434)
Interest expense	252,380	255,083	(2,703)
Adjusted net operating income	$759,335	$654,384	$104,951

Hanover Square
Retail center property revenues	$—	$307,325	$(307,325)
Retail center property operating expenses	—	92,536	(92,536)
Interest expense	—	129,248	(129,248)
Adjusted net operating income	$—	$85,541	$(85,541)

Lancer Center
Retail center property revenues	$581,141	$654,792	$(73,651)
Retail center property operating expenses	214,697	177,269	37,428
Interest expense	140,221	144,521	(4,300)
Adjusted net operating income	$226,223	$333,002	$(106,779)

Salisbury Marketplace
Retail center property revenues	$461,007	$450,208	$10,799
Retail center property operating expenses	128,372	82,226	46,146
Interest expense	138,645	142,898	(4,253)
Adjusted net operating income	$193,990	$225,084	$(31,094)

Total Retail Center Properties
Retail center property revenues	$3,106,392	$3,389,409	$(283,017)
Retail center property operating expenses	837,545	819,822	17,723
Interest expense	727,515	873,516	(146,001)
Adjusted net operating income	$1,541,332	$1,696,071	$(154,739)

Retail center property revenues were $3,106,392 for the six months ended June 30, 2025, a $283,017 decrease from the six months ended June 30, 2024, primarily due to decreased revenues resulting from the sale of the Hanover Square Shopping Center Property and a continuing vacancy in the Lancer Center Property.  These decreased revenues were offset by increased revenues from the Franklin Square Property, which resulted from full occupancy, and the Salisbury Marketplace Property due to new leasing activity.

Adjusted Net Operating Income from retail center properties was $1,541,332 for the six months ended June 30, 2025. Adjusted Net Operating Income for the six months ended June 30, 2025 decreased by $154,739 from the six months ended June 30, 2024, due to the sale of the Hanover Square Property, decreased Adjusted Net Operating Income from the Ashley Plaza Property, Lancer Center

Property and the Salisbury Marketplace Property, which decreases were slightly offset by increased Adjusted Net Operating Income from the Franklin Square Property.

Decreased Adjusted Net Operating Income from the Lancer Center Property resulted from a decline in retail center property revenues due to a continuing vacancy and an increase in operating expenses.  Decreased Adjusted Net Operating Income from the Ashley Plaza and Salisbury Marketplace properties were primarily a result of increased operating expenses.  These decreases in Adjusted Net Operating Income were slightly offset by an increase in Adjusted Net Operating Income from the Franklin Square Property due to increased retail center property revenues from new leases and contractual rent escalations and a decrease in operating expenses.

Flex Center Property Revenues and Adjusted Net Operating Income

The following tables present property operating revenues, operating expenses and interest expense for our flex center properties for the six months ended June 30, 2025 and 2024:

	For the six months ended
	June 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Brookfield Center
Flex center property revenues	$368,925	$428,383	$(59,458)
Flex center property operating expenses	125,713	120,763	4,950
Interest expense	87,365	89,743	(2,378)
Adjusted net operating income	$155,847	$217,877	$(62,030)

Greenbrier Business Center
Flex center property revenues	$541,654	$504,532	$37,122
Flex center property operating expenses	119,285	116,490	2,795
Interest expense	115,013	118,540	(3,527)
Adjusted net operating income	$307,356	$269,502	$37,854

Parkway
Flex center property revenues	$432,404	$398,387	$34,017
Flex center property operating expenses	130,649	91,533	39,116
Interest expense	129,502	121,796	7,706
Adjusted net operating income	$172,253	$185,058	$(12,805)

Total Flex Center Properties
Flex center property revenues	$1,342,983	$1,331,302	$11,681
Flex center property operating expenses	375,647	328,786	46,861
Interest expense	331,880	330,079	1,801
Adjusted net operating income	$635,456	$672,437	$(36,981)

Flex center property revenues were $1,342,983 for the six months ended June 30, 2025, an increase of $11,681 from the six months ended June 30, 2024.  Increased revenues at the Greenbrier Business Center Property and Parkway Property from increased occupancy were partially offset by decreased revenues from the Brookfield Property due to a vacancy.

Adjusted Net Operating Income from our flex center properties was $635,456 for the six months ended June 30, 2025. Adjusted Net Operating Income for the six months ended June 30, 2025 decreased by $36,981 from the six months ended June 30, 2024 due to decreased Adjusted Net Operating Income from the Brookfield Property and Parkway Property, slightly offset by increased Adjusted Net Operating Income from the Greenbrier Business Center Property.

Decreased Adjusted Net Operating Income from the Brookfield Property resulted from decreased flex center property revenues due to a continuing vacancy and slightly increased operating expenses.  Decreased Adjusted Net Operating Income from the Parkway Property resulted from increased operating expenses, offset by increased flex center property revenues from contractual rent escalations and new leases.  These decreases in Adjusted Net Operating Income were slightly offset by increased Adjusted Net Operating Income form the Greenbrier Business Center Property resulting from by increased flex center property revenues from contractual rent escalations and new leases.

STNL Property Revenues and Adjusted Net Operating Income

The following tables present property operating revenues, operating expenses and interest expense for our STNL center properties for the six months ended June 30, 2025 and 2024:

	For the six months ended
	June 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
East Coast Wings
Single tenant net lease property revenues	$53,108	$53,113	$(5)
Single tenant net lease property operating expenses	21,558	7,436	14,122
Adjusted net operating income	$31,550	$45,677	$(14,127)

T-Mobile
Single tenant net lease property revenues	$59,892	$59,798	$94
Single tenant net lease property operating expenses	9,051	8,073	978
Adjusted net operating income	$50,841	$51,725	$(884)

Citibank
Single tenant net lease property revenues	$75,397	$39,173	$36,224
Adjusted net operating income	$75,397	$39,173	$36,224

Buffalo Wild Wings
Single tenant net lease property revenues	$76,294	$—	$76,294
Adjusted net operating income	$76,294	$—	$76,294

United Rentals
Single tenant net lease property revenues	$72,747	$—	$72,747
Adjusted net operating income	$72,747	$—	$72,747

Total STNL
Single tenant net lease property revenues	$337,438	$152,084	$185,354
Single tenant net lease property operating expenses	30,609	15,509	15,100
Adjusted net operating income	$306,829	$136,575	$170,254

STNL property revenues were $337,438 for the six months ended June 30, 2025, a $185,354 increase from the six months ended June 30, 2024.  Adjusted Net Operating Income from STNL properties was $306,829 for the six months ended June 30, 2025, an  increase of $170,254 from the six months ended June 30, 2024.  Revenues and Adjusted Net Operating Income increased due to the acquisition of the Buffalo Wild Wings Property and the United Rentals Property and owning the Citibank Property for the full six months ended June 30, 2025.

Operating Expenses

The following table presents our operating expenses for the six months ended June 30, 2025 and 2024:

	For the six months ended
	June 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Property Operating Expense Reconciliation
Retail center property operating expenses	$837,545	$819,822	$17,723
Flex center property operating expenses	375,647	328,786	46,861
STNL property operating expenses	30,609	15,509	15,100
Total Property Operating Expenses from Consolidated Statements of Operations	$1,243,801	$1,164,117	$79,684

Other Operating Expenses
Bad debt expense	$1,321	$22,220	$(20,899)
Share based compensation expenses	397,182	277,500	119,682
Legal, accounting and other professional fees	742,354	679,574	62,780
Corporate general and administrative expenses	772,933	510,739	262,194
Loss on impairment	67,503	—	67,503
Depreciation and amortization	1,898,503	2,005,775	(107,272)
Total Operating Expenses	$5,123,597	$4,659,925	$463,672

Total operating expenses were $5,123,597 for the six months ended June 30, 2025. Total expenses for the six months ended June 30, 2025, increased by $463,672 over the six months ended June 30, 2024, primarily due to increased share based compensation, loss on impairment, legal, accounting and other professional fees, and corporate general and administrative expenses, which increased primarily due to increased marketing and compensation expenses.

Operating (Loss) Income

Operating loss for the six months ended June 30, 2025 was $373,225, a decrease of $3,353,760 from the operating income of $2,980,535 for the six months ended June 30, 2024. This decrease was primarily a result of the gain on the sale of the Hanover Square Property of $2,819,502 during the six months ended June 30, 2024, but  increased share based compensation, loss on impairment, legal, accounting and other professional fees, and corporate general and administrative expenses, also contributed to the decrease.

Interest Expense

Interest expense was $1,131,856 and $1,600,108 for the six months ended June 30, 2025 and 2024, respectively, as follows:

	For the six months ended
	June 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Interest Expense Reconciliation
Retail center property interest expense	$727,515	$873,516	$(146,001)
Flex center property interest expense	331,880	330,079	1,801
Addback: Non cash interest expense	58,359	47,533	10,826
Addback: Other interest expense	14,102	348,980	(334,878)
Total Interest Expense from Condensed Consolidated Statements of Operations	$1,131,856	$1,600,108	$(468,252)

Total interest expense for the six months ended June 30, 2025 decreased by $468,252 over the six months ended June 30, 2024. This decrease was primarily a result of decreased interest from the sale of the Hanover Square Shopping Center Property and the redemption of the mandatorily redeemable preferred stock. Non cash interest expense, above, includes non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock. See Note 5 of the accompanying notes to the unaudited condensed consolidated financial statements.

Other Income

During the six months ended June 30, 2025, other income was $134,035, which consisted of $118,529 in lease termination fees and interest income of $15,507. This is an increase of $80,235 from other income of $53,800 for the six months ended June 30, 2024, which consisted of $28,138 in income related to the fair value change of the interest rate cap and interest income of $25,662.

Other Expense

During the six months ended June 30, 2025, other expense was $49,216 related to the fair value change of the interest rate cap. There was no such other expense for the six months ended June 30, 2024.

Net (Loss) Income

Net loss was $1,420,262 for the six months ended June 30, 2025, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common stockholders was $1,525,485.

Net income for the six months ended June 30, 2025 decreased by $2,854,489 over the six months ended June 30, 2024, before adjustments for net (loss) income attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net income attributable to our common stockholders for the six months ended June 30, 2025 decreased by $2,361,181 over the six months ended June 30, 2024.

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

The NAREIT White Paper states, “FFO of a REIT includes the FFO of all consolidated properties, including consolidated, partially owned affiliates”. Additionally, since the adjustments to GAAP net income, such as depreciation and amortization, used in the reconciliation of net income (loss) to determine FFO are not allocated between common stockholders and noncontrolling interests (i.e. 100% of depreciation and amortization are “added back” without reduction to reflect the noncontrolling owners’ interest in such items), we believe that the appropriate starting point for the calculation is the net (loss) income before allocation to noncontrolling interests.  This allows us to use FFO as a tool to measure the overall performance of its investment properties, as a whole, not just the portion of the investment properties controlled by our common stockholders.

The following table reconciles our calculations of FFO, which is a non-GAAP measurement, to net (loss) income, the most directly comparable GAAP financial measure, for the six months ended June 30, 2025 and 2024:

	For the six months ended
	June 30,
	2025	2024
	(unaudited)	(unaudited)
Net (loss) income	$(1,420,262)	1,434,227
Depreciation of tangible real property assets (1)	1,172,082	1,190,945
Depreciation of tenant improvements (2)	354,043	389,513
Amortization of tenant improvement lease incentives (3)	1,236	1,482
Amortization of leasing commissions (4)	109,229	92,602
Amortization of intangible assets (5)	263,149	332,715
Gain on disposal of investment property (6)	—	(2,819,502)
Loss on impairment (7)	67,503	—
Loss on extinguishment of debt (8)	27,066	51,837
Loss on redemption of mandatorily redeemable preferred stock (8)	9,375	—
Funds from operations (FFO)	$583,421	$673,819
(1)	Depreciation expense for buildings and site improvements.
(2)

Depreciation of tenant improvements, including those (i) acquired as part of the purchase of the retail center, flex center and STNL properties and (ii) those we constructed for the retail center properties and flex center properties subsequent to their acquisition.

(3)	Depreciation of tenant improvements recorded as lease incentives.
(4)	Amortization of leasing commissions paid for the retail center properties and flex center properties subsequent to the acquisition of the properties.
(5)

Amortization of (i) intangible assets acquired as part of the purchase of the retail center properties, flex center properties and STNL properties, including leasing commissions, leases in place and legal and marketing costs.

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

(8)

Consistent with the treatment of impairment write-downs, we include an adjustment for our gain on extinguishment of lease liability, loss on extinguishment of debt, and loss on redemption of mandatorily redeemable preferred stock.

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

Total AFFO for the six months ended June 30, 2025 and 2024 was as follows:

	For the six months ended
	June 30,
	2025	2024
	(unaudited)	(unaudited)
Funds from operations	$583,421	$673,819
Amortization of above market leases (1)	12,473	28,331
Amortization of below market leases (2)	(104,414)	(157,562)
Straight line rent (3)	(69,264)	(46,098)
Capital expenditures (4)	(650,236)	(359,726)
Decrease (increase) in fair value of interest rate cap (5)	49,216	(28,138)
Amortization of loan issuance costs (6)	58,359	47,533
Amortization of preferred stock discount and offering costs (7)	2,404	129,656
Share-based compensation (8)	397,182	277,500
Bad debt expense (9)	1,321	22,220
Adjusted funds from operations (AFFO)	$280,462	$587,535
(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets.
(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities.
(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the retail center properties and flex center properties.
(4)

Adjustment to FFO for capital expenditures, including capitalized leasing commissions, tenant improvements, and building and site improvements.  See Investing Activities, above, for detail of capital expenditures.

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

(9)

The NAREIT White Paper provides guidance on non-cash revenues and expenses, stating, “To provide an opportunity for consistent analysis of operating results among REITs, the NAREIT White Paper encourages those reporting FFO to make supplemental disclosure of all material non-cash revenues and expenses affecting their results for each period. We have elected to include non-cash expenses (bad debt expense) in our calculation of AFFO.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2025, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer, evaluated, as of June 30, 2025, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our Chief Executive Officer concluded that our internal control over financial reporting, as of June 30, 2025, was effective.

This Quarterly Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Quarterly Report.

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

Our investment in bitcoin is subject to market volatility and regulatory uncertainty.

We have made, and may make additional, investments in bitcoin. The price of bitcoin has been highly volatile and may continue to be volatile in the future, due to market factors, regulatory developments and other risks that are outside of our control. The prevalence of bitcoin is a relatively recent trend, and the long-term adoption of bitcoin by investors, consumers, and businesses remains uncertain. Market participants lack sufficient data to predict the future trend of bitcoins with precision. Bitcoin’s lack of a physical form and its reliance on technology may subject its integrity to the threat of malicious attacks and technological obsolescence. To the extent the market value of our bitcoin investment decreases, our financial condition may be adversely impacted.

The DST Program could subject us to liabilities from litigation or otherwise.

We have initiated a DST Program to issue and sell beneficial interests (“DST Interests”) in specific Delaware statutory trusts (“DSTs”) holding one or more real properties (each, a “DST Property” and, collectively, the “DST Properties”). These DST Interests will be sold in private placements exempt from registration under the Securities Act to “accredited investors” in specific DSTs holding one or more DST Properties. We expect that the DST Program will give us the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors that may be seeking like-kind replacement properties to complete tax-deferred exchange transactions under Section 1031 of the Code. However, there is no guarantee that the DST Program will provide the tax benefits expected by investors. Investors who acquire DST Interests through such private placements may be seeking certain tax benefits that depend on the interpretation of, and compliance with, federal and state income tax laws and regulations. We may become subject to liability, from litigation or otherwise, as a result of the DST Program.

The DST Program will not shield us from risks related to the performance of the DST Properties held through such structures.

Under the DST Program, certain of our existing real properties and real properties acquired from third parties may be placed into DSTs, the DST Interests of which will be sold to investors.  Due to tax-related restrictions on a DST’s leasing activities, unless a DST Property is long-term absolute net leased to a credit tenant, we, through a wholly owned subsidiary, will hold a long-term leasehold interest in  each DST Property under a master lease, which may be guaranteed by the Operating Partnership. Under each master lease, we, through such subsidiary or applicable master tenant, will be responsible for subleasing the applicable DST Property to occupying tenants until the earlier of the expiration of the master lease or the Operating Partnership’s exercise of the FMV Option, as defined below, which means that we bear the risk that the underlying cash flows from a DST Property may be less than the master lease payments. Therefore, even though we will no longer own such applicable DST Property, because of the fixed terms of the master lease, which may be guaranteed by the Operating Partnership, negative operating performance by a DST Property could affect cash available for distributions to our stockholders and would likely have an adverse effect on our results of operations.

DST Properties may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such DST Properties for other purposes such as paying down debt, distributions or additional investments.

We may later reacquire DST Properties through the Operating Partnership’s exercise of its contractual right to acquire a DST Property from the DST at its fair market value (the “FMV Option”). In such cases, the investors who elect to receive OP Units pursuant to the FMV Option and become limited partners in the Operating Partnership will generally still be tied to the applicable DST Property in terms of basis and built-in-gain. As a result, if a DST Property is subsequently sold, unless we effectuate a like-kind exchange under Section 1031 of the Code, then tax will be triggered on the investors’ built-in-gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to such investors with similar considerations if such replacement property ever is sold. We also may enter into tax protection agreements with investors who elect to receive OP Units in connection with the exercise of a FMV Option pursuant to which we will agree to indemnify such investors from their tax liabilities generated from a taxable disposition of a DST Property during a protected period of time.  As a result of these factors, placing real properties into the DST Program may limit our ability to access liquidity from such real properties or replacement properties through sale without triggering taxes due to the built-in-gain tied to investors in the DST Program. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, paying distributions, funding repurchases or making additional investments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

In March 2024, our Board approved the adoption of a share repurchase program (the “Repurchase Program”) through a Rule 10b5-1 plan, under which we were authorized to repurchase up to 35,265 shares of our Common Stock at or below a price of $12.00 per share.  Under the Repurchase Program, during the three months ended June 30, 2025, we purchased 2,830 Common Shares at a total cost of $34,102, including fees, at an average price of $12.05 per Common Share.  All repurchased Common Shares were retired in accordance with Maryland law.  The Repurchase Program expired on May 15, 2025.

Share repurchase activity during the quarterly period ended June 30, 2025 was as follows:

Issuer Purchases of Equity Securities

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs(1)
April 1 - April 30, 2025	2,830	$12.05	2,830	100,345
May 1 - May 31 , 2025	—	—	—	100,345
June 1 - June 30, 2025	—	—	—	100,345
Total	2,830	$12.05	2,830
(1)	All shares were purchased under the Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

EXHIBIT INDEX

Exhibit Number	Description
10.01	Second Amendment to Credit Agreement, dated as of April 28, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2025).
10.02

Purchase and Sale Agreement dated as of June 11, 2025, by and between Drake Motor Partners Pensacola LLC and MDRR XXV Depositor 1, LL (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 12, 2025).

10.03

Loan Agreement, dated as of July 18, 2025, by and between MDRR XXV Depositor 1, LLC and Farmers and Merchants Bank of Long Beach (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2025).

10.04

Continuing Guaranty, dated as of July 18, 2025, by Medalist Diversified REIT, Inc. in favor of Farmers and Merchant Bank of Long Beach( incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 18, 2025).

10.05

Continuing Guaranty, dated as of July 18, 2025, by Medalist Diversified Holdings, LP in favor of Farmers and Merchant Bank of Long Beach (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 18, 2025).

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

MEDALIST DIVERSIFIED REIT, INC.

Date: August 7, 2025	By:	/s/ Francis P. Kavanaugh
Francis P. Kavanaugh
President and Chief Executive Officer
Date: August 7, 2025	By:	/s/ C. Brent Winn, Jr.
C. Brent Winn, Jr.
Chief Financial Officer