Form 10-Q
period 2025-09-30
Medalist Diversified REIT, Inc.
filed 2025-11-06
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding at November 6, 2025 was 1,112,405.

Medalist Diversified REIT, Inc.

Quarterly Report on Form 10-Q

For the Quarter Ended September 30, 2025

PART I.FINANCIAL INFORMATION

Item 1.   Financial Statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Investment properties, net	$53,493,272	$64,424,038
Cash	1,886,677	4,776,021
Restricted cash	1,915,909	1,296,715
Rent and other receivables, net of allowance of $0 as of September 30, 2025 and December 31, 2024, respectively	100,143	331,096
Assets held for sale	30,666,856	—
Unbilled rent	1,253,026	1,114,365
Intangible assets, net	1,798,255	2,187,732
Other intangible assets	122,738	—
Other assets	867,495	967,735
Total Assets	$92,104,371	$75,097,702

LIABILITIES
Accounts payable and accrued liabilities	$1,702,384	$1,185,809
Liabilities associated with assets held for sale	26,815,510	—
Intangible liabilities, net	862,730	1,420,364
Mortgages payable, net	37,728,594	50,001,062
Mandatorily redeemable preferred stock, net	—	1,488,221
Total Liabilities	$67,109,218	$54,095,456

EQUITY
Common stock, $0.01 par value, 750,000,000 shares authorized, 1,112,405 and 1,345,260 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	$11,124	$13,453
Additional paid-in capital	51,989,953	54,450,272
Offering costs	(3,404,055)	(3,404,055)
Accumulated deficit	(38,219,239)	(36,027,063)
Total Stockholders' Equity	10,377,783	15,032,607
Noncontrolling interests - Parkway Property	384,746	414,869
Noncontrolling interests - Operating Partnership	14,232,624	5,554,770
Total Equity	$24,995,153	$21,002,246
Total Liabilities and Equity	$92,104,371	$75,097,702

See notes to unaudited condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUE
Retail center property revenues	$1,567,428	$1,565,896	$4,673,820	$4,955,305
Flex center property revenues	710,885	676,754	2,053,868	2,008,056
Single tenant net lease property revenues	507,928	94,275	845,366	246,359
Total Revenue	$2,786,241	$2,336,925	$7,573,054	$7,209,720

OPERATING EXPENSES
Retail center property operating expenses	$464,816	$374,016	$1,302,361	$1,193,838
Flex center property operating expenses	169,496	162,800	545,143	491,586
Single tenant net lease property operating expenses	122,066	8,188	152,675	23,697
Bad debt expense	365	15,423	1,686	37,643
Share based compensation expense	—	—	397,182	277,500
Legal, accounting and other professional fees	430,319	261,670	1,172,673	941,244
Corporate general and administrative expenses	268,985	238,189	1,041,918	748,928
Loss on impairment	—	—	67,503	—
Impairment of assets held for sale	120,000	—	120,000	—
Depreciation and amortization	768,678	973,367	2,667,181	2,979,142
Total Operating Expenses	2,344,725	2,033,653	7,468,322	6,693,578
Gain on disposal of investment property	—	—	—	2,819,502
Loss on extinguishment of debt	—	—	(27,066)	(51,837)
Loss on redemption of mandatorily redeemable preferred stock	—	—	(9,375)	—
Operating Income	441,516	303,272	68,291	3,283,807
Interest expense	768,816	730,922	1,900,672	2,331,030
Net (Loss) Income from Operations	(327,300)	(427,650)	(1,832,381)	952,777
Other income	180,283	14,824	314,318	40,486
Other expense	(19,721)	(105,123)	(68,937)	(76,985)
Net (Loss) Income	(166,738)	(517,949)	(1,587,000)	916,278
Less: Net (loss) income attributable to Hanover Square Property noncontrolling interests	—	(399)	—	453,928
Less: Net income (loss) attributable to Parkway Property noncontrolling interests	2,920	(16,397)	(3,123)	(9,178)
Less: Net income attributable to Operating Partnership noncontrolling interests	226,290	25,843	337,556	162,828
Net (Loss) Income Attributable to Medalist Common Stockholders	$(395,948)	$(526,996)	$(1,921,433)	$308,700

Loss per common share - basic and diluted	$(0.33)	$(0.47)	$(1.47)	$—
Weighted-average number of shares - basic and diluted	1,213,052	1,116,391	1,307,745	—

Earnings per common share - basic	$—	—	$—	$0.28
Weighted-average number of shares - basic	—	—	—	1,117,099

Earnings per common share - diluted	$—	—	$—	$0.28
Weighted-average number of shares - diluted	—	—	—	1,123,249

Dividends paid per common share	$0.0675	$0.05	$0.20	$0.11

See notes to unaudited condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the nine months ended September 30, 2025 and 2024

(Unaudited)

	For the nine months ended September 30, 2025
	Common Stock						Noncontrolling Interests
						Total
			Additional	Offering	Accumulated	Stockholders'	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Partnership	Total Equity
Balance, January 1, 2025	1,345,260	$13,453	$54,450,272	$(3,404,055)	$(36,027,063)	$15,032,607	$414,869	$5,554,770	$21,002,246

Share based compensation	18,469	$184	$221,998	$—	$—	$222,182	$—	$175,000	$397,182
Common stock repurchases	(11,320)	(113)	(140,675)	—	—	(140,788)	—	—	(140,788)
Exchange of common shares for operating partnership units	(240,004)	(2,400)	(2,541,642)	—	—	(2,544,042)	—	2,544,042	—
Net (loss) income	—	—	—	—	(1,921,433)	(1,921,433)	(3,123)	337,556	(1,587,000)
Dividends and distributions	—	—	—	—	(270,743)	(270,743)	(27,000)	(143,744)	(441,487)
Noncontrolling interests	—	—	—	—	—	—	—	5,765,000	5,765,000

Balance, September 30, 2025	1,112,405	$11,124	$51,989,953	$(3,404,055)	$(38,219,239)	$10,377,783	$384,746	$14,232,624	$24,995,153

	For the nine months ended September 30, 2024
	Common Stock						Noncontrolling Interests
						Total	Hanover
			Additional	Offering	Accumulated	Stockholders'	Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, January 1, 2024	1,109,405	$11,094	$51,525,303	$(3,350,946)	$(35,864,693)	$12,320,758	$119,140	$453,203	$837,320	$13,730,421

Common stock repurchases	(2,830)	$(28)	$(32,439)	$—	$—	$(32,467)	$—	$—	$—	$(32,467)
Share based compensation	8,910	89	87,411	—	—	87,500	—	—	190,000	277,500
Redemption of operating partnership units	—	—	—	—	—	—	—	—	(77,226)	(77,226)
Retire fractional shares resulting from reverse stock split	(225)	(2)	(2,703)	—	—	(2,705)	—	—	—	(2,705)
Net income (loss)	—	—	—	—	308,700	308,700	453,928	(9,178)	162,828	916,278
Dividends and distributions	—	—	—	—	(122,978)	(122,978)	(516,596)	(24,300)	(21,785)	(685,659)
Noncontrolling interests	—	—	—	—	—	—	(56,472)	—	2,400,000	2,343,528

Balance, September 30, 2024	1,115,260	$11,153	$51,577,572	$(3,350,946)	$(35,678,971)	$12,558,808	$—	$419,725	$3,491,137	$16,469,670

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended September 30, 2025 and 2024

(Unaudited)

	For the three months ended September 30, 2025
	Common Stock						Noncontrolling Interests
						Total
			Additional	Offering	Accumulated	Stockholders'	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Partnership	Total Equity
Balance, July 1, 2025	1,352,409	$13,524	$54,531,595	$(3,404,055)	$(37,732,004)	$13,409,060	$390,826	$11,520,923	$25,320,809

Redemption of operating partnership units	(240,004)	$(2,400)	$(2,541,642)	$—	$—	$(2,544,042)	$—	$2,544,042	$—
Net (loss) income	—	—	—	—	(395,948)	(395,948)	2,920	226,290	(166,738)
Dividends and distributions	—	—	—	—	(91,287)	(91,287)	(9,000)	(58,631)	(158,918)

Balance, September 30, 2025	1,112,405	$11,124	$51,989,953	$(3,404,055)	$(38,219,239)	$10,377,783	$384,746	$14,232,624	$24,995,153

	For the three months ended September 30, 2024
	Common Stock						Noncontrolling Interests
						Total	Hanover
			Additional	Offering	Accumulated	Stockholders'	Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity
Balance, July 1, 2024	1,118,315	$11,183	$51,612,714	$(3,350,946)	$(35,096,071)	$13,176,880	$8,339	$436,122	$3,477,004	$17,098,345

Common stock repurchases	(2,830)	$(28)	$(32,439)	$—	$—	$(32,467)	$—	$—	$—	$(32,467)
Retire fractional shares resulting from reverse stock split	(225)	(2)	(2,703)	—	—	(2,705)	—	—	—	(2,705)
Net (loss) income	—	—	—	—	(526,996)	(526,996)	(399)	(16,397)	25,843	(517,949)
Dividends and distributions	—	—	—	—	(55,904)	(55,904)	(7,940)	—	(11,710)	(75,554)

Balance, September 30, 2024	1,115,260	$11,153	$51,577,572	$(3,350,946)	$(35,678,971)	$12,558,808	$—	$419,725	$3,491,137	$16,469,670

See notes to unaudited condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(1,587,000)	$916,278

Adjustments to reconcile consolidated net (loss) income to net cash flows from operating activities
Depreciation	2,303,435	2,500,529
Amortization	363,746	478,613
Loan cost amortization	78,725	71,299
Mandatorily redeemable preferred stock issuance cost and discount amortization	2,404	196,621
Amortization of lease incentives	1,236	2,223
Above (below) market lease amortization, net	(119,761)	(193,398)
Bad debt expense	1,686	37,643
Share-based compensation	397,182	277,500
Unrealized gain on crypto assets	(3,733)	—
Loss on impairment	67,503	—
Loss on extinguishment of debt	27,066	51,837
Loss on redemption of mandatorily redeemable preferred stock	9,375	—
Impairment of assets held for sale	120,000	—
Gain on disposal of investment property	—	(2,819,502)

Changes in assets and liabilities
Rent and other receivables	229,267	39,443
Unbilled rent	(154,537)	(62,487)
Other assets	100,240	(208,463)
Accounts payable and accrued liabilities	435,063	122,833
Net cash flows from operating activities	2,271,897	1,410,969

CASH FLOWS FROM INVESTING ACTIVITIES
Investment property acquisitions	(14,714,513)	(145,345)
Capital expenditures	(1,131,036)	(664,264)
Purchase of crypto assets	(119,005)	—
Cash received from disposal of investment property, net	—	3,110,149
Net cash flows from investing activities	(15,964,554)	2,300,540

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends and distributions paid	(441,487)	(685,659)
Proceeds from line of credit, short term	14,321,378	—
Repayment of line of credit, short term	—	(1,000,000)
Operating partnership unit redemption	—	(77,226)
Repayment of mortgages payable	(816,596)	(754,398)
Redemption of mandatorily redeemable preferred stock	(1,500,000)	—
Repurchases of common stock, including costs and fees	(140,788)	(32,467)
Retire fractional shares resulting from reverse stock split	—	(2,705)
Net cash flows from financing activities	11,422,507	(2,552,455)

(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(2,270,150)	1,159,054
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	6,072,736	3,809,605
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$3,802,586	$4,968,659

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	1,886,677	3,121,333
RESTRICTED CASH including assets restricted for capital and operating reserves and tenant deposits, end of period, shown in condensed consolidated balance sheets	1,915,909	1,847,326
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statements of cash flows	$3,802,586	$4,968,659

Supplemental Disclosures and Non-Cash Activities:
Other cash transactions:
Interest paid	$1,834,398	$2,236,271

Non-cash transactions:
Issuance of operating partnership units for Citibank Acquisition	$—	$2,400,000
Issuance of operating partnership units for Buffalo Wild Wings and United Rentals Acquisitions	5,765,000	—
Exchange of common stock for operating partnership units	2,544,042	—
Transfer of investment properties, net, to assets held for sale	15,168,178	—
Transfer of intangible assets, net, to assets held for sale	503,675	—
Transfer of mortgages payable, net, to liabilities associated with assets held for sale	11,636,684	—
Transfer of intangible liabilities, net, to intangible liabilities, net, associated with assets held for sale	476,656	—
Capital expenditures accrued as of September 30, 2025 and 2024, respectively	81,512	74,105

See notes to unaudited condensed consolidated financial statements

Medalist Diversified REIT, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.      Organization and Basis of Presentation and Consolidation

Medalist Diversified Real Estate Investment Trust, Inc. (the “REIT”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, the REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. The REIT serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of September 30, 2025, the REIT, through the Operating Partnership, owned and operated 13 developed properties consisting of four retail center properties, three flex center properties, and six single tenant net lease (“STNL”) properties, and two undeveloped parcels. In addition, as of September 30, 2025, the REIT, through the Operating Partnership, owned two taxable REIT subsidiaries (“TRS”) , Own Digital Treasury TRS, LLC, which was formed to acquire and hold digital assets, and MDRR Sponsor TRS, LLC, which was formed to serve as the sponsor of the Operating Partnership’s Delaware statutory trust (“DST”) program, and which holds ownership of additional entities required for the Operating Partnership’s DST sponsorship program, as illustrated below.

The use of the word “Company” refers to the REIT and its consolidated subsidiaries, except where the context otherwise requires. The Company includes the REIT, the Operating Partnership, wholly owned limited liability companies which own or operate the properties and the two TRS entities.

Medalist Diversified REIT, Inc.
Limited Partners
49.91 %
Medalist Diversified Holdings, LP
Retail Center Properties
Franklin Square
Ashley Plaza
Lancer Center
Salisbury Marketplace
Flex Center Properties
Brookfield Center
Greenbrier Business Center
82% TIC Interest
Noncontrolling Owner (18%)
Parkway Center
Single Tenant Net Lease Properties
Citibank Property
East Coast Wings Property
T-Mobile Property
Buffalo Wild Wings Property
United Rentals Property
Undeveloped Parcels
Hanover Square Outparcel
Lancer Center Outparcel
OWN Digital Treasury TRS, LLC
MDRR Sponsor TRS, LLC
MDRR XXV Depositor 1, LLC
MDRR XXV Trust Manager 1, LLC
Tesla Pensacola
MDRR XXV DST 1

As of September 30, 2025, the Company owned four retail center properties consisting of (i) the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), (ii) the Ashley Plaza Shopping Center, a 156,012 square foot retail property located in Goldsboro, North Carolina (the “Ashley Plaza Property”), (iii) the Lancer Center, a 181,590 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), and (iv) the Salisbury Marketplace Shopping Center, a 79,732 square foot retail property located in Salisbury, North Carolina (the “Salisbury Marketplace Property”).  On October 23, 2025, the Company completed the sale of the Salisbury Marketplace Property (see note 3, below).

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

The Company owns six STNL properties consisting of (i) the Citibank Property, a 4,350 square foot single tenant building on 0.45 acres located in Chicago, Illinois (the “Citibank Property”), (ii) the Buffalo Wild Wings Property, a 5,933 square foot single tenant building on 1.82 acres located in Bowling Green, Kentucky (the “Buffalo Wild Wings Property”), (iii) the United Rentals Property, a 7,529 square foot single tenant building on 3.01 acres located in Huntsville, Alabama (the “United Rentals Property”), (iv) the East Coast Wings building, a 5,000 square foot single tenant building on approximately 0.89 acres located in Goldsboro, North Carolina (the “East Coast Wings Property”), (v) the T-Mobile building, a 3,000 square foot single tenant building on approximately 0.78 acres located in Goldsboro, North Carolina (the “T-Mobile Property”) and (vi) a Tesla sales, service, and distribution facility, a 45,461 square foot, single story building on 3.498 acres of land located in Pensacola, Florida (the “Tesla Pensacola Property”). The East Coast Wings Property and the T-Mobile Property are both located on outparcels adjacent to the Ashley Plaza Property.

The Company also owns two undeveloped parcels which are currently being marketed for lease as STNL properties including (i) an outparcel at its Lancer Center Property consisting of approximately 1.80 acres (the “Lancer Outparcel”), (the exact size of the Lancer Outparcel will not be determined until a user is identified), and (ii) the Hanover Square Outparcel (as defined above).

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

The Company was formed to acquire, reposition, renovate, lease and manage income-producing properties.  The Company’s current primary focus is on (i) managing its legacy portfolio consisting of  retail and flex-industrial properties in secondary and tertiary markets in Virginia, North Carolina, and South Carolina, (ii) managing its STNL portfolio in geographic markets across the United States, and (iii) implementing a program by which the Company will act as a sponsor of DST investment offerings. The Company may also pursue, in an opportunistic manner, other real estate-related and non-real estate related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, indirect investments in real property, such as those that may be obtained in a joint venture and ownership of digital assets. While these types of investments are not intended to be a primary focus, the Company may make such investments at the discretion of the Company’s Board of Directors (the “Board”).

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

Assets Held for Sale

The Company may decide to sell properties that are held as investment properties. The accounting treatment for the disposal of long-lived assets is covered by ASC 360.  Under this guidance, the Company records the assets associated with these properties, and any associated liabilities, as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.  Delays in the time required to complete a sale do not preclude a long-lived asset from continuing to be classified as held for sale beyond the initial one-year period if the delay is caused by events or circumstances beyond an entity’s control and there is sufficient evidence that the entity remains committed to a qualifying plan to sell the long-lived asset.

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

During June 2025, the Company committed to a plan to sell an asset group associated with the Salisbury Marketplace Property that included the land, site improvements, building, building improvements, tenant improvements, capitalized leasing commissions, and intangible assets. As a result, as of June 26, 2025, the Company reclassified these assets and the related mortgage payable, net for the

Salisbury Marketplace Property, as assets held for sale and liabilities associated with assets held for sale, respectively. Under ASC 360, depreciation of assets held for sale is discontinued, so no further depreciation or amortization was recorded subsequent to June 27, 2025.  As of September 30, 2025, the Company determined that the fair value, less estimated costs to sell, of the Salisbury Marketplace Property exceeded its carrying value. The Company based its estimate of the fair value of the Salisbury Marketplace Property on the proposed purchase prices included in written offers received from potential purchasers, less estimated closing costs, a level 2 input. The fair value measurement date was as of September 30, 2025 (see Note 3, below).

During August 2025, the Company committed to a plan to sell an asset group associated with the Greenbrier Business Center Property that included the land, site improvements, building, building improvements, tenant improvements, capitalized leasing commissions, and intangible assets. As a result, as of August 31, 2025, the Company reclassified these assets and the related mortgage payable, net for the Greenbrier Business Center Property, as assets held for sale and liabilities associated with assets held for sale, respectively.  Under ASC 360, depreciation of assets held for sale is discontinued, so no further depreciation or amortization was recorded subsequent to August 31, 2025.  As of September 30, 2025, the Company determined that the fair value, less estimated costs to sell, of the Greenbrier Business Center Property exceeded its carrying value. The Company based its estimate of the fair value of the Greenbrier Business Center Property on the proposed purchase prices included in written offers received from potential purchasers, less estimated closing costs, a level 2 input. The fair value measurement date was as of September 30, 2025 (see Note 3, below).

As of July 18, 2025, the Company had committed to a plan to contribute the Tesla Pensacola Property to its first DST.  The Company’s plan is for an asset group that includes the land, site improvements, building, building improvements, tenant improvements, capitalized leasing commissions, and intangible assets and liabilities associated with the Tesla Pensacola Property. As of September 30, 2025, the Company determined that the carrying value of the Tesla Pensacola Property exceeded its fair value, less estimated costs to sell, by $120,000, which is recorded as loss on impairment of assets held for sale on the Company’s condensed consolidated statements of operations. The Company based its estimate of the fair value of the Tesla Pensacola Property on the proposed contribution value of the Tesla Pensacola Property to the DST, which is equal to the Company’s acquisition cost, a level 2 input. The fair value measurement date was as of September 30, 2025 (see Note 3, below).

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

Details of the deferred costs, net of amortization, arising from the Company’s purchases of its investment properties are as follows:

	September 30, 2025
	(unaudited)	December 31, 2024
Intangible assets, net
Leasing commissions	$708,694	$760,175
Legal and marketing costs	38,649	68,721
Above market leases	66,194	66,056
Leases in place	984,718	1,292,780
	$1,798,255	$2,187,732

Intangible liabilities, net
Below market leases	$(862,730)	$(1,420,364)

During the nine months ended September 30, 2025, the Company transferred intangible assets and liabilities, respectively, associated with the Salisbury Marketplace Property to assets held for sale and intangible liabilities held for sale.  During the three and nine months ended September 30, 2025, the Company recorded intangible assets and liabilities associated with its acquisition of the Tesla Pensacola Property and the Company transferred intangible assets associated with the Greenbrier Business Center Property to assets held for sale.  As of September 30, 2025 and December 31, 2024, the Company’s intangible assets and liabilities associated with assets held for sale were as follows:

	September 30, 2025
	(unaudited)	December 31, 2024
Intangible assets, net, transferred to assets held for sale
Leasing commissions	$895,223	$—
Legal and marketing costs	32,905	—
Above market leases	12,091	—
Leases in place	1,199,446	—
	$2,139,665	$—

Intangible liabilities, net, transferred to liabilities held for sale
Below market leases	$(932,469)	$—

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during three and nine months ended September 30, 2025 and 2024, respectively, were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amortization of above market leases	$(4,799)	$(7,074)	$(17,272)	$(35,405)
Amortization of below market leases	32,619	71,241	137,033	228,803
	$27,820	$64,167	$119,761	$193,398

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the three and nine months ended September 30, 2025 and 2024, respectively, were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Leasing commissions	$(34,969)	$(42,887)	$(118,197)	$(135,097)
Legal and marketing costs	(3,577)	(8,276)	(15,724)	(30,375)
Leases in place	(62,051)	(94,735)	(229,825)	(313,141)
	$(100,597)	$(145,898)	$(363,746)	$(478,613)

As of September 30, 2025 and December 31, 2024, the Company’s accumulated amortization of leasing commissions, leases in place and legal and marketing costs totaled $1,762,257 and $2,149,522, respectively. During the three and nine months ended September 30, 2025 the Company wrote off $81,578 and $307,042, respectively, in accumulated amortization related to fully amortized intangible assets. During the three and nine months ended September 30, 2024, the Company wrote off $196,103 and $590,245, respectively, in accumulated amortization related to fully amortized intangible assets.  During the three and nine months ended September 30, 2025, the Company transferred $91,196 and $443,969 in accumulated amortization associated with the Salisbury Marketplace Property and Greenbrier Business Center Property to assets held for sale.  No such transfers to assets held for sale were made during the three and nine months ended September 30, 2024.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the
	remaining three
	months ending
	December 31,
	2025	2026	2027	2028	2029	2030-2041	Total
Intangible Assets
Leasing commissions	$32,948	$107,560	$93,838	$78,568	$66,119	$329,661	$708,694
Legal and marketing costs	2,925	7,625	5,817	4,209	3,304	14,769	38,649
Above market leases	4,188	16,686	16,690	12,612	7,240	8,778	66,194
Leases in place	56,229	174,271	148,504	120,219	99,833	385,662	984,718
	$96,290	$306,142	$264,849	$215,608	$176,496	$738,870	$1,798,255

Intangible Liabilities
Below market leases	$(25,854)	$(99,918)	$(86,051)	$(74,187)	$(71,883)	$(504,837)	$(862,730)

Impairment

The Company reviews its investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted cash flows plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges against income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as projected future operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. Other than the impairment related to the transfer of the Tesla Pensacola Property to assets held for sale, as described above, the Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the three and nine months ended September 30, 2025 and 2024, that would result in the projected value of the Company’s investment properties being below their carrying value.

However, tenant defaults and early lease terminations can also result in the recognition of impairment.  As a result of certain tenant-specific events (as described below) during the nine months ended September 30, 2025, the Company recorded a loss on impairment of $67,503.  No such loss on impairment was recorded for the three months ended September 30, 2025, and the three and nine months ended September 30, 2024.

Investment Properties

During the nine months ended September 30, 2025, four tenants notified the Company of their intent to terminate their leases early. The Company determined that the carrying value of tenant improvements and capitalized leasing commissions associated with these leases, which was recorded as a component of investment properties on the Company’s condensed consolidated balance sheets, should be written off and recorded a loss on impairment of $51,627 for  the nine months ended September 30, 2025.  These amounts are included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2025. No such loss on impairment was recorded for the three months ended September 30, 2025, and the three and nine months ended September 30, 2024.

Intangible Assets

The Company also reviews its intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of its intangible assets may not be recoverable, but at least annually.  No such loss on impairment arising from intangible assets was recorded for three and nine months ended September 30, 2025 and 2024.

Unbilled Rent

The Company also reviews the unbilled rent asset recorded on the Company’s condensed consolidated balance sheets for impairment to determine if any amounts may not be recoverable.  During the nine months ended September 30, 2025, the Company recorded a loss on impairment of $15,876 related to previously recognized straight-line rent related to the four tenants who terminated their leases early.  These amounts are included in the loss on impairment reported on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2025.  No such loss on impairment was recorded for the three months ended September 30, 2025, and the three and nine months ended September 30, 2024.

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three and nine months ended September 30, 2025 and 2024, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions’ credit worthiness in conjunction with balances on deposit to minimize risk. As of September 30, 2025, the Company held four cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $721,343.  As of December 31, 2024, the Company held four cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $3,802,408.

Restricted cash represents amounts held by the Company for tenant security deposits, escrow deposits held by lenders for real estate taxes and insurance premiums, and capital reserves held by lenders for investment property capital improvements.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of September 30, 2025 and December 31, 2024, the Company reported $269,443 and $245,060, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes and insurance premiums. As of September 30, 2025 and December 31, 2024, the Company reported $459,022 and $108,611, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions and tenant improvements. As of September 30, 2025 and December 31, 2024, the Company reported $1,187,444 and $943,044, respectively, in capital property reserves.

	September 30, 2025	December 31,
Property and Purpose of Reserve	(unaudited)	2024
Ashley Plaza Property – maintenance and leasing cost reserve	472,135	337,187
Brookfield Center Property – maintenance and leasing cost reserve	128,571	95,325
Franklin Square Property – leasing costs	586,738	510,532
Total	$1,187,444	$943,044

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

A reconciliation of the Company’s crypto asset activity for the three and nine months ended September 30, 2025 and 2024 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Beginning balance	$55,004	$—	$—	$—
Purchases (1)	64,000	—	119,005	—
Sales	—	—	—	—
Realized gain (loss)	—	—	—	—
Unrealized loss	3,734	—	3,733	—
Ending Balance	$122,738	$—	$122,738	$—

(1)	For the three months ended September 30, 2025, 0.5629 bitcoin at an average price of $113,527, plus transaction fees of $96, and for the nine months ended September 30, 2025, 1.076 bitcoin at an average price of $110,422 plus transaction fees of $178.

Share Retirement

ASC 505-30-30-8 provides guidance on accounting for share retirement and establishes two alternative methods for accounting for the purchase price paid in excess of par value. The Company has elected the method by which the excess between par value and the purchase price, including costs and fees, is recorded to additional paid in capital on the Company’s condensed consolidated balance sheets. During the nine months ended September 30, 2025, the Company repurchased 11,320 of common stock, $0.01 par value per share (“Common Shares”) at a total cost of $140,788, including $279 in fees associated with these repurchases, and at an average price of $12.41 per Common Share (excluding the impact of fees).  During the three months ended September 30, 2025, the Company did not repurchase any Common Shares.

The total repurchase price was recorded to Common Shares and additional paid in capital on the Company’s condensed consolidated balance sheets.  For the nine months ended September 30, 2025, $113, was recorded to Common Shares and the difference, $140,675, was recorded to additional paid in capital on the Company’s condensed consolidated balance sheet. No such amounts were recorded during the three months ended September 30, 2025.  During the three and nine months ended September 30, 2024, the Company repurchased 2,830 Common Shares at a total cost of $32,467, including $62 in fees, and at an average price of $11.45 per Common Share (excluding the impact of fees). Of the total repurchase price, $28 was recorded to Common Shares and the difference, $32,439, was recorded to additional paid in capital on the Company’s condensed consolidated balance sheet.

Revenue Recognition

Retail, Flex, and Single Tenant Net Lease Property Revenues

The Company recognizes minimum rents from its retail center properties, flex center properties and STNL properties on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the condensed consolidated balance sheets. As of September 30, 2025 and December 31, 2024, the Company reported $1,253,026 and $1,114,365, respectively, in unbilled rent.

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

The Company recognizes differences between previously estimated recoveries and the estimated final billed amounts in the year in which the amounts become final. Since these differences are determined annually under the leases and accrued as of December 31 in the year earned, no such revenues were recognized during the three and nine months ended September 30, 2025 and 2024.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, any unrecovered intangibles and other assets are written off as a loss on impairment. (See Impairment, above.).  During the nine months ended September 30, 2025, the Company received a $103,529 termination fee from a tenant in the Company’s Franklin Square Property and a $15,000 termination fee from a tenant in the Company’s Brookfield Center Property.  The Company recorded this lease termination fee as other income on the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2025.  The Company did not receive any lease termination fees during the three months ended September 30, 2025, or during the three and nine months ended September 30, 2024.

Rent and Other Receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of September 30, 2025 and December 31, 2024, the Company’s allowance for uncollectible rent totaled $0, based on management’s review of individual tenants’ outstanding receivables.  Management determined that no additional general reserve is considered necessary as of September 30, 2025 and December 31, 2024, respectively.

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

During the three and nine months ended September 30, 2025, neither of the Company’s TRS entities (Own Digital Treasury TRS, LLC, and MDRR XXV Sponsor, LLC) generated taxable income, so no income tax expense was recorded. These entities were formed during 2025.  Accordingly, during the three and nine months ended September 30, 2024, no income tax expense was recorded.

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

Prior to the Hanover Square Transactions, an outside party held a noncontrolling interest in the Hanover Square Property (consisting of both the Hanover Square Shopping Center and the Hanover Square Outparcel) in which the Company owned an 84% tenancy in common interest through its subsidiary and the outside party owned a 16% tenancy in common interest. The Hanover Square Property’s net income was allocated to the noncontrolling ownership interest based on its 16% ownership. During the three and nine months ended September 30, 2025, the Company did not own the Hanover Square Shopping Center and did not record any revenues or expenses associated with the Hanover Square Shopping Center. During the three and nine months ended September 30, 2024, 16% of the Hanover Square Property’s net (loss) income of ($2,495) and $2,837,047, respectively, or ($399) and $453,928, respectively, was allocated to the noncontrolling ownership interest.

The second noncontrolling interest is in the Parkway Property in which the Company owns an 82% tenancy in common interest through its subsidiary and an outside party owns an 18% tenancy in common interest. The Parkway Property's net loss is allocated to the noncontrolling ownership interest based on its 18% ownership. During the three and nine months ended September 30, 2025, 18% of the Parkway Property's net income (loss) of $16,227 and ($17,345), or $2,920 and ($3,123), was allocated to the noncontrolling ownership interest.  During the three and nine months ended September 30, 2024, 18% of the Parkway Property's net loss of $91,095 and $50,990, respectively, or $16,397 and $9,178, respectively, was allocated to the noncontrolling ownership interest.

The third noncontrolling ownership interest consists of the common units of the Operating Partnership (the “OP Units”) that are not held by the REIT. On January 15, 2025, the Company issued 14,547 OP Units to Francis P. Kavanaugh, representing a portion of his 2025 compensation. On January 24, 2025, the Company issued 209,600 OP Units at a value of $12.50 per unit as consideration for the purchase of the Buffalo Wild Wings Property. On February 21, 2025, the Company issued 251,600 OP Units at a value of $12.50 per unit as consideration for the purchase of the United Rentals Property.  On August 8, 2025, the Company issued 240,004 OP Units to Francis P. Kavanaugh in exchange for 240,004 Common Shares.

As of September 30, 2025 and December 31, 2024, there were 1,108,616 and 392,864 OP Units outstanding, respectively, not held by the REIT. As of September 30, 2025 and December 31, 2024, respectively, 232,865 and 4,820 of the OP Units not held by the REIT were convertible to Common Shares. Outstanding OP Units have been adjusted for the Reverse Stock Split (as defined below). (See Note 7, below).

The OP Units not held by the REIT represent 49.91% and 22.60% of the outstanding OP Units as of September 30, 2025 and December 31, 2024, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of OP Units not owned by the Company by the total number of OP Units outstanding. The noncontrolling interest ownership percentage will change as additional Common Shares are issued by the REIT, or additional OP Units are issued or as OP Units are exchanged for Common Shares. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net (loss) income is allocated to the noncontrolling OP Unit holders based on their ownership interest.

During the three and nine months ended September 30, 2025, a weighted average of 44.18% and 43.69% of the Operating Partnership’s net income of $512,203 and $772,540, respectively, or $226,290 and $337,556, respectively, was allocated to the noncontrolling unit holders.  During the three and nine months ended September 30, 2024, a weighted average of 17.34% and 5.75% of the Operating Partnership’s net income of $148,995 and $2,832,266, respectively, or $25,843 and 162,828, respectively, was allocated to the noncontrolling OP Unit holders.

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

3.      Investment Properties

Investment properties consist of the following:

	September 30, 2025	December 31,
	(unaudited)	2024
Land	$11,760,486	$14,733,611
Site improvements	2,857,683	2,668,442
Buildings and improvements (1)	50,759,202	59,526,896
Investment properties at cost (2)	65,377,371	76,928,949
Less accumulated depreciation	11,884,099	12,504,911
Investment properties, net	$53,493,272	$64,424,038

(1)	Includes tenant improvements (both those acquired as part of the acquisition of the properties and those constructed after the properties’ acquisition), capitalized leasing commissions and other capital costs incurred post-acquisition.
(2)	Excludes intangible assets and liabilities (see Note 2, above, for a discussion of the Company’s accounting treatment of intangible assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $668,081 and $2,303,435 and for the three and nine months ended September 30, 2025, respectively, and $827,469 and $2,500,529, for the three and nine months ended September 30, 2024, respectively.

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

Details of these deferred costs, net of depreciation are as follows:

	September 30, 2025	December 31,
	(unaudited)	2024
Capitalized tenant improvements – acquisition cost allocation, net	$922,918	$1,972,830
Capitalized tenant improvements incurred subsequent to acquisition, net	1,032,104	969,020
Capitalized tenant improvements considered to be lease incentives	—	26,681

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $45,737 and $244,282 for the three and nine months ended September 30, 2025, respectively, and $114,003 and $376,039 for the three and nine months ended September 30, 2024, respectively.  During the nine months ended September 30, 2025, the Company recorded $340,062 in tenant improvements arising from the acquisitions of the Buffalo Wild Wings Property and the United Rentals Property. During the nine months ended September 30, 2024, the Company recorded $47,211 in tenant improvements arising from the acquisition of the Citibank Property.  No such amounts were recorded during the three months ended September 30, 2025 and 2024.  During the three and nine months ended September 30, 2025 and 2024, the Company transferred $1,145,692 in capitalized tenant improvements from the acquisition cost allocation, net of accumulated depreciation, to assets held for sale associated with the Salisbury Marketplace and Greenbrier Business Center Properties.  No such transfers were made during the three and nine months ended September 30, 2024.

During the three and nine months ended September 30, 2025, the Company recorded $153,446 and $486,386, respectively, in capitalized tenant improvements, and during the three and nine months ended September 30, 2024, the Company recorded $165,361 and $344,313, respectively, in capitalized tenant improvements.  Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $70,443 and $225,941 for the three and nine months ended September 30, 2025, respectively and $73,294 and $200,771 for the three and nine months ended September 30, 2024, respectively.  During the nine months ended September 30, 2025, the Company wrote off capitalized tenant improvements incurred subsequent to acquisition of $25,223 associated with a tenant that terminated its lease. No such write-offs were recorded during the three months ended September 30, 2025, or the three and nine months ended September 30, 2024.  During the three and nine months ended September 30, 2025, the Company transferred $172,138 in capitalized tenant improvements, net of accumulated depreciation, to assets held for sale associated with the Salisbury Marketplace and Greenbrier Business Center Properties.  No such transfers were made during the three and nine months ended September 30, 2024.

Amortization of capitalized tenant improvements considered to be lease incentives was $0 and $1,236 for the three and nine months ended September 30, 2025, respectively and $741 and $2,223 for the three and nine months ended September 30, 2024, respectively.  During the three and nine months ended September 30, 2025, the Company transferred $25,445 in capitalized tenant improvements considered to be lease incentives, net of accumulated depreciation, to assets held for sale associated with the Salisbury Marketplace Property.  No such transfers were made during the three and nine months ended September 30, 2024.

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

The Company generally records depreciation of capitalized leasing commissions incurred and paid by the Company subsequent to the acquisition of an investment property on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	September 30, 2025	December 31,
	(unaudited)	2024
Capitalized leasing commissions, net	$860,107	$876,908

During the three and nine months ended September 30, 2025, the Company recorded $172,670 and $319,898, respectively, in capitalized leasing commissions, and during the three and nine months ended September 30, 2024, the Company recorded $167,935 and $248,264, respectively, in capitalized leasing commissions. Depreciation on capitalized leasing commissions was $52,686 and $161,915 for the three and nine months ended September 30, 2025, respectively, and $52,572 and $145,174 for the three and nine months ended September 30, 2024, respectively. Additionally, the Company wrote off capitalized leasing commissions of $5,282 and $26,404 associated with early terminated leases (see Note 2) during three and nine months ended September 30, 2025, respectively.  No such write offs were recorded during three and nine months ended September 30, 2024.  During the three and nine months ended September 30, 2025, the Company transferred $148,380 in capitalized leasing commissions, net of accumulated amortization, to assets held for sale associated with the Salisbury Marketplace and Greenbrier Business Center Properties.  No such transfers were made during the three and nine months ended September 30, 2024.

Assets Held for Sale

The Company records properties, including the related intangible assets, as assets held for sale and any related intangible liabilities and any associated mortgages payable, net, as liabilities associated with assets held for sale, on the Company's condensed consolidated balance sheets, when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.

During February 2025, the Company committed to a plan to sell the Hanover Square Outparcel. As a result, as of March 31, 2025, the Company reclassified the assets associated with the Hanover Square Outparcel as assets held for sale. The Company believes that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Hanover Square Outparcel for the three and nine months ended September 30, 2025.

During June 2025, the Company committed to a plan to sell the Salisbury Marketplace Property. As a result, during the three months ended June 30, 2025, the Company reclassified the assets associated with the Salisbury Marketplace Property as assets held for sale. The Company believes that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Salisbury Marketplace Property for the three and nine months ended September 30, 2025.

On July 18, 2025, the Company acquired the Tesla Pensacola Property (see below) and immediately committed to a plan to contribute the Tesla Pensacola Property to the Company’s first DST and subsequently commence efforts to sell 100% of the beneficial ownership interests in the DST. As a result, upon the acquisition of the Tesla Pensacola Property, the Company immediately recorded the assets associated with the Telsa Pensacola Property as assets held for sale. The Company believes that the Company’s carrying cost exceeded the fair value, less estimated costs to sell, so the Company recorded $120,000 in impairment of assets held for sale related to the Tesla Pensacola Property for the three and nine months ended September 30, 2025.

During August 2025, the Company committed to a plan to sell the Greenbrier Business Center Property. As a result, during the three months ended September 30, 2025, the Company reclassified the assets associated with the Greenbrier Business Property as assets held for sale. The Company believes that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Greenbrier Business Center Property for the three and nine months ended September 30, 2025.

As of September 30, 2025 and December 31, 2024, assets held for sale and liabilities associated with assets held for sale consisted of the following:

	September 30, 2025	December 31,
Assets Held for Sale	(unaudited)	2024
Investment properties, net, held for sale, associated with the Salisbury Marketplace Property	$8,569,819	$—
Investment properties, net, held for sale, associated with the Greenbrier Business Center Property	6,235,544	—
Investment properties, net, held for sale, associated with the Tesla Pensacola Property	13,324,461	—
Investment properties, net, held for sale, associated with the Hanover Square Outparcel	397,367	—
Intangible assets, net, held for sale, associated with the Salisbury Marketplace Property	481,568	—
Intangible assets, net, held for sale, associated with the Greenbrier Business Center Property	22,107	—
Intangible assets, net, held for sale, associated with the Tesla Pensacola Property	1,635,990	—
Total assets held for sale	$30,666,856	$—

	September 30, 2025	December 31,
Liabilities Held for Sale	(unaudited)	2024
Mortgages payable, net, associated with the Salisbury Marketplace Property	$5,116,382	$—
Mortgages payable, net, associated with the Greenbrier Business Center Property	6,445,281	—
Line of credit, net, associated with the Tesla Pensacola Property	14,321,378	—
Intangible liabilities, net, held for sale associated with the Salisbury Marketplace Property	476,656	—
Intangible liabilities, net, held for sale associated with the Tesla Pensacola Property	455,813	—
Total liabilities held for sale	$26,815,510	$—

Sale of Investment Property

On March 13, 2024, the Company sold the Hanover Square Shopping Center Property to an unrelated third party for a sale price of $13.0 million, less credits for repairs of $85,000, resulting in a gain on disposal of investment properties of $2,819,502 reported on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2024.

The Company reports properties that either were previously disposed of or are currently held for sale in continuing operations in the Company’s condensed consolidated statements of operations if the disposition, or anticipated disposition, of the assets does not represent a shift in the Company’s investment strategy. The Company’s sale of the Salisbury Marketplace Property on October 23, 2025, the Hanover Square Shopping Center Property on March 13, 2024, and the Company’s planned sale of the Greenbrier Business Center, does not constitute a change in the Company’s investment strategy, which continues to include retail center and flex center properties as a targeted asset class.

Operating results of the Hanover Square Shopping Center Property which are included in continuing operations, are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Retail center property revenues	$—	$—	$—	$307,325
Total Revenue	—	—	—	307,325

Operating Expenses
Retail center property operating expenses	—	23	—	92,559
Bad debt expense	—	2,472	—	16,136
Total Operating Expenses	—	2,495	—	108,695
Gain on disposal of investment properties	—	—	—	2,819,502
Loss on extinguishment of debt	—	—	—	51,837
Operating (Loss) Income	—	(2,495)	—	2,966,295
Interest expense	—	—	—	129,248
Net (Loss) Income	—	(2,495)	—	2,837,047
Less: Net (loss) income attributable to Hanover Square Property noncontrolling interests	—	(399)	—	453,928
Less: Net (loss) income attributable to Operating Partnership noncontrolling interests	—	(363)	—	137,029
Net (Loss) Income Attributable to Medalist Common Stockholders	$—	$(1,733)	$—	$2,246,090

2025 Property Acquisitions

Buffalo Wild Wings Property

On January 24, 2025, the Company completed its acquisition of the Buffalo Wild Wings Property, a 5,933 square foot single tenant building on 1.82 acres located in Bowling Green, Kentucky, through a wholly-owned subsidiary, from CWS BET Seattle, LP. The general partner of CWS BET Seattle, LP is Fort Ashford Funds, LLC, a California limited liability company controlled and owned by Frank Kavanaugh, the Company’s President and Chief Executive Officer and the Chairman of the Board. The Buffalo Wild Wings Property, built in 2018, was 100% leased to Buffalo Wild Wings as of September 30, 2025. The purchase price for the Buffalo Wild Wings Property was $2,620,000 paid through the issuance of 209,600 OP Units at a price of $12.50 per OP Unit. The purchase price was determined by an independent, third-party appraisal obtained by the Company.  Pursuant to the Related Person Transaction Policy, the Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.  The Company’s total investment was $2,667,429. The Company incurred $47,429 of closing costs which were capitalized and added to the tangible assets acquired.

United Rentals Property

On February 21, 2025, the Company completed its acquisition of the United Rentals Property, a 7,529 square foot single tenant building on 3.01 acres located in Huntsville, Alabama, through a wholly-owned subsidiary, from Dionysus Investments, LLC. The manager of Dionysus Investments, LLC is Fort Ashford Funds, LLC, a California limited liability company controlled and owned by Frank Kavanaugh, the Company’s President and Chief Executive Officer and the Chairman of the Board. The United Rentals Property, built in 2008, was 100% leased to United Rentals as of September 30, 2025. The purchase price for the United Rentals Property was $3,145,000 paid through the issuance of 251,600 OP Units at a price of $12.50 per OP Unit. The purchase price was determined by an independent, third-party appraisal obtained by the Company.  Pursuant to the Related Person Transaction Policy, the Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.  The Company’s total investment was $3,187,446. The Company incurred $42,446 of closing costs which were capitalized and added to the tangible assets acquired.

Tesla Pensacola Property

On July 18, 2025, the Company completed its acquisition of a Tesla sales, service and delivery facility consisting of a 45,461 square foot, single story building on 3.498 acres of land located at 312 E. 9 Mile Road, Pensacola, Florida (the “Tesla Pensacola Property”). The total purchase price paid for the Tesla Pensacola Property was $14,544,504. The acquisition was funded using proceeds from a line of credit in the amount of $14,700,000 (the “Farmers Line of Credit”) with Farmers and Merchants Bank of Long Beach (“Farmers”).  The Farmers Line of Credit is cross collateralized by the Tesla Pensacola Property, the Company’s Citibank Property, Buffalo Wild Wings Property, and United Rentals Property.

	Buffalo		United		Tesla
	Wild Wings		Rentals		Pensacola
	Property		Property		Property		Total
Fair value of assets acquired:
Investment property (a)	$2,501,345		$2,914,369		$13,444,461		$18,860,175
Lease intangibles (b)	222,139		273,077		1,635,990		2,131,206
Below market lease (b)	(56,055)		—		(455,813)		(511,868)
Fair value of net assets acquired (c)	$2,667,429		$3,187,446		$14,624,638		$20,479,513

Purchase consideration:
Consideration paid with cash (d)	$47,429		$42,446		$303,260		$393,135
Consideration paid with proceeds from line of credit, short term, net	—		—		14,321,378	(e)	14,321,378
Consideration paid with OP Units	2,620,000	(f)	3,145,000	(g)	—		5,765,000
Total consideration (h)	$2,667,429		$3,187,446		$14,624,638		$20,479,513
a.	Represents the fair value of the investment property acquired which includes land, buildings, site improvements and tenant improvements. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing costs were allocated and added to the fair value of the tangible assets acquired.
b.	Represents the fair value of lease intangibles. Lease intangibles include leasing commissions, leases in place, below market leases and legal and marketing costs associated with replacing existing leases.
c.	Represents the total fair value of assets and liabilities acquired at closing.
d.	Represents cash paid for closing costs paid at closing or directly by the Company outside of closing.
e.	Represents the Farmers Line of Credit used to fund the purchase of the Tesla Pensacola Property, net of capitalized loan issuance costs. See Note 5, below.

f.	Represents issuance of 209,600 OP Units at $12.50 per Operating Partnership Unit. See Note 7, below.

g.	Represents issuance of 251,600 OP Units at $12.50 per Operating Partnership Unit. See Note 7, below.

h.	Represents the consideration paid for the fair value of the assets and liabilities acquired.

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

Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $0 and $2,404 was included in interest expense for the three and nine months ended September 30, 2025, respectively, and $66,965 and $196,621 was included in interest expense for the three and nine months ended September 30, 2024, respectively, in the accompanying condensed consolidated statements of operations. Accumulated amortization of the discount and deferred financing costs was $0 and $1,127,339 as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025 and December 31, 2024, the Company recorded $0 and $21,334, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock. This amount is reported in accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets.

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

On January 10, 2025, the Company completed the final redemption of the remaining 60,000 shares of its mandatorily redeemable preferred stock.  The redemption price was $25.00 per share, plus $0.44 per share of accrued dividends.  The Company used proceeds from the private placement of Common Shares to fund the $1,526,500 for the final redemption and accrued dividends.  As a result of the final redemption, the Company recorded a loss on redemption of mandatorily redeemable preferred stock of $9,375 for the nine months ended September 30, 2025, which represented the unamortized discount and deferred financing costs associated with the redeemed mandatorily redeemable preferred shares.  No such loss on redemption was recorded for the three and nine months ended September 30, 2024.

5.      Loans Payable

Mortgages Payable

The Company’s mortgages payable, net consists of the following:

				September 30,
	Monthly	Interest		2025	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2024
Franklin Square (a)	$61,800	3.808%	December 2031	$13,075,568	$13,250,000
Ashley Plaza (b)	52,795	3.75%	September 2029	10,280,368	10,460,350
Brookfield Center (c)	22,876	3.90%	November 2029	4,401,950	4,476,429
Parkway Center (d)	28,161	Variable	November 2031	4,765,612	4,814,563
Wells Fargo Mortgage Facility (e)	36,852	4.50%	June 2027	5,574,388	17,509,420
Unamortized issuance costs, net				(369,292)	(509,700)
Total mortgages payable, net				$37,728,594	$50,001,062
(a)	The mortgage loan for the Franklin Square Property in the original principal amount of $13,250,000 has a ten-year term and a maturity date of December 6, 2031. The mortgage loan bears interest at a fixed rate of 3.808% and was interest only until January 6, 2025, at which time the monthly payment became $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage loan includes covenants for the Company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and for the Company to maintain liquid assets of no less than $1,000,000. As of September 30, 2025 and December 31, 2024, the Company believes that it is compliant with these covenants. The Company has guaranteed the payment and performance of the obligations of the mortgage loan.
(b)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. Effective on December 26, 2023, the Company assumed certain guaranty obligations under the Ashley Plaza mortgage. These obligations include covenants for the Company to maintain a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property, and for the Company to maintain liquid assets of no less than $1,140,000. As of September 30, 2025 and December 31, 2024, the Company believes that it is compliant with these covenants.
(c)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90% and was interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. Effective on December 26, 2023, the Company assumed certain guaranty obligations under the Brookfield Property mortgage loan. These obligations include covenants for the Company to maintain a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Property, and for the Company to maintain liquid assets of no less than $485,000. As of September 30, 2025 and December 31, 2024, the Company believes that it is compliant with these covenants.
(d)	The interest rate for the mortgage loan for the Parkway Property was originally based on ICE LIBOR plus 225 basis points, with a minimum rate of 2.25%. After the discontinuation of LIBOR on June 30, 2023, the ICE LIBOR index was replaced by Term SOFR, with an adjusted margin of 236.44 basis points. Under the terms of the mortgage, the interest rate payable each month shall not change by greater than 1% during any six-month period and 2% during any 12-month period. As of September 30, 2025 and December 31, 2024 the rate in effect for the Parkway Property mortgage was 6.64% and 6.92%, respectively. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule. The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis. As of September 30, 2025 and December 31, 2024, the Company believes that it is compliant with this covenant.
(e)	On June 13, 2022, the Company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property. The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule, is $103,438. The Company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a combined minimum debt yield of 9.5% on the Salisbury Marketplace Property, the Lancer Center Property, and the Greenbrier Business Center Property, and the maintenance of liquid assets of not less than $1,500,000. As of September 30, 2025 and December 31, 2024, the Company believes that it is compliant with these covenants.

As of September 30, 2025, the outstanding balance, monthly payment and unamortized loan issuance costs related to the Wells Fargo Mortgage Facility are allocated, for reporting purposes, among the Salisbury Marketplace Property, Lancer Center Property, and Greenbrier Business Center Property based on each property's proportionate share of the total combined appraised value at the time the Wells Fargo Mortgage Facility was originated. The portion allocated to the Lancer Center Property is reported in Mortgages payable, net, on the Company’s condensed consolidated balance sheets, while the portions allocated to the Salisbury Marketplace Property and Greenbrier Property, representing the estimated paydown amount upon the anticipated sales of each respective property, are included in mortgages payable, net, associated with assets held for sale on the Company’s condensed consolidated balance sheets.

The Company’s mortgages payables, net, associated with assets held for sale, consists of the following:

				Balance
				September 30,
	Monthly	Interest		2025	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2024
Salisbury Marketplace (see note (e), above)	$36,418	4.50%	June 2027	$5,116,382	$—
Greenbrier Business Center (see note (e), above)	30,168	4.50%	June 2027	6,445,281	—
Tesla Pensacola	Interest only	7.25%	August 2026	14,321,378	—
Total mortgages payable, net, associated with assets held for sale				$25,883,041	$—

Interest rate protection transaction

On October 28, 2021, the Company entered into an interest rate protection transaction to limit its exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property (the “Interest Rate Protection Transaction”).  Under this agreement, the Company’s interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%. Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR.  As of September 30, 2025 and December 31, 2024, SOFR was 4.13% and 4.33%, respectively.  In accordance with the guidance on derivatives and hedging, the Company records all derivatives on the balance sheet at fair value under other assets. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of the Interest Rate Protection Transaction is valued by an independent, third-party consultant which uses observable inputs such as yield curves, volatilities and other current market data, all of which are considered Level 2 inputs. As of September 30, 2025 and December 31, 2024, the fair value of the Interest Rate Protection Transaction was $48,453 and $117,390, respectively, and is recorded under other assets on the Company’s condensed consolidated balance sheets. The Company reports changes in the fair value of the derivative in other income on its condensed consolidated statements of operations.

For the period from September 1, 2022 through June 30, 2023, LIBOR, and for the period from July 1, 2023 through September 30, 2025, SOFR, exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced the Company’s net interest expense. Payments to the Company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024.

Farmers Line of Credit

On July 18, 2025, in connection with the completion of the acquisition of the Tesla Pensacola Property discussed in Note 3, above, the Company, through its wholly-owned subsidiaries, entered into a loan agreement with Farmers and Merchants Bank of Long Beach, for the Farmers Line of Credit in the maximum amount of $14,700,000. The Farmers Line of Credit is cross collateralized by the Tesla Pensacola Property, the Citibank Property, the Buffalo Wild Wings Property, and the United Rentals. Amounts outstanding under the Farmers Line of Credit bear interest at a floating rate pegged to the prime rate announced by Farmers, subject to a floor rate of 7.25%. The interest rate is currently 7.25%.  The Farmers Line of Credit is unconditionally guaranteed by the Company and the Operating Partnership, has a one-year term, and any outstanding balance will be due in full on August 10, 2026.  The Farmers Line of Credit is recorded as liabilities associated with assets held for sale on the Company’s condensed consolidated balance sheets.  The Company has considered its short-term (one year or less) liquidity needs in relation to the adequacy of its estimated future cash flows from operating activities and other expected financing sources to meet the repayment of the Farmers Line of Credit on August 10, 2026, as discussed above.  The Company expects to generate funds to meet this repayment requirement through a combination of sales of investment properties, cash flows from operating activities, cash on hand, refinancing proceeds, sales of beneficial interests in the Company’s DST, and, if necessary, extending the maturity date.  However, there can be no assurance that the Company will be successful in generating funds necessary for the repayment of the Farmers Line of Credit.

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

On October 2, 2024, the Company, through its wholly-owned subsidiaries, entered into an amended and restated Revolving Line of Credit Note with Wells Fargo Bank, National Association that increased the line of credit from $1,500,000 to $4,000,000 (the “Expanded Wells Fargo Line of Credit”). Outstanding balances on the Expanded Wells Fargo Line of Credit will bear interest at a floating rate of 3.10% above Daily Simply SOFR, which, with respect to any day (a “SOFR Rate Day”) means a rate per annum equal to SOFR for the day that is two U.S. Government Securities Business Days prior to (i) if such SOFR Rate Day is a U.S. Government Securities Business Day, such SOFR Rate Day or (ii) if such SOFR Rate Day is not a U.S. Government Securities Business Day, the U.S. Government Securities Business Day immediately preceding such SOFR Rate Day, subject to certain exceptions. A U.S. Government Securities Business Day is any day except for Saturday, Sunday or a day on which the Securities Industry and Financial Markets Association, or any successor thereto, recommends that the fixed income departments of its members be closed for the entire day for purposes of trading in United States government securities. As of September 30, 2025 and December 31, 2024, SOFR was 4.13% and 4.33%, respectively.

On April 28, 2025 the Company terminated the Expanded Wells Fargo Line of Credit and Wells Fargo Bank released its security interest in the Citibank Property.

Loss on Extinguishment of Debt

On April 28, 2025, the Company terminated the Expanded Wells Fargo Line of Credit. The Company accounted for the termination under debt extinguishment accounting in accordance with ASC 470. During the nine months ended September 30, 2025, the Company recorded a loss on extinguishment of debt of $27,066 consisting of unamortized loan issuance costs.  No such loss on extinguishment of debt was recorded during the three months ended September 30, 2025.

On March 13, 2024, the Company sold the Hanover Square Shopping Center Property and repaid the mortgage loan for the Hanover Square Property. The Company accounted for the repayment of the mortgage payable under debt extinguishment accounting in accordance with ASC 470. During the nine months ended September 30, 2024, the Company recorded a loss on extinguishment of debt of $51,837 consisting of unamortized loan issuance costs.  No such loss was recorded during the three months ended September 30, 2024.

Interest Expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the three months ended September 30, 2025
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$127,431	$7,093	$—	$—	$134,524
Ashley Plaza	98,906	4,358	—	—	103,264
Brookfield Center	44,039	2,838	—	—	46,877
Parkway Center	79,742	2,756	(18,538)	—	63,960
Wells Fargo Mortgage Facility	198,307	3,321	—	—	201,628
Tesla Pensacola	219,071	—	—	—	219,071
Other interest	—	—	—	(508)	(508)
Total interest expense	$767,496	$20,366	$(18,538)	$(508)	$768,816

	For the three months ended September 30, 2024
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$128,943	$7,093	$—	$—	$136,036
Ashley Plaza	101,170	4,358	—	—	105,528
Brookfield Center	45,013	2,837	—	—	47,850
Parkway Center	92,553	2,757	(31,353)	—	63,957
Wells Fargo Mortgage Facility	203,344	6,721	—	—	210,065
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	66,965	—	100,000	166,965
Other interest	—	—	—	521	521
Total interest expense	$571,023	$90,731	$(31,353)	$100,521	$730,922

	For the nine months ended September 30, 2025
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$379,811	$21,279	$—	$—	$401,090
Ashley Plaza	295,175	13,073	—	—	308,248
Brookfield Center	131,404	8,513	—	—	139,917
Parkway Center	240,116	8,269	(49,410)	—	198,975
Wells Fargo Mortgage Facility	592,186	27,591	—	—	619,777
Wells Fargo Line of Credit	—	—	—	2,500	2,500
Tesla Pensacola	219,071	—	—	—	219,071
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	2,404	—	5,066	7,470
Other interest	—	—	—	3,624	3,624
Total interest expense	$1,857,763	$81,129	$(49,410)	$11,190	$1,900,672

	For the nine months ended September 30, 2024
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$384,026	$21,279	$—	$—	$405,305
Hanover Square	129,248	—	—	—	129,248
Ashley Plaza	302,936	13,073	—	—	316,009
Brookfield Center	134,756	8,512	—	—	143,268
Parkway Center	266,249	8,270	(83,253)	—	191,266
Wells Fargo Mortgage Facility	609,303	20,165	—	—	629,468
Wells Fargo Line of Credit	—	—	—	15,144	15,144
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	196,621	—	300,000	496,621
Other interest	—	—	—	4,701	4,701
Total interest expense	$1,826,518	$267,920	$(83,253)	$319,845	$2,331,030

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of September 30, 2025		As of December 31, 2024
		Accumulated			Accumulated
		amortization of			amortization
	Accrued	capitalized	Accrued		of capitalized
	interest	issuance costs	interest		issuance costs
Franklin Square	$41,494	$108,759	$43,448		$87,480
Ashley Plaza	—	106,042	—		92,969
Brookfield Center	—	68,107	—		59,594
Parkway Center	26,387	43,186	27,753		34,917
Wells Fargo Mortgage Facility	—	33,500	—		72,631
Tesla Pensacola	59,209	—	—		—
Amortization and accrued preferred stock dividends on mandatorily redeemable preferred stock	—	—	21,334	(1)	1,127,339
Total	$127,090	$359,594	$92,535		$1,474,930
(1)	Recorded as accrued interest under accounts payable and accrued liabilities on the Company’s condensed consolidated balance sheets as of December 31, 2024.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of September 30, 2025 are as follows:

	Mortgages Payable	Mortgages Payable Associated with Assets Held for Sale	Total
For the remaining three months ending December 31, 2025	$232,419	$5,228,138	$5,460,557
2026	997,962	15,087,213	16,085,175
2027	5,859,807	5,980,929	11,840,736
2028	717,033	—	717,033
2029	13,854,905	—	13,854,905
Thereafter	16,435,760	—	16,435,760
Total principal payments and debt maturities	38,097,886	26,296,280	64,394,166
Less unamortized issuance costs	(369,292)	(413,239)	(782,531)
Net principal payments and debt maturities	$37,728,594	$25,883,041	$63,611,635

6.      Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of September 30, 2025 are as follows:

For the remaining three months ending December 31, 2025	$2,202,090
2026	8,555,995
2027	7,797,221
2028	7,059,470
2029	5,819,425
Thereafter	18,853,651
Total minimum rents	$50,287,852

7.      Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 Common Shares, and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The REIT is the sole general partner of the Operating Partnership and owned a 50.09% and 77.40% interest in the Operating Partnership as of September 30, 2025 and December 31, 2024, respectively. Limited partners in the Operating Partnership who have held their OP Units for one year or longer have the right to redeem their common OP Units for cash or, at the REIT’s option, Common Shares at a ratio of OP Unit for one common share. Under the Agreement of Limited Partnership, distributions to OP Unit holders are made at the discretion of the REIT. The REIT intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per OP Unit as dividends per share are paid to the REIT’s holders of Common Shares.

Exchange of Common Shares for OP Units

On August 8, 2025, the Company and the Operating Partnership entered into an exchange agreement (the “Exchange Agreement”) with Francis P. Kavanaugh, the Company’s President and Chief Executive Officer and the Chairman of the Board, pursuant to which Mr. Kavanaugh exchanged an aggregate of 240,004 shares of the Company’s Common Shares on a one-for-one basis for an aggregate of 240,004 OP Units  (the “Exchange”). The Exchange will help to ensure the Company’s continued compliance with real estate investment trust qualifications, including the requirement that no more than 50% in value of the Company’s outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals.

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

Common Stock Repurchase Plan

In December 2021, the Board approved a program to purchase up to 31,250 Common Shares in the open market, up to a maximum price of $76.80 per share. Under this authorization, the Company purchased 16,755 Common Shares at an average price of $16.61 per share in January 2022. In October 2023, the Board approved the purchase of an additional 100,000 shares. The repurchase program does not obligate the Company to acquire any particular amount of Common Shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion. In March 2024, the Board authorized and adopted a 10b5-1 and Rule 10b-18 Stock Repurchase Agreement (the “10b5-1 Plan”) which, as amended, authorized the purchase of up to 35,265 shares at or below a price of $12.00 per share. The Company amended the 10b5-1 Plan on November 18, 2024 to revise the maximum price to $12.30 per share.  Under the 10b5-1 Plan, as of September 30, 2025, the Company has purchased 14,150 shares of common stock, $0.01 par value per share (“Common Shares”) at a total cost of $173,255 and at an average price of $12.24 per Common Share, including transaction fees. All repurchased Common Shares were retired in accordance with Maryland law. The authorization under the 10b5-1 Plan expired on May 15, 2025 and no further repurchases have been made.

Purchase (Trade) Date	Shares Purchased	Price Per Share	Total Cost (1)
August 6, 2024	2,830	$11.47	$32,467
February 3, 2025	2,830	12.33	34,886
February 10, 2025	2,830	12.32	34,872
March 19, 2025	2,830	13.03	36,866
April 23, 2025	2,830	12.05	34,164
Total	14,150	$12.24	$173,255
(1)	Total cost including transaction fees.

Common Shares and Operating Partnership Units Outstanding

As of September 30, 2025 and December 31, 2024, respectively, there were 2,221,021 and 1,738,124 OP Units outstanding, respectively, with the REIT owning 1,112,405 and 1,345,260 of these OP Units, respectively. The remaining 1,108,616 and 392,864, respectively, OP Units are held by noncontrolling, limited partners.  As of September 30, 2025 and December 31, 2024, respectively, there were 1,112,405 and 1,345,260 Common Shares of the REIT outstanding, respectively. As of September 30, 2025 and December 31, 2024 there were 232,865 and 4,820, respectively, OP Units held by noncontrolling, limited partners that were eligible for conversion to Common Shares.

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

On each January 1 during the term of the Equity Incentive Plan, the maximum number of Common Shares that may be issued under the Equity Incentive Plan will increase by eight percent (8%) of any additional Common Shares or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of Common Shares, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of any adjustment subsequent to January 1, 2020. As of January 1, 2025, the shares available for issuance under the plan was adjusted to 50,343 shares. As of September 30, 2025, there are 17,327 shares available for issuance under the Equity Incentive Plan.

Earnings per Share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common stockholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of September 30, 2025 and 2024, there were 232,865 and 6,150 OP Units, respectively, held by noncontrolling, limited partners that were eligible to be converted, on a one-to-one basis, into Common Shares. The OP Units and the equivalent Common Shares attributable to the convertible debentures have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's income (loss) per common share is determined as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted shares outstanding
Weighted average Common Shares – basic	1,213,052	1,116,391	1,307,745	1,117,099
Effect of conversion of Operating Partnership Units	232,865	6,150	232,865	6,150
Weighted average Common Shares – diluted	1,445,917	1,122,541	1,540,610	1,123,249

Calculation of loss per share – basic and diluted
Net loss attributable to common stockholders	$(395,948)	$(526,996)	(1,921,433)
Weighted average Common Shares – basic and diluted	1,213,052	1,116,391	1,307,745
Loss per share – basic and diluted	$(0.33)	$(0.47)	$(1.47)

Calculation of earnings per share – basic
Net income attributable to common stockholders				$308,700
Weighted average Common Shares – basic				1,117,099
Earnings per share – basic				$0.28

Calculation of earnings per share – diluted
Net income attributable to common stockholders				$308,700
Weighted average Common Shares – diluted				1,123,249
Earnings per share – diluted				$0.28

Dividends and Distributions

During the three and nine months ended September 30, 2025, dividends in the amount of $0.065 per share, were paid on January 23, 2025 to stockholders of record on January 20, 2025,  dividends in the amount of $0.0675 per share were paid on April 22, 2025 to stockholders of record on April 17, 2025, and dividends in the amount of $0.0675 per share were paid on July 16, 2025 to stockholders of record on July 11, 2025. During the three and nine months ended September 30, 2024, dividends in the amount of $0.02 per share were paid on February 6, 2024, to stockholders of record on February 2, 2024, dividends in the amount of $0.04 per share were paid on April 28, 2024 to stockholders of record on April 22, 2024, and dividends in the amount of $0.05 per share were paid on July 23, 2024 to stockholders of record on July 23, 2024. Total dividends paid to holders of Common Shares and distributions to noncontrolling interests paid during the three and nine months ended September 30, 2025 and 2024, respectively, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Common stockholders (dividends)	$91,287	$55,904	$270,743	$122,978
Hanover Square Property noncontrolling interest (distributions)	—	7,940	—	516,596
Parkway Property noncontrolling interest (distributions)	9,000	—	27,000	24,300
Operating Partnership Unit holders (distributions)	58,631	11,710	143,744	21,785
Total dividends and distributions	$158,918	$75,554	$441,487	$685,659

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in North Carolina, South Carolina and Virginia, which represented approximately 96% of the total annualized base revenues of the properties in its portfolio as of September 30, 2025. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Interest Rate Risk

As of September 30, 2025, the interest rate environment remains elevated, significantly impacting the Company’s operations. The Federal Reserve has maintained a higher federal funds rate as part of its ongoing strategy to combat inflation. This situation has several implications for the Company, which is sensitive to a higher interest rate environment due to the Company’s reliance on debt financing. Higher interest rates increase the cost of borrowing for the Company, raising the expense associated with financing property acquisitions and developments. This could limit the ability to pursue new investments or expansions, potentially slowing growth. Additionally, refinancing existing debt in a high-rate environment could lead to increased costs. Elevated interest rates typically lead to higher capitalization rates, which can reduce property valuations. A decline in asset values may impact the net asset value (NAV) calculations, affecting investors’ perceptions and overall market confidence in the Company. The ongoing interest rate volatility may affect investor sentiment towards the Company, potentially leading to capital outflows as investors seek alternative investment opportunities with better risk-adjusted returns.

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

As of September 30, 2025 and December 31, 2024, all of the Company’s long-term debt either bore interest at fixed rates or was capped to a fixed rate.  As of September 30, 2025 and December 31, 2024, the Company’s line of credit, short term, bore interest at a floating rate pegged to the prime rate announced by Farmers.  The Company’s debt obligations are more fully described in Note 5, Loans Payable, above.

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

9.      Related Party Transactions

Exchange of Common Shares for OP Units

On August 8, 2025, the Company and the Operating Partnership entered into the Exchange Agreement with Francis P. Kavanaugh, the Company’s President and Chief Executive Officer and the Chairman of the Board, pursuant to which Mr. Kavanaugh exchanged an aggregate of 240,004 shares of the Company’s Common Shares on a one-for-one basis for an aggregate of 240,004 OP Units. Pursuant to the Company’s Code of Business Conduct and Ethics, Audit Committee Charter and Related Person Transaction Policy, the Exchange was reviewed and approved by a majority of the Audit Committee of the Company’s Board in addition to the approval by a majority of the Board.

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

Other Related Parties

The Company paid Shockoe Properties, LLC, a subsidiary of Dodson Properties, LLC, (collectively, “Dodson Properties”), an entity in which William R. Elliott, one of the owners of the Company’s former Manager, held a 6.32% interest, an annual property management fee of up to 3% of the monthly gross revenues of the Company’s retail center and flex center properties.  These fees were paid in arrears on a monthly basis. Effective on July 31, 2024, the Company terminated the services of Dodson Properties for the Lancer Center, Greenbrier Business Center, Salisbury and Parkway properties.  Effective on August 31, 2024, the Company terminated the services of Dodson Properties for the Ashley Plaza, Brookfield and Franklin Square properties.  During the three and nine months ended September 30, 2024, the Company paid property management fees of $33,531 and $161,747, respectively, to Dodson Properties.  No such property management fees were paid to Dodson Properties for the three and nine months ended September 30, 2025.  In addition, pursuant to a separate agreement dated November 1, 2017 between Dodson Properties and Mr. Elliott, Mr. Elliott received a fee equal to 5% of the property management fees paid by the Company to Dodson Properties or its affiliates.

10.      Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. During the three and nine months ended September 30, 2025 and 2024, the Company’s reportable segments consisted of retail center properties, flex center properties and STNL properties. These segments align with how the CODM evaluates performance and allocates resources.  During the periods presented, there have been no material intersegment transactions.

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

Certain expenses are not allocated to individual segments, including share-based compensation, legal, accounting and other professional fees, and corporate general and administrative expenses.  These expenses are reviewed at the corporate level and are not included in segment-level profitability measures.  In addition, depreciation and amortization are not allocated among segments and are not used by the CODM to assess performance or allocate resources.  Asset information by segment is not reported as the CODM does not use this measure to assess segment performance or to make resource allocation decisions.  The Company’s reclassification of the Salisbury Marketplace Property and Greenbrier Business Center Property to assets held for sale does not change how the CODM evaluates the Company’s operating setmenber.

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

The following tables presents property operating revenues, operating expenses and interest expense by operating segment:

	For the three months ended September 30, (unaudited)
	Retail center properties		Flex center properties		STNL properties		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues	$1,567,428	$1,565,896	$710,885	$676,754	$507,928	$94,275	$2,786,241	$2,336,925
Operating expenses	464,816	374,016	169,496	162,800	122,066	8,188	756,378	545,004
Property related interest expense (1)	366,808	374,151	163,079	165,519	219,071	—	748,958	539,670
Adjusted net operating income	$735,804	$817,729	$378,310	$348,435	$166,791	$86,087	$1,280,905	$1,252,251

Reconciliation to net loss from operations (2)
Less: Bad debt expense (recoveries)	365	15,423	—	—	—	—	365	15,423
Less: Legal, accounting and other professional fees							430,319	261,670
Less: Corporate general and administrative expenses							268,985	238,189
Less: Depreciation and amortization							768,678	973,367
Less: Impairment of assets held for sale							120,000	—
Less: Non-mortgage interest expense (3)							(508)	167,486
Less: Amortization of loan issuance costs (3)							20,366	23,766
Net loss from operations							$(327,300)	$(427,650)
(1)	Includes mortgage interest expense and excludes amortization of issuance costs related to mortgages payable. For a reconciliation to interest expense as reported on the Company’s condensed consolidated statement of operations, see Note 5, above.
(2)	Certain expenses that are not allocated to individual segments which are either reviewed at the corporate level or which are not included in segment-level profitability measures used by the CODM are added to or subtracted from net operating income measure used by the CODM to reconcile this measure to net (loss) income from operations on the Company’s condensed consolidated statement of operations for the three months ended September 30, 2025 and 2024.
(3)	Non-mortgage interest expense includes dividends paid and amortization of issuance costs and discounts on the Company’s mandatorily redeemable preferred stock which are recorded as interest expense (see note 4, above), and other interest expense, all of which are not allocated to individual segments. For a reconciliation to interest expense as reported on the Company’s condensed consolidated statement of operations, see Note 5, above.

	For the nine months ended September 30, (unaudited)
	Retail center properties		Flex center properties		STNL properties		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues	$4,673,820	$4,955,305	$2,053,868	$2,008,056	$845,366	$246,359	$7,573,054	$7,209,720
Operating expenses	1,302,361	1,193,838	545,143	491,586	152,675	23,697	2,000,179	1,709,121
Property related interest expense (1)	1,094,460	1,247,808	494,822	495,457	219,071	—	1,808,353	1,743,265
Adjusted net operating income	$2,276,999	$2,513,659	$1,013,903	$1,021,013	$473,620	$222,662	$3,764,522	$3,757,334

Reconciliation to net (loss) income from operations (2)
Less: Bad debt expense	365	29,087	1,321	8,556	—	—	1,686	37,643
Less: Share-based compensation expenses							397,182	277,500
Less: Legal, accounting and other professional fees							1,172,673	941,244
Less: Corporate general and administrative expenses							1,041,918	748,928
Less: Loss on impairment							67,503	—
Less: Depreciation and amortization							2,667,181	2,979,142
Less: Impairment of assets held for sale							120,000	—
Less: Non-mortgage interest expense (3)							13,594	516,466
Less: Amortization of loan issuance costs (3)							78,725	71,299
Plus: Gain on disposal of investment properties							—	(2,819,502)
Less: Loss on redemption of mandatorily redeemable preferred stock							9,375	—
Less: Loss on extinguishment of debt							27,066	51,837
Net (loss) income from operations							$(1,832,381)	$952,777
(1)	Includes mortgage interest expense and amortization of issuance costs related to mortgages payable. For a reconciliation to interest expense as reported on the Company’s condensed consolidated statement of operations, see Note 5, above.
(2)	Certain expenses that are not allocated to individual segments which are either reviewed at the corporate level or which are not included in segment-level profitability measures used by the CODM are added to or subtracted from net operating income measure used by the CODM to reconcile this measure to net (loss) income from operations on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2025 and 2024.
(3)	Non-mortgage interest expense includes dividends paid and amortization of issuance costs and discounts on the Company’s mandatorily redeemable preferred stock which are recorded as interest expense (see note 4, above), and other interest expense, all of which are not allocated to individual segments. For a reconciliation to interest expense as reported on the Company’s condensed consolidated statement of operations, see Note 5, above.

The following table presents assets by operating segment:

	Retail center properties		Flex center properties		STNL properties		Total
	September 30,		September 30,		September 30,		September 30,
	2025	December 31,	2025	December 31,	2025	December 31,	2025	December 31,
	(unaudited)	2024	(unaudited)	2024	(unaudited)	2024	(unaudited)	2024
Segment assets	$48,021,216	$48,905,311	$19,113,985	$19,385,358	$23,468,391	$2,535,189	$90,603,592	$70,825,858

Reconciliation to total assets on condensed consolidated balance sheet
Plus: Other assets							$236,084	—
Plus: Assets held by operating partnership							904,041	48,430
Plus: Assets held by parent company							360,654	4,223,414
Total assets recorded							$92,104,371	$75,097,702

11.      Subsequent Events

As of November 6, 2025, the following events have occurred subsequent to the September 30, 2025 effective date of the condensed consolidated financial statements:

Common Stock Dividend

On October 14, 2025, a dividend in the amount of $0.0675 per share was paid to holders of Common Shares of record as of October 9, 2025, and a distribution in the amount of $0.0675 per OP Unit was paid to OP Unit holders of record as of October 9, 2025.

Salisbury Marketplace Sale

On October 23, 2025, the Company closed on the sale of the Salisbury Marketplace Property to an unrelated third party for a sale price of $10.0 million, less customary closing costs and credits for repairs of $70,000.

Entry into Purchase and Sale Agreements

On October 27, 2025, the Company entered into a Purchase and Sale Agreement with an unaffiliated third party for the sale of the Greenbrier Business Center Property (the “Greenbrier Purchase and Sale Agreement”) for $11,000,000, subject to the prorations and adjustments described in the Greenbrier Purchase and Sale Agreement.

On October 28, 2025, the Company entered into a Purchase and Sale Agreement with an unaffiliated third party for the sale of the United Rentals Property and the Buffalo Wild Wings Property (the “Buffalo Wild Wings and United Rentals Purchase and Sale Agreement”) for $5,350,000 subject to the prorations and adjustments described in the Buffalo Wild Wings and United Rentals Purchase and Sale Agreement.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the competitive environment in which we operate;
●	local, regional, national and international economic and geopolitical conditions, including recent trade tensions and prolonged U.S. federal government shutdown;
●	capital expenditures;
●	the availability, terms and deployment of capital;
●	financing risks;
●	inflation;
●	the general level of interest rates;
●	changes in our business or strategy;
●	fluctuations in interest rates and increased operating costs;
●	our incurrence of impairment charges;
●	risks and uncertainties associated with the implementation of our DST Program (as defined below);
●	the degree and nature of our competition;

●	our dependence upon our key personnel;
●	defaults on or non-renewal of leases by tenants;
●	decreased rental rates or increased vacancy rates;
●	our ability to make distributions on shares of our common stock;
●	difficulties in identifying properties to acquire and completing acquisitions;
●	our ability to operate as a public company;
●	natural disasters such as hurricanes, floods or tornadoes;
●	the impact of epidemics, pandemics, or other outbreaks of illness, disease or virus and measures intended to prevent the spread or address the effects thereof;
●	our ability to maintain our qualification as a REIT for U.S. federal income tax purposes;
●	our ability to maintain an active trading market for our common stock on The Nasdaq Capital Market (“Nasdaq”) and maintain continued listing on Nasdaq and the likelihood that a delisting of our common stock from Nasdaq could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock;
●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;
●	potential disruption to or compromise of our information technology networks or data, or those of third parties upon which we rely; and
●	related industry developments, including trends affecting our business, financial condition and results of operations.

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

We were formed to acquire, reposition, renovate, lease and manage income-producing properties. Our current primary focus is on (i) managing our legacy portfolio consisting of retail and flex-industrial properties in secondary and tertiary markets in Virginia,

North Carolina, and South Carolina, (ii) managing our STNL property portfolio in geographic markets across the United States, (iii) implementing a program by which we will act as a sponsor of Delaware Statutory Trust (“DST”) investment offerings and (iv) disposition of certain properties in our portfolio to generate funds for acquisition of properties suitable for contribution to our DST program. We may also pursue, in an opportunistic manner, other real estate-related and non-real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, indirect investments in real property, such as those that may be obtained in a joint venture, and ownership of crypto assets. While these types of investments are not intended to be a primary focus, we may make such investments in our discretion.

As of September 30, 2025, our portfolio consisted of the following properties:

Name	Type	Occupancy	Location	SQ FT	Date Acquired
Ashley Plaza Property	Retail	99.0%	Goldsboro, North Carolina	156,012	August 30, 2019
Franklin Square Property	Retail	100.0%	Gastonia, North Carolina	134,239	April 28, 2017
Lancer Center Property	Retail	61.5%	Lancaster, South Carolina	181,590	May 14, 2021
Salisbury Marketplace Property	Retail	88.3%	Salisbury, North Carolina	79,732	June 13, 2022
Brookfield Center Property	Flex	100.0%	Greenville, South Carolina	64,882	October 3, 2019
Greenbrier Business Center Property	Flex	97.9%	Chesapeake, Virginia	89,280	August 27, 2021
Parkway Property	Flex	100.0%	Virginia Beach, Virginia	64,109	November 1, 2021
Citibank Property	STNL	100.0%	Chicago, Illinois	4,350	March 28, 2024
Buffalo Wild Wings Property	STNL	100.0%	Bowling Green, Kentucky	5,933	January 24, 2025
United Rentals Property	STNL	100.0%	Huntsville, Alabama	7,529	February 21, 2025
East Coast Wings Property	STNL	100.0%	Goldsboro, North Carolina	5,000	August 30, 2019
T-Mobile Property	STNL	100.0%	Goldsboro, North Carolina	3,000	August 30, 2019
Tesla Pensacola	STNL	100.0%	Pensacola, Florida	45,461	July 18, 2025
Total Portfolio		90.2%		841,117

In addition, as of September 30, 2025, we also owned two undeveloped parcels which are currently being marketed for use as STNL properties including (i) an outparcel at our Lancer Center Property consisting of approximately 1.80 acres (the “Lancer Outparcel”), (the exact size of the Lancer Outparcel will not be determined until a user is identified), and (ii) the Hanover Square Outparcel consisting of 0.86 acres located adjacent to the Hanover Square Shopping Center.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have investments. As of September 30, 2025, our reportable segments were retail center properties, flex center properties and STNL properties.

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

As of September 30, 2025, we had committed to a plan to contribute the Tesla Pensacola Property to a newly formed Delaware Statutory Trust (“DST”).  Following the contribution, we plan to launch a program (the “DST Program”) to raise capital, through the Operating Partnership, through private placement offerings exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by selling beneficial interests (the “DST Interests”) in specific DSTs holding real properties (the “DST  Properties”). We expect that the DST Program will provide us with the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors who may be seeking like-kind replacement properties to complete tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code (the “Code”). We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, and for other corporate purposes. In addition, we expect to generate fee-based income, such as acquisition fees, asset management fees, disposition fees, and financing coordination fees, among others, from the DST Program.  However, there can be no assurance that we will be successful in our efforts to sell the DST Interests or to generate fee-based income.  As of November 6, 2025, we have not initiated our efforts to raise gross offering proceeds through the DST Program.

Farmers Line of Credit

On July 18, 2025, we, through our wholly-owned subsidiaries, entered into the Farmers Line of Credit in the amount of $14,700,000 in connection with the acquisition of the Tesla Pensacola Property, discussed above.  The Farmers Line of Credit is cross collateralized by the Tesla Pensacola Property, the Citibank Property, the Buffalo Wild Wings Property, and the United Rentals. Amounts outstanding under the Farmers Line of Credit bear interest at a floating rate of the prime rate announced by Farmers, subject to a floor rate of 7.25%. As of September 30, 2025, the interest rate was 7.25%.   The Farmers Line of Credit has a one-year term and any outstanding balance will be due in full on August 10, 2026.  The Farmers Line of Credit is unconditionally guaranteed by our company and our company’s Operating Partnership.

Financing Activities

Mortgages Payable

We have historically financed acquisitions of our investment properties through mortgages. The following table is presented as of September 30, 2025.

				Balance
				September 30,
	Monthly	Interest		2025	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2024
Franklin Square (a)	$61,800	3.808%	December 2031	$13,075,568	$13,250,000
Ashley Plaza (b)	52,795	3.75%	September 2029	10,280,368	10,460,350
Brookfield Center (c)	22,876	3.90%	November 2029	4,401,950	4,476,429
Parkway Center (d)	28,161	Variable	November 2031	4,765,612	4,814,563
Wells Fargo Mortgage Facility (e)	36,852	4.50%	June 2027	5,574,388	17,509,420
Total mortgages payable				$38,097,886	$50,510,762

Amounts presented do not reflect unamortized loan issuance costs.

(a)	The mortgage loan for the Franklin Square Property in the original principal amount of $13,250,000 has a ten-year term and matures on December 6, 2031. The mortgage loan bears interest at a fixed rate of 3.808% and was interest only until January 6, 2025, at which time the monthly payment became $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage includes covenants that we maintain (i) a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property, and (ii) liquid assets of no less than $1,000,000. As of September 30, 2025 and December 31, 2024, respectively, we believe that we are compliant with these covenants. We have guaranteed the payment and performance of the obligations of the mortgage loan.
(b)

The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.  Effective on December 26, 2023, we assumed certain guaranty obligations under the Ashley Plaza mortgage loan.  These obligations include covenants that we maintain (i) a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property and (ii) liquid assets of no less than $1,140,000.  As of September 30, 2025 and December 31, 2024, respectively, we believe that we are compliant with these covenants.

(c)

The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90% and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.  Effective on December 26, 2023, we assumed certain guaranty obligations under the Brookfield Property mortgage loan.  These obligations include covenants that we maintain (i) a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Property and (ii) liquid assets of no less than $485,000. As of September 30, 2025 and December 31, 2024, respectively, we believe that we are compliant with these covenants.

(d)

The interest rate for the mortgage loan for the Parkway Property was originally based on ICE LIBOR plus 225 basis points, with a minimum rate of 2.25%.  After the discontinuation of LIBOR on June 30, 2023, the ICE LIBOR index was replaced by Term SOFR, with an adjusted margin of 236.44 basis points.  Under the terms of the mortgage, the interest rate payable each month may not change by greater than 1% during any six-month period and 2% during any 12-month period.  As of September 30, 2025 and December 31, 2024 the rate in effect for the Parkway Property mortgage was 6.64% and 6.92%, respectively.  The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule.  The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis.  As of September 30, 2025 and December 31, 2024, respectively, we believe that we are compliant with this covenant.

On October 28, 2021, we entered into the Interest Rate Protection Transaction to limit our exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property. Under this agreement, our interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%.  Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR.  For the period from September 1, 2022 through September 30, 2025, the applicable index (LIBOR or SOFR), exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced our net interest expense.  Payments to us from the Interest Rate Protection Transaction are recorded as an offset to interest expense on our condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024, respectively.

(e)	On June 13, 2022, we entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property. The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule, is $103,438. We have provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a combined minimum debt yield of 9.5% on the Salisbury Marketplace Property, the Lancer Center Property, and the Greenbrier Business Center Property, and the maintenance of liquid assets of not less than $1,500,000. As of September 30, 2025 and December 31, 2024, respectively, we believe that we are compliant with these covenants.

As of September 30, 2025, the outstanding balance, monthly payment and unamortized loan issuance costs related to the Wells Fargo Mortgage Facility are allocated, for reporting purposes, among the Salisbury Marketplace Property, Lancer Center Property, and Greenbrier Business Center Property, based on each property's proportionate share of the total combined appraised value at the time the Wells Fargo Mortgage Facility was originated. The portion allocated to the Lancer Center Property is reported in Mortgages payable, net, on our condensed consolidated balance sheets, while the portions allocated to the Salisbury Marketplace Property and Greenbrier Property, representing the estimated paydown amount upon their anticipated sale, is included in mortgages payable, net, associated with assets held for sale on our condensed consolidated balance sheets.

We financed acquisitions of our assets held for sale through mortgages, which as of September 30, 2025, are recorded as mortgages payable, net, associated with assets held for sale, on our consolidated balance sheets, as follows:

				Balance
				September 30,
	Monthly	Interest		2025	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2024
Salisbury Marketplace (see note (e), above)	$36,418	4.5%	June 2027	$5,116,382	$—
Greenbrier Business Center (see note (e), above)	30,168	4.5%	June 2027	6,445,281	—
Tesla Pensacola	Interest only	7.25%	August 2026	14,321,378	—
Total mortgages payable, net, associated with assets held for sale				$25,883,041	$—

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

Cash Flows

At September 30, 2025, our consolidated cash and restricted cash on hand totaled $3,802,586 compared to consolidated cash on hand of $6,072,736 at December 31, 2024. Cash from operating activities, investing activities and financing activities for the nine months ended September 30, 2025 are as follows:

Operating Activities

During the nine months ended September 30, 2025, our cash provided by operating activities was $2,271,897 compared to cash provided by operating activities of $1,410,969 for the nine months ended September 30, 2024, an increase in cash provided by operating activities of $860,928.

Cash flows from operating activities has two components. The first component consists of net operating (loss) income adjusted for non-cash operating activities. During the nine months ended September 30, 2025, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $1,661,864.  During the nine months ended September 30, 2024, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $1,519,643.  The increase of $142,221 in cash flows from operating activities for the nine months ended September 30, 2025 was primarily the result of increased net operating income from our investment properties and decreased interest expense resulting from the redemption of our mandatorily convertible preferred stock, offset by increased legal, accounting and other professional fees.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations.  During the nine months ended September 30, 2025, net changes in asset and liability accounts resulted in $610,033 in cash provided by operations. During the nine months ended September 30, 2024, net changes in asset and liability accounts resulted in $108,674 in cash used in operations. This increase of $718,707 in cash provided by operations resulting from changes in assets and liabilities is a result of decreased changes in rent and other receivables, net, of $189,824, decreased changes in other assets of $308,703, and increased accounts payable and accrued liabilities of $312,230, all of which are sources of cash, offset by increased changes in unbilled rent of $92,050, which used cash.

The total of (i) the $142,221 increase in cash provided by operations from the first category and (ii) the $718,707 increase in cash provided by operations from the second category results in a total increase of cash provided by operations of $860,928 for the nine months ended September 30, 2025.

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

Investing Activities

During the nine months ended September 30, 2025, our cash used in investing activities was $15,964,554, compared to cash provided by investing activities of $2,300,540 during the nine months ended September 30, 2024, a decrease in cash provided by investing activities of $18,265,094.

During the nine months ended September 30, 2025, cash used in investing activities consisted of $1,131,036 in capitalized expenditures, including $338,998 in building improvements, $340,614 in leasing commissions, $418,710 in tenant improvements, and $32,714 in site improvements, $14,714,513 in investment property acquisitions, including $14,624,638 for the acquisition of the Tesla Pensacola Property and $89,875 for closing costs related to the Buffalo Wild Wings Property and United Rentals Property acquisitions, and $119,005 for the purchase of crypto assets.  During the nine months ended September 30, 2024, cash provided by investing activities consisted of $3,110,149 in cash received from the disposal of the Hanover Square Shopping Center Property, offset by cash used in investing activities consisting of $145,345 in investment property acquisitions, including $100,891 in cash paid for the acquisition of the noncontrolling owner’s 16% interest in the Hanover Square Outparcel and $44,454 paid in cash for closing costs related to the Citibank Property acquisition, and $664,264 in capitalized expenditures, including $113,847 in building improvements, $2,300 in site improvements, $174,159 in leasing commissions and $373,958 in capitalized tenant improvements.

The non-cash investing activity for the nine months ended September 30, 2025, that did not affect our cash provided by investing activities was the issuance of $5,765,000 of OP Units,  $2,620,000 of OP Units for the acquisitions of the Buffalo Wild Wings Property and $3,145,000 of OP Units for the United Rentals Property, $2,544,042 related to the Exchange of Common Shares for OP Units, the transfer of $15,168,178 from investment properties, net, to assets held for sale, the transfer of $503,675 of intangible assets, net, to assets held for sale, and the transfer of $476,656 of intangible liabilities, net, to liabilities held for sale.

The non-cash investing activity for the nine months ended September 30, 2024, that did not affect our cash provided by investing activities, was the issuance of $2,400,000 of OP Units for the acquisition of the Citibank Property and $74,105 of capital expenditures accrued as of September 30, 2024.

Financing Activities

During the nine months ended September 30, 2025, our cash provided by financing activities was $11,422,507 compared to cash used in financing activities of $2,552,455 during the nine months ended September 30, 2024, an increase in cash provided by financing activities of $13,974,962.  During the nine months ended September 30, 2025 our cash provided by financing activities consisted of $14,321,378 in net proceeds from the Farmers Line of Credit, offset by $1,500,000 for the final redemption of our mandatorily redeemable preferred stock, $816,596 in principal payments for our mortgages, $441,487 in dividends and distributions, and $140,788 to repurchase Common Shares. During the nine months ended September 30, 2024, our cash used in financing activities consisted of $1,000,000 to repay the line of credit, short term, $754,398 in principal payments for our mortgages, $685,659 in dividends and distributions, $77,226 for the Operating Partnership Unit redemption, $32,467 in repurchases of Common Shares and $2,705 for the retirement of fractional shares resulting from the reverse stock split.

The non-cash financing activity for the nine months ended September 30, 2025, that did not affect our cash provided by financing activities was the transfer of $11,093,684 of mortgages payable, net, to mortgages payable, net, associated with assets held for sale.

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

Our primary, non-operating liquidity needs are $149,919 to pay the dividends to common stockholders and distributions to OP Unit holders that were declared on September 25, 2025 and paid on October 14, 2025 to holders of record on October 9, 2025, and $274,273 in principal payments due on its mortgages payable during the remaining three months ending December 31, 2025.  In addition to liquidity required to fund these dividends and principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. We plan to pay these obligations through a combination of cash on hand, potential dispositions and operating cash.

To meet these future liquidity needs, we have the following resources:

●	$1,886,677 in unrestricted cash as of September 30, 2025;
●	$1,915,909 held in lender reserves for the purposes of tenant improvements, leasing commissions, real estate taxes and insurance premiums;
●	Approximately $4,450,000 from the sale of the Salisbury Marketplace Property which closed on October 23, 2025;
•	Cash generated from operations during the remaining three months ending December 31, 2025, if any.

Additionally, the Farmers Line of Credit matures on August 10, 2026, at which time the full balance of $14,700,000 will be payable.  Our company has received a commitment for $7,710,000 in permanent financing that will close upon our contribution of the Tesla Pensacola Property to our company’s first DST.  The loan proceeds, net of closing costs, will be used to partially repay the Farmers Line of Credit.  We expect that proceeds from the sale of beneficial interests in the DST, once issued, will be used to repay the remaining balance.  There can be no assurance that the permanent financing will close or that the DST will be successful in selling beneficial interests or the timing of such potential issuances.

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

Results of Operations

Three months ended September 30, 2025

Revenues

Revenues for the three months ended September 30, 2025 and 2024 are as follows:

	For the three months ended
	September 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Retail center property revenues	$1,567,428	$1,565,896	$1,532
Flex center property revenues	710,885	676,754	34,131
STNL property revenues	507,928	94,275	413,653
Total Revenues	$2,786,241	$2,336,925	$449,316

Total revenue was $2,786,241 for the three months ended September 30, 2025, an increase of $449,316 from the three months ended September 30, 2024. Our company experienced increased retail center property revenues due to leasing activity in our Franklin Square, Salisbury Marketplace and Ashley Plaza properties, which were offset by decreased revenues from continuing vacancies in the Lancer Center Property, increased STNL property revenues resulting from the acquisition of the Buffalo Wild Wings Property, the United Rentals Property and the Tesla Pensacola Property, and increased flex center property revenues due to lease-up of the vacancy in our Brookfield Property, and strong occupancies in our Greenbrier Business Center and Parkway Center Properties.

Adjusted Net Operating Income

We establish operating segments at the property level and aggregates individual properties into reportable segments based on product types in which we have investments. During the three and nine months ended September 30, 2025 and 2024, our reportable segments consisted of retail center properties, flex center properties and STNL properties.  We base our evaluation of our results of operations on the net operating income adjusted for interest expense of each reportable segment and, in some cases, of each property.

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

Because Adjusted Net Operating Income only consists of revenues, operating expenses, and interest expense directly related to our real estate rental operations, management believes that the use of Adjusted Net Operating Income to evaluate the financial performance of its operating segments and individual investment properties is a useful tool that can assist in the comparison of the operating performance of our real estate assets between periods, or as compared to other companies and other investment opportunities we may consider from time to time.  Management uses Adjusted Net Operating Income as a supplemental measure to evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance.

Adjusted Net Operating Income is a non-GAAP financial measure and is not considered a measure of operating results or cash flows from operations under GAAP. Please see below for the reconciliation of revenue and Adjusted Net Operating Income for each property.

Retail Center Property Revenues and Adjusted Net Operating Income

The following tables present property revenues, operating expenses and interest expense for our retail center properties for the three months ended September 30, 2025 and 2024:

	For the three months ended
	September 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Ashley Plaza
Retail center property revenues	$386,528	$379,445	$7,083
Retail center property operating expenses	123,543	79,006	44,537
Interest expense	98,906	101,170	(2,264)
Adjusted net operating income	$164,079	$199,269	$(35,190)

Franklin Square
Retail center property revenues	$659,778	$624,136	$35,642
Retail center property operating expenses	160,143	149,003	11,140
Interest expense	127,431	128,943	(1,512)
Adjusted net operating income	$372,204	$346,190	$26,014

Hanover Square
Retail center property operating expenses	$—	$23	$(23)

Adjusted net operating loss	$—	$(23)	$23

Lancer Center
Retail center property revenues	$286,483	$337,570	$(51,087)
Retail center property operating expenses	118,751	90,787	27,964
Interest expense	70,651	72,445	(1,794)
Adjusted net operating income	$97,081	$174,338	$(77,257)

Salisbury Marketplace
Retail center property revenues	$234,639	$224,745	$9,894
Retail center property operating expenses	62,379	55,197	7,182
Interest expense	69,820	71,593	(1,773)
Adjusted net operating income	$102,440	$97,955	$4,485

Total Retail Center Properties
Retail center property revenues	$1,567,428	$1,565,896	$1,532
Retail center property operating expenses	464,816	374,016	90,800
Interest expense	366,808	374,151	(7,343)
Adjusted net operating income	$735,804	$817,729	$(81,925)

Retail center property revenues were $1,567,428 for the three months ended September 30, 2025, a $1,532 increase from the three months ended September 30, 2024. Increased revenues from the Franklin Square, which is fully occupied as of September 30, 2025, the Ashley Plaza Property which is 99.0% leased as of September 30, 2025 and the Salisbury Marketplace Property from increased tenant CAM reimbursements, were offset by decreased revenues from continued vacancies at the Lancer Center Property.

Adjusted Net Operating Income from retail center properties was $735,804 for the three months ended September 30, 2025. Adjusted Net Operating Income for the three months ended September 30, 2025 decreased by $81,925 from the three months ended September 30, 2024, due to increased operating expenses offsetting the increased revenues, discussed above.

Decreased Adjusted Net Operating Income from the Ashley Plaza Property was a result of increased retail center property expenses resulting from unplanned repairs, slightly offset by increased revenues and lower interest expense due to loan principal amortization.  Increased Adjusted Net Operating Income from the Franklin Square Property resulted from increased rent revenues due to full occupancy and slightly decreased interest expense, offset by an increase in operating expenses.  Decreased Adjusted Net Operating Income from the Lancer Center Property was a result of reduced revenues due to continued vacancies and increased operating expenses. Slightly increased Adjusted Net Operating Income from the Salisbury Marketplace Property resulted from increased tenant CAM reimbursement revenues, offset by increased retail center operating expenses.

Flex Center Property Revenues and Adjusted Net Operating Income

The following tables present property operating revenues, operating expenses and interest expense for our flex center properties for the three months ended September 30, 2025 and 2024:

	For the three months ended
	September 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Brookfield Center
Flex center property revenues	$223,877	$214,084	$9,793
Flex center property operating expenses	65,712	59,823	5,889
Interest expense	44,039	45,013	(974)
Adjusted net operating income	$114,126	$109,248	$4,878

Greenbrier Business Center
Flex center property revenues	$277,555	$257,025	$20,530
Flex center property operating expenses	63,845	55,167	8,678

Interest expense	57,836	59,306	(1,470)
Adjusted net operating income	$155,874	$142,552	$13,322

Parkway
Flex center property revenues	$209,453	$205,645	$3,808
Flex center property operating expenses	39,939	47,810	(7,871)
Interest expense	61,204	61,200	4
Adjusted net operating income	$108,310	$96,635	$11,675

Total Flex Center Properties
Flex center property revenues	$710,885	$676,754	$34,131
Flex center property operating expenses	169,496	162,800	6,696
Interest expense	163,079	165,519	(2,440)
Adjusted net operating income	$378,310	$348,435	$29,875

Flex center property revenues were $710,885 for the three months ended September 30, 2025, an increase of $34,131 from the three months ended September 30, 2024.  Increased revenues were experienced at all our company’s flex center properties due to strong leasing activity and low vacancy.

Adjusted Net Operating Income from our flex center properties was $378,310 for the three months ended September 30, 2025. Adjusted Net Operating Income for the three months ended September 30, 2025 increased by $29,875 from the three months ended September 30, 2024 due to increased flex center property revenues, and lower interest expense, slightly offset by increased flex center operating expenses.

Increased Adjusted Net Operating Income from the Greenbrier Business Center resulted from increased flex center property revenues due to strong leasing and renewal activity, offset by increased flex center property operating expenses.  Increased Adjusted Net Operating Income from the Brookfield Property resulted from increased flex center property revenues due to a new lease for a previously vacant space, offset by increased flex center operating expenses.  Increased Adjusted Net Operating Income from the Parkway Property resulted from increased flex center property revenues from contractual rent escalations and new leases and decreased operating expenses.

STNL Property Revenues and Adjusted Net Operating Income

The following tables present property operating revenues, operating expenses and interest expense for our STNL center properties for the three months ended September 30, 2025 and 2024:

	For the three months ended
	September 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
East Coast Wings
Single tenant net lease property revenues	$26,632	$26,631	$1
Single tenant net lease property operating expenses	4,043	3,732	311
Adjusted net operating income	$22,589	$22,899	$(310)

T-Mobile
Single tenant net lease property revenues	$29,944	$29,944	$—
Single tenant net lease property operating expenses	5,397	4,456	941
Adjusted net operating income	$24,547	$25,488	$(941)

Citibank
Single tenant net lease property revenues	$37,699	$37,700	$(1)
Adjusted net operating income	$37,699	$37,700	$(1)

Buffalo Wild Wings
Single tenant net lease property revenues	$43,586	$—	$43,586
Adjusted net operating income	$43,586	$—	$43,586

United Rentals
Single tenant net lease property revenues	$51,099	$—	$51,099
Adjusted net operating income	$51,099	$—	$51,099

Tesla Pensacola
Single tenant net lease property revenues	$318,968	$—	$318,968
Single tenant net lease property operating expenses	112,626	—	112,626
Interest expense	219,071	—	219,071
Adjusted net operating loss	$(12,729)	$—	$(12,729)

Total STNL
Single tenant net lease property revenues	$507,928	$94,275	$413,653
Single tenant net lease property operating expenses	122,066	8,188	113,878
Interest expense	219,071	—	219,071
Adjusted net operating income	$166,791	$86,087	$80,704

STNL property revenues were $507,928 for the three months ended September 30, 2025, a $413,653 increase from the three months ended September 30, 2024.  Adjusted Net Operating Income from STNL properties was $166,791 for the three months ended September 30, 2025, an increase of $80,704 over the three months ended September 30, 2024.  STNL property revenues and Adjusted Net Operating Income increased due to the acquisition of the Buffalo Wild Wings Property, the United Rentals Property, but were slightly offset by Adjusted Net Operating Loss from the acquisition of the Tesla Pensacola Property.

Operating Expenses

The following table presents our operating expenses for the three months ended September 30, 2025 and 2024:

	For the three months ended
	September 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Property Operating Expense Reconciliation
Retail center property operating expenses	$464,816	$374,016	$90,800
Flex center property operating expenses	169,496	162,800	6,696
STNL property operating expenses	122,066	8,188	113,878
Total Property Operating Expenses from Consolidated Statements of Operations	$756,378	$545,004	$211,374

Other Operating Expenses
Bad debt expense	$365	$15,423	$(15,058)
Legal, accounting and other professional fees	430,319	261,670	168,649
Corporate general and administrative expenses	268,985	238,189	30,796
Impairment of assets held for sale	120,000	—	120,000
Depreciation and amortization	768,678	973,367	(204,689)
Total Operating Expenses	$2,344,725	$2,033,653	$311,072

Total operating expenses were $2,344,725 for the three months ended September 30, 2025. Total expenses for the three months ended September 30, 2025 increased by $311,072 over the three months ended September 30, 2024, primarily due to increased legal, accounting and other professional fees, corporate general and administrative expenses, and impairment of assets held for sale, offset by decreased bad debt expense and decreased depreciation and amortization expense due to the sale of the Hanover Square Property and the transfer of the Salisbury Marketplace Property and Greenbrier Business Center Property to assets held for sale, at which time our company ceased depreciating these asset groups.

Operating Income

Operating income for the three months ended September 30, 2025 was $441,516, an increase of $138,244 from the operating income of $303,272 for the three months ended September 30, 2024. This increase was primarily a result of increased net operating income from our flex property and STNL property operating segments, offset by decreased net operating income from our retail property operating segment, decreased bad debt expense and depreciation and amortization expense, offset by increased legal, accounting and other professional fees, corporate general and administrative expenses, and loss on impairment of assets held for sale.

Interest Expense

Interest expense was $768,816 and $730,922 for the three months ended September 30, 2025 and 2024, respectively, as follows:

	For the three months ended
	September 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Interest Expense Reconciliation
Retail center property interest expense	$366,808	$374,151	$(7,343)
Flex center property interest expense	163,079	165,519	(2,440)
STNL property interest expense	219,071	—	219,071
Addback: Amortization of capitalized loan issuance costs	20,366	23,766	(3,400)
Addback: Other interest expense	(508)	167,486	(167,994)
Total Interest Expense from Condensed Consolidated Statements of Operations	$768,816	$730,922	$37,894

Total interest expense for the three months ended September 30, 2025 increased by $37,894 over the three months ended September 30, 2024. This increase was primarily a result of new interest expense from the Farmers Line of Credit, offset by decreased interest expense from the redemption of the mandatorily redeemable preferred stock. Other interest expense, above, includes (i) other interest, (ii) preferred dividends on mandatorily redeemable preferred stock and (iii) non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock.  See Note 5 of the accompanying notes to the unaudited condensed consolidated financial statements.

Other Income

During the three months ended September 30, 2025, other income was $180,283, which consisted of $172,931 in insurance proceeds for property damage at our Franklin Square Property, $3,734 in unrealized gain on crypto assets and $3,628 in interest income. This is an increase of $165,459 from other income of $14,824 for the three months ended September 30, 2024, which consisted of interest income.

Other Expense

During the three months ended September 30, 2025, other expense was $19,721 related to the fair value change of the interest rate cap.  This is a decrease of $85,402 from other expense of $105,123 for the three months ended September 30, 2024, which also consisted of the fair value change of the interest rate cap.

Net (Loss) Income

Net loss was $166,738 for the three months ended September 30, 2025, before adjustments for net income attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common stockholders was $395,948.

Net loss for the three months ended September 30, 2025 decreased by $351,211 over the three months ended September 30, 2024, before adjustments for net (loss) income attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common stockholders for the three months ended September 30, 2025 decreased by $131,048 over the three months ended September 30, 2024.

Nine months ended September 30, 2025

Revenues

Revenues for the nine months ended September 30, 2025 and 2024 are as follows:

	For the nine months ended
	September 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Retail center property revenues	$4,673,820	$4,955,305	$(281,485)
Flex center property revenues	2,053,868	2,008,056	45,812
STNL property revenues	845,366	246,359	599,007
Total Revenues	$7,573,054	$7,209,720	$363,334

Total revenue was $7,573,054 for the nine months ended September 30, 2025, an increase of $363,334 from the nine months ended September 30, 2024.  Decreases in retail center property revenues from the sale of the Hanover Square Shopping Center and increased vacancies in the Lancer Center Property, were offset by increases in flex center property revenues from the Parkway and Greenbrier Business Center properties, and STNL property revenues resulting from the acquisition of the Buffalo Wild Wings Property, the United Rentals Property and the Tesla Pensacola Property.

Adjusted Net Operating Income

See above for a detailed description of Adjusted Net Operating Income, which is a non-GAAP financial measure and is not considered a measure of operating results or cash flows from operations under GAAP.

Please see below for the reconciliation of revenue and Adjusted Net Operating Income for each property.

Retail Center Property Revenues and Adjusted Net Operating Income

The following tables present property revenues, operating expenses and interest expense for our retail center properties for the nine months ended September 30, 2025 and 2024:

	For the nine months ended
	September 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Ashley Plaza
Retail center property revenues	$1,131,507	$1,118,078	$13,429
Retail center property operating expenses	310,469	217,813	92,656
Interest expense	295,175	302,936	(7,761)
Adjusted net operating income	$525,863	$597,329	$(71,466)

Franklin Square
Retail center property revenues	$1,979,043	$1,862,587	$116,456
Retail center property operating expenses	467,693	477,987	(10,294)
Interest expense	379,811	384,026	(4,215)
Adjusted net operating income	$1,131,539	$1,000,574	$130,965

Hanover Square
Retail center property revenues	$—	$307,325	$(307,325)
Retail center property operating expenses	—	92,559	(92,559)
Interest expense	—	129,248	(129,248)
Adjusted net operating income	$—	$85,518	$(85,518)

Lancer Center
Retail center property revenues	$867,624	$992,362	$(124,738)
Retail center property operating expenses	333,448	268,056	65,392
Interest expense	210,978	217,076	(6,098)
Adjusted net operating income	$323,198	$507,230	$(184,032)

Salisbury Marketplace
Retail center property revenues	$695,646	$674,953	$20,693
Retail center property operating expenses	190,751	137,423	53,328
Interest expense	208,496	214,522	(6,026)
Adjusted net operating income	$296,399	$323,008	$(26,609)

Total Retail Center Properties
Retail center property revenues	$4,673,820	$4,955,305	$(281,485)
Retail center property operating expenses	1,302,361	1,193,838	108,523
Interest expense	1,094,460	1,247,808	(153,348)
Adjusted net operating income	$2,276,999	$2,513,659	$(236,660)

Retail center property revenues were $4,673,820 for the nine months ended September 30, 2025, a $281,485 decrease from the nine months ended September 30, 2024, primarily due to decreased revenues resulting from the sale of the Hanover Square Shopping Center Property and continuing vacancies in the Lancer Center Property.  These decreased revenues were offset by increased revenues from the Franklin Square Property, which resulted from full occupancy, and the Salisbury Marketplace Property due to new leasing activity.

Adjusted Net Operating Income from retail center properties was $2,276,999 for the nine months ended September 30, 2025. Adjusted Net Operating Income for the nine months ended September 30, 2025 decreased by $236,660 from the nine months ended September 30, 2024, due to the sale of the Hanover Square Property, decreased Adjusted Net Operating Income from the Ashley Plaza

Property, the Salisbury Marketplace Property and the Lancer Center Property, which decreases were slightly offset by increased Adjusted Net Operating Income from the Franklin Square Property.

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

Flex Center Property Revenues and Adjusted Net Operating Income

The following tables present property operating revenues, operating expenses and interest expense for our flex center properties for the nine months ended September 30, 2025 and 2024:

	For the nine months ended
	September 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Brookfield Center
Flex center property revenues	$592,802	$642,467	$(49,665)
Flex center property operating expenses	191,425	180,586	10,839
Interest expense	131,404	134,756	(3,352)
Adjusted net operating income	$269,973	$327,125	$(57,152)

Greenbrier Business Center
Flex center property revenues	$819,209	$761,557	$57,652
Flex center property operating expenses	183,130	171,657	11,473
Interest expense	172,712	177,705	(4,993)
Adjusted net operating income	$463,367	$412,195	$51,172

Parkway
Flex center property revenues	$641,857	$604,032	$37,825
Flex center property operating expenses	170,588	139,343	31,245
Interest expense	190,706	182,996	7,710
Adjusted net operating income	$280,563	$281,693	$(1,130)

Total Flex Center Properties
Flex center property revenues	$2,053,868	$2,008,056	$45,812
Flex center property operating expenses	545,143	491,586	53,557
Interest expense	494,822	495,457	(635)
Adjusted net operating income	$1,013,903	$1,021,013	$(7,110)

Flex center property revenues were $2,053,868 for the nine months ended September 30, 2025, an increase of $45,812 from the nine months ended September 30, 2024.  Increased revenues at the Greenbrier Business Center Property and Parkway Property from increased occupancy were partially offset by decreased revenues from the Brookfield Property due to a vacancy.

Adjusted Net Operating Income from our flex center properties was $1,013,903 for the nine months ended September 30, 2025. Adjusted Net Operating Income for the nine months ended September 30, 2025 decreased by $7,110 from the nine months ended September 30, 2024 due to decreased Adjusted Net Operating Income from the Brookfield Property and Parkway Property, slightly offset by increased Adjusted Net Operating Income from the Greenbrier Business Center Property.

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

STNL Property Revenues and Adjusted Net Operating Income

The following tables present property operating revenues, operating expenses and interest expense for our STNL center properties for the nine months ended September 30, 2025 and 2024:

	For the nine months ended
	September 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
East Coast Wings
Single tenant net lease property revenues	$79,740	$79,744	$(4)
Single tenant net lease property operating expenses	25,601	11,168	14,433
Adjusted net operating income	$54,139	$68,576	$(14,437)

T-Mobile
Single tenant net lease property revenues	$89,836	$89,742	$94
Single tenant net lease property operating expenses	14,448	12,529	1,919
Adjusted net operating income	$75,388	$77,213	$(1,825)

Citibank
Single tenant net lease property revenues	$113,096	$76,873	$36,223
Adjusted net operating income	$113,096	$76,873	$36,223

Buffalo Wild Wings
Single tenant net lease property revenues	$119,880	$—	$119,880
Adjusted net operating income	$119,880	$—	$119,880

United Rentals
Single tenant net lease property revenues	$123,846	$—	$123,846
Adjusted net operating income	$123,846	$—	$123,846

Tesla Pensacola
Single tenant net lease property revenues	$318,968	$—	$318,968
Single tenant net lease property operating expenses	112,626	—	112,626
Interest expense	219,071	—	219,071
Adjusted net operating loss	$(12,729)	$—	$(12,729)

Total STNL
Single tenant net lease property revenues	$845,366	$246,359	$599,007
Single tenant net lease property operating expenses	152,675	23,697	128,978
Interest expense	219,071	—	219,071
Adjusted net operating income	$473,620	$222,662	$250,958

STNL property revenues were $845,366 for the nine months ended September 30, 2025, a $599,007 increase from the nine months ended September 30, 2024.  Adjusted Net Operating Income from STNL properties was $473,620 for the nine months ended September 30, 2025, an  increase of $250,958 from the nine months ended September 30, 2024.  Adjusted Net Operating Income increased due to the acquisition of the Buffalo Wild Wings Property, the United Rentals Property, offset by Adjusted Net Operating Loss from the Tesla Pensacola Property, and owning the Citibank Property for the full nine months ended September 30, 2025.

Operating Expenses

The following table presents our operating expenses for the nine months ended September 30, 2025 and 2024:

	For the nine months ended
	September 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Property Operating Expense Reconciliation
Retail center property operating expenses	$1,302,361	$1,193,838	$108,523
Flex center property operating expenses	545,143	491,586	53,557
STNL property operating expenses	152,675	23,697	128,978
Total Property Operating Expenses from Consolidated Statements of Operations	$2,000,179	$1,709,121	$291,058

Other Operating Expenses
Bad debt expense	$1,686	$37,643	$(35,957)
Share based compensation expenses	397,182	277,500	119,682
Legal, accounting and other professional fees	1,172,673	941,244	231,429
Corporate general and administrative expenses	1,041,918	748,928	292,990
Loss on impairment	67,503	—	67,503
Impairment of assets held for sale	120,000	—	120,000
Depreciation and amortization	2,667,181	2,979,142	(311,961)
Total Operating Expenses	$7,468,322	$6,693,578	$774,744

Total operating expenses were $7,468,322 for the nine months ended September 30, 2025. Total expenses for the nine months ended September 30, 2025, increased by $774,744 over the nine months ended September 30, 2024, primarily due to increased share based compensation, legal, accounting and other professional fees, corporate general and administrative expenses, loss on impairment, and impairment of assets held for sale, slightly offset by decreased bad debt expense, decreased depreciation and amortization expenses due to the sale of the Hanover Square Property and the transfer of the Salisbury Marketplace Property and Greenbrier Business Center Property to assets held for sale, at which time our company ceased depreciating these asset groups.

Operating Income

Operating income for the nine months ended September 30, 2025 was $68,291, a decrease of $3,215,516 from the operating income of $3,283,807 for the nine months ended September 30, 2024. This decrease was primarily a result of the gain on the sale of the Hanover Square Property of $2,819,502 during the nine months ended September 30, 2024, but increased share based compensation, loss on impairment, legal, accounting and other professional fees, and corporate general and administrative expenses, also contributed to the decrease.

Interest Expense

Interest expense was $1,900,672 and $2,331,030 for the nine months ended September 30, 2025 and 2024, respectively, as follows:

	For the nine months ended
	September 30,
	2025	2024	Increase /
	(unaudited)	(unaudited)	(Decrease)
Interest Expense Reconciliation
Retail center property interest expense	$1,094,460	$1,247,808	$(153,348)
Flex center property interest expense	494,822	495,457	(635)
STNL property interest expense	219,071	—	219,071
Addback: Amortization of capitalized loan issuance costs	78,725	71,299	7,426
Addback: Other interest expense	13,594	516,466	(502,872)
Total Interest Expense from Condensed Consolidated Statements of Operations	$1,900,672	$2,331,030	$(430,358)

Total interest expense for the nine months ended September 30, 2025 decreased by $430,358 from the nine months ended September 30, 2024. This decrease was primarily a result of decreased interest from the sale of the Hanover Square Shopping Center Property and the redemption of the mandatorily redeemable preferred stock, offset by new interest expense from the Farmers Line of Credit.  Other interest expense, above, includes (i) other interest, (ii) preferred dividends on mandatorily redeemable preferred stock and (iii) non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock.  See Note 5 of the accompanying notes to the unaudited condensed consolidated financial statements.

Other Income

During the nine months ended September 30, 2025, other income was $314,318, which consisted of $118,529 in lease termination fees, $172,931 in insurance proceeds for property damage at our Franklin Square Property, $3,733 in unrealized gain on crypto assets, and $19,135 in interest income. This is an increase of $273,832 from other income of $40,486 for the nine months ended September 30, 2024, which consisted solely of interest income.

Other Expense

During the nine months ended September 30, 2025, other expense was $68,937 related to the fair value change of the interest rate cap.  This is a decrease of $8,048 from other expense of $76,985 for the nine months ended September 30, 2024, which was related to the fair value change of the interest rate cap.

Net (Loss) Income

Net loss was $1,587,000 for the nine months ended September 30, 2025, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common stockholders was $1,921,433.

Net income for the nine months ended September 30, 2025 decreased by $2,503,278 from the nine months ended September 30, 2024, before adjustments for net (loss) income attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net income attributable to our common stockholders for the nine months ended September 30, 2025 decreased by $2,230,133 over the nine months ended September 30, 2024.

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

The following table reconciles our calculations of FFO, which is a non-GAAP measurement, to net (loss) income, the most directly comparable GAAP financial measure, for the nine months ended September 30, 2025 and 2024:

	For the nine months ended
	September 30,
	2025	2024
	(unaudited)	(unaudited)
Net (loss) income	$(1,587,000)	916,278
Depreciation of tangible real property assets (1)	1,671,297	1,778,550
Depreciation of tenant improvements (2)	470,223	576,807
Amortization of tenant improvement lease incentives (3)	1,236	2,223
Amortization of leasing commissions (4)	161,915	145,172
Amortization of intangible assets (5)	363,746	478,613
Gain on disposal of investment property (6)	—	(2,819,502)
Loss on impairment (7)	67,503	—
Impairment of assets held for sale (8)	120,000	—
Loss on extinguishment of debt (9)	27,066	51,837
Loss on redemption of mandatorily redeemable preferred stock (9)	9,375	—
Funds from operations (FFO)	$1,305,361	$1,129,978
(1)	Depreciation expense for buildings and site improvements.
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

(9)

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

Total AFFO for the nine months ended September 30, 2025 and 2024 was as follows:

	For the nine months ended
	September 30,
	2025	2024
	(unaudited)	(unaudited)
Funds from operations	$1,305,361	$1,129,978
Amortization of above market leases (1)	17,272	35,405
Amortization of below market leases (2)	(137,033)	(228,803)
Straight line rent (3)	(154,537)	(62,487)
Capital expenditures (4)	(1,212,548)	(738,369)
Decrease (increase) in fair value of interest rate cap (5)	68,937	76,985
Unrealized gain on crypto assets (6)	3,733	—
Amortization of loan issuance costs (7)	78,725	71,299
Amortization of preferred stock discount and offering costs (8)	2,404	196,621
Share-based compensation (9)	397,182	277,500
Bad debt expense (10)	1,686	37,643
Adjusted funds from operations (AFFO)	$371,182	$795,772
(1)	Adjustment to FFO resulting from non-cash amortization of intangible assets.
(2)	Adjustment to FFO resulting from non-cash amortization of intangible liabilities.
(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the retail center properties and flex center properties.
(4)

Adjustment to FFO for capital expenditures, including capitalized leasing commissions, tenant improvements, and building and site improvements.  See Investing Activities, above, for detail of capital expenditures.

(5)	Adjustment to FFO resulting from non-cash expenses recognized as a result of decreases in the fair value of the interest rate caps for the Parkway Property.
(6)	Adjustment to FFO resulting from non-cash revenues recognized as a result of increases in the fair value of crypto assets.
(7)	Adjustment to FFO for amortization of non-cash expenses recognized as a result of amortizing loan issuance costs over the terms of the respective mortgages.
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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2025, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer, evaluated, as of September 30, 2025, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our Chief Executive Officer concluded that our internal control over financial reporting, as of September 30, 2025, was effective.

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

Except as set forth below, there have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. The following risk factor represents a material change from the risk factors described in that Form 10-K and should be read in conjunction with the other risk factors disclosed therein.

We are seeking to maximize shareholder value by exploring strategic alternatives. There can be no assurance that we will be successful in executing a strategic transaction.

We are actively considering strategic alternatives in an effort to unlock and maximize stockholder value. We may not be able to identify or consummate a suitable transaction and do not currently have any commitments relating to any transactions. We may not be able to successfully implement a strategic transaction we pursue, and even if we determine to pursue one or more strategic transactions, we may be unable to do so on acceptable financial terms and any such transaction may not improve the market price of our common stock. Pursuing a strategic opportunity is subject to risks, including those outlined herein, and if we are unsuccessful in consummating a strategic transaction, our business could be materially adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

In March 2024, our Board approved the adoption of a share repurchase program (the “Repurchase Program”) through a Rule 10b5-1 plan, under which we were authorized to repurchase up to 35,265 shares of our Common Stock at or below a price of $12.00 per share.  The Repurchase Program expired on May 15, 2025.  Accordingly, there was no share repurchase activity during the quarterly period ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

EXHIBIT INDEX

Exhibit Number	Description
10.1	Third Amendment to Credit Agreement, dated as of April 28, 2025.†
10.2

Loan Agreement, dated as of July 18, 2025, by and between MDRR XXV Depositor 1, LLC and Farmers and Merchants Bank of Long Beach (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2025).

10.3

Continuing Guaranty, dated as of July 18, 2025, by Medalist Diversified REIT, Inc. in favor of Farmers and Merchant Bank of Long Beach (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 18, 2025).

10.4

Continuing Guaranty, dated as of July 18, 2025, by Medalist Diversified Holdings, LP in favor of Farmers and Merchant Bank of Long Beach (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 18, 2025).

10.5

Exchange Agreement, dated as of August 8, 2025, by and among Medalist Diversified REIT, Inc., Medalist Diversified Holdings, LP and Francis P. Kavanaugh Purchase and Sale Agreement, dated as of August 8, 2025, by and between Salisbury SC LLC and MDR Salisbury, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2025).

10.6

Purchase and Sale Agreement, dated as of August 8, 2025, by and between Salisbury SC LLC and MDR Salisbury, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 11, 2025).

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

MEDALIST DIVERSIFIED REIT, INC.

Date: November 6, 2025	By:	/s/ Francis P. Kavanaugh
Francis P. Kavanaugh
President and Chief Executive Officer
Date: November 6, 2025	By:	/s/ C. Brent Winn, Jr.
C. Brent Winn, Jr.
Chief Financial Officer