Form 10-K
period 2025-12-31
Medalist Diversified REIT, Inc.
filed 2026-03-02
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file no: 001-38719

MEDALIST DIVERSIFIED, INC.

Maryland	47-5201540
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

P.O. Box 8436

Richmond, VA 23226

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (804) 338-7708

Medalist Diversified REIT, Inc.

(Former name or former address, if changed since last report.)

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

As of June 30, 2025 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $6,923,881, based on the closing sales price of $10.44 per share as reported on the Nasdaq Capital Market.

The number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding at March 2, 2026 was 1,428,500.

Documents Incorporated by Reference

Portions of the registrant’s Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders (to be filed with the Securities and Exchange Commission no later than 120 days after the end of the registrant’s fiscal year end) are incorporated by reference in this Annual Report on Form 10-K in response to Part II, Item 5 and Part III, Items 10, 11, 12, 13 and 14.

Medalist Diversified, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2025

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The U.S. Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements. This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements that we intend to be covered by the safe harbor provisions of the 1995 Act. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases, including references to strategy, plans or intentions,  to identify forward-looking statements in this Annual Report.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the competitive environment in which we operate;
●	local, regional, national and international economic and geopolitical conditions;
●	our ability to pivot our investment strategy and reposition our portfolio;
●	capital expenditures;
●	the availability, terms and deployment of capital;
●	financing risks;
●	inflation;
●	the general level of interest rates;
●	changes in our business or strategy;
●	fluctuations in interest rates and increased operating costs;
●	our incurrence of impairment charges;
●	the degree and nature of our competition;
●	our dependence upon our key personnel;
●	defaults on or non-renewal of leases by tenants;
●	decreased rental rates or increased vacancy rates;
●	our ability to make distributions on shares of our common stock;
●	difficulties in identifying properties to acquire and completing acquisitions;
●	our ability to operate as a public company;

●	potential natural disasters such as hurricanes;
●	the impact of epidemics, pandemics, or other outbreaks of illness, disease or virus;
●	whether revoking our real estate investment trust, or REIT, election, effective January 1, 2026, and our revised strategy can be implemented in a manner that provides the expected benefits;
●	our ability to have met and maintained our qualification as a REIT for U.S. federal income tax purposes for the years we elected REIT status;
●	our ability to maintain an active trading market for our common stock on The Nasdaq Capital Market (“Nasdaq”) and maintain continued listing on Nasdaq and the likelihood that a delisting of our common stock from Nasdaq could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock;
●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;
●	potential disruption to or compromise of our information technology networks or data, or those of third parties upon which we rely; and
●	related industry developments, including trends affecting our business, financial condition and results of operations.

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

PART I

ITEM 1.BUSINESS

As used in this Annual Report, unless the context otherwise requires, references to “we,” “our,” “us,” and “our company” refer to Medalist Diversified, Inc., a Maryland corporation, together with our consolidated subsidiaries, including Medalist Diversified Holdings, LP, a Delaware limited partnership of which we are the sole general partner, except where it is clear from the context that the term only means Medalist Diversified, Inc.

Overview

Medalist Diversified, Inc. was formed in 2015 as a Maryland corporation, to acquire, reposition, renovate, lease and manage income-producing properties.  We own our investment properties and other investments through our operating partnership, Medalist Diversified Holdings, L.P., a Delaware limited partnership (the “Operating Partnership”) which was formed on September 29, 2015.  Medalist Diversified, Inc. serves as the general partner of Medalist Diversified Holdings, LP.  Beginning with our taxable year ended December 31, 2017, through our taxable year ended December 31, 2025, we elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes, and we believe that we operated in a manner qualifying us as a REIT for those taxable years.  We revoked our REIT election effective January 1, 2026.  On March 2, 2026, we changed our name from Medalist Diversified REIT, Inc. to Medalist Diversified, Inc. in connection with our revocation of our REIT status.

During 2025, we initiated a DST sponsorship platform to raise capital, through our Operating Partnership, through private placement offerings exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), by selling beneficial interests (the “DST Interests”) in specific DSTs holding real properties (the “DST Program”).   On July 18, 2025, we closed on the acquisition of a Tesla sales, service and delivery facility consisting of a 45,461 square foot, single story building on 3.498 acres of land located at 312 E. 9 Mile Road, Pensacola, Florida (the “Tesla Pensacola Property”) from an unrelated party.  On November 7, 2025, we completed the contribution of the Tesla Pensacola Property to MDRR XXV DST 1 (“XXV DST”), a wholly-owned subsidiary of our company.  Following the contribution, we initiated efforts to sell the DST Interests in the XXV DST which, as of March 2, 2026, are ongoing.

Our Strategy

During 2025, we initiated a strategic repositioning. Effective January 1, 2026, we revoked our REIT status and are transitioning our primary focus to build our DST Program to generate fee income and increase assets under management. We continue to evaluate direct and indirect real estate investments that support our DST Program, including opportunities within our existing portfolio, which may include selective dispositions of properties from our legacy portfolio to generate capital for our DST Program.

Our efforts to scale our DST Program will be focused on identifying real estate investments suitable for DST vehicles that offer competitive, risk-adjusted returns.  We plan to focus on net lease assets with nationally recognized tenants or those with investment grade credit ratings, in larger metropolitan areas experiencing high levels of growth in the southeast, mountain states, and California.  Industry focuses will include, but not be limited to, retail, medical, and single tenant industrial and warehouse uses.

We may also pursue, in an opportunistic manner, non-real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, indirect investments in real property, such as those that may be obtained in a joint venture, and ownership of crypto assets, other equity investments, including marketable securities, short-duration U.S. treasuries, and other investment-grade marketable securities.

Our Board of Directors (the “Board”) and management believe that our company’s current focus on unlocking its potential value and increasing assets under management and fee income through our DST Program provides an attractive balance of risk and returns and aligns with a measured approach to raising growth capital.  We may revise these investment strategies without the approval of our stockholders.

There is, however, no assurance that our company’s strategy, including unlocking its potential value, achieving its objectives related to the DST Program, or its other investment strategies, will be successful.

Management

We are managed internally as directed by the Board.  Our stockholders are not involved in our day-to-day affairs.

Our principal address is Post Office Box 8436, Richmond, Virginia 23226.

Our Portfolio

As of December 31, 2025, we owned ten investment properties comprised of three retail properties, three flex/industrial properties and four STNL properties, including the Tesla Pensacola Property, which we beneficially own through the XXV DST.  We own 100% of the interests in our real estate investments, except for one flex/industrial property of which we own an 82% tenant in common interest in the property.  We intend to sell 100% of the beneficial interests in the XXV DST.  For further information on our real estate investments and our tenant base, see “Item 2-Properties.”  In addition, as of December 31, 2025, we owned crypto assets consisting of 3.36 bitcoin.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have real estate investments.  As of December 31, 2025, we had three reportable segments, consisting of retail center properties, flex center properties and STNL properties.

Competition

We are subject to significant competition in seeking real estate investments for our DST Program and for other potential non-real estate investments.  We compete with many third parties engaged in real estate investment activities including REITs, DST sponsors, specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, lenders, hedge funds, governmental bodies and other entities. We also face competition from other real estate investment programs and DST sponsors for potential investors in our DST offerings. Many of our competitors have substantially greater financial and other resources than we have and may have substantially more operating and DST sponsorship experience than us.  They also may enjoy significant competitive advantages that result from, among other things, a lower cost of capital.

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

Staffing

We do not have any employees and our President and Chief Executive Officer, Chief Financial Officer and non-executive staff are employed by Gunston Consulting, LLC (the “Consultant”) under a staffing agreement dated November 13, 2023 (the “Staffing Agreement”).  Our properties are managed by third party property management companies with whom we contract.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website at www.sec.gov, or downloaded from our website at www.medalistdiv.com, as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC. Access to these filings is free of charge.

ITEM 1A.RISK FACTORS

Summary Risk Factors

The following is a summary of the principal risks that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face and is qualified in its entirety by reference to the more detailed descriptions included in Part I, Item 1A “Risk Factors”. This summary should be read together with those more detailed descriptions, along with our other SEC filings before making an investment decision.

Risks Related to our Strategic Transition and Termination of our REIT Status

●	We may not successfully execute our strategic repositioning.
●	We are seeking to maximize stockholder value by exploring strategic alternatives. There can be no assurance that we will be successful in executing a strategic transaction.
●	Our efforts to dispose of certain of our legacy real estate assets is subject to factors beyond our control.
●	Our obligations to pay income taxes may increase beginning in 2026, which will result in a reduction to our earnings, and could have negative consequences to us.
●	We may fail to realize the anticipated benefits of revoking our REIT election and becoming a taxable corporation effective January 1, 2026, or those benefits may take longer to realize than expected, if at all, or may not offset the costs of revoking our REIT election and becoming a taxable corporation.
●	Our strategic transition could impact market perception of our publicly traded common stock.

Risks Related to our Capital Allocation and Investment Strategy

●	We may be unable to execute our strategic framework, which contemplates the potential acquisition of assets that we believe may enhance stockholder value.
●	We may experience market risk associated with our treasury and investment portfolio.
●	You will not have the opportunity to evaluate our investments before we make them.
●	Our investments will include marketable securities which are subject to market, interest and credit risk that may reduce its value. Our future growth will depend upon our ability to raise additional capital and make investments consistent with our investment goals in a competitive environment.
●	Our investments will include marketable securities which are subject to market, interest and credit risk that may reduce its value.

Risks Related to our Delaware Statutory Trust (DST) Program

●	The DST Program could subject us to liabilities from litigation or otherwise.
●	DST Properties may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such DST Properties for other purposes such as paying down debt, distributions or additional investments.

Risks Related to the Real Estate Industry and Real Estate Held in our Legacy Portfolio and through our DST Program

●	Real estate investments are not as liquid as other types of assets, which may reduce economic returns to our stockholders.
●	Investments in real estate-related assets can be speculative.
●	We expect to lease a significant portion of our real estate to middle-market businesses, which may be more susceptible to adverse market conditions.
●	We may be adversely affected by unfavorable economic changes in the specific geographic areas where our real estate investments are concentrated.
●	We may not be able to re-lease or renew leases at the real estate investments held by us on terms favorable to us or at all.
●	Some of our leases are below-market, have long terms, or have unfavorable below-market renewal options, all of which may limit our ability to increase rental revenues and increase the value of our properties.
●	Net leases may require us to pay property-related expenses that are not the obligations of our tenants.
●	Restrictions in a tenants in common agreement related to the Parkway Property may adversely impact our investment in that property.

Risks Associated with Debt Financing

●	We have used and may continue to use mortgage and other debt financing to acquire properties or interests in properties, either for our own portfolio or for our DST Program offerings, and otherwise incur other indebtedness, which increases our expenses, may limit our financial flexibility in the future, and could subject us to the risk of losing properties in foreclosure if our cash flow is insufficient to make loan payments.
●	The use of debt may limit our financial flexibility in the future.
●	The use of leverage to make real estate investments exposes our investment to additional risk.
●	High levels of debt or increases in interest rates could increase the amount of our loan payments, which could reduce returns on our DST Program offerings, fee income from our DST Program, and the cash available for distribution to stockholders.

Risks Related to our REIT Status Through December 31, 2025

●	Our obligations to pay income taxes may increase beginning in 2026, which will result in a reduction to our earnings, and could have negative consequences to us.
●	We may fail to realize the anticipated benefits of revoking our REIT election and becoming a taxable C Corporation effective January 1, 2026, or those benefits may take longer to realize than expected, if at all, or may not offset the costs of revoking our REIT election and becoming a taxable C Corporation.
●	If we failed to remain qualified as a REIT for those years we elected REIT status, we would be subject to higher taxes and have reduced cash available for stockholders.
●	Our revocation of our REIT election will change the tax treatment of our dividends.
●	The prohibited transactions tax may subject us to tax on our gain from sales of property during those years we elected REIT status.
●	We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.
●	If our Operating Partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT for those years that we elected REIT status and suffer other adverse consequences.

Risks Related to our Operations and Internal Controls

●	We are dependent on information systems and third parties, and systems failures, including as a result of cybersecurity threats, could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to make distributions to our stockholders.
●	If we are unable to maintain effective internal control over financial reporting in the future, our ability to produce accurate financial statements could be impaired, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.

Risks Related to our Financial Condition

●	We have experienced losses in the past, and we may experience similar losses in the future.
●	We do not have guaranteed cash flow.

Risks Related to our Public Company Status and the Ownership of our Common Stock

●	The market price of our common stock may be volatile, which could result in substantial losses for investors who purchase our shares; and the volatility in the stock prices of other companies may contribute to volatility in our stock price.
●	An increase in market interest rates may have an adverse effect on the market price of our common stock and our ability to make distributions to its stockholders.
●	We may not be able to satisfy listing requirements of the Nasdaq Capital Market to maintain a listing of our common stock.

Risks Related to our Organization and Structure

●	Our charter permits our Board to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
●	We may change our investment strategy and operational policies without stockholder consent.

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

Risks Related to our Strategic Transition and Termination of our REIT Status

We may not successfully execute our strategic repositioning.

We are in the process of repositioning our business from a traditional equity REIT model toward our DST Program and a more capital allocation–focused structure, which includes monetizing certain legacy real estate assets, developing fee-based business lines, managing an investment portfolio, and evaluating potential strategic transactions. The successful execution of this repositioning depends on a number of factors, many of which are outside of our control, including market conditions, access to capital, regulatory considerations, and the availability of attractive investment opportunities.

Our repositioning strategy may require significant management attention and operational focus, and we may encounter unforeseen challenges, delays, or costs in implementing our plans. There can be no assurance that our strategic initiatives will generate anticipated returns, enhance stockholder value, or improve our financial performance. If we are unable to successfully execute our repositioning strategy, our business, financial condition, results of operations, and the market price of our common stock could be adversely affected.

We are seeking to maximize stockholder value by exploring strategic alternatives. There can be no assurance that we will be successful in executing a strategic transaction.

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

Our ability to dispose of certain of our legacy real estate assets on favorable terms is subject to real estate market conditions, capital markets availability, buyer demand, interest rate levels, and other factors beyond our control.

As part of our strategic repositioning, we intend to continue monetizing certain legacy real estate assets. Our ability to dispose of these properties on favorable terms is subject to real estate market conditions, capital markets availability, buyer demand, interest rate levels, and other factors beyond our control.

We may be unable to sell properties at or above their carrying values, which could result in impairment charges or realized losses. In addition, the timing of dispositions may be delayed due to market conditions or transaction complexities, which could reduce our ability to redeploy capital in a timely manner. During the disposition process, properties may experience leasing challenges, increased operating costs, or deferred capital expenditures, which could adversely affect their value.

Furthermore, as properties are sold, we will reduce or eliminate the recurring rental income associated with those assets. If we are unable to replace that income with earnings from treasury investments, fee-based activities, or other strategic initiatives on a timely basis, our revenues and cash flows may decline during the transition period.

We intend to remain a publicly traded company following our strategic transition, which requires us to continue to incur substantial general and administrative expenses

We intend to remain a publicly traded company following our strategic transition, which requires us to continue to incur substantial general and administrative expenses, including costs associated with SEC reporting, internal controls, audit and legal fees, NASDAQ listing requirements, director and officer insurance, and other governance-related expenses.

As we monetize real estate assets and reposition our business, our recurring rental revenues may decline before new income streams from treasury investments, fee-based businesses, or strategic transactions are fully developed. During this transition period, our fixed public company costs may represent a higher percentage of revenue, which could result in operating losses or reduced profitability. If we are unable to align our cost structure with our evolving revenue base, our financial condition and results of operations could be adversely affected.

Our obligations to pay income taxes may increase beginning in 2026, which will result in a reduction to our earnings, and could have negative consequences to us.

We revoked our REIT election and become a taxable corporation effective January 1, 2026, which will result in a higher provision for federal and state income taxes, which could impair our ability to satisfy our financial obligations and negatively impact the price of our securities.  Further, federal and state income tax rates could increase in the future, exacerbating these risks.  We can provide no assurance that federal or state income tax rates will not increase in the future.

We may fail to realize the anticipated benefits of revoking our REIT election and becoming a taxable corporation effective January 1, 2026, or those benefits may take longer to realize than expected, if at all, or may not offset the costs of revoking our REIT election and becoming a taxable corporation.

We believe that revoking our REIT election and becoming a taxable corporation will, among other things, provide us with greater flexibility to invest in non-real estate assets, have concentrated ownership, and use our free cash flows as we will no longer be required to operate under the REIT rules.  However, we may not find non-real estate assets worth investing in or the amount of our free cash flows may not meet our expectations, which may reduce, or eliminate, the anticipated benefits of the transition from a REIT to a taxable corporation.  Our failure to achieve the anticipated benefits of the transition from a REIT to a taxable corporation at all, or in a timely manner, or a failure of any benefits realized to offset its costs, could negatively affect our business, financial condition, results of operations or the market price of our common stock.

Our revocation of our REIT election will change the tax treatment of our dividends.

Distributions by a REIT are generally taxable to stockholders as ordinary income (subject to certain deductions available to non-corporate taxpayers), whereas distributions by a C-corporation are generally treated as dividends taxable at applicable qualified dividend rates to the extent of current or accumulated earnings and profits. In addition, we will become subject to corporate-level federal and state income taxes on our taxable income, which may reduce the amount of cash available for reinvestment or distribution.

The change in tax status may affect the after-tax return profile of an investment in our common stock for certain stockholders, including those that previously invested in us specifically for REIT-related tax characteristics. The transition may also result in taxable events to stockholders depending on their individual circumstances. Any such changes could influence investor demand for our shares and affect the trading price of our common stock. Stockholders should consult their own tax advisors regarding the consequences of the revocation of our REIT election.

We may not be able to fully utilize our NOL and NCL carryforwards, which could adversely affect our results of operations.

We record an asset for the future tax benefits from unused U.S. federal and state net operating losses (“NOLs”) and net capital losses (“NCLs”). Federal and state taxing bodies often place limitations on NOL and NCL carryforward benefits. As a result, we may not be able to utilize our NOLs or NCLs.

In general, under Sections 382 and 383 of the Code, a corporation that undergoes an ownership change is subject to limitations on its ability to utilize its pre-change NOLs and NCLs to offset future taxable income and net capital gain income. An “ownership change” occurs if 5% shareholders increase their collective ownership of the aggregate amount of the outstanding shares of our company by more than 50 percentage points looking back over the relevant testing period. The determination of whether an ownership change has occurred or will occur is complicated and depends on changes in percentage stock ownership among shareholders. Based on our knowledge of our stock ownership, we do not believe that an ownership change has occurred since our losses were generated. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Sections 382 and 383 of the Code. As a result, no assurance can be provided as to whether an ownership change has occurred or will occur in the future.

In addition, there is also a risk that a future statutory or regulatory changes could limit our ability to offset future income tax liabilities with NOLs or NCLs. For these reasons, we may not be able to utilize a material portion of our NOLs and NCLs, which could potentially result in increased future tax liabilities to us and could adversely affect our results of operations.

Preserving the ability to use our NOLs and NCLs may cause us to forgo otherwise attractive opportunities.

Limitations imposed by Sections 382 and 383 of the Internal Revenue Code may discourage us from, among other things, repurchasing our stock or issuing additional stock to raise capital or to acquire businesses or assets. Accordingly, our desire to preserve our NOLs and NCLs may cause us to forgo otherwise attractive opportunities.

Our strategic transition could impact market perception of our publicly traded stock.

Our transition from an equity REIT to a DST Program and capital allocation–focused public company represents a significant shift in our business model and investment profile. Investors may have difficulty evaluating our company during this transition period, particularly as we monetize legacy real estate assets, deploy capital into treasury and other short-duration investments, develop fee-based businesses such as our DST platform, and evaluate potential strategic transactions. Our financial results during this period may be less predictable and may not be comparable to our historical operating results as a REIT.

In addition, certain investors that focus on REITs or income-oriented investments may choose to reduce or eliminate their holdings following our revocation of REIT status. Changes in our stockholder base, uncertainty regarding the timing and execution of our strategic initiatives, or differing views regarding our long-term capital allocation strategy could result in increased volatility in the trading price of our common stock. If the market does not perceive our strategic transition as value-enhancing, our stock price and access to capital could be adversely affected.

Risks Related to our Capital Allocation and Investment Strategy

We may be unable to execute our strategic framework, which contemplates the potential acquisition of operating businesses, investment platforms, or other assets that we believe may enhance stockholder value.

The success of our acquisition strategy that contemplates the potential acquisition of operating businesses or other assets depends on our ability to identify suitable targets, negotiate favorable terms, complete transactions efficiently, and integrate acquired operations effectively.

We may be unable to identify attractive acquisition opportunities, particularly in competitive markets. If we do pursue acquisitions, we may face risks of overpaying for assets, misjudging growth prospects, underestimating liabilities, or failing to realize anticipated synergies or returns. Acquisitions may also require the issuance of equity or the use of cash resources, which could dilute existing stockholders or reduce our liquidity.

In addition, we may seek to enter industries or business lines outside of our historical real estate operating experience. Expansion into new sectors may expose us to unfamiliar regulatory environments, operational risks, competitive dynamics, and market cycles. We may lack the expertise necessary to manage such businesses effectively, which could result in underperformance or losses.

Integration of acquired businesses may require substantial management attention and may involve the consolidation of systems, controls, personnel, and corporate cultures. If we are unable to successfully integrate acquired operations or if anticipated benefits do not materialize, our business, financial condition, and results of operations could be adversely affected.

We may experience market risk associated with our treasury and investment portfolio.

As part of our strategic repositioning, we may allocate a portion of our capital to U.S. Treasury securities, short-duration fixed-income instruments, and other investment-grade securities in order to preserve liquidity and generate income. These investments are subject to market risks, including interest rate risk, reinvestment risk, and market value fluctuations.

Although short-duration securities are generally less sensitive to interest rate changes than longer-term instruments, increases in interest rates may reduce the market value of our fixed-income holdings. Conversely, if interest rates decline, the income generated from maturing securities may be reinvested at lower yields, which could reduce future interest income. In addition, credit spread movements and changes in overall market conditions may affect the market value and liquidity of investment-grade securities.

Fluctuations in the fair value of our investment portfolio could impact our reported financial results, particularly if such investments are classified as available-for-sale or otherwise marked to market. While we intend to manage our investment portfolio conservatively, there can be no assurance that our treasury strategy will achieve its intended objectives or protect us from market volatility.

We may not be able to deploy our cash balances effectively, and holding significant cash reserves may adversely affect our financial performance and stockholder returns.

During our strategic transition, we may hold significant amounts of cash, cash equivalents, or short-term investments while evaluating strategic opportunities. While this approach is intended to preserve flexibility and maintain balance sheet strength, it may reduce our overall returns if suitable acquisition or investment opportunities are not identified or executed in a timely manner.

Holding substantial liquid assets may result in lower yields compared to alternative investments, particularly in periods of declining interest rates. In addition, a conservative capital posture may create opportunity costs if market conditions present attractive investment opportunities that we are unable or unwilling to pursue. If we are unable to deploy capital in a manner that generates returns exceeding our cost of capital and operating expenses, our financial performance and stockholder returns may be adversely affected.

Our success is dependent on our ability to make investments consistent with our investment goals.

We cannot provide prospective investors with any specific information as to the types, identification, location, operating histories, lease terms or other relevant economic and financial data regarding any investments that we may make in the future. Our success is dependent on our ability to make investments consistent with our investment goals, and a failure to do so is likely to materially and adversely affect returns to our stockholders.

You will not have the opportunity to evaluate our investments before we make them.

Our investment strategies are broad and unrestrictive.  Our Board has absolute discretion in implementing these policies and strategies, subject to the restrictions on investment objectives and policies set forth in our articles of incorporation. Because you cannot evaluate our investments, an investment in our common stock may entail more risk than other types of companies. This additional risk may hinder your ability to achieve your own personal investment objectives related to portfolio diversification, risk-adjusted investment returns and other objectives.

Our future growth will depend upon our ability to raise additional capital and make investments in a competitive environment.

Our future growth will depend, in large part, upon our ability to raise additional capital and make investments that generate a return that is higher than our cost of capital. In order to grow we need to continue to sell non-core properties and acquire and finance properties suitable for our DST Program. We face significant competition with respect to our acquisition of assets from many other companies, including other REITs, insurance companies, private investment funds, hedge funds, specialty finance companies and other investors. Some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Some of our competitors may have greater financial and operational resources, larger customer bases, and more established relationships with their customers and suppliers than we do. The competitive pressures we face, if not effectively managed, may have a material adverse effect on our business, financial condition, liquidity and results of operations.

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

Our investments will include marketable securities which are subject to market, interest and credit risk that may reduce its value.

Our new strategy includes holding investments in marketable securities. These investments could consist of U.S. treasuries and other equity and debt instruments. We currently do not use derivative financial instruments to adjust our investment portfolio risk or income profile. These investments, as well as any cash deposited in bank accounts, are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by unusual events, such as the COVID-19 pandemic and the U.S. debt ceiling crisis, which affected various sectors of the financial markets and led to global credit and liquidity issues. If the global credit market experiences volatility or deteriorates, our investment portfolio may be impacted and some or all of our investments may experience other-than-temporary impairment, which could adversely impact our operating results and position.

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

We plan to continue to operate our business so that we are not required to register as an investment company under the Investment Company Act.

We have not and do not intend to register as an investment company under the Investment Company Act. Our new investment strategy  could result in changes that would require us register as an investment company under the Investment Company Act, and we would have to comply with substantial regulation under the Investment Company Act which could restrict the manner in which we operate and finance our business and could materially and adversely affect our business operations and results.

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

We are presently a comparatively small company with a modest number of investments, resulting in an investment portfolio that lacks diversity. While we intend to endeavor to grow and diversify our portfolio and sources of income through our DST Program, additional investments and real estate acquisitions, we may never reach a significant size to achieve true portfolio diversity.

Lack of diversification in number of investments increases our dependence on individual investments.

If we acquire other property interests for either our DST Program or as a general investment that are similarly large in relation to our overall size, our portfolio could become even more concentrated, increasing the risk of loss to stockholders if a default or other problem arises. Alternatively, property sales may reduce the aggregate amount of our property investment portfolio in value or number. As a result, our portfolio could become concentrated in larger assets, thereby reducing the benefits of diversification by geography, property type, tenancy or other measures.

Risks Related to our Delaware Statutory Trust (DST) Program

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

Under the DST Program, certain of our existing real properties and real properties acquired from third parties may be placed into DSTs, the DST Interests of which will be sold to investors.  Due to tax-related restrictions on a DST’s leasing activities, unless a DST Property is long-term absolute net leased to a credit tenant, we, through a wholly owned subsidiary, will hold a long-term leasehold interest in each DST Property under a master lease, which may be guaranteed by our Operating Partnership. Under each master lease, we, through such subsidiary or applicable master tenant, will be responsible for subleasing the applicable DST Property to occupying tenants until the earlier of the expiration of the master lease or our Operating Partnership’s exercise of the FMV Option, as defined below, which means that we bear the risk that the underlying cash flows from a DST Property may be less than the master lease payments. Therefore, even though we will no longer own such applicable DST Property, because of the fixed terms of the master lease, which may be guaranteed by our Operating Partnership, negative operating performance by a DST Property could affect cash available for distributions to our stockholders and would likely have an adverse effect on our results of operations.

DST Properties may be less liquid than other assets, which could impair our ability to utilize cash proceeds from sales of such DST Properties for other purposes such as paying down debt, distributions or additional investments.

We may later reacquire DST Properties through our Operating Partnership’s exercise of a contractual right to acquire a DST Property from the DST at its fair market value (the “FMV Option”). In such cases, the investors who elect to receive units in our Operating Partnership (such units, the “OP Units”) pursuant to the FMV Option and become limited partners inour Operating Partnership will generally still be tied to the applicable DST Property in terms of basis and built-in-gain. As a result, if a DST Property is subsequently sold, unless we effectuate a like-kind exchange under Section 1031 of the Code, then tax will be triggered on the investors’ built-in-gain. Any replacement property acquired in connection with a 1031 exchange will similarly be tied to such investors with similar considerations if such replacement property ever is sold. We also may enter into tax protection agreements with investors who elect to receive OP Units in connection with the exercise of a FMV Option pursuant to which we will agree to indemnify such investors from their tax liabilities generated from a taxable disposition of a DST Property during a protected period of time.  As a result of these factors, placing real properties into the DST Program may limit our ability to access liquidity from such real properties or replacement properties through sale without triggering taxes due to the built-in-gain tied to investors in the DST Program. Such reduced liquidity could impair our ability to utilize cash proceeds from sales for other purposes such as paying down debt, paying distributions, funding repurchases or making additional investments.

If we cannot obtain additional capital, our ability to make acquisitions for our DST Program will be limited. We are subject to risks associated with debt and capital stock issuances and private placements of interests in our DST offerings, and such issuances may have consequences to holders of shares of our common stock.

Our ability to make acquisitions for our DST Program will depend, in large part, upon our ability to raise additional capital. If we were to raise additional capital through the issuance of equity securities, we could dilute the interests of holders of shares of our common stock. Our Board may authorize the issuance of classes or series of preferred stock which may have rights that could dilute, or otherwise adversely affect, the interest of holders of shares our common stock.

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

The market for real estate investments for our DST Program is highly competitive.

Identifying attractive real estate investment opportunities for our DST Program is difficult and involves a high degree of uncertainty. Furthermore, the historical performance of a particular property or market is not a guarantee or prediction of the property’s or market’s future performance. There can be no assurance that we will be able to locate suitable acquisition opportunities or achieve our investment goals and objectives.

Because of the recent growth in demand for real estate investments, there may be increased competition among investors to invest in the same asset classes as our company. This competition may lead to an increase in the investment prices or otherwise less favorable investment terms. If this situation occurs with a particular  real estate investment, our return on that real estate investment is likely to be less than the return it could have achieved if it had invested at a time of less investor competition for the real estate investment. For this and other reasons, we are under no restrictions concerning the timing of real estate investments.

Competition for investors in Delaware Statutory Trust offerings may adversely affect our DST sponsorship business.

Our DST sponsorship platform depends on our ability to attract investors seeking to complete Section 1031 like-kind exchanges and allocate capital to Delaware Statutory Trust offerings. We operate in a competitive market that includes other DST sponsors, real estate syndicators, private equity firms, real estate investment platforms, and alternative investment sponsors, many of which have greater financial resources, longer operating histories, broader distribution networks, and more established relationships with broker-dealers and registered investment advisors.

Competition for 1031 exchange capital may increase during periods of heightened transaction activity and may intensify if capital markets conditions or tax considerations make DST structures more attractive to investors. Competing sponsors may offer properties perceived as higher quality, provide more favorable fee structures, or maintain stronger distribution relationships. In addition, broker-dealers and other intermediaries may prioritize sponsors with whom they have established track records or economic arrangements.

If we are unable to differentiate our offerings, maintain strong relationships with distribution partners, or provide competitive risk-adjusted returns, we may experience reduced capital raising success, lower fee income, or increased marketing and structuring costs. Increased competition could also pressure sponsor fees or require more investor-friendly terms, which could adversely affect the profitability and growth of our DST business.

Risks Related to the Real Estate Industry and Real Estate Held in our Legacy Portfolio and through our DST Program

Real estate investments are subject to risks particular to real property.

Real estate investments are subject to risks particular to real property.  These risks could impact our legacy portfolio, properties owned through our DST Program and our ability to sell interests in our DST offerings, and include:

·	adverse changes in national and local economic and market conditions, including the credit and securitization markets;
·	changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of compliance with laws and regulations, fiscal policies and ordinances;
·	takings by condemnation or eminent domain;
·	real estate conditions, such as an oversupply of or a reduction in demand for real estate space in the area;

·	the perceptions of tenants and prospective tenants of the convenience, attractiveness and safety of our properties;
·	competition from comparable properties;
·	the occupancy rate of our properties;
·	the ability to collect all rent from tenants on a timely basis;
·	the effects of any bankruptcies or insolvencies of major tenants;
·	the expense of re-leasing space;
·	changes in interest rates and in the availability, cost and terms of mortgage funding;
·	the impact of present or future environmental legislation and compliance with environmental laws;
·	acts of war or terrorism, including the consequences of terrorist attacks;
·	acts of God, including earthquakes, floods and other natural disasters, which may result in uninsured losses; and
·	cost of compliance with the Americans with Disabilities Act.

If any of these or similar events occur, it may reduce the return from an affected property or investment, negatively impact our ability to sell interests in the DST that holds such a real estate investment, and reduce or eliminate our ability to make distributions to stockholders.

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

We expect to primarily invest in properties as sole owner. However, we may, in our sole discretion, invest as a joint venture partner or co-investor in a real estate investment. In such event, we generally anticipate owning a controlling interest in the joint venture or co-investment vehicle. However, our joint venture partner or co-investor may have a consent or similar right with respect to certain major decisions with respect to a real estate investment, including a refinancing, sale or other disposition. Additionally, we may rely on our joint venture partner or co-investor to act as the property manager or developer, and, thus, our returns will be subject to the performance of our joint venture partner or co-investor. While we do not intend for these types of real estate investments to be a primary focus of our company, we may make such real estate investments in our sole discretion.

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

Adverse economic conditions may negatively affect our results of operations and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our real estate investments.

Our operating results may be adversely affected by market and economic challenges, which may negatively affect our returns and profitability and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our real estate investments. These market and economic challenges include, but are not limited to, the following:

·

any future downturn in the U.S. economy and the related reduction in spending, reduced home prices and high unemployment could result in tenant defaults under leases, vacancies at our office, industrial, retail or multifamily properties, and concessions or reduced rental rates under new leases due to reduced demand;

·

the rate of household formation or population growth in our target markets or a continued or exacerbated economic slow-down experienced by the local economies where our properties are located or by the real estate industry generally may result in changes in supply of or demand for apartment units in our target markets; and

·

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

We may be adversely affected by unfavorable economic changes in the specific geographic areas where our real estate investments are concentrated.

Adverse conditions (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) in the areas where our real estate investments are located and/or concentrated, and local real estate conditions (such as oversupply of, or reduced demand for, office, industrial, retail or multifamily properties) may have an adverse effect on the value of our real estate investments. A material decline in the demand or the ability of tenants to pay rent for office, industrial or retail space in these geographic areas may result in a material decline in our cash available for distribution to our stockholders.

We may not be able to re-lease or renew leases at the real estate investments held by us on terms favorable to us or at all.

We are subject to risks that upon expiration or earlier termination of the leases for space located at our real estate investments the space may not be re-leased or, if re-leased, the terms of the renewal or re-leasing (including the costs of required renovations or concessions to tenants) may be less favorable than current lease terms. Any of these situations may result in extended periods where there is a significant decline in revenues or no revenues generated by a real estate investment. If we are unable to re-lease or renew leases for all or substantially all of the spaces at these real estate investments, if the rental rates upon such renewal or re-leasing are significantly lower than expected, if our reserves for these purposes prove inadequate, or if we are required to make significant renovations or concessions to tenants as part of the renewal or re-leasing process, we will experience a reduction in net income and may be required to reduce or eliminate distributions to our stockholders.

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

Lease defaults or terminations or landlord-tenant disputes may adversely reduce our income from  leased properties.

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

We could be adversely affected by various facts and events related to our real estate investments over which we have limited or no control.

We could be adversely affected by various facts and events over which we have limited or no control, such as (i) oversupply of space and changes in market rental rates; (ii) economic or physical decline of the areas where the real estate investments are located; and (iii) deterioration of the physical condition of our real estate investments. Negative market conditions or adverse events affecting our existing or potential tenants, or the industries in which they operate, could have an adverse impact on our ability to attract new tenants, re-lease space, collect rent or renew leases, any of which could adversely affect our financial condition.

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

An uninsured loss or a loss that exceeds the policies on our real estate investments could subject us to lost capital or revenue on those properties.

Under the terms and conditions of the leases expected to be in force on our real estate investments, tenants are generally expected to be required to indemnify and hold us harmless from liabilities resulting from injury to persons, air, water, land or property, on or off the premises, due to activities conducted on the real estate investments, except for claims arising from the negligence or intentional misconduct of us or our agents. Additionally, tenants are generally expected to be required, at the tenants’ expense, to obtain and keep in full force during the term of the lease, liability and property damage insurance policies. Insurance policies for property damage are generally expected to be in amounts not less than the full replacement cost of the improvements less slab, foundations, supports and other customarily excluded improvements and insure against all perils of fire, extended coverage, vandalism, malicious mischief and special extended perils (“all risk,” as that term is used in the insurance industry). Insurance policies are generally expected to be obtained by the tenant providing general liability coverage in varying amounts depending on the facts and circumstances surrounding the tenant and the industry in which it operates. These policies may include liability coverage for bodily injury and property damage arising out of the ownership, use, occupancy or maintenance of the properties and all of their appurtenant areas. To the extent that losses are uninsured or underinsured, we could be subject to lost capital and revenue on those real estate investments.

Acquired real estate investments may not meet projected occupancy.

If the tenants in a real estate investment do not renew or extend their leases or if tenants terminate their leases, the operating results of the real estate investment could be substantially and adversely affected by the loss of revenue and possible increase in operating expenses not reimbursed by the tenants. There can be no assurance that the real estate investments will be substantially occupied at projected rents. We will anticipate a minimum occupancy rate for each Investment, but there can be no assurance that the real estate investments will maintain the minimum occupancy rate or meet our anticipated lease-up schedule. In addition, lease-up of the unoccupied space may be achievable only at rental rates less than those we anticipate.

We could be exposed to environmental liabilities with respect to real estate investments to which we take title.

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

Federal, state and local laws impose liability on a landowner for releases or the otherwise improper presence on the premises of hazardous substances. This liability is without regard to fault for, or knowledge of, the presence of such substances. A landowner may be held liable for hazardous materials brought onto the property before it acquired title and for hazardous materials that are not discovered until after it sells the property. Similar liability may occur under applicable state law. If any hazardous materials are found within a real estate investment that are in violation of law at any time, we may be liable for all cleanup costs, fines, penalties and other costs. This potential liability will continue after we sell the real estate investment and may apply to hazardous materials present within the real estate investment before we acquired such real estate investment. If losses arise from hazardous substance contamination which cannot be recovered from a responsible party, the financial viability of that property may be substantially affected. It is possible that we will acquire a real estate investment with known or unknown environmental problems which may adversely affect us.

Properties may contain mold.

Mold contamination has been linked to a number of health problems, resulting in recent litigation by tenants seeking various remedies, including damages and ability to terminate their leases. Originally occurring in residential property, mold claims have recently begun to appear in commercial properties as well. Several insurance companies have reported a substantial increase in mold-related claims, causing a growing concern that real estate owners might be subject to increasing lawsuits regarding mold contamination. No assurance can be given that a mold condition will not exist at one or more of our real estate investments, with the risk of substantial damages, legal fees and possibly loss of tenants. It is unclear whether such mold claims would be covered by the customary insurance policies to be obtained for us.

Significant restrictions on transfer and encumbrance of real estate investments are expected.

The terms of any debt financing for a real estate investment are expected to prohibit the transfer or further encumbrance of that real estate investment or any interest in that real estate investment except with the lender’s prior consent, which consent each lender is expected to be able to withhold. The relative illiquidity of the real estate investments may prevent or substantially impair our ability to dispose of a real estate investment at times when it may be otherwise advantageous for us to do so. If we were forced to immediately liquidate some or all of our real estate investments, the proceeds are likely to result in a significant loss, if such a liquidation is possible at all.

We may be subject to the risk of liability and casualty loss as the owner of a real estate investment.

It is expected that we will maintain or cause to be maintained insurance against certain liabilities and other losses for a real estate investment, but the insurance obtained may not cover all amounts or types of loss. There is no assurance that any liability that may occur will be insured or that, if insured, the insurance proceeds will be sufficient to cover the loss. There are certain categories of loss that may be or may become uninsurable or not economically insurable, such as earthquakes, floods and hazardous waste.

Further, if losses arise from hazardous substance contamination that cannot be recovered from a responsible party, the financial viability of the affected real estate investment may be substantially impaired. It is likely that lenders will require a Phase I environmental site assessment to determine the existence of hazardous materials and other environmental problems prior to making a Loan secured by a real estate investment. However, a Phase I environmental site assessment generally does not involve invasive testing but instead is limited to a physical walk through or inspection of a real estate investment and a review of governmental records. It is possible that we will acquire a real estate investment with known or unknown environmental problems that may adversely affect our real estate investments.

Restrictions in a tenant in common agreement related to the Parkway Property may adversely impact our investment in that property.

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

Risks Associated with Debt Financing

We have used and may continue to use mortgage and other debt financing to acquire properties or interests in properties, either for our own portfolio or for our DST Program offerings, and otherwise incur other indebtedness, which increases our expenses, may limit our financial flexibility in the future, and could subject us to the risk of losing properties in foreclosure if our cash flow is insufficient to make loan payments.

We may acquire real properties and other real estate-related investments, including entity acquisitions, by assuming either existing financing secured by the asset or by borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our assets to obtain funds to acquire additional investments or to pay distributions to our stockholders.

There is no limit on the amount we may invest in any single property or other asset or on the amount we can borrow to purchase any individual property or other investment. If we mortgage a property and have insufficient cash flow to service the debt, we risk an event of default which may result in our lenders foreclosing on the properties securing the mortgage.

If we cannot repay or refinance loans incurred to purchase our properties or interests therein, then we may lose our interests in the properties secured by the loans we are unable to repay or refinance.

The use of debt may limit our financial flexibility in the future.

Our use of leverage is pursuant to loan agreements with various financial institutions. These loan agreements contain financial covenants that restrict our operations. These financial covenants, as well as any future financial covenants we may enter into through further loan agreements, could inhibit our financial flexibility in the future and prevent distributions to stockholders.

The use of leverage to make real estate investments exposes our investment to additional risk.

As a result of the use of leverage, a decrease in revenues of a leveraged real estate investment may materially and adversely affect that real estate investment’s cash flow and, in turn, our ability to make distributions. No assurance can be given that future cash flow of a particular real estate investment will be sufficient to make the debt service payments on any borrowed funds for that real estate investment and also cover operating expenses. If the real estate investment’s revenues are insufficient to pay debt service and operating expenses, we would be required to use net income from other real estate investments, working capital or reserves, or seek additional funds. There can be no assurance that additional funds will be available, if needed, or, if such funds are available, that they will be available on terms acceptable to us.

Leveraging a real estate investment allows a lender to foreclose on that real estate investment.

Lenders to a real estate investment, even non-recourse lenders, are expected in all instances to retain the right to foreclose on that real estate investment if there is a default in the loan terms. If this were to occur, we would likely lose our entire investment in that Investment.

High levels of debt or increases in interest rates could increase the amount of our loan payments, which could reduce returns on our DST Program offerings, fee income from our DST Program, and the cash available for distribution to stockholders.

Our policies do not limit us from incurring debt. For purposes of calculating our leverage, we assume full consolidation of all of our real estate investments, whether or not they would be consolidated under GAAP, include assets we have classified as held for sale, and include any joint venture level indebtedness in our total indebtedness.

High debt levels will cause us to incur higher interest charges, resulting in higher debt service payments, and may be accompanied by restrictive covenants. Interest we pay reduces returns to investors in our DST Program offerings, making such offerings less competitive with other investment opportunities and, in turn, cash available for distribution to stockholders. Additionally, with respect to our variable rate debt, increases in interest rates increase our interest costs, which reduces our cash flow and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments and could result in a loss. In addition, if we are unable to service our debt payments, our lenders may foreclose on our interests in the real property that secures the loans we have entered into.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash distributions we can make.

Our ability to acquire properties or to make capital improvements to or remodel properties may depend on our ability to obtain debt or equity financing from third parties or the sellers of properties. If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise capital by issuing more stock or borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to you.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. These or other limitations may limit our flexibility and prevent us from achieving our operating plans.

Failure to maintain certain financial thresholds could trigger cash management controls and adversely affect our liquidity.

Our property-level mortgage loans may contain provisions requiring our Company to maintain minimum financial thresholds, and failure to satisfy these requirements may constitute a “Trigger Event” under the applicable loan documents. Upon the occurrence of a Trigger Event, the lender may require the establishment of a cash management account into which all rents and other property revenues are deposited and subject to lender control until the Trigger Event is cured, which could restrict our access to cash flow from the property, reduce our operating flexibility, and adversely affect our liquidity. If the underlying condition is not timely remedied, the lender may exercise additional rights and remedies, including the potential declaration of an event of default, which could result in foreclosure or other adverse consequences that could materially affect our financial condition and results of operations.

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

Lenders may be able to recover against our other real estate investments under our mortgage loans.

In financing our acquisitions, we will seek to obtain secured nonrecourse loans. However, only recourse financing may be available, in which event, in addition to the real estate investment securing the loan, the lender would have the ability to look to our other assets for satisfaction of the debt if the proceeds from the sale or other disposition of the real estate investment securing the loan are insufficient to fully repay it. Also, in order to facilitate the sale of a real estate investment, we may allow the buyer to purchase the real estate investment subject to an existing loan whereby we remain responsible for the debt.

If we are required to make payments under any “bad boy” carve-out guaranties that we may provide in connection with certain mortgages and related loans, our business and financial results could be materially adversely affected.

In obtaining certain nonrecourse loans, including for loans encumbered by properties held through our DST Program, we may provide standard carve-out guaranties. These guaranties are only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guaranties). Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim were made against us under a “bad boy” carve-out guaranty following foreclosure on mortgages or related loan, and such claim were successful, our business and financial results could be materially adversely affected.

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

Interest rates might increase, which may impact our borrowing activities.

As of December 31, 2025, the interest-rate environment remains elevated and uncertain. The Federal Reserve has signaled a higher-for-longer stance to continue addressing inflation, and policy guidance suggests higher rates could persist longer than pre-pandemic norms. This environment increases the cost of debt financing for the Company, affecting property acquisitions, developments, and refinancing of maturing debt. Higher borrowing costs may constrain growth and the pace of new investments for our DST Program. Elevations in cap rates in many markets can pressure asset valuations and, by extension, net asset value (NAV) calculations. Ongoing rate volatility may impact investor sentiment and capital flows, influencing access to capital and overall market confidence in the Company.  The ongoing interest rate uncertainty may affect investor sentiment towards the Company and its DST Program, potentially leading to difficulties attracting capital to our DST Program offerings, and capital outflows as investors seek alternative investment opportunities with better risk-adjusted returns.

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

We may use floating rate, interest-only or short-term loans to acquire real estate investments.

We have the right, in our sole discretion, to negotiate any debt financing, including obtaining (i) interest-only, (ii) floating rate and/or (iii) short-term loans to acquire real estate investments. If we obtain floating rate loans, the interest rate would not be fixed but would float with an established index (probably at higher interest rates in the future). No principal would be repaid on interest-only loans. Finally, we would be required to refinance short-term loans at the end of a relatively short period. No assurance can be given that we would be able to refinance with fixed-rate permanent loans in the future, on favorable terms or at all, to refinance the short-term loans. In addition, no assurance can be given that the terms of such future loans to refinance the short-term loans would be favorable to our company.

Lenders may have approval rights with respect to an encumbered real estate investment.

A lender to a real estate investment will likely have numerous other rights, which may include the right to approve any change in the property manager for a particular real estate investment.

Availability of financing and market conditions will affect the success of our company.

Market fluctuations in real estate financing may affect the availability and cost of funds needed in the future for real estate investments. In addition, credit availability has been restricted in the past and may become restricted again in the future. Restrictions upon the availability of real estate financing or high interest rates for real estate loans could adversely affect real estate investments and our ability to execute our investment goals.

Risks Related to our REIT Status Through December 31, 2025

If we failed to remain qualified as a REIT for those years we elected REIT status, we would be subject to higher taxes and have reduced cash available for stockholders.

We elected to be taxed as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 2017 through our taxable year ended December 31 2025. We believe that we have operated in a manner qualifying us as a REIT for such taxable years. However, we cannot assure you that we successfully qualified as a REIT for such taxable years.

If we failed to qualify as a REIT in any such taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

·	we would not be able to deduct dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates; and
·	we could be subject to possible increased state and local taxes.

As a result of all these factors, our failure to have qualified as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common stock.

The prohibited transactions tax may subject us to tax on our gain from sales of property during those years we elected REIT status.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we believe we acquired and held all of our assets as investments and not for sale to customers in the ordinary course of business, the IRS may assert that we are subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property that we made in a year that we elected REIT status. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, not all of our prior property dispositions qualified for the safe harbor or we cannot guarantee that we have avoided owning property that may be characterized as held primarily for sale to customers in the ordinary course of business.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our common stock.

At any time, the U.S. federal income tax laws governing corporations or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations.

Additionally, our properties are generally subject to real property and personal property taxes. These taxes may increase as tax rates change and as the properties are assessed or reassessed by taxing authorities. Any increase in property taxes on our properties could have a material adverse effect on our revenues and results of operations.

If our Operating Partnership failed to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT for those years that we elected REIT status and suffer other adverse consequences.

We believe that our Operating Partnership will be treated as a partnership for federal income tax purposes. As a partnership, our Operating Partnership will not be subject to federal income tax on its income. Instead, each of its partners, including us, will be allocated, and may be required to pay tax with respect to, its share of our Operating Partnership’s income. We cannot assure you, however, that the IRS will not challenge the status of our Operating Partnership or any other subsidiary partnership in which we own an interest as a partnership for federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership or any such other subsidiary partnership as an entity taxable as a corporation for federal income tax purposes, we would fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, we would likely fail to qualify as a REIT for those taxable years where we elected to be taxed as a REIT. Also, the failure of our Operating Partnership or any subsidiary partnerships to qualify as a partnership could cause it to become subject to federal and state corporate income tax, which would reduce significantly the amount of cash available for debt service and for distribution to its partners, including us.

Risks Related to our Organization, Operations and Internal Controls

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

As of December 31, 2025, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. Attacks are increasingly sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Accordingly, risks related to a cybersecurity event, including litigation and enforcement risks, are elevated due to the dynamic nature and sophistication and frequency of these threats. For further information on our cybersecurity, see “Item 1C-Cybersecurity.”

If we are unable to maintain effective internal control over financial reporting in the future, our ability to produce accurate financial statements could be impaired, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.

We are subject to the information and reporting requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and file periodic reports (Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K), proxy statements and other information with the Securities and Exchange Commission. As a publicly reporting company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. We are also required to establish and maintain effective disclosure controls. In addition, we are required to furnish a report by management on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

Maryland law may limit the ability of a third party to acquire control of us.

The Maryland General Corporation Law (the “MGCL”) provides protection for Maryland corporations against unsolicited takeovers by limiting, among other things, the duties of the directors in unsolicited takeover situations. The duties of directors of Maryland corporations do not require them to:

●	accept, recommend or respond to any proposal by a person seeking to acquire control of the corporation;

●	authorize the corporation to redeem any rights under, or modify or render inapplicable, any stockholder rights plan;

●	make a determination under the Maryland Business Combination Act; or

●	act or fail to act solely because of the effect the act or failure to act may have on an acquisition or potential acquisition of control of the corporation or the amount or type of consideration that may be offered or paid to the stockholders in an acquisition.

Moreover, under the MGCL, the act of a director of a Maryland corporation relating to or affecting an acquisition or potential acquisition of control is not subject to any higher duty or greater scrutiny than is applied to any other act of a director. The MGCL also contains a statutory presumption that an act of a director of a Maryland corporation satisfies the applicable standards of conduct for directors under the MGCL.

The MGCL also provides that unless exempted, certain Maryland corporations may not engage in business combinations, including mergers, dispositions of 10% or more of its assets, certain issuances of shares of stock and other specified transactions, with an “interested stockholder” or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder became an interested stockholder, and thereafter unless specified criteria are met. An interested stockholder is generally a person owning or controlling, directly or indirectly, 10% or more of the voting power of the outstanding stock of the Maryland corporation, unless the stock had been obtained in a transaction approved by its board of directors. These and other provisions of the MGCL could have the effect of delaying, deferring or preventing a proxy contest, tender offer, merger or other change in control, which may have a material adverse effect on our business, financial condition and results of operations.

We may utilize artificial intelligence, which could expose us to liability and affect our business.

We use, or may in the future use, artificial intelligence, generative artificial intelligence, machine learning and similar tools and technologies (collectively, “AI”) in connection with our business. The use of AI is still a relatively new and emerging technology, and the introduction and incorporation of AI may exposes us to additional risks, such as damage to our reputation, competitive position, and business, legal and regulatory risks and additional costs. For example, AI algorithms and machine learning methods may contain flaws, raising ethical and legal concerns, such as unintentional bias in credit decisions. Additionally, the complexity and fast-paced evolution of AI present significant challenges, especially as we compete with other companies in this space. We may not always succeed in identifying or resolving problems before they emerge. AI-related challenges, including potential government regulations, flaws, or other deficiencies, could further complicate our efforts and adversely affect our business.

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

Risks Related to our Financial Condition

We have experienced losses in the past, and we may experience similar losses in the future.

From inception of our company through December 31, 2025, we had a cumulative net loss of $32,389,118. Our losses can be attributed, in part, to our initial start-up costs, our high corporate general and administrative expenses relative to the size of our portfolio, impairment of assets held for sale, and management restructuring expenses. In addition, acquisition costs, depreciation and amortization expenses and impairment losses substantially reduced our income. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

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

The availability and timing of cash distributions is uncertain.

Our Board will determine the amount and timing of any distributions. In making such determinations, our directors will consider all relevant factors, including the amount of cash available for distribution, capital expenditures, general operational requirements and applicable law.

We intend over time to make regular quarterly distributions to holders of shares of our common stock. However, we bear all expenses incurred by our operations, and the funds generated by operations, after deducting these expenses, may not be sufficient to cover desired levels of distributions to stockholders. In addition, our Board, in its discretion, may retain any portion of such cash for working capital. We cannot predict the amount of distributions we may make, maintain or increase over time.

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

We do not have guaranteed cash flow.

There can be no assurance that cash flow or profits will be generated by our real estate investments. If our real estate investments do not generate the anticipated amount of cash flow, we may not be able to pay the anticipated distributions to our stockholders without making such distributions from reserves.

Risks Related to our Public Company Status and Ownership of our Common Stock

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

Our common stock has experienced price and volume fluctuations and may continue to experience volatility in the future. You may not be able to sell your shares quickly or at the latest market price if trading in our stock is not active or the volume is low. Some of the factors that may cause the market price of our common stock to fluctuate include:

·	regulatory or legal developments;
·	the recruitment or departure of key personnel;
·	the level of expenses related to our business or to comply with changing laws, including in relation to environmental laws;
·	actual or anticipated changes in estimates as to financial results or recommendations by securities analysts;
·	announcement or expectation of additional financing efforts;
·	sales of our common stock by us, our insiders, or other stockholders;
·	variations in our financial results or those of companies that are perceived to be similar to us;
·	changes in estimates or recommendations by securities analysts, if any, that cover our stock; and
·	general economic, industry, and market conditions.

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

As a public company, we incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Capital Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel devote a substantial amount of time to comply with these requirements. Moreover, new rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that any new rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our Board. We cannot predict or estimate the amount of additional costs we may incur as a public company in the future or the timing of such costs.

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

Risks Related to our Organization and Structure

Our charter permits our Board to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our Board may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Our Board could also authorize the issuance of up to 250,000,000 shares of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

We may change our investment strategy and operational policies without stockholder consent.

We may change our investment and operational policies, including our policies with respect to investments, acquisitions, growth, operations, indebtedness, capitalization and distributions, at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the types of investments described in this filing. A change in our investment strategy may increase our exposure to interest rate risk, default risk and real estate market fluctuations, all of which could adversely affect our ability to make distributions.  For example, our charter provided our Board the ability to authorize us to revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determined that it was no longer in our best interests to qualify as a REIT. Our Board made that determination and revoked our election to be taxed as a REIT, effective January 1, 2026, without any notice or consent from our stockholders. These (and similar) changes could materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our stockholders. Any such change may increase our exposure to the risks described herein or expose us to new risks that are not currently contemplated.

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

Our Operating Partnership may issue additional OP Units to third parties without the consent of our stockholders, which would reduce our ownership percentage in our Operating Partnership and would have a dilutive effect on the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders.

As of the date of this Annual Report on Form 10-K, we are the sole general partner of our Operating Partnership and own, directly or through subsidiaries, approximately 63.8% of the outstanding OP Units. We may, in connection with our acquisition of properties or otherwise, cause our operating partnership to issue additional OP Units to third parties. Such issuances would reduce our ownership percentage in our Operating Partnership and affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our stockholders. Because our stockholders will not directly own any interest in our Operating Partnership, our stockholders will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of OP Units, which may impede business decisions that could benefit our stockholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to our company under Maryland law in connection with their management of our company. At the same time, we, as the general partner of Operating Partnership, have fiduciary duties and obligations to our operating partnership and its limited partners under Delaware law and the partnership agreement of our Operating Partnership in connection with the management of our Operating Partnership. Our fiduciary duties and obligations as the general partner of our Operating Partnership may come into conflict with the duties of our directors and officers to our company.

The partnership agreement provides that, in the event of a conflict between the interests of our Operating Partnership or any partner, on the one hand, and the separate interests of our company or our stockholders, on the other hand, we, in our capacity as the general partner of our Operating Partnership, are under no obligation not to give priority to the separate interests of our company or our stockholders, and that any action or failure to act on our part or on the part of our directors that gives priority to the separate interests of our company or our stockholders that does not result in a violation of the contract rights of the limited partners of our Operating Partnership under its partnership agreement does not violate the duty of loyalty that we, in our capacity as the general partner of our Operating Partnership, owe to the Operating Partnership and its partners.

Additionally, the partnership agreement provides that we will not be liable to our Operating Partnership or any partner for monetary damages for losses sustained, liabilities incurred or benefits not derived by our Operating Partnership or any limited partner, if we acted in good faith.

Risks Related to Macroeconomic and Market Factors

Actual and perceived changes in U.S. trade policies, including changes to existing trade agreements and heightened global trade tensions may have a material adverse effect on our business, results of operations and financial condition.

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

As of December 31, 2025, we are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. Attacks are increasingly sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. Accordingly, risks related to a cybersecurity event, including litigation and enforcement risks, are elevated due to the dynamic nature and sophistication and frequency of these threats.

Governance

The Board holds oversight responsibility over our strategy and risk management, including material risks related to cybersecurity threats. This oversight is executed directly by the Board through management.  Our management, represented by our Chief Financial Officer, Brent Winn, leads our cybersecurity risk assessment and management processes and oversees their implementation and maintenance. Mr. Winn is an experienced compliance and risk management professional and has served as Chief Financial Officer since 2020. Mr. Winn currently oversees key functions for our company’s accounting, finance, and treasury strategies, including risk management. In addition, Mr. Winn leads our cybersecurity risk oversight and the development and enhancement of internal controls designed to prevent, detect, address, and mitigate the risk of cyber incidents. Our management will report any material cybersecurity incidents to our Board.

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

ITEM 2.PROPERTIES

For the year ended December 31, 2025, we established operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have real estate investments. As of December 31, 2025, we had the following reportable segments: (i) retail center properties, consisting of the Franklin Square Property, the Ashley Plaza Property~~,~~ and the Lancer Center Property; (ii) flex center properties, consisting of the Brookfield Center Property, the Greenbrier Business Center Property and an undivided 82% tenant in common interest in the Parkway Property; and (iii) STNL properties, consisting of the Citibank Property, the East Coast Wings Property, the T-Mobile Property, and the Tesla Pensacola Property.

Name	Type	Description
Ashley Plaza Property	Retail

156,012 square foot retail property located at 201–221 North Berkeley Boulevard in Goldsboro, North Carolina 27534, built in 1977 and fully renovated in 2018, that is 99% leased as of December 31, 2025, and is anchored by Hobby Lobby, Harbor Freight, Ashley Home Store and Planet Fitness.

Franklin Square Property	Retail

134,239 square foot retail property located at 3940 East Franklin Boulevard in Gastonia, North Carolina 28056, on 10.293 acres, built in 2006 and 2007, that is 98.7% leased as of December 31, 2025 and anchored by Ashley Furniture and Altitude.

Lancer Center Property	Retail

181,590 square foot retail property located at 1256 Highway 9 Bypass West, Lancaster, South Carolina, 29270, built in 1987 and substantially renovated in 2013, that is 61.5% leased as of December 31, 2025, and is anchored by Citi Trends and Big Lots.

Brookfield Center Property	Flex

64,880 square foot flex-industrial property located at 48 Brookfield Center Drive, Greenville, South Carolina 29607, built in 2007, that is 100% leased as of December 31, 2025, and is anchored by Gravitopia Trampoline Park, S&ME, Inc., and ATS Kids.

Greenbrier Business Center Property	Flex

89,280 square foot flex-industrial property located at 1244 Executive Boulevard, Chesapeake, Virginia, 23320, built in 1987 that is 97.9% leased as of December 31, 2025 and is anchored by Bridge Church, TK Elevator and Mechanical Source Solutions.

Parkway Property	Flex

64,109 square foot, two building flex-industrial property located at 2697 International Parkway, Virginia Beach, Virginia 23452, built in 1984 that is 97.3% leased as of December 31, 2025 and is anchored by GBRS Group and First Onsite.

Citibank Property	Single Tenant Net Lease

4,350 square foot retail bank property located at 3535 N. Central Avenue, Chicago, Illinois 60634, built in 1954 and renovated in 1995, that is 100% leased as of December 31, 2025 and is occupied by Citibank.

East Coast Wings Property	Single Tenant Net Lease

5,000 square foot restaurant property located in Goldsboro, North Carolina, built in 1977 that is 100% leased as of December 31, 2025, formerly reported as part of the Ashley Plaza Property, that is occupied by East Coast Wings.

T-Mobile Property	Single Tenant Net Lease

3,000 square foot retail property located in Goldsboro, North Carolina, built in 1977 that is 100% leased as of December 31, 2025, formerly reported as part of the Ashley Plaza Property, that is occupied by T-Mobile.

Tesla Pensacola Property	Single Tenant Net Lease

45,461 square foot sales, service and distribution property located in Pensacola, Florida, built in 1986 and substantially renovated in 2025, that is 100% leased as of December 31, 2025 and is occupied by Tesla.

Ashley Plaza Property

On August 30, 2019, we purchased from RCG-Goldsboro, LLC, a Georgia limited liability company and unaffiliated seller, Ashley Plaza, a 156,012 square foot retail property located at 201–221 North Berkeley Boulevard in Goldsboro, North Carolina 27534, or the Ashley Plaza Property, for $15,200,000. The Ashley Plaza Property was built in 1977, fully renovated in 2018, was 99% leased as of December 31, 2025, and is anchored by Hobby Lobby, Harbor Freight, Ashley Home Store and Planet Fitness.

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

As of December 31, 2025, tenants occupying 10% or more of the rentable square footage included:

			Percentage
			of
		Leased	Rentable
		Square	Square	2025	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Ashley Home Store	Retail	17,920	11.5%	$169,344	8/31/2028	8/31/2033 8/31/2038 8/31/2043 8/31/2048
Harbor Freight Tools	Retail	21,416	13.7%	$159,840	2/28/2034	2/28/2039
Hobby Lobby	Retail	50,000	32.0%	$259,375	3/31/2029	3/31/2034 3/31/2039 3/31/2044
Planet Fitness	Fitness	20,131	12.9%	$181,179	4/30/2030	4/30/2033 4/30/2038

Occupancy data for the five preceding years (as of December 31) was as follows:

	2025	2024	2023	2022	2021
Occupancy Rate	99.0%	100.0%	98.0%	100.0%	100.0%

Average effective annual rent per square foot for the five preceding years was as follows:

	2025	2024	2023	2022	2021
Average Effective Annual Rent Per Square Foot (1)	$8.55	$7.90	$7.94	$7.73	$7.08
(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements.

Lease expirations in the next 10 years are as follows:

	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035
Leases Expiring	1	1	3	1	3	1	1	1	1	—

Square Footage	—	1,400	35,870	50,000	24,131	6,564	3,656	11,400	21,416	—

Annual Rent (1)	$1,200	$40,575	$348,827	$262,500	$246,179	$122,747	$42,333	$147,675	$167,832	$—

Percentage of Aggregate Annual Rent (2)	0.1%	3.0%	26.1%	19.7%	18.5%	9.2%	3.2%	11.1%	12.6%	—%
(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2025 rent.

Franklin Square Property

On April 28, 2017, we purchased from Medalist Fund I, LLC, a Virginia limited liability company, which was managed by our former manager, the Franklin Square Property through a wholly-owned subsidiary. The purchase price for the Franklin Square Property was $20,500,000 paid through a combination of cash and assumed, secured debt, or the Original Franklin Square Loan. Our total investment, including acquisition and closing costs, escrows and lease reserves was approximately $22,054,071. The Franklin Square Property, built in 2006 and 2007, was 98.7% leased as of December 31, 2025, is anchored by Ashley Furniture, and Altitude Trampoline Park, and is located in Gastonia, North Carolina.

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

As of December 31, 2025, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2025	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Ashley Furniture	Retail	34,682	25.8%	$277,456	12/31/2030	12/31/2035
Altitude Trampoline Park	Entertainment	30,000	22.3%	300,000	7/31/2029	7/31/2034 7/31/2039 7/31/2044

Occupancy data for the five preceding years (as of December 31) was as follows:

	2025	2024	2023	2022	2021
Occupancy Rate	98.7%	100.0%	98.6%	93.2%	81.2%

Average effective annual rent per square foot for the five preceding years was as follows:

	2025	2024	2023	2022	2021
Average Effective Annual Rent Per Square Foot (1)	$14.67	$14.71	$13.27	$12.09	$11.72
(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements or rent deferrals.

Lease expirations in the next 10 years are as follows:

	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035
Leases Expiring	2	3	2	5	4	—	3	1	—	1

Square Footage	4,260	10,381	5,823	39,564	42,696	—	17,004	5,295	—	4,525

Annual Rent (1)	$100,506	$272,945	$150,692	$546,014	$503,515	$—	$312,920	$87,368	$—	$125,931

Percentage of Aggregate Annual Rent (2)	5.1%	13.9%	7.6%	27.7%	25.6%	—%	15.9%	4.4%	—%	6.4%
(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2025 rent.

Lancer Center Property

On May 14, 2021, we purchased from BVC Lancer, LLC, a South Carolina limited liability company and unaffiliated seller, Lancer Center, a 181,590 square foot retail property located at 1256 SC-9 By Pass West, Lancaster, South Carolina, 29720, or the Lancer Center Property, for $10,100,000 exclusive of closing costs and a $200,000 credit to us for major repairs. The Lancer Center Property was built in 1987, was 61.5% leased as of December 31, 2025, and is anchored by Big Lots and Citi Trends.

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

As of December 31, 2025, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2025	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Big Lots	Retail	28,527	15.6%	$128,334	2/28/2034	2/28/2039 2/28/2044
Citi Trends	Retail	17,360	11.9%	92,008	1/31/2031	1/31/2036 1/31/2041

Occupancy data for the five preceding years (as of December 31) was as follows:

	2025	2024	2023	2022	2021
Occupancy Rate	61.5%	80.2%	100.0%	100.0%	100.0%

Average effective annual rent per square foot for the five preceding years was as follows:

	2025	2024	2023	2022	2021
Average Effective Annual Rent Per Square Foot (1)	$5.70	$5.96	$5.84	$5.61	$5.52
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

Lease expirations in the next 10 years are as follows:

	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035
Leases Expiring	4	3	3	2	2	2	—	—	2	—

Square Footage	8,440	4,700	16,580	10,329	4,600	23,660	—	—	43,305	—

Annual Rent (1)	$93,984	$76,573	$117,776	$115,406	$89,330	$198,464	$—	$—	$254,714	$—

Percentage of Aggregate Annual Rent (2)	9.1%	7.4%	11.4%	11.1%	8.6%	19.2%	—%	—%	24.6%	—%
(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.

(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2025 rent.

Brookfield Center Property

On October 3, 2019, we purchased from Appian-Brookfield South 48, LLC, a South Carolina limited liability company and unaffiliated seller, Brookfield Center, a 64,880 square foot flex-industrial property located at 48 Brookfield Center Drive, Greenville, South Carolina 29607, or the Brookfield Center Property, for $6,700,000. The Brookfield Center Property was built in 2007, was 100% leased as of December 31, 2025, and is anchored by the Gravitopia Trampoline Park, S&ME, Inc., and ATS Kids.

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

As of December 31, 2025, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2025	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
ATS Kids	Therapy	9,000	13.9%	$154,980	9/30/2032	None
S&ME	Engineering	8,582	13.2%	$106,202	10/31/2027	10/31/2030
Gravitopia	Entertainment	35,160	54.2%	$289,260	4/30/2031	None

Occupancy data for the five preceding years (as of December 31) was as follows:

	2025	2024	2023	2022	2021
Occupancy Rate	100.0%	100.0%	100.0%	100.0%	100.0%

Average effective annual rent per square foot for the five preceding years was as follows:

	2025	2024	2023	2022	2021
Average Effective Annual Rent Per Square Foot (1)	$9.08	$9.73	$9.41	$9.30	$8.38
(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements.

Lease expirations in the next 10 years are as follows:

	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035
Leases Expiring	1	2	—	1	—	1	1	—	—	—

Square Footage	4,046	12,628	—	4,046	—	35,162	9,000	—	—	—

Annual Rent (1)	$47,379	$178,545	$—	$45,223	$—	$327,897	$154,980	$—	$—	$—

Percentage of Aggregate Annual Rent (2)	8.0%	30.3%	—%	7.7%	—%	55.6%	26.3%	—%	—%	—%
(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2025 rent.

Greenbrier Business Center Property

On August 27, 2021, we purchased from Medalist Fund II-B, LLC, a Virginia limited liability company, which was also managed by our former manager, the Greenbrier Business Center Property, located at 1244 Executive Boulevard, Chesapeake, Virginia, 23320, for $7,250,000.  The Greenbrier Business Center was built in 1987, was 97.9% leased as of December 31, 2025 and is anchored by Bridge Church, TK Elevator and Mechanical Source Solutions.

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

On October 27, 2025, we entered into a purchase and sale agreement with an unaffiliated third party for the sale of the Greenbrier Business Center Property for $11,000,000.  There can be no assurance that the transaction will close.

As of December 31, 2025, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2025	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
Bridge Church	Religious	10,913	12.5%	$97,398	1/31/2028	None
TK Elevator	Construction	9,926	11.4%	94,178	2/28/2030	None
Mechanical Source Solutions	Construction	9,478	10.8%	121,640	10/31/2030	None

Occupancy data for the five preceding years (as of December 31) was as follows:

	2025	2024	2023	2022	2021
Occupancy Rate	97.9%	94.8%	95.1%	79.9%	86.8%

Average effective annual rent per square foot for the five preceding years was as follows:

	2025	2024	2023	2022	2021
Average Effective Annual Rent Per Square Foot (1)	$9.87	$9.23	$7.96	$6.92	$6.65
(1)

Average effective rent per square foot represents the average annual rent for all occupied space for the respective periods after accounting for rent abatements and concessions but before accounting for tenant reimbursements or rent deferrals.  For the year ended December 31, 2021, we owned Greenbrier Business Center for four months.  The average annual rent per square foot is based on rents from the prior owner for period from January 2021 through August 2021 and on rents from our ownership period from September 2021 through December 2021.

Lease expirations in the next 10 years are as follows:

	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035
Leases Expiring	6	3	4	—	3	1	—	—	—	—

Square Footage	27,544	8,716	20,581	—	25,877	1,893	—	—	—	—

Annual Rent (1)	$300,052	$111,502	$211,862	$—	$286,851	$41,825	$—	$—	$—	$—

Percentage of Aggregate Annual Rent (2)	34.0%	12.7%	24.0%	—%	32.5%	4.7%	—%	—%	—%	—%
(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2025 rent.

Parkway Property

On November 1, 2021, we acquired an undivided 82% tenant in common interest in the Parkway Property from Continental Parkway, LLC, a Virginia limited liability company and unaffiliated seller. The Parkway Property is comprised of two flex warehouse buildings totaling approximately 64,109 square feet and is located on 4.39 acres of land at 2697 International Parkway, Virginia Beach, Virginia, 23452. The contract purchase price for the Parkway Property was $7,300,000. We acquired the Parkway Property with $2,138,795 in cash from us, $469,492 in cash from an unaffiliated tenant in common, and net mortgage loan proceeds of approximately $4,989,737, or the Parkway Property Loan. Our company purchased the Parkway Property as a tenant in common with PMI Parkway, LLC, an unaffiliated party. Our company acquired an 82% interest in the Parkway Property, and PMI Parkway, LLC owns the remaining 18% interest. The Parkway Property was built in 1984, was 97.3% leased as of December 31, 2025, and is anchored by First Onsite and GBRS Group.

The variable interest rate for the mortgage loan for the Parkway Property is based on the CME Term Secured Overnight Financing Rate Index (“SOFR”), with an adjusted margin of 236.44 basis points.  Under the terms of the mortgage, the interest rate payable each month may not change by greater than 1% during any six-month period and 2% during any 12-month period.  As of December 31, 2025 and 2024 the rate in effect for the Parkway Property Loan was 6.24% and 6.92%, respectively. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule.  The Parkway Property Loan matures on October 31, 2031.

We entered into an Interest Rate Protection Transaction to limit our exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property. Under this agreement, our interest rate exposure is capped at 5.25% if SOFR exceeds 3%. As of December 31, 2025 and 2024, SOFR was 3.69% and 4.33%, respectively.

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

As of December 31, 2025, tenants occupying 10% or more of the rentable square footage included:

			Percentage
		Leased	of Rentable
		Square	Square	2025	Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent	Expiration	Options
First Onsite	Construction	7,760	12.1%	$75,194	8/31/2028	None
GBRS Group	Consulting	16,386	25.6%	$160,900	9/30/2028	9/30/2030

Occupancy data for the five preceding years (as of December 31) was as follows:

	2025	2024	2023	2022	2021
Occupancy Rate	97.3%	100.0%	100.0%	100.0%	100.0%

Average effective annual rent per square foot for the five preceding years was as follows:

	2025	2024	2023	2022	2021
Average Effective Annual Rent Per Square Foot (1)	$9.48	$9.36	$8.31	$9.40	$10.12
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

Lease expirations in the next 10 years are as follows:

	2026	2027	2028	2029	2030	2031	2032	2033	2034	2035
Leases Expiring	4	5	4	3	2	—	—	—	—	—

Square Footage	10,248	9,648	30,532	8,715	3,263	—	—	—	—	—

Annual Rent (1)	$102,143	$102,686	$337,014	$101,370	$38,013	$—	$—	$—	$—	$—

Percentage of Aggregate Annual Rent (2)	17%	17%	55%	17%	6%	—%	—%	—%	—%	—%
(1)	Annual rent is determined by multiplying the monthly rent in effect at the time of the lease expiration by 12 months.
(2)	The percentage of aggregate annual rent is determined by dividing (i) the annual rent (see note 1) related to expiring leases by (ii) the property’s total 2025 rent.

Single Tenant Net Lease Properties

As of December 31, 2025, our STNL property tenants consisted of:

			Percentage
		Leased	of Rentable
		Square	Square	2025		Lease	Renewal
Tenant	Business	Footage	Footage	Annual Rent		Expiration	Options
Citibank	Financial Services	4,350	100.0%	$135,165		6/30/2031	6/30/2036 6/30/2041 6/30/2046
East Coast Wings (1)	Restaurant	5,000	100.0%	$90,050		5/31/2032	None
T-Mobile (1)	Cellular Communications	3,000	100.0%	$105,000		7/31/2026	7/31/2031
Tesla Pensacola	Electric Automobile Manufacturer and Services	45,461	100.0%	$406,366	(2)	5/31/2037	5/31/2042 5/31/2047 5/31/2052

(1)	The East Cost Wings and T-Mobile Properties were previously reported as part of the Ashley Plaza Property.
(2)	The Company acquired the Tesla Pensacola Property on July 18, 2025. The 2025 Annual Rent presented reflects the Company’s partial year ownership. Annualized rent for the Tesla Pensacola Property is $894,487.

Occupancy data for the five preceding years (as of December 31) was as follows:

	2025	2024	2023	2022	2021
Citibank Property (1)	100%	100%	100%	100%	100%
East Coast Wings Property (2)	100%	100%	100%	100%	100%
T-Mobile Property (2)	100%	100%	100%	100%	100%
Tesla Pensacola (3)	100%	NA	NA	NA	NA

(1)	The Citibank Property was acquired on March 28, 2024. Occupancy for the periods prior to our acquisition is based on data from the previous owners.
(2)	The East Cost Wings and T-Mobile Properties were previously reported as part of the Ashley Plaza Property.
(3)	The Tesla Pensacola Property was acquired on July 18, 2025. The occupancy presented for 2025 reflects the Company’s period of ownership. Occupancy for prior periods is not applicable because the Tesla Pensacola Property was converted from prior uses for Tesla in 2025.

Average effective annual rent per square foot for the five preceding years was as follows:

	2025	2024		2023		2022		2021
Citibank Property	$31.07	$15.23	(1)	$30.31	(2)	$29.72	(2)	$29.14	(2)
East Coast Wings Property (3)	18.01	17.66		17.31		16.97		16.64
T-Mobile Property (3)	35.00	35.00		35.00		35.00		37.92
Tesla Pensacola (4)	19.68	NA		NA		NA		NA

(1)	2024 rent for the Citibank property reflects six months of free rent.
(2)	The Citibank Property was acquired on March 28, 2024. Average rent for the periods prior to our acquisition is based on data from the previous owners.
(3)	The East Cost Wings and T-Mobile Properties were previously reported as part of the Ashley Plaza Property.
(4)	The Tesla Pensacola Property was acquired on July 18, 2025. The average effective annual rent presented for 2025 is for the Company’s period of ownership. Average rent for the periods prior to our acquisition is not applicable because the Tesla Pensacola Property was converted from prior uses for Tesla in 2025.

Citibank Property

On March 28, 2024, we purchased a retail bank property located at 3535 North Central Avenue, Chicago, IL 60634 from RMP 3535 N. Central Ave., LLC, a Delaware limited liability company.  The sole manager and member of RMP 3535 N. Central Ave., LLC is CWS BET Seattle, LP, a Delaware limited partnership, a company controlled and owned by Frank Kavanaugh, our President, Chief Executive Officer and Chairman of our Board.  The purchase price was $2,400,000, exclusive of closing costs, paid with a combination of (i) 208,695 OP Units, valued at approximately $11.50 per OP Unit; and (ii) $15,209 in cash on hand to cover the seller’s transaction costs (such as title/escrow fees, transfer taxes, legals fees, etc.). The purchase price was determined based on the appraised value of the Central Avenue Property, as determined by an independent appraiser hired by us.

The Citibank Property consists of a single, 4,350 square foot building on a 0.45 acre parcel of land.  The building is concrete slab on grade with tilt-up precast concrete wall panels with steel columns and beams and an open web joist roof structure.  The parking area comprises approximately 24 spaces.

As of December 31, 2025, the Citibank Property was 100% leased to Citibank, N.A. a national banking association.  The effective annual rent per square foot in 2025 was $31.07.

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

As of December 31, 2025, the East Coast Wings Property was 100% leased to East Coast Wings, a casual dining restaurant featuring a variety of wings and American dishes.  The effective annual rent per square foot in 2025 was $18.01.

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

As of December 31, 2025, the T-Mobile Property was 100% leased to T-Mobile, a national cellular service retailer and provider.  The effective annual rent per square foot in 2025 was $35.00.

Tesla Pensacola Property

On July 18, 2025, we purchased from Drake Motor Partners Pensacola LLC, a Colorado limited liability company and unaffiliated seller, the Tesla Pensacola Property, as discussed above.  Included in this purchase was a 45,461 square foot building leased to Tesla and located on an outparcel consisting of 3.498 acres of land.

As of December 31, 2025, the Tesla Pensacola Property was 100% leased to Tesla, an electric automobile manufacturer and servicer.  The effective annual rent per square foot in 2025 was $19.68.

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

On October 23, 2025, we sold the Salisbury Marketplace Property and used $5,145,479 of the net proceeds of the sale to reduce the principal balance of the Wells Fargo Mortgage Facility in exchange for Wells Fargo releasing its security interest in the Salisbury Marketplace Property.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “MDRR” since November 28, 2018. Prior to that time, there was no public market for our common stock.  On December 31, 2025, we had approximately 4,049 holders of record of our common stock. This figure does not represent the actual number of beneficial owners of our common stock because shares of our common stock are frequently held in “street name” by securities dealers and others for the benefit of beneficial owners who may vote the shares.

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

Issuer Repurchases of Equity Securities

In March 2024, our Board approved the adoption of a share repurchase program (the “Repurchase Program”) through a Rule 10b5-1 plan, under which we were authorized to repurchase up to 35,265 shares of our Common Stock at or below a price of $12.00 per share. During the year ended December 31, 2025 our company repurchased an aggregate of 11,320 Common Shares at a total cost of $140,788, including $280 in fees associated with these repurchase, and at an average price of $12.44 per Common Share (including the impact of fees).  During the year ended December 31, 2024, our company repurchased 2,830 Common Shares at a total cost of $32,467, including $63 in fees associated with this repurchase, and at an average price of $11.47 per Common Share (including the impact of fees).  The Repurchase Program expired on May 15, 2025 and no further repurchases have been made. Accordingly, there was no share repurchase activity during the quarterly period ended December 31, 2025.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with, the consolidated financial statements and the related notes thereto of Medalist Diversified, Inc. contained in this Annual Report.

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

Overview

Medalist Diversified, Inc. is a Maryland corporation formed on September 28, 2015. Beginning with our taxable year ended December 31, 2017 through our taxable year ended December 31, 2025, we believe that we operated in a manner qualifying us as a real estate investment trust (“REIT”), and we elected to be taxed as a REIT for federal income tax purposes for those taxable years.  We revoked our REIT election effective January 1, 2026.  Medalist Diversified, Inc. serves as the general partner of Medalist Diversified Holdings, LP which was formed as a Delaware limited partnership on September 29, 2015.  On March 2, 2026, we changed our name from Medalist Diversified REIT, Inc. to Medalist Diversified, Inc. in connection with our revocation of our REIT status.

In connection with the revocation of our REIT status, we are transitioning our primary focus to building our DST Program to generate fee income and increase assets under management. We continue to evaluate direct and indirect real estate investments that support our DST Program, including opportunities within our existing portfolio, including selective disposition of our properties from our legacy portfolio to generate capital for our DST Program. Our efforts to scale our DST Program will be focused on identifying real estate investments suitable for DST vehicles that offer competitive, risk-adjusted returns.  We plan to focus on net lease assets with nationally recognized tenants or those with investment grade credit ratings, in larger metropolitan areas experiencing high levels of growth in the southeast, mountain states, and California.  Industry focuses will include, but not be limited to, retail, medical, and single tenant industrial and warehouse uses.

We may also pursue, in an opportunistic manner, non-real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, indirect investments in real property, such as those that may be obtained in a joint venture, and ownership of crypto assets, other equity investments, including marketable securities, short-duration U.S. treasuries, and other investment-grade marketable securities.  Our Board and management believe that our company’s current focus on unlocking its potential value and increasing assets under management and fee income through our DST Program provides an attractive balance of risk and returns and aligns with a measured approach to raising growth capital.  We may revise these investment strategies without the approval of our stockholders.

As of December 31, 2025, our legacy portfolio consisted of the following properties:

Name	Type	Occupancy	Location	SQ FT	Date Acquired
Ashley Plaza Property	Retail	99.0%	Goldsboro, North Carolina	156,012	August 30, 2019
Franklin Square Property	Retail	98.7%	Gastonia, North Carolina	134,239	April 28, 2017
Lancer Center Property	Retail	61.5%	Lancaster, South Carolina	181,590	May 14, 2021
Brookfield Center Property	Flex	100.0%	Greenville, South Carolina	64,882	October 3, 2019
Greenbrier Business Center Property	Flex	97.9%	Chesapeake, Virginia	89,280	August 27, 2021
Parkway Property	Flex	97.3%	Virginia Beach, Virginia	64,109	November 1, 2021
Citibank Property	STNL	100.0%	Chicago, Illinois	4,350	March 28, 2024
East Coast Wings Property	STNL	100.0%	Goldsboro, North Carolina	5,000	August 30, 2019
T-Mobile Property	STNL	100.0%	Goldsboro, North Carolina	3,000	August 30, 2019
Tesla Pensacola	STNL	100.0%	Pensacola, Florida	45,461	July 18, 2025
Total Portfolio		94.3%		747,923

As of December 31, 2025, our company also owned two undeveloped parcels which are currently being marketed for use as STNL properties including (i) an outparcel at our Lancer Center Property consisting of approximately 1.80 acres (the “Lancer Outparcel”), (the exact size of the Lancer Outparcel will not be determined until a user is identified), and (ii) the Hanover Square Outparcel consisting of 0.86 acres located adjacent to the Hanover Square Shopping Center.

As of December 31, 2025, the Greenbrier Business Center and Parkway Properties were classified as assets held for sale on our consolidated balance sheet.  On February 13, 2026 we closed on the sale of the Greenbrier Business Center Property and on February 27, 2026 we closed on the sale of the Parkway Property.  On February 3, 2026, we entered into a purchase and sale agreement to sell the Franklin Square Property.  The funds generated from the sales of the Greenbrier Business Center and Parkway Properties, and the Franklin Square Property, if we are successful in completing its sale, will be used to implement our strategy, outlined above.

Reporting Segments

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have investments.  As of December 31, 2025, our reportable segments were retail center properties, flex center properties and STNL properties.

2025 Highlights

Sales of Investment Properties

On October 23, 2025, we sold the Salisbury Marketplace Property to an unrelated third party for a sale price of $9,930,000, resulting in a gain on disposal of investment properties of $841,278 reported on our company’s consolidated statement of operations for the year ended December 31, 2025.

On December 30, 2025, we sold the Buffalo Wild Wings and United Rentals Properties to an unrelated third party for a sale price of $2,507,500 and $2,792,000, respectively, resulting in a loss on disposal of investment properties of $52,760 and $57,079, respectively, reported on our company’s consolidated statement of operations for the year ended December 31, 2025.

Acquisition of the Tesla Pensacola Property

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

Farmers Line of Credit

On July 18, 2025, in connection with the completion of the acquisition of the Tesla Pensacola Property discussed above, we, , through our wholly-owned subsidiaries, entered into a loan agreement with Farmers and Merchants Bank of Long Beach (“Farmers”), for the Farmers Line of Credit in the maximum amount of $14,700,000. The Farmers Line of Credit was cross collateralized by the Tesla Pensacola Property, the Citibank Property, the Buffalo Wild Wings Property, and the United Rentals. Amounts outstanding under the Farmers Line of Credit bear interest at a floating rate pegged to the prime rate announced by Farmers.

On November 7, 2025, in connection with our contribution of the Tesla Pensacola Property to the XXV DST, we repaid $7,350,000 of the Farmers Line of Credit and Farmers released its lien on the Tesla Pensacola Property.  During November and December 2025, we made additional principal payments of $2,000,000 and $948,997, respectively.  On December 30, 2025, we used $4,401,003 from the proceeds of the sale of the Buffalo Wild Wings and United Rentals Properties to complete the repayment of the Farmers Line of Credit.

The Farmers Line of Credit was unconditionally guaranteed by us and our Operating Partnership, had a one-year term, maturing on August 10, 2026.  Balances outstanding on the Farmers Line of Credit were recorded as liabilities associated with assets held for sale on our consolidated balance sheets.  As of December 31, 2025 and 2024, respectively, the balance of the Farmers Line of Credit was $0.

Commencement of DST Sponsorship Program

On November 7, 2025, we completed the contribution of the Tesla Pensacola Property to the XXV DST.  Following the contribution, we launched a program to raise capital, through the Operating Partnership, through private placement offerings exempt from registration under the Securities Act, by selling beneficial interests (the “DST Interests”) in specific DSTs holding real properties (the “DST Program”). We expect that the DST Program will provide us with the opportunity to expand and diversify our capital-raising strategies by offering what we believe to be an attractive investment product for investors who may be seeking like-kind replacement properties to complete tax-deferred exchange transactions under Section 1031 of the Internal Revenue Code. We intend to use the net offering proceeds from the DST Program to make investments in accordance with our investment strategy and policies, reduce our borrowings, repay indebtedness, and for other corporate purposes. In addition, we expect to generate fee-based income, such as acquisition fees, asset management fees, disposition fees, and financing coordination fees, among others, from the DST Program.  However, there can be no assurance that we will be successful in our efforts to sell the DST Interests or to generate fee-based income.

Tesla DST Mortgage and Interest Rate Swap

On November 7, 2025, in connection with the contribution of the Tesla Pensacola Property to the XXV DST discussed above, the XXV DST entered into the Telsa DST Mortgage with Pinnacle Bank for a principal amount of $7,710,000.  The Tesla DST Mortgage is collateralized by the Tesla Pensacola Property. Amounts outstanding under the Tesla DST Mortgage bear interest at a floating rate of one month SOFR plus 2.5%.  As of December 31, 2025 and 2024, SOFR was 3.69% and 4.33%, respectively.  The Tesla DST Mortgage provides for monthly interest only payments and has a five-year term and matures on November 7, 2030. The XXV DST received $6,932,061 in net proceeds which was used to fund a portion of the total consideration associated with our contribution of the Tesla Pensacola Property to the XXV DST.  We used these proceeds, and cash on hand, to make a $7,350,000 principal repayment on the Farmers Line of Credit.

In connection with the Tesla DST Mortgage, our Operating Partnership agreed to provide a limited guaranty (the “Guaranty”) with respect to certain potential costs, expenses, losses, damages and other sums for which the XXV DST is directly liable under the Tesla DST Mortgage, including losses or damages that may result from certain intentional actions committed by the XXV DST in violation of the Tesla DST Mortgage. Our Operating Partnership also provide a guaranty of the principal balance and any interest or other sums outstanding under the Tesla DST Mortgage in the event of certain bankruptcy or insolvency proceedings involving the XXV DST.

Concurrent with the Pinnacle Loan closing, the XXV DST entered into an interest rate swap agreement with Pinnacle Bank (the “Swap”) to fix the interest rate at 5%.  The Swap has a $7,710,000 notional amount and provides for the XXV DST to make monthly payments to Pinnacle Bank based on a fixed 5% rate and for Pinnacle Bank to make monthly payments to the XXV DST based on a variable amount of one month SOFR plus 2.5%.  The XXV DST paid a premium of $417,136 to secure the 5% fixed rate.  The Swap matures concurrently with the maturity of the Tesla DST Mortgage, or November 7, 2030.  We have not designated the Swap as a hedge and consequently hedge accounting will not apply.

Acquisition of the United Rentals Property

On February 21, 2025, we, through a wholly-owned subsidiary, completed our acquisition of the United Rentals Property, a 7,529 square foot single tenant building located on 3.0 acres located in Huntsville, Alabama. The United Rentals Property, built in 2010, is 100% leased to United Rentals Realty, LLC. The purchase price for the United Rentals Property was $3,145,000 paid through the issuance of 251,600 OP Units at a price of $12.50 per OP Unit. Our total investment was $3,187,446. We incurred $42,446 of closing costs which were capitalized and added to the tangible assets acquired.  The seller of the United Rentals Property was Dionysus Investments, LLC, a company whose manager is Fort Ashford Funds, LLC.  Fort Ashford Funds, LLC is managed by Frank Kavanaugh, our President and Chief Executive Officer and Chairman of the Board. The purchase price was determined by an independent, third-party appraisal obtained by our company.  Pursuant to our Related Person Transaction Policy (the “Related Person Transaction Policy”), our Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.

Acquisition of the Buffalo Wild Wings Property

On January 24, 2025, we completed its acquisition of the Buffalo Wild Wings Property, a 5,933 square foot single tenant building on 1.82 acres located in Bowling Green, Kentucky, through a wholly-owned subsidiary, from CWS BET Seattle, LP. The general partner of CWS BET Seattle, LP is Fort Ashford Funds, LLC, a California limited liability company controlled and owned by Frank Kavanaugh, our Company’s President and Chief Executive Officer and the Chairman of the Board. The Buffalo Wild Wings Property, built in 2018, was 100% leased to Buffalo Wild Wings as of December 31, 2025. The purchase price for the Buffalo Wild Wings Property was $2,620,000 paid through the issuance of 209,600 OP Units at a price of $12.50 per OP Unit. The purchase price was determined by an independent, third-party appraisal obtained by the Company.  Pursuant to the Related Person Transaction Policy, the Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.  Our total investment was $2,667,429. We incurred $47,429 of closing costs which were capitalized and added to the tangible assets acquired.

Subsequent Events

As of the date of this Annual Report on Form 10-K, the following events have occurred subsequent to the December 31, 2025 effective date of the consolidated financial statements:

Sale of Greenbrier Business Center Property

On February 13, 2026, we closed on the sale of the Greenbrier Business Center Property to an unrelated purchaser for $11,000,000 and used $7,000,000 of the proceeds to reduce the outstanding balance of the Wells Fargo Mortgage Facility.

Termination of REIT Election

On February 12, 2026, our Board authorized termination of our REIT election effective January 1, 2026.

Name Change

On February 17, 2026, we amended our Articles of Incorporation and Bylaws solely to change the corporate name from “Medalist Diversified REIT, Inc.” to “Medalist Diversified, Inc.” effective March 2, 2026.

Sale of Parkway Property

On February 27, 2026 we closed on the sale of the Parkway Property to an unrelated purchaser for $7,825,000 and used $4,735,614 of the proceeds to repay the Parkway Mortgage.

Sale of Beneficial Interests in the XXV DST

As of March 2, 2026, we have sold 17.2% of the class 1 beneficial interests in the XXV DST which has generated $1,479,670 in net proceeds.

Financing Activities

Mortgages Payable

We have historically financed acquisitions of our investment properties through mortgages. The following table is presented as of December 31, 2025.

	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2025	2024
Franklin Square (a)	$61,800	3.808%	December 2031	$13,015,840	$13,250,000
Ashley Plaza (b)	52,795	3.75%	September 2029	10,220,312	10,460,350
Brookfield Center (c)	22,876	3.90%	November 2029	4,377,112	4,476,429
Parkway Center (d)	37,310	Variable	November 2031	—	4,814,563
Wells Fargo Mortgage Facility (e)	56,877	4.50%	June 2027	5,502,446	17,509,420
Total mortgages payable				$33,115,710	$50,510,762

Amounts presented do not reflect unamortized loan issuance costs.

(a)	The mortgage loan for the Franklin Square Property in the original principal amount of $13,250,000 has a ten-year term and matures on December 6, 2031. The mortgage loan bears interest at a fixed rate of 3.808% and was interest only until January 6, 2025, at which time the monthly payment became $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage includes covenants that we maintain (i) a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property, and (ii) liquid assets of no less than $1,000,000. As of December 31, 2025 and 2024, respectively, we believe that we are compliant with these covenants. We have guaranteed the payment and performance of the obligations of the mortgage loan.
(b)

The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.  The mortgage includes covenants that we maintain (i) a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property and (ii) liquid assets of no less than $1,140,000. As of December 31, 2025 and 2024, respectively, we believe that we are compliant with these covenants.

(c)

The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90% and is interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule.  The mortgage includes covenants that we maintain (i) a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Property and (ii) liquid assets of no less than $485,000. As of December 31, 2025 and 2024, respectively, we believe that we are compliant with these covenants.

(d)

The interest rate for the mortgage loan for the Parkway Property is based on Term SOFR, with a margin of 236.44 basis points.  Under the terms of the mortgage, the interest rate payable each month may not change by greater than 1% during any six-month period and 2% during any 12-month period.  As of December 31, 2025 and 2024 the rate in effect for the Parkway Property mortgage was 6.24% and 6.92%, respectively.  The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule.  The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis.  As of December 31, 2025 and 2024, respectively, we believe that we are compliant with this covenant.

On October 28, 2021, we entered into the Interest Rate Protection Transaction to limit our exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property. Under this agreement, our interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%.  Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR.  For the period from September 1, 2022 through December 31, 2025, the applicable index (LIBOR or SOFR), exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced our net interest expense.  Payments to us from the Interest Rate Protection Transaction are recorded as an offset to interest expense on our company’s consolidated statements of operations for the years ended years ended December 31, 2025 and 2024, respectively.

(e)

On June 13, 2022, we entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500.  The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property. The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule, is $103,438. We have provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a combined minimum debt yield of 9.5% on the Salisbury Marketplace Property, the Lancer Center Property, and the Greenbrier Business Center Property, and the maintenance of liquid assets of not less than $1,500,000. As of December 31, 2025 and 2024, respectively, we believe that we are compliant with these covenants.

On October 23, 2025, we sold the Salisbury Marketplace Property and used $5,145,479 of the net proceeds of the sale to reduce the principal balance of the Wells Fargo Mortgage Facility in exchange for Wells Fargo releasing its security interest in the Salisbury Marketplace Property.  As of December 31, 2025, the remaining outstanding balance, the monthly payment (which remains unchanged) and the remaining unamortized loan issuance costs related to the Wells Fargo Mortgage Facility are allocated, for reporting purposes, among the Lancer Center Property and Greenbrier Business Center Property, based on each property's proportionate share of the total combined appraised value at the time the Wells Fargo Mortgage Facility was originated. The portion allocated to the Lancer Center Property is reported in Mortgages payable, net, on our consolidated balance sheets, while the portion allocated to the Greenbrier Business Center Property, representing the estimated paydown amount upon its anticipated sale, is included in mortgages payable, net, associated with assets held for sale on our consolidated balance sheets.

We financed acquisitions of our assets held for sale through mortgages, which as of December 31, 2025 are recorded as mortgages payable, net, associated with assets held for sale, on our consolidated balance sheets, as follows:

	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2025	2024
Parkway Property (see note (d), above)	$37,310	Variable	November 2031	4,683,797	—
Wells Fargo Mortgage Facility (Greenbrier Business Center) (see note (e), above)	46,561	4.50%	June 2027	6,356,947	—
Tesla DST Mortgage (a)	Interest only	Variable	November 2030	7,505,754	—
Total mortgages payable, net, associated with assets held for sale				$18,546,498	$—

Amounts presented do not reflect unamortized loan issuance costs.

(a)	On November 7, 2025, the Company’s subsidiary, MDRR XXV DST 1, entered into a mortgage loan with Pinnacle Bank (the “Tesla DST Mortgage”). The Tesla DST Mortgage has a five year term, is interest only and bears interest at a variable rate based on Term SOFR plus 2.5%. The Tesla DST Mortgage is non-recourse to our company, except for fraud, intentional misrepresentation, gross negligence, physical waste and other similar acts or omissions. Under the terms of the Tesla DST Mortgage, the failure of the borrower to maintain a minimum debt service coverage ratio (“DSCR”) of 1.25 constitutes a “trigger event” under which borrower would be required to establish a cash management account to which all rents and profits would be deposited and remain under the control of the lender until the trigger event is terminated. As of December 31, 2025, we believe we are compliant with the DSCR requirement.

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

Acquisition of Investments in Real Estate

The adoption of Accounting Standards Update (“ASU”) 2017-01, Business Combinations (Topic 805), as discussed in Note 2, “Summary of Significant Accounting Policies” of the consolidated financial statements included in this report, has impacted our accounting framework for the acquisition of investment properties. Upon acquisition of investment properties, we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements, and furniture, fixtures and equipment) and identified intangible lease assets and liabilities, including in-place leases, above- and below-market leases, tenant relationships and assumed debt based on evaluation of information and estimates available at that date. Fair values for these assets are not directly observable and estimates are based on comparable market data and other information which is subjective in nature, including estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.

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

REIT Status

We are a Maryland corporation that previously elected to be treated, for U.S. federal income tax purposes, as a REIT. We elected to be taxed as a REIT under the Code for the taxable years ended December 31, 2017 through December 31, 2025. We revoked our election effective January 1, 2026.  A REIT is a corporate entity which holds real estate interests and must meet a number of organizational and operational requirements, including a requirement that it currently distributes at least 90% of its adjusted taxable income to stockholders. In the years that we qualified as a REIT, we generally were not subject to corporate level federal income tax on our taxable income if we annually distribute 100% of our taxable income to our stockholders. Following our revocation of REIT status, we are subject to regular federal and state corporate income taxes and may not be able to elect to qualify as a REIT for five taxable years including our 2026 taxable year during which we ceased to qualify as a REIT.

Evaluation of our Company’s Ability to Continue as a Going Concern

Under the accounting guidance related to the presentation of financial statements, we are required to evaluate, on a quarterly basis, whether or not our current financial condition, including our sources of liquidity at the date that the condensed consolidated financial statements are issued, will enable us to meet our obligations as they come due arising within one year of the date of the issuance of our consolidated financial statements and to make a determination as to whether or not it is probable, under the application of this accounting guidance, that we will be able to continue as a going concern. Our consolidated financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In applying applicable accounting guidance, management considered our current financial condition and liquidity sources, including current funds available, forecasted future cash flows and our obligations due over the next twelve months, as well as our recurring business operating expenses.

We have concluded that it is probable that we will be able to meet our obligations arising within one year of the date of issuance of these consolidated financial statements within the parameters set forth in the accounting guidance. For additional information regarding our liquidity, see Note 5 – Loans Payable and Note 8 – Commitments and Contingencies in the notes to our consolidated financial statements.

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

Internal liquidity to fund operating needs is expected to be provided by the rental receipts from our legacy investment properties, income from other investments, and fee income from our DST sponsorship program.

Cash Flows

At December 31, 2025, our consolidated cash and restricted cash on hand totaled $4,134,070 compared to consolidated cash on hand of $6,072,736 at December 31, 2024. Cash from operating activities, investing activities and financing activities for the year ended December 31, 2025 are as follows:

Operating Activities

During the year ended December 31, 2025, our cash provided by operating activities was $1,530,751 compared to cash provided by operating activities of $1,796,137 for the year ended December 31, 2024, a decrease in cash provided by operating activities of $265,386.

Cash flows from operating activities has two components. The first component consists of net operating (loss) income adjusted for non-cash operating activities. During the year ended December 31, 2025, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $2,259,840. During the year ended December 31, 2024, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $2,317,671. The decrease of $57,831 in cash flows from operating activities for the year ended December 31, 2025 was primarily the result of decreased operating income resulting from increased legal, accounting and other professional fees, corporate general and administrative expenses, impairment of assets held for sale, offset by decreased depreciation and amortization and interest expense.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations. During the year ended December 31, 2025, net changes in asset and liability accounts resulted in $729,089 in cash used in operations. During the year ended December 31, 2024, net changes in asset and liability accounts resulted in $521,534 in cash used in operations. This increase of $207,555 in cash used in operations resulting from changes in assets and liabilities is a result of increased rent and other receivables, net, of $19,320, increased unbilled rent of $108,719, increased other assets of $209,543, and decreased accounts payable and accrued liabilities of $327,699, all of which used cash.

The total of (i) the $57,831 decrease in cash provided by operations from the first category and (ii) the $207,555 increase in cash used in operations from the second category results in a total decrease of cash provided by operations of $265,386 for the year ended December 31, 2025.

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

Investing Activities

During the year ended December 31, 2025, our cash used in investing activities was $6,979,859, compared to cash provided by investing activities of $2,062,407 during the year ended December 31, 2024, a decrease in cash provided by investing activities of $9,042,266.

During the year ended December 31, 2025, cash used in investing activities consisted of $1,453,758 in capitalized expenditures, including $434,426 in building improvements, $457,274 in leasing commissions, $516,474 in tenant improvements, and $45,584 in site improvements, $14,714,513 in investment property acquisitions, including $14,624,638 for the acquisition of the Tesla Pensacola Property and $89,875 for closing costs related to the Buffalo Wild Wings Property and United Rentals Property acquisitions, and $337,928 for the purchase of crypto assets, offset by $9,526,340 in cash received from the disposal of investment properties,. During the year ended December 31, 2024, cash provided by investing activities consisted of $3,110,149 in cash received from the disposal of the Hanover Square Shopping Center Property, offset by cash used in investing activities consisting of $145,345 in investment property acquisitions, including $100,891 in cash paid for the acquisition of the noncontrolling owner’s 16% interest in the Hanover Square Outparcel and $44,454 paid in cash for closing costs related to the Citibank Property acquisition, and $902,397 in capitalized expenditures, including $159,349 in building improvements, $52,212 in site improvements, $316,878 in leasing commissions and $373,958 in tenant improvements.

The non-cash investing activity for the year ended December 31, 2025, that did not affect our cash provided by investing activities was the issuance of $5,765,000 of OP Units, including $2,620,000 of OP Units for the acquisitions of the Buffalo Wild Wings Property and $3,145,000 of OP Units for the United Rentals Property, the transfer of $27,080,926 from investment properties, net, to assets held for sale, the transfer of $960,876 of intangible lease assets, net, to assets held for sale, the transfer of $529,681 of intangible lease liabilities, net, to liabilities held for sale, and accrued but unpaid capital expenditures of $62,658 as of December 31, 2025.

The non-cash investing activity for the year ended December 31, 2024, that did not affect our cash provided by investing activities, was the issuance of $2,400,000 of OP Units for the acquisition of the Citibank Property.

Financing Activities

During the year ended December 31, 2025, our cash provided by financing activities was $3,510,442 compared to cash used by financing activities of $1,595,413 during the year ended December 31, 2024, an increase in cash provided by financing activities of $5,105,855. During the year ended December 31, 2025, our cash provided by financing activities consisted of $14,321,378 in net proceeds from the Farmers Line of Credit, $7,505,754 in net proceeds from the Tesla DST Mortgage, offset by $14,700,000 for the repayment of the Farmers Line of Credit, $1,500,000 for the final redemption of our mandatorily redeemable preferred stock, $1,133,907 in principal payments for our mortgages, $602,207 in dividends and distributions, $140,788 to repurchase Common Shares and $239,788 in offering costs associated with our DST Program. During the year ended December 31, 2024, our cash used in financing activities consisted of $3,500,000 for the partial redemption of our mandatorily redeemable preferred stock, $1,000,000 to repay the line of credit, short term, $958,579 in principal payments for our mortgages, $787,027 in dividends and distributions, $93,220 for the Operating Partnership Unit redemptions, $43,306 in capitalized closing costs for the Wells Fargo LOC renewal and increase, $32,467 in repurchases of Common Shares, and $2,705 for the retirement of fractional shares resulting from the reverse stock split, offset by $2,851,977 in proceeds from the sales of Common Shares, net of capitalized offering costs, and $1,969,914 in proceeds from the sale of OP Units, net of capitalized offering costs.

The non-cash financing activity for the year ended December 31, 2025, that did not affect our cash provided by financing activities was $2,576,485 related to the exchange of Common Shares for OP Units, the transfer of other assets $133,950 of other assets to offering costs, and the transfer of $16,320,481 of mortgages payable, net, to mortgages payable, net, associated with assets held for sale. There was no non-cash financing activity for the year ended December 31, 2024.

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

As of December 31, 2025, our primary, non-operating liquidity needs were $149,919 to pay the dividends to common stockholders and distributions to OP Unit holders that were declared on December 18, 2025 and paid on January 13, 2026 to holders of record on January 8, 2026, and $1,408,050 in principal payments due on its mortgages payable during the 12-month period from January 1, 2026 through December 31, 2026. In addition to liquidity required to fund these dividends and principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. We plan to pay these obligations through a combination of cash on hand, potential dispositions and operating cash.

To meet these future liquidity needs, we have the following resources:

●	$2,631,964 in unrestricted cash as of December 31, 2025;
●	$1,502,106 held in lender reserves for the purposes of tenant improvements, leasing commissions, real estate taxes and insurance premiums;
●	Proceeds from the sales of the Parkway Property and Greenbrier Business Center Properties;
●	Cash generated from operations during the year ended December 31, 2026, if any.

We expect these resources will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months and beyond. There can be no assurance that we will continue to generate cash flows at or above current levels.

Factors That May Influence our Results of Operations

Economic Conditions

Rental revenues from our remaining investment properties are our only source of income and are directly affected by a number of factors, including occupancy rates, lease structures, and tenant credit quality, as well as broader economic and policy developments that affect consumer sentiment. Our revenues can be significantly impacted by trends in consumer spending, interest rates, and market confidence, all of which shape demand for our tenants’ goods and services and, in turn, for occupancy in our investment properties.

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

As our Company executes its strategic transition, revenues may increasingly depend on capital allocation decisions, including income generated from short-term investments, fee-based activities, and potential acquisitions or strategic transactions. These activities are subject to market conditions, interest rate volatility, counterparty risk, regulatory considerations, and execution risk. There can be no assurance that these strategies will generate anticipated levels of income or returns.

Macroeconomic conditions, including inflation, elevated interest rates, economic slowdowns, recessionary pressures, and financial market volatility, may adversely affect our business, our tenants, the value of our real estate assets, the performance of our short-term and other investments, and our ability to identify and execute strategic investment opportunities. Rising interest rates may increase borrowing costs, reduce asset valuations, and alter the relative attractiveness of alternative investment options. Broader economic conditions, including employment levels, capital markets liquidity, and consumer confidence, may negatively impact tenant performance, demand for commercial real estate, and the operating performance or valuation of current and prospective investments.

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

Results of Operations

Comparison of the Year ended December 31, 2025 and 2024

Revenues

Revenues for the years ended December 31, 2025 and 2024 are as follows:

	For the year ended
	December 31,		Increase /
	2025	2024	(Decrease)
Retail center property revenues	$6,313,227	$6,624,734	$(311,507)
Flex center property revenues	2,820,588	2,750,499	70,089
STNL property revenues	1,262,803	359,894	902,909
Total Revenues	$10,396,618	$9,735,127	$661,491

Total revenue was $10,396,618 for the year ended December 31, 2025, an increase of $661,491 from the year ended December 31, 2024.  Decreases in retail center property revenues from the sale of the Hanover Square Shopping Center and increased vacancies in the Lancer Center Property, were offset by a slight increase in flex center property revenues and STNL property revenues, which resulted from the acquisition of the Buffalo Wild Wings Property, the United Rentals Property and the Tesla Pensacola Property.

Adjusted Net Operating Income

We establish operating segments at the property level and aggregate individual properties into reportable segments based on product types in which we have investments. During the years ended December 31, 2025 and 2024, our reportable segments consisted of retail center properties, flex center properties and STNL properties.  We base our evaluation of our results of operations on the net operating income adjusted for interest expense of each reportable segment and, in some cases, of each property.

Net operating income (“NOI”) is a non-GAAP financial measure and is not considered a measure of operating results or cash flows from operations under GAAP.  NOI is calculated by deducting operating expenses from operating revenues.  NOI reflects occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. NOI, as we calculate it, may not be directly comparable to similarly titled, but differently calculated, measures for other companies or businesses.

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

Retail Center Property Revenues and Adjusted Net Operating Income

The following tables present property revenues, operating expenses and interest expense for our retail center properties for the years ended December 31, 2025 and 2024:

	For the year ended
	December 31,		Increase /
	2025	2024	(Decrease)
Ashley Plaza
Retail center property revenues	$1,696,578	$1,527,302	$169,276
Retail center property operating expenses	541,321	309,047	232,274
Interest expense	393,504	403,550	(10,046)
Adjusted net operating income	$761,753	$814,705	$(52,952)

Franklin Square
Retail center property revenues	$2,634,259	$2,493,739	$140,520
Retail center property operating expenses	648,597	640,715	7,882
Interest expense	506,669	512,969	(6,300)
Adjusted net operating income	$1,478,993	$1,340,055	$138,938

Hanover Square
Retail center property revenues	$—	$307,325	$(307,325)
Retail center property operating expenses	—	92,559	(92,559)
Interest expense	—	129,248	(129,248)
Adjusted net operating income	$—	$85,518	$(85,518)

Lancer Center
Retail center property revenues	$1,214,714	$1,352,937	$(138,223)
Retail center property operating expenses	477,219	368,181	109,038
Interest expense	266,242	289,076	(22,834)
Adjusted net operating income	$471,253	$695,680	$(224,427)

Salisbury Marketplace
Retail center property revenues	$767,676	$943,431	$(175,755)
Retail center property operating expenses	207,159	211,396	(4,237)
Interest expense	263,110	285,675	(22,565)
Adjusted net operating income	$297,407	$446,360	$(148,953)

Total Retail Center Properties
Retail center property revenues	$6,313,227	$6,624,734	$(311,507)
Retail center property operating expenses	1,874,296	1,621,898	252,398
Interest expense	1,429,525	1,620,518	(190,993)
Adjusted net operating income	$3,009,406	$3,382,318	$(372,912)

Retail center property revenues were $6,313,227 the year ended December 31, 2025, a $311,507 decrease from the year ended December 31, 2024, primarily due to decreased revenues resulting from the sale of the Hanover Square Shopping Center Property and the Salisbury Marketplace Property, and continuing vacancies in the Lancer Center Property.  These decreased revenues were offset by increased revenues from the Franklin Square Property, which resulted from strong occupancy and the Ashley Plaza Property from increased CAM expense reimbursement revenues.

Adjusted Net Operating Income from retail center properties was $3,009,406 for the year ended December 31, 2025 a decrease of $372,912 from the year ended December 31, 2024, due to the sale of the Hanover Square Property and the Salisbury Marketplace Property, decreased Adjusted Net Operating Income from the Ashley Plaza Property due to increased real estate taxes, and the Lancer

Center Property due to the continued vacancies, which decreases were slightly offset by increased Adjusted Net Operating Income from the Franklin Square Property due to increased retail center property revenues from new leases and a decrease in operating expenses.

Flex Center Property Revenues and Adjusted Net Operating Income

The following tables present property operating revenues, operating expenses and interest expense for our flex center properties for the years ended December 31, 2025 and 2024:

	For the year ended
	December 31,		Increase /
	2025	2024	(Decrease)
Brookfield Center
Flex center property revenues	$844,978	$873,670	$(28,692)
Flex center property operating expenses	256,201	237,842	18,359
Interest expense	175,194	179,530	(4,336)
Adjusted net operating income	$413,583	$456,298	$(42,715)

Greenbrier Business Center
Flex center property revenues	$1,103,839	$1,069,889	$33,950
Flex center property operating expenses	238,139	260,491	(22,352)
Interest expense	217,953	236,645	(18,692)
Adjusted net operating income	$647,747	$572,753	$74,994

Parkway
Flex center property revenues	$871,771	$806,940	$64,831
Flex center property operating expenses	234,480	199,531	34,949
Interest expense	245,613	234,911	10,702
Adjusted net operating income	$391,678	$372,498	$19,180

Total Flex Center Properties
Flex center property revenues	$2,820,588	$2,750,499	$70,089
Flex center property operating expenses	728,820	697,864	30,956
Interest expense	638,760	651,086	(12,326)
Adjusted net operating income	$1,453,008	$1,401,549	$51,459

Flex center property revenues were $2,820,588 for the year ended December 31, 2025, an increase of $70,089 from the year ended December 31, 2024.  Increased revenues at the Greenbrier Business Center Property and Parkway Property from increased occupancy were partially offset by decreased revenues from the Brookfield Property due to a vacancy.

Adjusted Net Operating Income from our flex center properties was $1,453,008 for the year ended December 31, 2025 an increase of $51,459 from the year ended December 31, 2024 due to increased Adjusted Net Operating Income from the Greenbrier Business Center Property, offset by decreased Adjusted Net Operating Income from the Brookfield Property and Parkway Property.

Decreased Adjusted Net Operating Income from the Brookfield Property resulted from decreased flex center property revenues due to a continuing vacancy and slightly increased operating expenses.  Decreased Adjusted Net Operating Income from the Parkway Property resulted from increased operating and interest expenses, offset by increased flex center property revenues from new leases.  These decreases in Adjusted Net Operating Income were slightly offset by increased Adjusted Net Operating Income from the Greenbrier Business Center Property resulting from by increased flex center property revenues from new leases and lower operating and interest expenses.

STNL Property Revenues and Adjusted Net Operating Income

The following tables present property operating revenues, operating expenses and interest expense for our STNL center properties for the years ended December 31, 2025 and 2024:

	For the year ended
	December 31,		Increase /
	2025	2024	(Decrease)
East Coast Wings
Single tenant net lease property revenues	$106,371	$106,376	$(5)
Single tenant net lease property operating expenses	29,619	14,972	14,647
Adjusted net operating income	$76,752	$91,404	$(14,652)

T-Mobile
Single tenant net lease property revenues	$119,780	$138,945	$(19,165)
Single tenant net lease property operating expenses	25,945	17,005	8,940
Adjusted net operating income	$93,835	$121,940	$(28,105)

Citibank
Single tenant net lease property revenues	$150,796	$114,573	$36,223
Adjusted net operating income	$150,796	$114,573	$36,223

Buffalo Wild Wings
Single tenant net lease property revenues	$129,616	$—	$129,616
Adjusted net operating income	$129,616	$—	$129,616

United Rentals
Single tenant net lease property revenues	$164,623	$—	$164,623
Adjusted net operating income	$164,623	$—	$164,623

Tesla Pensacola
Single tenant net lease property revenues	$433,092	$—	$433,092
Single tenant net lease property operating expenses	119,508	—	119,508
Interest expense	382,771	—	382,771
Adjusted net operating loss	$(69,187)	$—	$(69,187)

Tesla DST
Single tenant net lease property revenues	$158,525	$—	$158,525
Single tenant net lease property operating expenses	44	—	44
Interest expense	58,896	—	58,896
Adjusted net operating loss	$99,585	$—	$99,585

Total STNL
Single tenant net lease property revenues	$1,262,803	$359,894	$902,909
Single tenant net lease property operating expenses	175,116	31,977	143,139
Interest expense	441,667	—	441,667
Adjusted net operating income	$646,020	$327,917	$318,103

STNL property revenues were $1,262,803 for the year ended December 31, 2025, an increase of $902,909 from the year ended December 31, 2024. Adjusted Net Operating Income from STNL properties was $646,020 for the year ended December 31, 2025, an increase of $318,103 from the year ended December 31, 2024. Adjusted Net Operating Income increased due to the acquisition of the Buffalo Wild Wings Property, the United Rentals Property, and the Tesla Pensacola Property, and owning the Citibank Property for the full year ended December 31, 2025.  Such increases were slightly offset by decreased Adjusted Net Income from the East Coast Wings and T-Mobile Properties due to increased operating expenses resulting from increased real estate taxes.

Operating Expenses

The following table presents our operating expenses for the years ended December 31, 2025 and 2024:

	For the year ended
	December 31,		Increase /
	2025	2024	(Decrease)
Property Operating Expense Reconciliation
Retail center property operating expenses	$1,874,296	$1,621,898	$252,398
Flex center property operating expenses	728,820	697,864	30,956
STNL property operating expenses	175,116	31,977	143,139
Total Property Operating Expenses from Consolidated Statements of Operations	$2,778,232	$2,351,739	$426,493

Other Operating Expenses
Bad debt expense	$2,382	$39,910	$(37,528)
Share based compensation expenses	397,182	277,500	119,682
Legal, accounting and other professional fees	1,594,707	1,170,270	424,437
Corporate general and administrative expenses	1,283,334	968,435	314,899
Loss on impairment	74,328	182	74,146
Impairment of assets held for sale	662,394	—	662,394
Depreciation and amortization	3,347,577	3,915,483	(567,906)
Total Operating Expenses	$10,140,136	$8,723,519	$1,416,617

Total operating expenses were $10,140,136 for the year ended December 31, 2025 an increase of $1,416,617 over the year ended December 31, 2024, primarily due to increased share based compensation, legal, accounting and other professional fees, corporate general and administrative expenses, loss on impairment, and impairment of assets held for sale, slightly offset by decreased bad debt expense, decreased depreciation and amortization expenses due to the sale of the Hanover Square Property and the Salisbury Marketplace Properties, the transfer of the Greenbrier Business Center Property to assets held for sale, at which time our company ceased depreciating the asset groups associated with assets held for sale.

Operating Income

Operating income for the year ended December 31, 2025 was $547,902, a decrease of $3,183,691 from the operating income of $3,731,593 for the year ended December 31, 2024. This decrease was primarily a result of the gain on the sale of the Hanover Square Property of $2,819,502 during the year ended December 31, 2024, but increased share based compensation, loss on impairment, loss on extinguishment of debt, legal, accounting and other professional fees and corporate general and administrative expenses, also contributed to the decrease in operating income.

Interest Expense

Interest expense was $2,620,396 and $3,019,799 for the years ended December 31, 2025 and 2024, respectively, as follows:

	For the year ended
	December 31,		Increase /
	2025	2024	(Decrease)
Interest Expense Reconciliation
Retail center property interest expense	$1,429,525	$1,620,518	$(190,993)
Flex center property interest expense	638,760	651,086	(12,326)
STNL property interest expense	441,667	—	441,667
Addback: Amortization of capitalized loan issuance costs	96,850	100,479	(3,629)
Addback: Other interest expense	13,594	647,716	(634,122)
Total Interest Expense from Consolidated Statements of Operations	$2,620,396	$3,019,799	$(399,403)

Total interest expense for the year ended December 31, 2025 decreased by $399,403 from the year ended December 31, 2024. This decrease was primarily a result of decreased interest from the sale of the Hanover Square Shopping Center Property and the redemption of the mandatorily redeemable preferred stock, offset by new interest expense from the Farmers Line of Credit and Tesla DST Mortgage.  Other interest expense, above, includes (i) other interest, (ii) preferred dividends on mandatorily redeemable preferred stock and (iii) non-cash amortization of discounts and capitalized issuance costs related to the mandatorily redeemable preferred stock.  See Note 5 of the accompanying notes to the consolidated financial statements.

Other Income

During the year ended December 31, 2025, other income was $361,498, which consisted of $162,749 in lease termination fees, $172,931 in insurance proceeds for property damage at our Franklin Square Property, and $25,828 in interest income. This is an increase of $272,642 from other income of $88,856 for the year ended December 31, 2024, which consisted of $54,064 in interest income and $34,792 in gain on the extinguishment of lease liabilities.

Other Expense

During the year ended December 31, 2025, other expense was $224,777, which consisted of $180,751 in loss related to the fair value change of the interest rate cap and $44,026 in unrealized loss on crypto assets.  This is an increase of $168,452 from other expense of $56,325 for the year ended December 31, 2024, which was related to the fair value change of the interest rate cap.

Net (Loss) Income

Net loss was $1,935,773 for the year ended December 31, 2025, before adjustments for net loss attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common stockholders was $2,388,837.

Net loss for the year ended December 31, 2025 represented a decrease of $2,680,098 from the net income of $744,325 for the year ended December 31, 2024, before adjustments for net (loss) income attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common stockholders for the year ended December 31, 2025 increased by $2,416,361 over the net income of $27,524 for the year ended December 31, 2024.

Other Non-GAAP Measures

Funds from Operations and Adjusted Funds from Operations

Although our company has revoked its REIT election, for the periods during which we operated under REIT status, we used funds from operations (“FFO”), a non-GAAP measure, as an alternative measure of our operating performance, specifically as it relates to results of operations and liquidity. We compute FFO in accordance with standards established by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”) in its December 2018 White Paper (the “NAREIT White Paper”). As defined in the NAREIT White Paper, FFO represents net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus real estate related depreciation and amortization (excluding amortization of loan origination costs and above and below market leases) and after adjustments for unconsolidated partnerships and joint ventures. Most industry analysts and equity REITs, including us, consider FFO to be an appropriate supplemental measure of operating performance because, by excluding gains or losses on dispositions and excluding depreciation, FFO is a helpful tool that can assist in the comparison of the operating performance of a company’s real estate between periods, or as compared to different companies. Management uses FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, while historically real estate values have risen or fallen with market conditions. Accordingly, we believe FFO provides a valuable alternative measurement tool to GAAP when presenting our operating results.

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

The following table reconciles our calculations of FFO, which is a non-GAAP measurement, to net (loss) income, the most directly comparable GAAP financial measure, for the years ended December 31, 2025 and 2024:

	For the year ended
	December 31,
	2025	2024
Net (loss) income	$(1,935,773)	744,325
Depreciation of tangible real property assets (1)	2,114,683	2,342,416
Depreciation of tenant improvements (2)	577,377	757,318
Amortization of tenant improvement lease incentives (3)	1,236	2,964
Amortization of leasing commissions (4)	212,871	199,465
Amortization of intangible lease assets (5)	442,646	616,284
Gain on disposal of investment property (6)	(731,439)	(2,819,502)
Loss on impairment (7)	74,328	182
Gain on extinguishment of lease liability (8)	—	(34,792)
Impairment of assets held for sale (7)	662,394	—
Loss on extinguishment of debt (8)	430,644	51,837
Loss on redemption of mandatorily redeemable preferred stock (8)	9,375	47,680
Funds from operations (FFO)	$1,858,342	$1,908,177
(1)	Depreciation expense for buildings and site improvements.
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
(5)

Amortization of intangible lease assets acquired as part of the purchase of the retail center properties, flex center properties and STNL properties, including leasing commissions, leases in place and legal and marketing costs.

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

We will evaluate the continued use of FFO and AFFO as a non-GAAP,  alternative measure of our operating performance in future periods.

Total AFFO for the years ended December 31, 2025 and 2024 was as follows:

	For the year ended
	December 31,
	2025	2024
Funds from operations	$1,858,342	$1,908,177
Amortization of above market leases (1)	20,405	40,850
Amortization of below market leases (2)	(161,751)	(296,211)
Straight line rent (3)	(207,826)	(99,106)
Capital expenditures (4)	(1,516,416)	(902,397)
Decrease in fair value of interest rate cap (5)	180,751	56,325
Unrealized loss on crypto assets (6)	44,026	—
Amortization of loan issuance costs (7)	96,850	100,479
Amortization of preferred stock discount and offering costs (8)	2,404	246,966
Share-based compensation (9)	397,182	277,500
Bad debt expense (10)	2,382	39,910
Adjusted funds from operations (AFFO)	$716,349	$1,372,493
(1)	Adjustment to FFO resulting from non-cash amortization of intangible lease assets.
(2)	Adjustment to FFO resulting from non-cash amortization of intangible lease liabilities.
(3)	Adjustment to FFO resulting from non-cash revenues recognized as a result of applying straight line revenue recognition for the retail center properties and flex center properties.
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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer, regarding the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report. Based on the foregoing, our Chief Executive Officer has concluded, as of December 31, 2025, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer, evaluated, as of December 31, 2025, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our Chief Executive Officer concluded that our internal control over financial reporting, as of December 31, 2025, were effective.

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

ITEM 9B. OTHER INFORMATION

Disclosure Pursuant to Item 2.01 of Form 8-K – Completion of Acquisition or Disposition of Assets

As previously disclosed in the Form 8-K filed with the Securities and Exchange Commission by the Company on December 30, 2025, on December 29, 2025, MDR Parkway, LLC, a Delaware limited liability company (the “MDR Parkway”), a wholly owned subsidiary of the Company, and PMI Parkway, LLC, a Delaware limited liability company not affiliated with the Company (together with MDR Parkway, the “Sellers”) entered into a Purchase and Sale Agreement (the “Agreement”), with Club Forest International Parkway, a Virginia limited liability company (the “Purchaser”), whereby the Purchaser agreed to acquire from the Sellers the property located 2697 International Parkway, Virginia Beach, Virginia, commonly known as the Parkway Property (the “Parkway Property”).

On February 27, 2026, the Company closed on the sale of the Parkway Property (the “Disposition”). The total purchase price paid for the Parkway Property was $7,825,000. The sale was based on arm’s length negotiations with an unaffiliated purchaser. The Company used $4,735,614 from the proceeds from the sale of the Parkway Property to repay a portion of existing debt.

The foregoing description is only a summary of the material provisions of the Agreement and is qualified in its entirety by reference to the full text of the Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on 8-K filed on December 30, 2025.

Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933). Our company adopted a Rule 10b5-1 trading arrangement on March 14, 2024.  We made subsequent modifications to our Rule 10b5-1 plan on June 11, 2024, September 15, 2024 and November 19, 2024.  In all cases, such modifications were to change the price at or below which shares were authorized to be purchased.  The 10b5-1 Plan expired on May 15, 2025 and no further repurchases have been made. Accordingly, there was no share repurchase activity during the quarterly period ended December 31, 2025.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be included in the Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The information required by this Item will be included in the Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in the Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in the Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accounting Firm

The information required by this Item will be included in the Proxy Statement, which we anticipate will be filed no later than 120 days after the end of our fiscal year ended December 31, 2025, and is incorporated herein by reference.

69

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this report:

1.Financial Statements. See Index to Financial Statements.

2.Schedules to Financial Statements. See Index to Financial Statements.

All financial statement schedules not included have been omitted because they are either inapplicable or the information required is provided in our Financial Statements and Notes thereto.

3.Exhibits. See Exhibit Index below.

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

70

MEDALIST DIVERSIFIED, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Medalist Diversified, Inc.

Richmond, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Medalist Diversified, Inc., formerly Medalist Diversified REIT, Inc., and its Subsidiaries, (collectively, the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025 and the related notes and schedule III (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of Investment Properties for Impairment

Description of Matter

At December 31, 2025, the Company’s investment properties and assets held for sale totaled $41,187,188, net, and $28,299,993, net, respectively. As more fully described in Note 2 to the consolidated financial statements, the Company evaluates its investment properties, which include assets held for sale, for impairment whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable. Management evaluates various qualitative factors in determining whether or not events or changes in circumstances indicate that the carrying amount of an investment property may not be recoverable. The Company estimates undiscounted cash flows of an investment property using observable and unobservable inputs such as historical and forecasted cash flows, net operating income and residual values, leasing prospects and local market information.

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

How We Addressed the Matter in Our Audit

To test the Company’s evaluation of investment properties for impairment, we performed audit procedures that included, among others, obtaining an understanding of the internal controls and processes in place over the Company’s investment property impairment review process, assessing the methodologies applied, evaluating the significant assumptions discussed above and testing the completeness and accuracy of the underlying data used in the analysis. We reviewed qualitative factors to determine whether any events or circumstances indicated that the carrying amount of the Company’s investment properties may not be recoverable.  We performed site visits for a sample of tenants to verify there were no signs of physical impairment, or unexpected or undocumented vacancies.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2017.

Richmond, Virginia

March 2, 2026

PART I.FINANCIAL INFORMATION

Item 1.   Financial Statements

Medalist Diversified, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2025	2024
ASSETS
Investment properties, net	$41,187,188	$64,424,038
Cash	2,631,964	4,776,021
Restricted cash	1,502,106	1,296,715
Rent and other receivables, net of allowance of $0 as of December 31, 2025 and December 31, 2024, respectively	387,782	331,096
Assets held for sale	28,299,993	—
Unbilled rent	1,272,531	1,114,365
Intangible lease assets, net	1,259,021	2,187,732
Other intangible assets	293,902	—
Other assets	905,124	967,735
Total Assets	$77,739,611	$75,097,702

LIABILITIES
Accounts payable and accrued liabilities	$1,011,528	$1,185,809
Liabilities associated with assets held for sale	19,002,311	—
Intangible lease liabilities, net	784,987	1,420,364
Mortgages payable, net	32,828,863	50,001,062
Mandatorily redeemable preferred stock, net	—	1,488,221
Total Liabilities	$53,627,689	$54,095,456

EQUITY
Common stock, $0.01 par value, 750,000,000 shares authorized, 1,110,000 and 1,345,260 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	$11,100	13,453
Additional paid-in capital	51,957,534	54,450,272
Offering costs	(3,777,793)	(3,404,055)
Accumulated deficit	(38,761,731)	(36,027,063)
Total Stockholders' Equity	9,429,110	15,032,607
Noncontrolling interests - Parkway Property	378,105	414,869
Noncontrolling interests - Operating Partnership	14,304,707	5,554,770
Total Equity	$24,111,922	$21,002,246
Total Liabilities and Equity	$77,739,611	$75,097,702

See notes to consolidated financial statements

Medalist Diversified, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended
	December 31,
	2025	2024
REVENUE
Retail center property revenues	$6,313,227	$6,624,734
Flex center property revenues	2,820,588	2,750,499
Single tenant net lease property revenues	1,262,803	359,894
Total Revenue	$10,396,618	$9,735,127

OPERATING EXPENSES
Retail center property operating expenses	$1,874,296	$1,621,898
Flex center property operating expenses	728,820	697,864
Single tenant net lease property operating expenses	175,116	31,977
Bad debt expense	2,382	39,910
Share based compensation expense	397,182	277,500
Legal, accounting and other professional fees	1,594,707	1,170,270
Corporate general and administrative expenses	1,283,334	968,435
Loss on impairment	74,328	182
Impairment of assets held for sale	662,394	—
Depreciation and amortization	3,347,577	3,915,483
Total Operating Expenses	10,140,136	8,723,519
Gain on disposal of investment properties	731,439	2,819,502
Loss on extinguishment of debt	(430,644)	(51,837)
Loss on redemption of mandatorily redeemable preferred stock	(9,375)	(47,680)
Operating Income	547,902	3,731,593
Interest expense	2,620,396	3,019,799
Net (Loss) Income from Operations	(2,072,494)	711,794
Other income	361,498	88,856
Other expense	(224,777)	(56,325)
Net (Loss) Income	(1,935,773)	744,325
Less: Net income attributable to Hanover Square Property noncontrolling interests	—	453,928
Less: Net income (loss) attributable to Parkway Property noncontrolling interests	1,036	(3,234)
Less: Net income attributable to Operating Partnership noncontrolling interests	452,028	266,107
Net (Loss) Income Attributable to Medalist Common Stockholders	$(2,388,837)	$27,524

Loss per common share - basic and diluted	$(1.90)	$—
Weighted-average number of shares - basic and diluted	1,258,602	—

Earnings per common share - basic	$—	$0.024
Weighted-average number of shares - basic	—	1,127,768

Earnings per common share - diluted	$—	$0.03
Weighted-average number of shares - diluted	—	1,132,588

Dividends paid per common share	$0.2675	$0.17

See notes to consolidated financial statements

Medalist Diversified, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the years ended December 31, 2025 and 2024

							Noncontrolling Interests
	Common Stock					Total	Hanover
			Additional	Offering	Accumulated	Stockholders'	Square	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Property	Partnership	Total Equity

Balance, December 31, 2023	1,109,405	$11,094	$51,525,303	$(3,350,946)	$(35,864,693)	$12,320,758	$119,140	$453,203	$837,320	$13,730,421

Common stock issuances	230,000	2,300	2,872,700	—	—	2,875,000	—	—	—	2,875,000
Common stock repurchases	(2,830)	(28)	(32,439)	—	—	(32,467)	—	—	—	(32,467)
Share based compensation	8,910	89	87,411	—	—	87,500	—	—	190,000	277,500
Redemption of operating partnership units	—	—	—	—	—	—	—	—	(93,220)	(93,220)
Retire fractional shares resulting from reverse stock split	(225)	(2)	(2,703)	—	—	(2,705)	—	—	—	(2,705)
Offering costs	—	—	—	(53,109)	—	(53,109)	—	—	—	(53,109)
Net income (loss)	—	—	—	—	27,524	27,524	453,928	(3,234)	266,107	744,325
Dividends and distributions	—	—	—	—	(189,894)	(189,894)	(516,596)	(35,100)	(45,437)	(787,027)
Non-controlling interests	—	—	—	—	—	—	(56,472)	—	4,400,000	4,343,528

Balance, December 31, 2024	1,345,260	$13,453	$54,450,272	$(3,404,055)	$(36,027,063)	$15,032,607	$—	$414,869	$5,554,770	$21,002,246

Share based compensation	18,469	184	221,998	—	—	222,182	—	—	175,000	397,182
Common stock repurchases	(11,320)	(113)	(140,675)	—	—	(140,788)	—	—	—	(140,788)
Exchange of common shares for operating partnership units	(242,409)	(2,424)	(2,574,061)	—	—	(2,576,485)	—	—	2,576,485	—
Offering costs	—	—	—	(373,738)	—	(373,738)	—	—	—	(373,738)
Net (loss) income	—	—	—	—	(2,388,837)	(2,388,837)	—	1,036	452,028	(1,935,773)
Dividends and distributions	—	—	—	—	(345,831)	(345,831)	—	(37,800)	(218,576)	(602,207)
Non-controlling interests	—	—	—	—	—	—	—	—	5,765,000	5,765,000

Balance, December 31, 2025	1,110,000	$11,100	$51,957,534	$(3,777,793)	$(38,761,731)	$9,429,110	$—	$378,105	$14,304,707	$24,111,922

See notes to consolidated financial statements

Medalist Diversified, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(1,935,773)	$744,325
Adjustments to reconcile consolidated net (loss) income to net cash flows from operating activities
Depreciation	2,904,931	3,299,199
Amortization	442,646	616,284
Loan cost amortization	96,850	100,479
Mandatorily redeemable preferred stock issuance cost and discount amortization	2,404	246,966
Amortization of lease incentives	1,236	2,964
Above (below) market lease amortization, net	(141,346)	(255,361)
Bad debt expense	2,382	39,910
Share-based compensation	397,182	277,500
Loss on impairment	74,328	182
Gain on extinguishment of lease liability	—	(34,792)
Loss on extinguishment of debt	430,644	51,837
Loss on redemption of mandatorily redeemable preferred stock	9,375	47,680
Impairment of assets held for sale	662,394	—
Unrealized loss on crypto assets	44,026	—
Gain on disposal of investment property	(731,439)	(2,819,502)
Changes in assets and liabilities
Rent and other receivables	(59,068)	(78,388)
Unbilled rent	(207,825)	(99,106)
Other assets	(225,257)	(434,800)
Accounts payable and accrued liabilities	(236,939)	90,760
Net cash flows from operating activities	1,530,751	1,796,137

CASH FLOWS FROM INVESTING ACTIVITIES
Investment property acquisitions	(14,714,513)	(145,345)
Capital expenditures	(1,453,758)	(902,397)
Cash received from disposal of investment property, net	9,526,340	3,110,149
Purchase of crypto assets	(337,928)	—
Net cash flows from investing activities	(6,979,859)	2,062,407

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends and distributions paid	(602,207)	(787,027)
Repayment of line of credit, short term	(14,700,000)	(1,000,000)
Operating partnership unit redemption	—	(93,220)
Proceeds from line of credit, short term	14,321,378	—
Proceeds from mortgages payable, net	7,505,754	—
Repayment of mortgages payable	(1,133,907)	(958,579)
Capitalized closing costs for Wells Fargo LOC renewal and increase	—	(43,306)
Redemption of mandatorily redeemable preferred stock	(1,500,000)	(3,500,000)
Proceeds from sales of common stock, net of capitalized offering costs	—	2,851,977
Proceeds from sales of Operating Partnership Units, net of capitalized offering costs	—	1,969,914
Offering costs paid related to DST offering	(239,788)	—
Repurchases of common stock, including costs and fees	(140,788)	(32,467)
Retire fractional shares resulting from reverse stock split	—	(2,705)
Net cash flows from financing activities	3,510,442	(1,595,413)

(DECREASE) INCREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(1,938,666)	2,263,131
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	6,072,736	3,809,605
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$4,134,070	$6,072,736

CASH AND CASH EQUIVALENTS, end of period, shown in consolidated balance sheets	2,631,964	4,776,021
RESTRICTED CASH, end of period, shown in consolidated balance sheets	1,502,106	1,296,715
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the consolidated statements of cash flows	$4,134,070	$6,072,736

Supplemental Disclosures and Non-Cash Activities:
Other cash transactions:
Interest paid	$2,642,325	$2,928,549

Non-cash transactions:
Issuance of operating partnership units for Citibank Acquisition	$—	$2,400,000
Issuance of operating partnership units for Buffalo Wild Wings and United Rentals Acquisitions	5,765,000	—
Exchange of common stock for operating partnership units	2,576,485	—
Transfer of investment properties, net, to assets held for sale	27,080,926	—
Transfer of intangible lease assets, net, to assets held for sale	960,876	—
Transfer of mortgages payable, net, to mortgages payable, net, associated with assets held for sale	16,320,481	—
Transfer of intangible lease liabilities, net, to liabilities, net, associated with assets held for sale	529,681	—
Transfer of other assets to offering costs	133,950	—
Capital expenditures accrued as of December 31, 2025 and 2024, respectively	62,658	—

See notes to consolidated financial statements

Medalist Diversified, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.      Organization and Basis of Presentation and Consolidation

Medalist Diversified, Inc. (“Medalist”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, Medalist elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes.  Effective on January 1, 2026, Medalist terminated its election to be taxed as a REIT.  Medalist serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015. As of December 31, 2025, Medalist, through the Operating Partnership, owned and operated ten developed properties consisting of three retail center properties, three flex center properties, and four single tenant net lease (“STNL”) properties, and two undeveloped parcels. In addition, as of December 31, 2025, Medalist, through the Operating Partnership, owned Own Digital Treasury TRS, LLC, which was formed to acquire and hold digital and other non-real estate assets, and MDRR Sponsor TRS, LLC, which was formed to serve as the sponsor of the Operating Partnership’s Delaware statutory trust (“DST”) program, and which holds ownership of additional entities required for the Operating Partnership’s DST sponsorship program, as illustrated below.  During the tax years under which Medalist elected to be taxed as a REIT, Own Digital Treasury TRS, LLC and MDRR Sponsor TRS, LLC elected to be treated as taxable REIT subsidiaries (“TRS”).

The use of the word “Company” refers to Medalist and its consolidated subsidiaries, except where the context otherwise requires. The Company includes Medalist, the Operating Partnership, wholly owned limited liability companies which own or operate the properties and Medalist’s other business activities.

Medalist Diversified, Inc.
Limited Partners
50.02 %
Medalist Diversified Holdings, LP
Retail Center Properties
Franklin Square
Ashley Plaza
Lancer Center
Flex Center Properties
Brookfield Center
Greenbrier Business Center
82% TIC Interest
Noncontrolling Owner (18%)
Parkway Center
Single Tenant Net Lease Properties
Citibank Property
East Coast Wings Property
T-Mobile Property
Undeveloped Parcels
Hanover Square Outparcel
Lancer Center Outparcel
OWN Digital Treasury TRS, LLC
MDRR Sponsor TRS, LLC
Non-Affiliated Owners – Class 1 Beneficial Interests – 0%
MDRR XXV Depositor 1, LLC
MDRR XXV Trust Manager 1, LLC
Class 2 Beneficial Interests – 100%
MDRR XXV DST 1
Tesla Pensacola
Indicates role as Trust Manager of DST

As of December 31, 2025, the Company owned three retail center properties consisting of (i) the Shops at Franklin Square, a 134,239 square foot retail property located in Gastonia, North Carolina (the “Franklin Square Property”), (ii) the Ashley Plaza Shopping Center, a 156,012 square foot retail property located in Goldsboro, North Carolina (the “Ashley Plaza Property”) and (iii) the Lancer Center, a 181,590 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”).

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

The Company owns four STNL properties consisting of (i) the Citibank Property, a 4,350 square foot single tenant building on 0.45 acres located in Chicago, Illinois (the “Citibank Property”), (ii) the East Coast Wings building, a 5,000 square foot single tenant building on approximately 0.89 acres located in Goldsboro, North Carolina (the “East Coast Wings Property”), (iii) the T-Mobile building, a 3,000 square foot single tenant building on approximately 0.78 acres located in Goldsboro, North Carolina (the “T-Mobile Property”) (the East Coast Wings Property and the T-Mobile Property are both located on outparcels adjacent to the Ashley Plaza Property) and (iv) 100% of the class 2 beneficial interests in MDRR XXV DST 1 (“XXV DST”), the DST that owns a Tesla sales, service, and distribution facility, a 45,461 square foot, single story building on 3.498 acres of land located in Pensacola, Florida (the “Tesla Pensacola Property”).

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

The Company was formed to acquire, reposition, renovate, lease and manage income-producing properties.  The Company’s current primary focus is to implement the strategic repositioning initiated during 2025.  Effective January 1, 2026, the Company revoked its REIT status and is transitioning its primary focus to build the DST Program to generate fee income and increase assets under management. The Company will continue to evaluate direct and indirect real estate investments that support the DST Program, including opportunities within the Company’s existing portfolio, including selective disposition of properties from the Company’s portfolio to generate capital for the DST Program.

The Company’s efforts to scale the DST Program will be focused on identifying real estate investments suitable for DST vehicles that offer competitive, risk-adjusted returns, with a focus on net lease assets with nationally recognized tenants or those with investment grade credit ratings, in larger metropolitan areas experiencing high levels of growth in the southeast, mountain states, and California.  Industry focuses will include, but not be limited to, retail, medical, and single tenant industrial and warehouse uses.

The Company may also pursue, in an opportunistic manner, other real estate and non-real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, indirect investments in real property, such as those that may be obtained in a joint venture, and ownership of crypto assets, other equity investments, including marketable securities, short-duration U.S. treasuries, and other investment-grade marketable securities.  While these types of investments are not intended to be a primary focus, the Company may make such investments at the discretion of the Company’s Board of Directors (the “Board”).

2.Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, the Operating Partnership and any single member limited liability companies or other entities which are consolidated in accordance with U.S. GAAP. The Company consolidates variable interest entities (“VIEs”) where it is the primary beneficiary. All intercompany balances are eliminated in consolidation.

Variable Interest Entities

The Company evaluates its interests in other entities in accordance with guidance in Accounting Standards Codification (“ASC”) Topic 810, Consolidation which provides that the Company consolidate variable interest entities (“VIE”) when it is deemed to be the primary beneficiary.  If it is not deemed to be the primary beneficiary, the entity is not consolidated and is instead accounted for in accordance with other appropriate accounting methods.  The analysis is performed upon the initial investment and then re-performed upon substantive events including changes in equity interests or operations.

The Company first identifies if its interests obligate it to absorb expected losses or entitle it to expected residual returns (i.e., are the interests variable).  Variable interests can include equity or contractual interests in an entity.  If the Company is deemed to hold a variable interest. The Company then determines if an entity is a VIE. An entity is deemed to be a VIE if it has any of the following characteristics: (i) it lacks sufficient equity investment at risk to finance its activities, (ii) its equity holders lack the characteristics of a controlling financial interest, or (iii) it is structured where the Company’s non-substantive voting rights are not proportional to the economic interests.

In this evaluation, the Company makes judgments regarding the sufficiency of the equity at risk based first on a qualitative analysis, then a quantitative analysis, if necessary. A qualitative analysis is generally based on a review of the design of the entity, including its control structure and decision-making abilities, and also its financial structure. In a quantitative analysis, the Company would incorporate various estimates, including estimated future cash flows, assumed hold periods and capitalization or discount rates.

If an entity is determined to be a VIE, the Company then determines whether to consolidate the entity as the primary beneficiary. The primary beneficiary has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the entity. The Company evaluates all of its investments in real estate-related assets to determine if they are VIEs utilizing judgments and estimates that are inherently subjective.  If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether an entity is a VIE and whether to consolidate such entity.

As of December 31, 2025, the Company has determined itself to be the primary beneficiary of the XXV DST VIE because the Company owns 100% of the beneficial interests in the XXV DST and has a significant variable interest in and control over the entity.  Therefore, the Company has consolidated the XXV DST entity.

The XXV DST was formed by MDR XXV Sponsor, TRS, a wholly owned subsidiary of the Company, to hold title to the Tesla Property and expects to offer beneficial interests in the DST to accredited investors in a private placement under Regulation D, the proceeds of which will be used to redeem the Company’s beneficial interests for cash. Upon completion of such offering, the Company expects to no longer retain an ownership interest in the DST but will continue to control the Tesla Property’s operations as the Trust Manager of the XXV DST. The Company expects to continue consolidating the DST in its consolidated financial statements under applicable accounting guidance until it has sold greater than 50% of the beneficial interests in the DST, at which time the Company will account for its ownership of any remaining beneficial interests in the DST under the equity method of accounting or other appropriate method.  The Company will also consider situations in which it owns more than 50% of the beneficial interests in a DST, but lacks the other VIE considerations discussed above.

Investment Properties

Accounting Standards Codification (“ASC”) 805 mandates that “an acquiring entity shall allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition.” ASC 805 results in an allocation of acquisition costs to both tangible and intangible assets associated with income producing real estate. Tangible assets include land, buildings, site improvements, tenant improvements and furniture, fixtures and equipment, while intangible lease assets include the value of in-place leases, lease origination costs (leasing commissions and tenant improvements), legal and marketing costs and leasehold assets and liabilities (above or below market leases), among others.

The Company uses independent, third-party consultants to assist management with its ASC 805 evaluations. The Company determines fair value based on accepted valuation methodologies including the cost, market, and income capitalization approaches. The purchase price is allocated to the tangible and intangible lease assets identified in the evaluation.

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

During June 2025, the Company committed to a plan to sell an asset group associated with the Salisbury Marketplace Property that included the land, site improvements, building, building improvements, tenant improvements, capitalized leasing commissions, and intangible lease assets. As a result, as of June 26, 2025, the Company reclassified these assets and the related mortgage payable, net for the Salisbury Marketplace Property, as assets held for sale and liabilities associated with assets held for sale, respectively. Under ASC 360, depreciation of assets held for sale is discontinued, so no further depreciation or amortization was recorded subsequent to June 26, 2025.  As of June 26, 2025, the Company determined that the fair value, less estimated costs to sell, of the Salisbury Marketplace Property exceeded its carrying value. The Company based its estimate of the fair value of the Salisbury Marketplace Property on the proposed purchase prices included in written offers received from potential purchasers, less estimated closing costs, a level 2 input. The fair value measurement date was as of June 26, 2025.  The Company completed the sale of the Salisbury Marketplace Property on October 23, 2025 (see Note 3, below).

As of July 18, 2025, the date the Company acquired the Tesla Pensacola Property, the Company had committed to a plan to contribute the Tesla Pensacola Property to its first DST and to sell beneficial interests in the DST.  The Company’s plan was for an asset group that includes the land, site improvements, building, building improvements, tenant improvements, capitalized leasing commissions, and intangible lease assets and liabilities associated with the Tesla Pensacola Property.  On November 7, 2025, the Company completed the contribution of the Tesla Pensacola Property to XXV DST for 100% of the class 2 beneficial ownership interests in XXV DST.  As of December 31, 2025, the Company had not sold any class 1 beneficial interests in XXV DST.

As of September 30, 2025, the Company determined that the carrying value of the Tesla Pensacola Property exceeded its fair value, less estimated costs to sell, by $120,000, which is recorded as loss on impairment of assets held for sale on the Company’s consolidated statements of operations. The Company based its estimate of the fair value of the Tesla Pensacola Property on the proposed contribution value of the Tesla Pensacola Property to the DST, which is equal to the Company’s acquisition cost, a level 2 input. The fair value measurement date was as of September 30, 2025 (see Note 3, below).

During August 2025, the Company committed to a plan to sell an asset group associated with the Greenbrier Business Center Property that included the land, site improvements, building, building improvements, tenant improvements, capitalized leasing commissions, and intangible lease assets. As a result, as of August 31, 2025, the Company reclassified these assets and the related mortgage payable, net for the Greenbrier Business Center Property, as assets held for sale and liabilities associated with assets held for sale, respectively.  Under ASC 360, depreciation of assets held for sale is discontinued, so no further depreciation or amortization was recorded subsequent to August 31, 2025.  As of August 31, 2025, and December 31, 2025, the Company determined that the fair value, less estimated costs to sell, of the Greenbrier Business Center Property exceeded its carrying value. The Company based its estimate of the fair value of the Greenbrier Business Center Property on the proposed purchase prices included in written offers received from potential purchasers, less estimated closing costs, a level 2 input. The fair value measurement date was as of September 30, 2025 (see Note 3, below).

During December 2025, the Company committed to a plan to sell an asset group associated with the Parkway Property that included the land, site improvements, building, building improvements, tenant improvements, capitalized leasing commissions, and intangible lease assets. As a result, as of December 31, 2025, the Company reclassified these assets and the related mortgage payable, net for the Parkway Property, as assets held for sale and liabilities associated with assets held for sale, respectively.  Under ASC 360 no further depreciation or amortization will be recorded subsequent to December 31, 2025.  As of December 31, 2025, the Company determined that the fair value, less estimated costs to sell, of the Parkway Property exceeded its carrying value. The Company based its estimate of the fair value of the Parkway Property on the purchase price included in the purchase and sale agreement, less estimated closing costs, a level 2 input. The fair value measurement date was as of December 31, 2025 (see Note 3, below).

Intangible Lease Assets and Liabilities, net

The Company determines, through the ASC 805 evaluation, the above and below market lease intangibles upon acquiring a property. Intangible lease assets (or liabilities) such as above or below-market leases and in-place lease value are recorded at fair value and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases. The Company amortizes amounts allocated to tenant improvements, in-place lease assets and other lease-related intangibles over the remaining life of the underlying leases. The analysis is conducted on a lease-by-lease basis.

During the year ended December 31, 2025, the Company recorded intangible lease assets and intangible lease liabilities associated with the acquisition of the Buffalo Wild Wings and United Rentals Properties, and transferred intangible lease assets and liabilities, respectively, associated with the Salisbury Marketplace, Greenbrier Business Center, Buffalo Wild Wings and United Rentals Properties to assets held for sale and intangible liabilities held for sale.  During the year ended December 31, 2025, the Company recorded intangible lease assets and intangible lease liabilities associated with assets held for sale related to the acquisition of the Tesla Pensacola Property.  Additionally, during the year ended December 31, 2025, the Company wrote off intangible lease assets and intangible lease liabilities associated with assets held for sale resulting from the sale of the Salisbury Marketplace, Buffalo Wild Wings and United Rentals Properties.

During the year ended December 31, 2024, the Company recorded intangible lease assets and intangible lease liabilities associated with the acquisition of the Citibank Property.

Details of the deferred costs, net of amortization, arising from the Company’s purchases of its investment properties are as follows:

	December 31,
	2025	2024
Intangible lease assets, net
Leasing commissions	$501,389	$760,175
Legal and marketing costs	27,516	68,721
Above market leases	36,370	66,056
Leases in place	693,746	1,292,780
	$1,259,021	$2,187,732

Intangible lease liabilities, net
Below market leases	$(784,987)	$(1,420,364)

As of December 31, 2025 and 2024, the Company’s intangible lease assets and liabilities associated with assets held for sale were as follows:

	December 31,
	2025	2024
Intangible lease assets, net, associated with assets held for sale
Leasing commissions	$871,814	$—
Legal and marketing costs	771,750	—
Above market leases	10,952	—
Leases in place	3,581	—
	$1,658,097	$—

Intangible lease liabilities, net, associated with liabilities held for sale
Below market leases	(455,813)	—

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the year ended December 31, 2025 and 2024, respectively, were as follows:

	For the year ended December 31,
	2025	2024
Amortization of above market leases	$(20,405)	$(40,850)
Amortization of below market leases	161,751	296,211
Total	$141,346	$255,361

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible lease assets during the years ended December 31, 2025 and 2024, respectively, were as follows:

	For the year ended December 31,
	2025	2024
Leasing commissions	$(146,128)	$(176,345)
Legal and marketing costs	(18,396)	(37,439)
Leases in place	(278,122)	(402,500)
Total	$(442,646)	$(616,284)

As of December 31, 2025 and 2024, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $1,646,629 and $2,149,522, respectively. During the years ended December 31, 2025 and 2024, the Company wrote off $439,816 and $626,739, respectively, in accumulated amortization related to fully amortized intangible lease assets and $44,427 and $41,501, respectively, in accumulated amortization related to the write-off of intangible lease assets related to the early terminated leases, discussed below. During the year ended December 31, 2025, the Company transferred $505,723 in accumulated amortization associated with the Salisbury Marketplace, Greenbrier Business Center, Buffalo Wild Wings, United Rentals and Parkway Properties to assets held for sale.  No such transfers to assets held for sale were made during the year ended December 31, 2024.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	2026	2027	2028	2029	2030	2031-2041	Total
Intangible Lease Assets
Leasing commissions	$86,905	$73,777	$58,506	$46,058	$41,960	$194,183	$501,389
Legal and marketing costs	7,305	4,802	3,193	2,289	1,943	7,984	27,516
Above market leases	13,562	12,476	8,047	2,285	—	—	36,370
Leases in place	145,061	116,772	88,487	68,101	61,468	213,857	693,746
	$252,833	$207,827	$158,233	$118,733	$105,371	$416,024	$1,259,021

Intangible Lease Liabilities
Below market leases	$(95,276)	$(81,506)	$(69,642)	$(67,338)	$(67,338)	$(403,887)	$(784,987)

Impairment of Investment Properties and Intangible Lease Assets

The Company reviews its investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted cash flows plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges against income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as projected future operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. Other than the impairment related to the transfer of the Tesla Pensacola Property to assets held for sale, as described above, the Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the years ended December 31, 2025 and 2024, that would result in the projected value of the Company’s investment properties being below their carrying value.

However, tenant defaults and early lease terminations can also result in the recognition of impairment.  As a result of certain tenant-specific events (as described below) during the years ended December 31, 2025 and 2024, the Company recorded a loss on impairment of $74,328 and $182, respectively.  In addition, during the year ended December 31, 2024, a tenant in the Company’s Lancer Center Property defaulted on its lease. As a result, the Company determined that certain tangible assets (capitalized tenant improvements), intangible lease assets (leases in place, leasing commissions and legal and marketing costs), and intangible lease liabilities (below market lease liability) associated with the tenant’s lease should be written off. The net book value of the below market lease intangible liability was greater than the combined net book value of the remaining assets associated with the tenant’s lease, which resulted in a net gain on extinguishment of lease liabilities totaling $34,792, which is included in other income reported on the Company’s consolidated statement of operations for the year ended December 31, 2024.  No such net gain on extinguishment of lease liabilities was recorded during the year ended December 31, 2025.

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the years ended December 31, 2025 and 2024, respectively.

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

The Company places its cash and cash equivalents and any restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s credit loss in the event of failure of these financial institutions’ is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions credit worthiness in conjunction with balances on deposit to minimize risk. As of December 31, 2025, the Company held two cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $1,640,474.  As of December 31, 2024, the Company held four cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $3,802,408.

Restricted cash represents amounts held by the Company for tenant security deposits, escrow deposits held by lenders for real estate taxes and insurance premiums, and capital reserves held by lenders for investment property capital improvements.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of December 31, 2025 and 2024, the Company reported $258,899 and $245,060, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes and insurance premiums. As of December 31, 2025 and 2024, the Company reported $139,674 and $108,611, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions and tenant improvements. As of December 31, 2025 and 2024, the Company reported $1,103,533 and $943,044, respectively, in capital property reserves.

	December 31,
Property and Purpose of Reserve	2025	2024
Ashley Plaza Property – maintenance and leasing cost reserve	519,177	337,187
Brookfield Center Property – maintenance and leasing cost reserve	81,355	95,325
Franklin Square Property – leasing costs	503,001	510,532
Total	$1,103,533	$943,044

Crypto Assets (Bitcoin)

The Company accounts for its crypto asset holdings in accordance with ASU 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”).  Under ASU 2023-08, crypto assets are measured at fair value, with realized and unrealized changes in fair value recognized in net income each reporting period. Fair value is determined using Level 1 inputs based on quoted prices in active markets.  Crypto assets are classified as other intangible assets on the Company’s consolidated balance sheet. The Company does not amortize crypto assets and does not assess crypto assets for impairment under this standard, as gains and losses are recorded through the income statement.  Gains and losses are recorded under other income or other expense, as appropriate, on the Company’s consolidated statements of operations.

A reconciliation of the Company’s crypto asset activity for the years ended December 31, 2025 and 2024 is as follows:

	For the year ended
	December 31,
	2025	2024
Beginning balance	$—	$—
Purchases (1)	337,928	—
Sales	—	—
Realized gain (loss)	—	—
Unrealized loss	(44,026)	—
Ending Balance	$293,902	$—

(1)For the year ended December 31, 2025, purchases of 3.36 bitcoin at an average price of $100,459 plus transaction fees of $506.

Share Retirement

ASC 505 provides guidance on accounting for share retirement and establishes two alternative methods for accounting for the purchase price paid in excess of par value. The Company has elected the method by which the excess between par value and the purchase price, including costs and fees, is recorded to additional paid in capital on the Company’s consolidated balance sheets. During the year ended December 31, 2025, the Company repurchased 11,320 shares of common stock, $0.01 par value per share (“Common Shares”) at a total cost of $140,788, including $280 in fees associated with this repurchase, and at an average price of $12.44 per Common Share (including the impact of fees). The total repurchase price was recorded to Common Shares and additional paid in capital on the Company’s consolidated balance sheets.  For the year ended December 31, 2025, $113, was recorded to Common Shares and the difference, $140,675, was recorded to additional paid in capital on the Company’s consolidated balance sheet. During the year ended December 31, 2024, the Company repurchased 2,830 Common Shares at a total cost of $32,467, including $62 in fees, and at an average price of $11.47 per Common Share (including the impact of fees). Of the total repurchase price, $28 was recorded to Common Shares and the difference, $32,439, was recorded to additional paid in capital on the Company’s consolidated balance sheet.

Revenue Recognition

Retail, Flex, and Single Tenant Net Lease Property Revenues

The Company recognizes minimum rents from its retail center properties, flex center properties and STNL properties on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the consolidated balance sheets. As of December 31, 2025 and 2024, the Company reported $1,272,531 and $1,114,365, respectively, in unbilled rent.

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

The Company recognizes differences between previously estimated recoveries and the estimated final billed amounts in the year in which the amounts become final. During the years ended December 31, 2025 and 2024, the Company recognized $319,672 and $164,239, respectively, in retail center, flex center property and STNL property tenant reimbursement revenues resulting from differences between the estimated final billed amounts and previously estimated recoveries. The Company includes these tenant reimbursement revenues on the consolidated statements of operations under the captions "Retail center property revenues”, “Flex center property revenues”, and “Single tenant net lease property revenues.”

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, any unrecovered intangibles and other assets are written off as a loss on impairment. (See Impairment, above.). During the year ended December 31, 2025, the Company received $147,749 in termination fees from two tenants in the Company’s Franklin Square Property and a $15,000 termination fee from a tenant in the Company’s Brookfield Center Property.  The Company recorded this lease termination fee as other income on the Company’s consolidated statements of operations for the year ended December 31, 2025.  The Company did not receive any lease termination fees during the year ended December 31, 2024.

Rent and Other Receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of December 31, 2025 and 2024, the Company’s allowance for uncollectible rent totaled $0, based on management’s review of individual tenants’ outstanding receivables. Management determined that no additional general reserve is considered necessary as of December 31, 2025 and 2024, respectively.

Income Taxes

Beginning with the Company’s taxable year ended December 31, 2017, and ending on December 31, 2025, Medalist elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain REIT status, the regulations require a REIT to distribute at least 90% of its taxable income to stockholders and meet certain other asset and income tests, as well as other requirements.  The Company believes that it operated in a manner that met these requirements during those taxable years. Effective on January 1, 2026, Medalist terminated its election to be taxed as a REIT and will be subject to tax at regular corporate rates. The Company may not re-elect to be taxed as a REIT for five years.

During the year ended December 31, 2025, neither of the Company’s entities that elected to be taxed as a TRS (Own Digital Treasury TRS, LLC, and MDRR XXV Sponsor, LLC) generated taxable income, so no income tax expense was recorded. These entities were formed during 2025, so during the year ended December 31, 2024, no income tax expense was recorded.

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

Noncontrolling Interests

The ownership interests not held by Medalist are considered noncontrolling interests. There are three elements of noncontrolling interests in the capital structure of the Company. These noncontrolling interests have been reported in equity on the consolidated balance sheets but separate from the Company’s equity. On the consolidated statements of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests. The Company’s consolidated statements of changes in stockholders’ equity includes beginning balances, activity for the period and ending balances for stockholders’ equity, noncontrolling interests and total equity.

Prior to the Hanover Square Transactions, an outside party held a noncontrolling interest in the Hanover Square Property (consisting of both the Hanover Square Shopping Center and the Hanover Square Outparcel) in which the Company owned an 84% tenancy in common interest through its subsidiary and the outside party owned a 16% tenancy in common interest. The Hanover Square

Property’s net income was allocated to the noncontrolling ownership interest based on its 16% ownership. During the year ended December 31, 2025, the Company did not own the Hanover Square Shopping Center and did not record any revenues or expenses associated with the Hanover Square Shopping Center. During the year ended December 31, 2024, 16% of the Hanover Square Property’s net income of $2,837,047, or $453,928, was allocated to the noncontrolling ownership interest.

The second noncontrolling interest is in the Parkway Property in which the Company owns an 82% tenancy in common interest through its subsidiary and an outside party owns an 18% tenancy in common interest. The Parkway Property's net loss is allocated to the noncontrolling ownership interest based on its 18% ownership. During the year ended December 31, 2025, 18% of the Parkway Property's net income of $5,762, or $1,036, was allocated to the noncontrolling ownership interest. During the year ended December 31, 2024, 18% of the Parkway Property’s net loss of $17,965, or $3,234, was allocated to the noncontrolling ownership interest.

The third noncontrolling ownership interest consists of the common units of the Operating Partnership (the “OP Units”) that are not held by Medalist. On January 15, 2025, the Company issued 14,547 OP Units to Francis P. Kavanaugh, representing a portion of his 2025 compensation. On January 24, 2025, the Company issued 209,600 OP Units at a value of $12.50 per unit as consideration for the purchase of the Buffalo Wild Wings Property. On February 21, 2025, the Company issued 251,600 OP Units at a value of $12.50 per unit as consideration for the purchase of the United Rentals Property.  On August 8, 2025 and November 14, 2025, the Company issued 240,004 and 2,405 OP Units, respectively to Francis P. Kavanaugh in exchange for 240,004 and 2,405 Common Shares, respectively.

In 2017, the members of a selling limited liability company invested $1,175,000 in the Operating Partnership in a 721 exchange, which allows the exchange of interests in real property for units in the operating partnership of a real estate investment trust, for 7,812 OP Units. Additionally, effective on January 1, 2020, 5,865 OP Units were issued in exchange for approximately 3.45% of the noncontrolling owner’s tenant in common interest in the Hampton Inn Property, a property that was previously owned by the Company. On August 31, 2020, a holder of OP Units converted 332 OP Units into Common Shares. On January 18, 2024, the Company issued 19,348 OP Units to Francis P. Kavanaugh, representing a portion of his 2024 compensation. On February 16, 2024, the Company redeemed for cash the 5,865 OP Units that were issued to the Hampton Inn Property noncontrolling owner. On March 27, 2024, the Company issued 208,695 OP Units at a value of $11.50 per unit as consideration for the purchase of the Citibank Property. On May 30, 2024, the Company redeemed 1,330 OP Units for cash. On October 11, 2024, the Company issued 160,000 OP Units in a private placement at a purchase price of $12.50 per unit for total consideration of $2,000,000.  The purchaser of the OP Units was Frank Kavanaugh, the Company’s President and Chief Executive Officer and Chairman of the Board, and a related party.

As of December 31, 2025 and 2024, there were 1,111,021 and 392,864 OP Units outstanding, respectively, not held by Medalist. As of December 31, 2025 and 2024, respectively, 392,865 and 4,820 of the OP Units not held by Medalist were convertible to Common Shares. Outstanding OP Units have been adjusted for the Reverse Stock Split (as defined below). (See Note 7, below).

The OP Units not held by Medalist represent 50.02% and 22.60% of the outstanding OP Units as of December 31, 2025 and 2024, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of OP Units not owned by the Company by the total number of OP Units outstanding. The noncontrolling interest ownership percentage will change as additional Common Shares are issued by Medalist, or additional OP Units are issued or as OP Units are exchanged for Common Shares. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net income (loss) is allocated to the noncontrolling OP Unit holders based on their ownership interest.

During the year ended December 31, 2025, a weighted average of 45.11% of the Operating Partnership’s net income of $1,002,091, or $452,028, was allocated to the noncontrolling unit holders.  During the year ended December 31, 2024, a weighted average of 8.17% of the Operating Partnership’s net loss of $3,258,195, or $266,107, was allocated to the noncontrolling OP Unit holders.

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

Recent Accounting Pronouncements

Upcoming Accounting Pronouncements

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses.  The objective of ASU 2024-03 is to help investors better understand a company’s performance and prospects for future cash flows, as well as compare its performance over time with that of other companies.  To meet that objective, the update requires companies to provide a tabular disclosure in the notes to the financial statements that disaggregates all relevant expense captions in continuing operations on the face of the income statement into specific expenses, gains, and losses that are outlined in the guidance.  The specific items include employee compensation, depreciation, intangible lease asset amortization, impairment losses, gains or losses on long-lived assets held for disposal or disposed of, gains and losses on derivative instruments and related hedged items, and various other expenses, gains and losses.  The tabular presentation must also include a total for “other items” that are not required to be otherwise itemized for each relevant expense caption.  A qualitative description of the “other items” category must also be provided.  ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted.  The Company is currently evaluating these disclosure requirements to determine their impact on its consolidated financial statements.

Derivatives and Hedging

In November 2025, the FASB issued ASU 2025-09 Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The new guidance is intended to more closely align hedge accounting with the economics of an entity’s risk management activities and better reflect those strategies in financial reporting. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods and is to be adopted on a prospective basis. The Company is currently assessing the impact on its consolidated financial statements.

Interim Reporting

In December 2025, the FASB issued ASC 2025-11, Interim Reporting (Topic 270) which aims to improve the navigability of ASC 270 and clarify when it applies. This includes adding a list of required interim disclosures and the addition of a requirement for reporting entities to disclose events occurring after the end of the last annual reporting period that have a material impact on the entity.  The ASU is not intended to change the fundamental nature of interim reporting or expand or reduce current disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and can be adopted either prospectively or retrospectively to any or all periods presented. The Company is currently evaluating these disclosure requirements to determine their impact on its consolidated financial statements.

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

3.      Investment Properties

Investment properties consist of the following:

	December 31,
	2025	2024
Land	$10,228,920	$14,733,611
Site improvements	2,276,444	2,668,442
Buildings and improvements (1)	40,065,797	59,526,896
Investment properties at cost (2)	52,571,161	76,928,949
Less accumulated depreciation	11,383,973	12,504,911
Investment properties, net	$41,187,188	$64,424,038
(1)	Includes tenant improvements (both those acquired as part of the acquisition of the properties and those constructed after the properties’ acquisition), capitalized leasing commissions and other capital costs incurred post-acquisition.
(2)	Excludes intangible lease assets and liabilities (see Note 2, above, for a discussion of the Company’s accounting treatment of intangible lease assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $2,904,931 and $3,299,199 for the years ended December 31, 2025 and 2024, respectively.

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

Details of these deferred costs, net of depreciation are as follows:

	December 31,
	2025	2024
Capitalized tenant improvements – acquisition cost allocation, net	$566,382	$1,972,830
Capitalized tenant improvements incurred subsequent to acquisition, net	841,079	969,020
Capitalized tenant improvements considered to be lease incentives	—	26,681

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $276,885 and $483,152 for the years ended December 31, 2025 and 2024, respectively.  During the year ended December 31, 2025 the Company recorded $340,062 in tenant improvements arising from the acquisitions of the Buffalo Wild Wings Property and the United Rentals Property. During the year ended December 31, 2024 the Company recorded $47,211, in tenant improvements arising from the acquisition of the Citibank Property.  During the year ended December 31, 2025, the Company transferred $1,469,625 in capitalized tenant improvements from the acquisition cost allocation, net of accumulated depreciation, to assets held for sale associated with the Salisbury Marketplace, Greenbrier Business Center, Buffalo Wild Wings, United Rentals and Parkway Properties.  No such transfers were made during the year ended December 31, 2024.  During the year ended December 31, 2024, the Company wrote off capitalized tenant improvements arising from the acquisition cost allocation of $96,182 associated with the tenant which defaulted on its lease.  No such write-offs were recorded during the year ended December 31, 2025.

During the years ended December 31, 2025 and 2024, the Company recorded $548,212 and $344,314, respectively, in capitalized tenant improvements.  Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $300,492  and $274,166 for the years ended December 31, 2025 and 2024, respectively.  During the year ended December 31, 2025, the Company wrote off capitalized tenant improvements incurred subsequent to acquisition of $25,223 associated with a tenant that terminated its lease. No such write-offs were recorded during the year ended December 31, 2024. During the year ended December 31, 2025, the Company transferred $350,438 in capitalized tenant improvements, net of accumulated depreciation, to assets held for sale associated with the Salisbury Marketplace and Greenbrier Business Center Properties.  No such transfers were made during the year ended December 31, 2024.

Amortization of capitalized tenant improvements considered to be lease incentives was $1,236 and $2,964 for the years ended December 31, 2025 and 2024, respectively.  During the years ended December 31, 2025 and 2024, the Company recorded $0 and $29,645, respectively, in capitalized tenant improvements considered to be lease incentives.  During the year ended December 31, 2025, the Company transferred $25,445 in capitalized tenant improvements considered to be lease incentives, net of accumulated depreciation, to assets held for sale associated with the Salisbury Marketplace Property.  No such transfers were made during the year ended December 31, 2024.

Capitalized Leasing Commissions

The Company carries two categories of capitalized leasing commissions on its consolidated balance sheets. The first category is the allocation of acquisition costs to leasing commissions that is recorded as an intangible lease asset (see Note 2, above, for a discussion of the Company’s accounting treatment for intangible lease assets) on the Company’s consolidated balance sheet as of the date of the Company’s acquisition of the investment property. The second category is leasing commissions incurred and paid by the Company subsequent to the acquisition of the investment property. These costs are carried on the Company’s consolidated balance sheets under investment properties.

The Company generally records depreciation of capitalized leasing commissions incurred and paid by the Company subsequent to the acquisition of an investment property on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	December 31,
	2025	2024
Capitalized leasing commissions, net	$842,056	$876,908

During the years ended December 31, 2025 and 2024, the Company recorded $457,275 and $316,878, respectively, in capitalized leasing commissions. Depreciation on capitalized leasing commissions was $212,871 and $199,465 for the years ended December 31, 2025 and 2024, respectively. Additionally, the Company wrote off capitalized leasing commissions of $29,114 associated with early terminated leases (see Note 2) during the year ended December 31, 2025.  No such write offs were recorded during the year ended December 31, 2024.  During the year ended December 31, 2025, the Company transferred $250,142 in capitalized leasing commissions, net of accumulated amortization, to assets held for sale associated with the Salisbury Marketplace, Greenbrier Business Center and Parkway Properties.  No such transfers were made during the year ended December 31, 2024.

2025 Property Acquisitions

Buffalo Wild Wings Property

On January 24, 2025, the Company completed its acquisition of the Buffalo Wild Wings Property, a 5,933 square foot single tenant building on 1.82 acres located in Bowling Green, Kentucky, through a wholly-owned subsidiary, from CWS BET Seattle, LP. The general partner of CWS BET Seattle, LP is Fort Ashford Funds, LLC, a California limited liability company controlled and owned by Frank Kavanaugh, the Company’s President and Chief Executive Officer and the Chairman of the Board. The Buffalo Wild Wings Property, built in 2018, was 100% leased to Buffalo Wild Wings as of December 31, 2025. The purchase price for the Buffalo Wild Wings Property was $2,620,000 paid through the issuance of 209,600 OP Units at a price of $12.50 per OP Unit. The purchase price was determined by an independent, third-party appraisal obtained by the Company.  Pursuant to the Related Person Transaction Policy,

the Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.  The Company’s total investment was $2,667,429. The Company incurred $47,429 of closing costs which were capitalized and added to the tangible assets acquired.  On December 30, 2025, the Company sold the Buffalo Wild Wings Property (see Sale of Investment Properties, below.)

United Rentals Property

On February 21, 2025, the Company completed its acquisition of the United Rentals Property, a 7,529 square foot single tenant building on 3.01 acres located in Huntsville, Alabama, through a wholly-owned subsidiary, from Dionysus Investments, LLC. The manager of Dionysus Investments, LLC is Fort Ashford Funds, LLC, a California limited liability company controlled and owned by Frank Kavanaugh, the Company’s President and Chief Executive Officer and the Chairman of the Board. The United Rentals Property, built in 2008, was 100% leased to United Rentals as of December 31, 2025. The purchase price for the United Rentals Property was $3,145,000 paid through the issuance of 251,600 OP Units at a price of $12.50 per OP Unit. The purchase price was determined by an independent, third-party appraisal obtained by the Company.  Pursuant to the Related Person Transaction Policy, the Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.  The Company’s total investment was $3,187,446. The Company incurred $42,446 of closing costs which were capitalized and added to the tangible assets acquired.  On December 30, 2025, the Company sold the United Rentals Property (see Sale of Investment Properties, below.)

Tesla Pensacola Property

On July 18, 2025, the Company completed its acquisition of a Tesla sales, service and delivery facility consisting of a 45,461 square foot, single story building on 3.498 acres of land located at 312 E. 9 Mile Road, Pensacola, Florida (the “Tesla Pensacola Property”). The total purchase price paid for the Tesla Pensacola Property was $14,554,504. The acquisition was funded using proceeds from a line of credit in the amount of $14,700,000 (the “Farmers Line of Credit”) with Farmers and Merchants Bank of Long Beach (“Farmers”).  The Farmers Line of Credit was cross collateralized by the Tesla Pensacola Property, the Company’s Citibank Property, Buffalo Wild Wings Property, and United Rentals Property.  The Company incurred $70,134 of closing costs which were capitalized and added to the tangible assets acquired.  As of July 18, 2025, the date of the acquisition, the Company intended to contribute the Tesla Pensacola Property to XXV DST and subsequently initiate efforts to sell 100% of the class 1 beneficial interests in the XXV DST to third-party investors.

On November 7, 2025, the Company completed its contribution of the Tesla Pensacola Property to the XXV DST in exchange for total consideration of $14,554,504 (the “Contribution”), as more fully described below, which was based on the price paid by the Company to acquire the Property on July 18, 2025.  Upon closing of the Contribution, the Company received cash of $6,932,061 from the net proceeds of the Tesla DST Mortgage (as defined below), and class 2 beneficial interests in the DST having an approximate aggregate net value of $7,622,443.  On November 7, 2025, in connection with the completion of the Contribution, the XXV DST entered into a mortgage loan agreement with Pinnacle Bank in the amount of $7,710,000.00 (the “Tesla DST Mortgage”) (see Note 5, below.)   The net proceeds of $6,932,061, and cash on hand, were used to repay $7,350,000 of the Farmers Line of Credit, leaving an outstanding balance on the Farmers Line of Credit of $7,350,000.  Upon the closing of the contribution, Farmers released its security interest in the Tesla Pensacola Property.

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

	NCI Interest in
	Hanover Square	Citibank
	Outparcel (a)	Property		Total
Fair value of assets acquired:
Investment property	$100,891	$2,298,373	(a)	$2,399,264
Lease intangibles	—	245,837	(b)	245,837
Below market lease	—	(99,756)	(b)	(99,756)
Fair value of net assets acquired	$100,891	$2,444,454	(c)	$2,545,345

Purchase consideration:
Consideration paid with cash	$100,891	$44,454	(d)	$145,345
Consideration paid with OP Units	—	2,400,000	(e)	2,400,000
Total consideration	$100,891	$2,444,454	(f)	$2,545,345

NCI Interest in Hanover Square Outparcel

a.	Represents the total acquisition cost of the land acquired. Closing costs were allocated and added to the fair value of the tangible assets acquired.

Citibank Property

a.	Represents the fair value of the investment property acquired which includes land, buildings, site improvements and tenant improvements. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing costs were allocated and added to the fair value of the tangible assets acquired.
b.	Represents the fair value of lease intangibles. Lease intangibles include leasing commissions, leases in place, above market leases and legal and marketing costs associated with replacing existing leases.
c.	Represents the total fair value of assets and liabilities acquired at closing.
d.	Represents cash paid for closing costs paid at closing or directly by the Company outside of closing.
e.	Represents issuance of 208,695 OP Units at $11.50 per Operating Partnership Unit. See Note 7, below.
f.	Represents the consideration paid for the fair value of the assets and liabilities acquired.

Assets Held For Sale

The Company records properties, including the related intangible lease assets, as assets held for sale and any related intangible lease liabilities and any associated mortgages payable, net, as liabilities associated with assets held for sale, on the Company's consolidated balance sheets when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year.

During February 2025, the Company committed to a plan to sell the Hanover Square Outparcel. As a result, during the three months ended March 31, 2025, the Company reclassified the assets associated with the Hanover Square Outparcel as assets held for sale. The Company believes that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Hanover Square Outparcel for the year ended December 31, 2025.

During June 2025, the Company committed to a plan to sell the Salisbury Marketplace Property. As a result, effective on June 30, 2025, the Company reclassified the assets associated with the Salisbury Marketplace Property as assets held for sale. The Company believed that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Salisbury Marketplace Property for the year ended December 31, 2025. On October 23, 2025, the Company completed the sale of the Salisbury Marketplace Property (see below).

As discussed above, on July 18, 2025, the Company acquired the Tesla Pensacola Property and immediately committed to a plan to contribute the Tesla Pensacola Property to the Company’s first DST and subsequently commence efforts to sell 100% of the class 1 beneficial ownership interests in the DST.  As a result, upon the acquisition of the Tesla Pensacola Property, the Company immediately recorded the assets associated with the Telsa Pensacola Property as assets held for sale. The Company believes that the Company’s carrying cost exceeded the fair value, less estimated costs to sell, so the Company recorded $120,000 in impairment of assets held for sale related to the Tesla Pensacola Property for the year ended December 31, 2025.  On November 7, 2025, the Company completed the contribution of the Tesla Pensacola Property to a DST.  As of December 31, 2025, the Company had not sold any beneficial interests in the DST.  (See note 10, Subsequent Events, below).

During August 2025, the Company committed to a plan to sell the Greenbrier Business Center Property. As a result, during the three months ended September 30, 2025, the Company reclassified the assets associated with the Greenbrier Business Property as assets held for sale. The Company believes that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Greenbrier Business Center Property for the year ended December 31, 2025.

During October 2025, the Company committed to a plan to sell the Buffalo Wild Wings and United Rentals Properties.  As a result, as of October 31, 2025, the Company reclassified the assets associated with the Buffalo Wild Wings and United Rentals Properties as assets held for sale. The Company believed that the Company’s carrying cost exceeded the fair value, less estimated costs to sell, so the Company recorded $160,789 and $381,605 in impairment of assets held for sale related to the Buffalo Wild Wings and United Rentals Properties, respectively, for the year ended December 31, 2025.  As discussed below, on December 30, 2025, the Company completed the sale of the Buffalo Wild Wings and United Rentals Properties.

During December 2025, the Company committed to a plan to sell the Parkway Property. As a result, as of December 31, 2025, the Company reclassified these assets associated with the Parkway Property as assets held for sale and liabilities associated with assets held for sale, respectively.  The Company believes that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Parkway Property for the year ended December 31, 2025.

As of December 31, 2025 and 2024, assets held for sale and liabilities associated with assets held for sale consisted of the following:

	December 31,
Assets Held for Sale	2025	2024
Investment properties, net, held for sale, associated with the Greenbrier Business Center Property	$6,290,551	$—
Investment properties, net, held for sale, associated with the Tesla Pensacola Property	13,342,198	—
Investment properties, net, held for sale, associated with the Hanover Square Outparcel	397,367	—
Investment properties, net, held for sale, associated with the Parkway Property	6,611,780	—
Intangible lease assets, net, held for sale, associated with the Greenbrier Business Center Property	22,107	—
Intangible lease assets, net, held for sale, associated with the Tesla Pensacola Property	1,635,990	—
Total assets held for sale	$28,299,993	$—

	December 31,
Liabilities Held for Sale	2025	2024
Mortgages payable, net, associated with the Greenbrier Business Center Property	$6,356,947	$—
Mortgages payable, net, associated with the Tesla DST Property	7,505,754	—
Mortgages payable, net, associated with the Parkway Property	4,683,797	—
Intangible lease liabilities, net, held for sale associated with the Tesla Pensacola Property	455,813	—
Total liabilities held for sale	$19,002,311	$—

Sales of Investment Properties

On March 13, 2024, the Company sold the Hanover Square Shopping Center Property to an unrelated third party for a sale price of $13,000,000, less credits for repairs of $85,000, resulting in a gain on disposal of investment properties of $2,819,502 reported on the Company’s consolidated statement of operations for the year ended December 31, 2024.

On October 23, 2025, the Company sold the Salisbury Marketplace Property to an unrelated third party for a sale price of $9,930,000, resulting in a gain on disposal of investment properties of $841,278 reported on the Company’s consolidated statement of operations for the year ended December 31, 2025.

On December 30, 2025, the Company sold the Buffalo Wild Wings and United Rentals Properties to an unrelated third party for a sale price of $2,507,500 and $2,792,000, respectively, resulting in a loss on disposal of investment properties of $52,760 and $57,079, respectively, reported on the Company’s consolidated statement of operations for the year ended December 31, 2025.

The Company reports properties that either were previously disposed of or are currently held for sale in continuing operations in the Company’s consolidated statements of operations if the disposition, or anticipated disposition, of the assets does not represent a shift in the Company’s investment strategy. The Company’s sale of the Buffalo Wild Wings and United Rentals Properties on December 30, 2025, the Salisbury Marketplace Property on October 23, 2025, and the Hanover Square Shopping Center Property on March 13, 2024, and the Company’s planned sale of the Greenbrier Business Center and Parkway Properties, does not constitute a change in the

Company’s investment strategy, which continues to include retail center and flex center properties as a targeted asset class, but which has been expanded to include sales of some of the Company’s legacy portfolio to create capital for the Company’s DST sponsorship program and acquisition of additional STNL properties.

Operating results of the Hanover Square Shopping Center, Salisbury Marketplace, Buffalo Wild Wings and United Rentals Properties, which are included in continuing operations, are as follows:

	For the year ended December 31,
	2025	2024
Revenue
Retail center property revenues	$767,676	$1,250,756
Single tenant net lease property revenues	294,239	—
Total Revenue	1,061,915	1,250,756

Operating Expenses
Retail center property operating expenses	207,159	303,955
Single tenant net lease property operating expenses	—	—
Bad debt expense	1,061	16,232
Impairment of assets held for sale	542,394	—
Depreciation and amortization	446,686	697,430
Total Operating Expenses	1,197,300	1,017,617
Gain on disposal of investment properties	731,439	2,819,502
Loss on extinguishment of debt	—	51,837
Operating Income	596,054	3,000,804
Interest expense	271,655	426,295
Net Income	324,399	2,574,509
Less: Net income attributable to Hanover Square Property noncontrolling interests	—	453,928
Less: Net income attributable to Operating Partnership noncontrolling interests	13,605	173,251
Net Income Attributable to Medalist Common Stockholders	$310,794	$1,947,330

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

The mandatorily redeemable preferred stock was issued at $23.00 per share, a $2.00 per share discount. The total discount of $400,000 was amortized over the five-year life of the shares using the effective interest method. Additionally, the Company incurred $739,118 in legal, accounting, other professional fees and underwriting discounts related to this offering. These costs were recorded as deferred financing costs on the accompanying consolidated balance sheets as a direct deduction from the carrying amount of the mandatorily redeemable preferred stock liability and were amortized using the effective interest method over the term of the agreement.

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

For all periods during which the mandatorily redeemable preferred stock was outstanding, the Company paid a cash dividend on the stock equal to 8% per annum, paid quarterly.  Amortization of the discount and deferred financing costs related to the mandatorily redeemable preferred stock totaling $2,404 and $246,966 was included in interest expense for the years ended December 31, 2025 and 2024, respectively, in the accompanying consolidated statements of operations. Accumulated amortization of the discount and deferred financing costs was $0 and $1,127,339 as of December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, the Company recorded $0 and $21,334, respectively, in accrued but unpaid dividends on the mandatorily redeemable preferred stock. This amount is reported in accounts payable and accrued liabilities on the Company’s consolidated balance sheets.

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

On January 10, 2025, the Company completed the final redemption of the remaining 60,000 shares of its mandatorily redeemable preferred stock.  The redemption price was $25.00 per share, plus $0.44 per share of accrued dividends.  The Company used proceeds from the private placement of Common Shares to fund the $1,526,500 for the final redemption and accrued dividends. As a result of the final redemption, the Company recorded a loss on redemption of mandatorily redeemable preferred stock of $9,375 for the year ended December 31, 2025, which represented the unamortized discount and deferred financing costs associated with the redeemed mandatorily redeemable preferred shares.

5.      Loans Payable

Mortgages Payable

The Company’s mortgages payables, net consists of the following:

	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2025	2024
Franklin Square (a)	$61,800	3.808%	December 2031	$13,015,840	$13,250,000
Ashley Plaza (b)	52,795	3.75%	September 2029	10,220,312	10,460,350
Brookfield Center (c)	22,876	3.90%	November 2029	4,377,112	4,476,429
Parkway Center (d)	37,310	Variable	November 2031	—	4,814,563
Wells Fargo Mortgage Facility (Lancer Center) (e)	56,877	4.50%	June 2027	5,502,446	17,509,420
Unamortized issuance costs, net				(286,847)	(509,700)
Total mortgages payable, net				$32,828,863	$50,001,062
(a)	The mortgage loan for the Franklin Square Property in the principal amount of $13,250,000 has a ten-year term and a maturity date of December 6, 2031. The mortgage loan bears interest at a fixed rate of 3.808% and was interest only until January 6, 2025, at which time the monthly payment became $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage loan includes covenants for the Company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and for the Company to maintain liquid assets of no less than $1,000,000. As of December 31, 2025 and 2024, the Company believes that it is compliant with these covenants. The Company has guaranteed the payment and performance of the obligations of the mortgage loan.
(b)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. The mortgage loan includes covenants for the Company to maintain a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property, and for the Company to maintain liquid assets of no less than $1,140,000. As of December 31, 2025 and 2024, the Company believes that it is compliant with these covenants.

(c)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90% and was interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. The mortgage loan includes covenants for the Company to maintain a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Property, and for the Company to maintain liquid assets of no less than $485,000. As of December 31, 2025 and 2024, the Company believes that it is compliant with these covenants.
(d)	The interest rate for the mortgage loan for the Parkway Property is based on Term SOFR, with a margin of 236.44 basis points. Under the terms of the mortgage, the interest rate payable each month shall not change by greater than 1% during any six-month period and 2% during any 12-month period. As of December 31, 2025 and 2024 the rate in effect for the Parkway Property mortgage was 6.24% and 6.92%, respectively. The monthly payment, which varies based on the interest rate in effect each month, includes interest at the variable rate, and principal based on a thirty-year amortization schedule. The mortgage loan for the Parkway Property includes a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis. As of December 31, 2025 and 2024, the Company believes that it is compliant with this covenant. During the year ended December 31, 2025, the Company reclassified the mortgage loan for the Parkway Property to liabilities associated with assets held for sale.
(e)	On June 13, 2022, the Company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property (the “Secured Properties”). The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment, which includes interest at the fixed rate, and principal, based on a twenty-five-year amortization schedule, is $103,438. The Company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a combined minimum debt yield of 9.5% on the Secured Properties, and the maintenance of liquid assets of not less than $1,500,000. As of December 31, 2025 and 2024, the Company believes that it is compliant with these covenants.

On October 23, 2025, the Company sold the Salisbury Marketplace Property and used $5,145,479 of the net proceeds of the sale to reduce the principal balance of the Wells Fargo Mortgage Facility in exchange for Wells Fargo releasing its security interest in the Salisbury Marketplace Property.  As of December 31, 2025, the remaining outstanding balance, the monthly payment (which remains unchanged) and the remaining unamortized loan issuance costs related to the Wells Fargo Mortgage Facility are allocated, for reporting purposes, among the Lancer Center Property and Greenbrier Business Center Property based on each property's proportionate share of the total combined appraised value at the time the Wells Fargo Mortgage Facility was originated. The portion allocated to the Lancer Center Property is reported in Mortgages payable, net, on the Company’s consolidated balance sheets, while the portions allocated to the Greenbrier Business Center Property, representing the estimated paydown amount upon its anticipated sale, is included in liabilities associated with assets held for sale on the Company’s consolidated balance sheets.

The Company’s mortgages payables, net, associated with assets held for sale, consists of the following:

	Monthly	Interest		December 31,
Property	Payment	Rate	Maturity	2025	2024
Parkway Property (see note (d), above)	$37,310	Variable	November 2031	$4,683,797	$—
Wells Fargo Mortgage Facility (Greenbrier Business Center) (see note (e), above)	46,561	4.50%	June 2027	6,356,947	—
Tesla DST Mortgage (a)	Interest only	Variable	November 2030	7,505,754	—
Total mortgages payable, net, associated with assets held for sale				$18,546,498	$—
(a)	On November 7, 2025, the Company’s subsidiary, MDRR XXV DST 1, entered into a mortgage loan with Pinnacle Bank (the “Tesla DST Mortgage”). The Tesla DST Mortgage has a five year term, is interest only and bears interest at a variable rate based on Term SOFR plus 2.5%. As of December 31, 2025, Term SOFR was 3.69% and 4.33%, respectively. The Tesla DST Mortgage is non-recourse to the Company, except for fraud, intentional misrepresentation, gross negligence, physical waste and other similar acts or omissions. Under the terms of the Tesla DST Mortgage, the failure of the borrower to maintain a minimum debt service coverage ration (“DSCR”) of 1.25 constitutes a “trigger event” under which borrower would be required to establish a cash management account to which all rents and profits would be deposited and remain under the control of the lender until the trigger event is terminated. As of December 31, 2025, the Company believes it is compliant with the DSCR requirement.

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

On November 7, 2025, in connection with the Company’s contribution of the Tesla Pensacola Property to the XXV DST, the Company repaid $7,350,000 of the Farmers Line of Credit and Farmers released its lien on the Tesla Pensacola Property.  During November and December 2025, the Company made additional principal payments of $2,000,000 and $948,997, respectively.  On December 30, 2025, the Company used $4,401,003 from the proceeds of the sale of the Buffalo Wild Wings and United Rentals Properties to complete the repayment of the Farmers Line of Credit.

The Farmers Line of Credit was unconditionally guaranteed by the Company and the Operating Partnership, had a one-year term, maturing on August 10, 2026.  As of December 31, 2025 and 2024, respectively, the balance of the Farmers Line of Credit was $0.

Tesla DST Mortgage

On November 7, 2025, in connection with the contribution of the Tesla Pensacola Property to the XXV DST discussed in Note 3, the XXV DST entered into the Telsa DST Mortgage with Pinnacle Bank for a principal amount of $7,710,000.  The Pinnacle Loan is collateralized by the Tesla Pensacola Property. Amounts outstanding under the Pinnacle Loan bear interest at a floating rate of one month SOFR plus 2.5%.  As of December 31, 2025 and 2024, SOFR was 3.69% and 4.33%, respectively.  The Pinnacle Loan provides for monthly interest only payments and has a five-year term and matures on November 7, 2030. The XXV DST received $6,932,061 in net proceeds which was used to fund a portion of the total consideration associated with the Company’s contribution of the Tesla Pensacola Property to the XXV DST.  The Company used these proceeds, and cash on hand, to make a $7,350,000 principal repayment on the Farmers Line of Credit.

In connection with the Tesla DST Mortgage, the Operating Partnership agreed to provide a limited guaranty (the “Guaranty”) with respect to certain potential costs, expenses, losses, damages and other sums for which the XXV DST is directly liable under the Tesla DST Mortgage, including losses or damages that may result from certain intentional actions committed by the XXV DST in violation of the Tesla DST Mortgage. The Operating Partnership also provide a guaranty of the principal balance and any interest or other sums outstanding under the Tesla DST Mortgage in the event of certain bankruptcy or insolvency proceedings involving the XXV DST.

Interest Rate Protection Transactions

Parkway Mortgage Loan

On October 28, 2021, the Company entered into an interest rate protection transaction to limit its exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property (the “Interest Rate Protection Transaction”).  Under this agreement, the Company’s interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%. Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR.  As of December 31, 2025 and 2024, SOFR was 3.69% and 4.33%, respectively.  In accordance with the guidance on derivatives and hedging, the Company records all derivatives on the balance sheet at fair value under other assets. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of the Interest Rate Protection Transaction is valued by an independent, third-party consultant which uses observable inputs such as yield curves, volatilities and other current market data, all of which are considered Level 2 inputs. As of December 31, 2025 and 2024, the fair value of the Interest Rate Protection Transaction was $27,224 and $117,390, respectively, and is recorded under other assets on the Company’s consolidated balance sheets. The Company reports changes in the fair value of the derivative in other income on its consolidated statements of operations.

For the period from September 1, 2022 through June 30, 2023, LIBOR, and for the period from July 1, 2023 through December 31, 2025, SOFR, exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced the Company’s net interest expense. Payments to the Company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024.

Tesla DST Mortgage

Concurrent with the Pinnacle Loan closing the XXV DST entered into an interest rate swap agreement with Pinnacle Bank (the “Interest Rate Swap”) to fix the interest rate at 5%.  The Interest Rate Swap has a $7,710,000 notional amount and provides for the XXV DST to make monthly payments to Pinnacle Bank based on a fixed 5% rate and for Pinnacle Bank to make monthly payments to the XXV DST based on a variable amount of one month SOFR plus 2.5%.  The XXV DST paid a premium of $417,136 to secure the 5% fixed rate.  The Interest Rate Swap matures concurrently with the maturity of the Tesla DST Mortgage, or November 7, 2030. The Company has not designated the Interest Rate Swap as a hedge and consequently hedge accounting will not apply.

In accordance with the guidance on derivatives, the Company records all derivatives on the balance sheet at fair value under other assets. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The fair value of the Interest Rate Swap is valued by an independent, third-party consultant which uses observable inputs such as yield curves, volatilities and other current market data, all of which are considered Level 2 inputs. As of December 31, 2025 and 2024, the fair value of the Interest Rate Swap was $326,551 and $0, respectively, and is recorded under other assets on the Company’s consolidated balance sheets. The Company reports changes in the fair value of the derivative in other income on its consolidated statements of operations.

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

Loss on Extinguishment of Debt

On April 28, 2025, the Company terminated the Expanded Wells Fargo Line of Credit. The Company accounted for the termination under debt extinguishment accounting in accordance with ASC 470. During the year ended December 31, 2025, the Company recorded a loss on extinguishment of debt of $51,081 consisting of unamortized loan issuance costs.

During the year ended December 31, 2025, the Company repaid the Farmers Line of Credit.  The Company accounted for the repayment under debt extinguishment accounting in accordance with ASC 470. During the year ended December 31, 2025, the Company recorded a loss on extinguishment of debt of $379,563 consisting of unamortized loan issuance costs.

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

Interest Expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the year ended December 31, 2025
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$506,669	$28,372	$—	$—	$535,041
Ashley Plaza	393,504	17,430	—	—	410,934
Brookfield Center	175,194	11,351	—	—	186,545
Parkway Center	315,724	11,026	(70,111)	—	256,639
Wells Fargo Mortgage Facility	747,305	28,671	—	—	775,976
Wells Fargo Line of Credit	—	—	—	2,500	2,500
Tesla Pensacola (Farmers Line of Credit)	382,771	—	—	—	382,771
Tesla Pensacola DST (Pinnacle Bank)	75,679	—	(16,783)	—	58,896
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	2,404	—	5,066	7,470
Other interest	—	—	—	3,624	3,624
Total interest expense	$2,596,846	$99,254	$(86,894)	$11,190	$2,620,396

	For the year ended December 31, 2024
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$512,969	$28,372	$—	$—	$541,341
Hanover Square	129,248	—	—	—	129,248
Ashley Plaza	403,550	17,430	—	—	420,980
Brookfield Center	179,530	11,350	—	—	190,880
Parkway Center	351,240	11,027	(116,329)	—	245,938
Wells Fargo Mortgage Facility	811,396	32,300	—	—	843,696
Wells Fargo Line of Credit	—	—	—	17,700	17,700
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	246,966	—	378,490	625,456
Other interest	—	—	—	4,560	4,560
Total interest expense	$2,387,933	$347,445	$(116,329)	$400,750	$3,019,799

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of December 31, 2025			As of December 31, 2024
			Accumulated			Accumulated
			amortization of			amortization
	Accrued		capitalized	Accrued		of capitalized
	interest		issuance costs	interest		issuance costs
Franklin Square	$42,682		$115,852	$43,448		$87,480
Ashley Plaza	—		110,399	—		92,969
Brookfield Center	—		70,945	—		59,594
Parkway Center	24,678		—	27,753		34,917
Wells Fargo Mortgage Facility	—		34,580	—		72,631
Tesla Pensacola (Pinnacle Bank)	(9,114)	(1)	—	—		—
Amortization and accrued preferred stock dividends on mandatorily redeemable preferred stock	—		—	21,334	(2)	1,127,339
Total	$58,246		$331,776	$92,535		$1,474,930
(1)	Reflects the payment due for the month of December 2025 under the Interest Rate Swap for the Tesla DST Mortgage which was received on January 2, 2026.
(2)	Recorded as accrued interest under accounts payable and accrued liabilities on the Company’s consolidated balance sheets as of December 31, 2024.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of December 31, 2025 are as follows:

	Mortgages Payable	Mortgages Payable Associated with Assets Held for Sale	Total
2026	$930,550	$477,500	$1,408,050
2027	5,787,154	6,077,092	11,864,246
2028	640,740	101,601	742,341
2029	13,772,365	109,039	13,881,404
2030	283,879	7,826,139	8,110,018
Thereafter	11,701,022	4,234,888	15,935,910
Total principal payments and debt maturities	33,115,710	18,826,259	51,941,969
Less unamortized issuance costs	(286,847)	(279,761)	(566,608)
Net principal payments and debt maturities	$32,828,863	$18,546,498	$51,375,361

6.      Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of December 31, 2025 are as follows:

2026	$7,484,850
2027	6,783,245
2028	6,126,678
2029	4,877,357
2030	3,880,811
Thereafter	11,561,139
Total minimum rents	$40,714,080

7.      Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 Common Shares, and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. The Company is the sole general partner of the Operating Partnership and owned a 49.98% and 77.40% interest in the Operating Partnership as of December 31, 2025 and 2024, respectively. Limited partners in the Operating Partnership who have held their OP Units for one year or longer have the right to redeem their common OP Units for cash or, at the Company’s option, Common Shares at a ratio of OP Unit for one common share. Under the Agreement of Limited Partnership, distributions to OP Unit holders are made at the discretion of the Company. The Company intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per OP Unit as dividends per share are paid to the Company’s holders of Common Shares.

Exchange of Common Shares for OP Units

On August 8, 2025 and November 14, 2025, the Company and the Operating Partnership entered into an exchange agreement (the “Exchange Agreement”) with Francis P. Kavanaugh, the Company’s President and Chief Executive Officer and the Chairman of the Board, pursuant to which Mr. Kavanaugh exchanged an aggregate of 240,004 shares of the Company’s Common Shares and 2,405 shares of the Company’s Common Shares on a one-for-one basis for an aggregate of 240,004 OP Units and 2,405 OP Units, respectively (the “Exchange”). The Exchange will help to ensure the Company’s continued compliance with real estate investment trust qualifications, including the requirement that no more than 50% in value of the Company’s outstanding capital stock may be owned, directly or indirectly, by five or fewer individuals.

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

Common Stock Repurchase Plan

In December 2021, the Board approved a program to purchase up to 31,250 Common Shares in the open market, up to a maximum price of $76.80 per share. Under this authorization, the Company purchased 16,755 Common Shares at an average price of $16.61 per share in January 2022. In October 2023, the Board approved the purchase of an additional 100,000 shares. In March 2024, the Board authorized and adopted a 10b5-1 and Rule 10b-18 Stock Repurchase Agreement (the “10b5-1 Plan”) which, as amended, authorized the purchase of up to 35,265 shares at or below a price of $13.00 per share. Under the 10b5-1 Plan, during the years ended December 31, 2025 (and prior to the 10b5-1 Plan’s expiration on May 15, 2025) and 2024, respectively, the Company purchased 11,320 and 2,830 Common Shares.  All repurchased Common Shares were retired in accordance with Maryland law.  The authorization under the 10b5-1 Plan expired on May 15, 2025 and no further repurchases were made after the expiration date.

Purchase (Trade) Date	Shares Purchased	Price Per Share		Fees	Total Cost (1)
August 6, 2024	2,830	$11.47		$63	$32,467
Total - year ended December 31, 2024	2,830	11.47	(2)	63	32,467

February 3, 2025	2,830	12.30		77	34,886
February 10, 2025	2,830	12.30		63	34,872
March 19, 2025	2,830	13.00		77	36,866
April 23, 2025	2,830	12.05		63	34,164
Total - year ended December 31, 2025	11,320	$12.44	(2)	$280	$140,788
(1)	Total cost including transaction fees.
(2)	Annual average price per share, including fees

Common Shares and Operating Partnership Units Outstanding

As of December 31, 2025 and 2024, respectively, there were 2,221,021 and 1,738,124 OP Units outstanding, respectively, with the Company owning 1,110,000 and 1,345,260 of these OP Units, respectively. The remaining 1,111,021 and 392,864, respectively, OP Units are held by noncontrolling, limited partners.  As of December 31, 2025 and 2024, respectively, there were 1,110,000 and 1,345,260 Common Shares of the Company outstanding, respectively. As of December 31, 2025 and 2024 there were 392,865 and 4,820, respectively, OP Units held by noncontrolling, limited partners that were eligible for conversion to Common Shares.

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

On January 15, 2025, the Company's Compensation Committee approved a grant of 6,234 Common Shares to the Company's six independent directors, a grant of 2,000 Common Shares to two non-executive employees of the Company, a grant of 2,000 Common Shares to the President and Chief Executive Officer of the Company, and a grant of 2,000 Common Shares to the Chief Financial Officer of the Company.  In addition, the Company’s President and Chief Executive Officer elected to accept a portion of his 2025 compensation in the form of OP Units in lieu of cash, and the Compensation Committee approved a grant of 14,547 OP Units in lieu of a portion of his 2025 cash compensation.  The Company’s Chief Financial Officer elected to accept a portion of his 2025 compensation in the form of Common Shares, and the Compensation Committee approved a grant of 6,235 Common Shares in lieu of a portion of his 2025 cash compensation.  All Common Shares and OP Units were granted at $12.03 per share or unit, the closing price of the Company’s Common Shares on January 15, 2025. The Common Shares granted vested immediately and are unrestricted. The OP Units granted vested immediately but are not convertible to Common Shares until January 15, 2026. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares and OP Units vested immediately, the fair value of the grants, or $397,182, was recorded to share based compensation expense on the Company’s consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

On each January 1 during the term of the Equity Incentive Plan, the maximum number of Common Shares that may be issued under the Equity Incentive Plan will increase by eight percent (8%) of any additional Common Shares or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of Common Shares, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of any adjustment subsequent to January 1, 2020. As of January 1, 2025, the shares available for issuance under the plan was adjusted to 50,343 shares. As of December 31, 2025, there were 17,327 shares available for issuance under the Equity Incentive Plan.

Earnings Per Share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common stockholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of the years ended December 31, 2025 and 2024, respectively 392,865 and 4,820 OP Units, respectively, held by noncontrolling, limited partners that were eligible to be converted, on a one-to-one basis, into Common Shares. The OP Units and the equivalent Common Shares attributable to the convertible debentures have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's income (loss) per common share is determined as follows:

	Year ended December 31,
	2025	2024

Basic and diluted shares outstanding
Weighted average Common Shares – basic	1,258,602	1,127,768
Effect of conversion of Operating Partnership Units	392,865	4,820
Weighted average Common Shares – diluted	1,651,467	1,132,588

Calculation of loss per share – basic and diluted
Net loss attributable to common stockholders	(2,388,837)	$—
Weighted average Common Shares – basic and diluted	1,258,602	—
Loss per share – basic and diluted	(1.90)	$—

Calculation of earnings per share – basic
Net income attributable to common stockholders	$—	$27,524
Weighted average Common Shares – basic	—	1,127,768
Earnings per share – basic	$—	$0.024

Calculation of earnings per share – diluted
Net income attributable to common stockholders	$—	$27,524
Weighted average Common Shares – diluted	—	1,132,588
Earnings per share – diluted	$—	$0.03

Dividends and Distributions

During the year ended December 31, 2025, dividends in the amount of $0.065 per share, were paid on January 23, 2025 to stockholders of record on January 20, 2025 and dividends in the amount of $0.0675 per share were paid on April 22, 2025 to stockholders of record on April 17, 2025, on July 16, 2025 to stockholders of record on July 11, 2025 and on October 14, 2025 to stockholders of record on October 9, 2025, respectively.

During the year ended December 31, 2024 dividends in the amount of $0.02 per share were paid on February 6, 2024 to stockholders of record on February 2, 2024, dividends in the amount of $0.04 per share were paid on April 25, 2024 to stockholders of record on April 22, 2024, dividends in the amount of $0.05 per share were paid on July 26, 2024 to stockholders of record on July 23, 2024, and dividends in the amount of $0.06 per share were paid on October 25, 2024 to stockholders of record on October 22, 2024.

Total dividends paid to holders of Common Shares and distributions to noncontrolling interests paid during the years ended December 31, 2025 and 2024, respectively, are as follows:

	Year ended December 31,
	2025	2024
Common stockholders (dividends)	$345,831	$189,894
Hanover Square Property noncontrolling interest (distributions)	—	516,596
Parkway Property noncontrolling interest (distributions)	37,800	35,100
Operating Partnership Unit holders (distributions)	218,576	45,437
Total dividends and distributions	$602,207	$787,027

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in South Carolina, North Carolina and Virginia, which represented approximately 88% of the total annualized base revenues of the properties in its portfolio as of December 31, 2025. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Interest Rate Risk

As of December 31, 2025, the interest rate environment remains elevated, significantly impacting the Company’s operations. The Federal Reserve has maintained a higher federal funds rate as part of its ongoing strategy to combat inflation. This situation has several implications for the Company, which is sensitive to a higher interest rate environment due to the Company’s reliance on debt financing. Higher interest rates increase the cost of borrowing for the Company, raising the expense associated with financing property acquisitions and developments. This could limit the ability to pursue new investments or expansions, potentially slowing growth. Additionally, refinancing existing debt in a high-rate environment could lead to increased costs. Elevated interest rates typically lead to higher capitalization rates, which can reduce property valuations. A decline in asset values may impact the net asset value (NAV) calculations, affecting investors’ perceptions and overall market confidence in the Company. The ongoing interest rate volatility may affect investor sentiment towards the Company, potentially leading to capital outflows as investors seek alternative investment opportunities with better risk-adjusted returns.

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

As of December 31, 2025 and 2024, all of the Company’s long-term debt either bore interest at fixed rates or was capped to a fixed rate.  The Company’s debt obligations are more fully described in Note 5, Loans Payable, above.

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

9.      Related Party Transactions

Exchange of Common Shares for OP Units

On August 8, 2025 and November 14, 2025, the Company and the Operating Partnership entered into the Exchange Agreement with Francis P. Kavanaugh, the Company’s President and Chief Executive Officer and the Chairman of the Board, pursuant to which Mr. Kavanaugh exchanged an aggregate of 240,004 shares of the Company’s Common Shares and 2,405 shares of the Company’s Common Shares on a one-for-one basis for an aggregate of 240,004 OP Units and 2,405 OP Units, respectively. Pursuant to the Company’s Code of Business Conduct and Ethics, Audit Committee Charter and Related Person Transaction Policy, the Exchange was reviewed and approved by a majority of the Audit Committee of the Company’s Board in addition to the approval by a majority of the Board.

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

Other Related Parties

The Company paid Shockoe Properties, LLC, a subsidiary of Dodson Properties, LLC, (collectively, “Dodson Properties”), an entity in which William R. Elliott, one of the owners of the Company’s former manager, held a 6.32% interest, an annual property management fee of up to 3% of the monthly gross revenues of the Company’s retail center and flex center properties.  These fees were paid in arrears on a monthly basis. Effective on July 31, 2024, the Company terminated the services of Dodson Properties for the Lancer Center, Greenbrier Business Center, Salisbury and Parkway properties.  Effective on August 31, 2024, the Company terminated the services of Dodson Properties for the Ashley Plaza, Brookfield and Franklin Square properties.  During the years ended December 31, 2025 and 2024, the Company paid Dodson Properties property management fees of $0 and $161,747, respectively.  In addition, pursuant to a separate agreement dated November 1, 2017 between Dodson Properties and Mr. Elliott, Mr. Elliott received a fee equal to 5% of the property management fees paid by the Company to Dodson Properties or its affiliates.

10.      Segment Information

The Company establishes operating segments at the property level and aggregates individual properties into reportable segments based on product types in which the Company has investments. During the years ended December 31, 2025 and 2024, the Company’s reportable segments consisted of retail center properties, flex center properties and STNL properties. These segments align with how the CODM evaluates performance and allocates resources.  During the periods presented, there have been no material intersegment transactions.

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

Certain expenses are not allocated to individual segments, including share-based compensation, legal, accounting and other professional fees, and corporate general and administrative expenses.  These expenses are reviewed at the corporate level and are not included in segment-level profitability measures.  In addition, depreciation and amortization are not allocated among segments and are not used by the CODM to assess performance or allocate resources.  Asset information by segment is not reported as the CODM does not use this measure to assess segment performance or to make resource allocation decisions.  The Company’s reclassification of the Salisbury Marketplace Property and Greenbrier Business Center Property to assets held for sale does not change how the CODM evaluates the Company’s operating segments.

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

The following table presents property operating revenues, operating expenses and interest expense by operating segment:

	For the year ended December 31,
	Retail center properties		Flex center properties		STNL properties		Total
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues	$6,313,227	$6,624,734	$2,820,588	$2,750,499	$1,262,803	$359,894	$10,396,618	$9,735,127
Operating expenses	1,874,296	1,621,898	728,820	697,864	175,116	31,977	2,778,232	2,351,739
Property related interest expense (1)	1,429,525	1,620,518	638,760	651,086	441,667	—	2,509,952	2,271,604
Adjusted net operating income	$3,009,406	$3,382,318	$1,453,008	$1,401,549	$646,020	$327,917	$5,108,434	$5,111,784

Reconciliation to net (loss) income from operations (2)
Less: Bad debt expense	1,061	39,910	1,321	—	—	—	2,382	39,910
Less: Share-based compensation expenses							397,182	277,500
Less: Legal, accounting and other professional fees							1,594,707	1,170,270
Less: Corporate general and administrative expenses							1,283,334	968,435
Less: Loss on impairment							74,328	182
Less: Depreciation and amortization							3,347,577	3,915,483
Less: Impairment of assets held for sale							662,394	—
Less: Non-mortgage interest expense (3)							13,594	647,716
Less: Amortization of loan issuance costs (3)							96,850	100,479
Plus: Gain on disposal of investment properties							(731,439)	(2,819,502)
Less: Loss on redemption of mandatorily redeemable preferred stock							9,375	47,680
Less: Loss on extinguishment of debt							430,644	51,837
Net (loss) income from operations							$(2,072,494)	$711,794
(1)	Includes mortgage interest expense and amortization of issuance costs related to mortgages payable. For a reconciliation to interest expense as reported on the Company’s consolidated statement of operations, see Note 5, above.
(2)	Certain expenses that are not allocated to individual segments which are either reviewed at the corporate level or which are not included in segment-level profitability measures used by the CODM are added to or subtracted from net operating income measure used by the CODM to reconcile this measure to net (loss) income from operations on the Company’s consolidated statement of operations for the years ended December 31, 2025 and 2024.
(3)	Non-mortgage interest expense includes dividends paid and amortization of issuance costs and discounts on the Company’s mandatorily redeemable preferred stock which are recorded as interest expense (see note 4, above), and other interest expense, all of which are not allocated to individual segments. For a reconciliation to interest expense as reported on the Company’s consolidated statement of operations, see Note 5, above.

The following table presents assets by operating segment:

	Retail center properties		Flex center properties		STNL properties		Total
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2025	2024	2025	2024	2025	2024	2025	2024
Segment assets	$38,229,384	$48,905,311	$19,093,372	$19,385,358	$18,066,708	$2,535,189	$75,389,464	$70,825,858

Reconciliation to total assets on condensed consolidated balance sheet
Plus: Other assets							$351,664	—
Plus: Assets held by operating partnership							1,916,185	48,430
Plus: Assets held by parent company							82,298	4,223,414
Total assets recorded							$77,739,611	$75,097,702

11.      Subsequent Events

As of March 2, 2026, the following events have occurred subsequent to the December 31, 2025 effective date of the consolidated financial statements:

Common Stock Dividend

On January 13, 2026, a dividend in the amount of $0.0675 per share was paid to holders of Common Shares and OP Unit holders of record on January 8, 2026.

Sale of Greenbrier Business Center Property

On February 13, 2026, the Company closed on the sale of the Greenbrier Business Center Property to an unrelated purchaser for $11,000,000 and used $7,000,000 of the proceeds to reduce the outstanding balance of the Wells Fargo Mortgage Facility.

Termination of REIT Election

On February 12, 2026, the Company’s Board authorized termination of the Company’s REIT election effective January 1, 2026.  The restrictions on ownership and transfer of Shares (as defined the in the Company’s Articles of Incorporation) set forth in Article VI of the Company’s Articles of Incorporation, including, without limitation, the “Aggregate Share Ownership Limit,” as defined therein, no longer apply.

Name Change

On February 17, 2026, the Company amended its Articles of Incorporation and Bylaws solely to change the corporate name from “Medalist Diversified REIT, Inc.” to “Medalist Diversified, Inc.” effective March 2, 2026.

Sale of Parkway Property

On February 27, 2026, the Company closed on the sale of the Parkway Property to an unrelated purchaser for $7,825,000 and used $4,735,614 from the proceeds to repay the Parkway Mortgage.

Sale of Beneficial Interests in the XXV DST

As of March 2, 2026, the Company has sold 17.2% of the class 1 beneficial interests in the XXV DST which has generated $1,479,670 in net proceeds.

Medalist Diversified, Inc. and Subsidiaries

Schedule III - Real Estate Properties and Accumulated Depreciation

December 31, 2025

			Initial Cost to Company				Gross Amount at Which Carried at Close of Period

						Costs Written								Life on Which
					Costs	Off Due to								Depreciation
				Buildings and	Capitalized	Impairment	Fully		Buildings					in Latest
	Encum-			Improvements	Subsequent to	and Loss on	Amortized		and		Accumulated	Date of	Date	Income Statements
Description	brances		Land	(1)	Acquisition	Disposition	Improvements	Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed
Retail properties

The Shops at Franklin Square	$13,015,840		$3,343,164	$15,418,158	$2,411,712	$(368,218)	$(845,808)	$3,343,164	$16,615,844	$19,959,008	$4,480,926	2006	April 28, 2017	Building - 38 years
Gastonia, North Carolina														Site Improvements - 13 years
Hanover Square Outparcel (2)	—		397,367	—	-	—	—	397,367	—	397,367	—	2007	May 8, 2018
Mechanicsville, Virginia
Ashley Plaza Shopping Center	10,220,312		3,007,721	11,191,307	685,586	(6,134)	(871,635)	3,007,721	10,999,124	14,006,845	2,860,918	1977	August 30, 2019	Building - 26.7 years
Goldsboro, North Carolina														Site Improvements - 5 years
Lancer Center Shopping Center	5,502,446	(4)	2,195,125	7,684,251	571,112	(104,863)	(337,906)	2,195,125	7,812,594	10,007,719	3,009,764	1978	May 14, 2021	Building - 14.2 years
Lancaster, South Carolina														Site Improvements - 7.5 years

Total retail properties	$28,738,598		$8,943,377	$34,293,716	$3,668,410	$(479,215)	$(2,055,349)	$8,943,377	$35,427,562	$44,370,939	$10,351,608

Flex properties
Brookfield Center	$4,377,112		$714,220	$5,693,147	$449,771	$(30,066)	$(527,858)	$714,220	$5,584,994	$6,299,214	$950,449	2007	October 3, 2019	Building - 40 years
Greenville, South Carolina														Site Improvements - 4.3 years
Greenbrier Business Center (2)	6,368,142	(5)	1,292,894	5,603,909	547,472	(18,535)	(81,647)	1,292,894	6,051,199	7,344,093	1,053,542	1987	August 27, 2021	Building - 26 years	(7)
Chesapeake, Virginia														Site Improvements - 10 years
Parkway Center (2)	4,748,117		430,549	6,846,487	439,904	(5,199)	(214,178)	430,549	7,067,014	7,497,563	885,783	1984	November 1, 2021	Building - 42 years	(7)
Virginia Beach, Virginia														Site Improvements - 11 years

Total flex properties	$15,493,371		$2,437,663	$18,143,543	$1,437,147	$(53,800)	$(823,683)	$2,437,663	$18,703,207	$21,140,870	$2,889,774

STNL properties (3)
Citibank	$—		$968,690	$1,329,683	$—	$—	$—	$968,690	$1,329,683	$2,298,373	$81,914	1972	March 28, 2024	Building - 35 years
Chicago, Illinois														Site Improvements - 10 years	(7)
Tesla (2)	7,710,000	(6)	2,885,486	10,438,974	17,738	—	—	2,885,486	10,456,712	13,342,198	—	1,986	July 18, 2025
Pensacola, Florida

Total STNL property	$7,710,000		$3,854,176	$11,768,657	$17,738	$—	$—	$3,854,176	$11,786,395	$15,640,571	$81,914

Total investment properties	$51,941,969		$15,235,216	$64,205,916	$5,123,295	$(533,015)	$(2,879,032)	$15,235,216	$65,917,164	$81,152,380	$13,323,296

(1)	Excludes intangible lease assets
(2)	Recorded as assets held for sale on the consolidated balance sheet as of December 31, 2025.
(3)	T-Mobile and East Coast Wings STNL properties are included in Ashley Plaza Shopping Center.
(4)	Allocated portion of Wells Fargo Mortgage Facility, recorded as mortgages payable, net, on the consolidated balance sheet as of December 31, 2025.
(5)	Allocated portion of Wells Fargo Mortgage Facility, recorded as liabilities associated with assets held for sale on the consolidated balance sheet as of December 31, 2025.
(6)	Recorded as liabilities associated with assets held for sale on the consolidated balance sheet as of December 31, 2025.
(7)	Depreciation lives are presented for the most recent period in which depreciation was recorded prior to reclassification as assets held for sale.

						Greenbrier
	Franklin	Hanover	Ashley	Brookfield	Lancer	Business				Buffalo	United
	Square	Square	Plaza	Center	Center	Center	Parkway	Salisbury	Citibank	Wild Wings	Rentals	Tesla	Total
Investments in real estate - 2025
January 1, 2025 Balance	$19,533,782	$397,367	$13,840,198	$6,074,010	$10,003,535	$7,184,518	$7,538,796	$10,058,370	$2,298,373	$—	$—	$—	$76,928,949
Changes during period:
Acquisitions	—	—	—	—	—	—	—	—	—	2,501,345	2,914,369	13,324,460	18,740,174
Capitalized expenditures	631,253	—	234,004	255,270	46,102	183,039	44,984	88,776	—	15,250	—	17,738	1,516,416
Loss on impairment	(58,783)	—	(6,134)	(30,066)	—	(1,802)	—	—	—	—	—	—	(96,785)
Fully depreciated assets	(147,244)	—	(61,223)	—	(41,918)	(21,662)	(86,217)	—	—	—	—	—	(358,264)
Dispositions	—	—	—	—	—	—	—	(10,147,146)	—	(2,516,595)	(2,914,369)	—	(15,578,110)
December 31, 2025 Balance	$19,959,008	$397,367	$14,006,845	$6,299,214	$10,007,719	$7,344,093	$7,497,563	$—	$2,298,373	$—	$—	$13,342,198	$81,152,380

Accumulated depreciation - 2025
Balance at beginning of period	$3,981,712	$—	$2,407,702	$796,772	$2,364,654	$885,093	$707,995	$1,325,877	$35,106	$—	$—	$—	$12,504,911
Depreciation	660,196	—	515,291	179,732	687,028	190,111	264,005	233,000	46,808	52,162	77,834	—	2,906,167
Impairment write-offs	(13,738)	—	(852)	(26,055)	—	—	—	—	—	—	—	—	(40,645)
Write off accumulated depreciation (1)	(147,244)	—	(61,223)	—	(41,918)	(21,662)	(86,217)	(1,558,877)	—	(52,162)	(77,834)	—	(2,047,137)
Balance at end of period	$4,480,926	$—	$2,860,918	$950,449	$3,009,764	$1,053,542	$885,783	$—	$81,914	$—	$—	$—	$13,323,296
Net investments in real estate - December 31, 2025	$15,478,082	$397,367	$11,145,927	$5,348,765	$6,997,955	$6,290,551	$6,611,780	$—	$2,216,459	$—	$—	$13,342,198	$67,829,084

Investments in real estate - 2024
January 1, 2024 Balance	$19,491,196	$11,524,800	$14,333,547	$6,594,097	$10,225,235	$7,156,360	$7,544,469	$10,003,478	$—	$—	$—	$—	$86,873,182
Changes during period:
Acquisitions	—	—	—	—	—	—	—	—	2,298,373	—	—	—	2,298,373
Capitalized expenditures	244,554	—	254,295	—	120,215	43,109	58,011	182,210	—	—	—	—	902,394
Loss on impairment	—	—	—	—	—	—	—	(182)	—	—	—	—	(182)
Gain on extinguishment of lease liability	—	—	—	—	(96,182)	—	—	—	—	—	—	—	(96,182)
Fully depreciated assets	(201,968)	—	(747,644)	(520,087)	(245,733)	(14,951)	(63,684)	(127,136)	—	—	—	—	(1,921,203)
Dispositions	—	(11,127,433)	—	—	—	—	—	—	—	—	—	—	(11,127,433)
December 31, 2024 Balance	$19,533,782	$397,367	$13,840,198	$6,074,010	$10,003,535	$7,184,518	$7,538,796	$10,058,370	$2,298,373	$—	$—	$—	$76,928,949

Accumulated depreciation - 2024
Balance at beginning of period	$3,546,784	$1,464,699	$2,578,779	$1,131,395	$1,892,862	$586,717	$496,974	$890,442	$-	$—	$—	$—	$12,588,652
Depreciation	636,896	—	576,567	185,464	717,525	313,327	274,705	562,571	35,106	—	—	—	3,302,161
Write off accumulated depreciation (1)	(201,968)	(1,464,699)	(747,644)	(520,087)	(245,733)	(14,951)	(63,684)	(127,136)	-	—	—	—	(3,385,902)
Balance at end of period	$3,981,712	$—	$2,407,702	$796,772	$2,364,654	$885,093	$707,995	$1,325,877	$35,106	$—	$—	$—	$12,504,911
Net investments in real estate - December 31, 2024	$15,552,070	$397,367	$11,432,496	$5,277,238	$7,638,881	$6,299,425	$6,830,801	$8,732,493	$2,263,267	$—	$—	$—	$64,424,038

(1)	Write off accumulated depreciation of disposed properties and fully depreciated assets.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of Medalist Diversified, Inc.*
3.2

Articles Supplementary to the Articles of Incorporation of Medalist Diversified, Inc. designating the Company’s Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020).

3.3

Articles of Amendment to the Articles of Incorporation of Medalist Diversified, Inc. approving the 1-for-8 reverse stock split of the Company’s Common Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 3, 2023).

3.4

Articles of Amendment to the Articles of Incorporation of Medalist Diversified, Inc. decreasing the par value of the Company’s Common Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed May 3, 2023).

3.5

Articles Supplementary to the Articles of Incorporations of Medalist Diversified, Inc. electing to become subject to Section 3-803 of the Maryland General Corporation Law (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 29, 2023).

3.6

Articles of Amendment to the Articles of Incorporation of Medalist Diversified, Inc. approving the 1-for-10 reverse stock split of the Company’s Common Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 2, 2024).

3.7

Articles of Amendment to the Articles of Incorporation of Medalist Diversified, Inc. approving the 5-for-1 forward stock split of the Company’s Common Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on July 2, 2024).

3.8

Articles of Amendment to the Articles of Incorporation of Medalist Diversified, Inc. decreasing the par value of the Company’s Common Stock, $0.01 par value per share (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed July 2, 2024).

3.9

Articles of Amendment to the Articles of Incorporation of Medalist Diversified REIT, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 17, 2026).

3.10	Bylaws of Medalist Diversified, Inc. *
3.11	First Amendment to Bylaws of Medalist Diversified REIT, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 17, 2026).
3.12	Certificate of Notice (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 17, 2026).
4.1†	Form of Certificate of Common Stock
4.2	Form of Certificate of Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020)
4.3	Description of Medalist Diversified, Inc.’s Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 10, 2023).
10.1	Medalist Diversified, Inc. 2018 Equity Incentive Plan *
10.2	Agreement of Limited Partnership of Medalist Diversified Holdings, L.P. *
10.3

First Amendment to Agreement of Limited Partnership of Medalist Diversified Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 20, 2020).

10.4

Second Amendment to Agreement of Limited Partnership of Medalist Diversified Holdings, L.P. incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 17, 2024).

10.5

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

10.8

Promissory Note, dated as of November 8, 2021, by MDR Franklin Square, LLC for the benefit of DBR Investments Co. Limited (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 10, 2021).

10.9	Credit Agreement, dated as of June 13, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2022).
10.10	First Amendment to Credit Agreement, dated as of October 1, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 4, 2024)
10.11	Second Amendment to Credit Agreement, dated as of April 28, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2025).
10.12	Third Amendment to Credit Agreement, dated as of April 28, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025).
10.13	Fourth Amendment to Credit Agreement, dated as of February 13, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2026).
10.14	Term Note, dated as of June 13, 2022 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 17, 2022).
10.15	Revolving Line of Credit Note, dated as of June 13, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 17, 2022).
10.16	First Amendment to Revolving Line of Credit Note, dated as of May 2, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2023).
10.17

Staffing Agreement, dated November 13, 2023, by and between Gunston Consulting, LLC and Medalist Diversified, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 13, 2023).

10.18	Amended and Restated Continuing Guaranty, dated as of October 1, 2024 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 4, 2024).
10.19	Release of Guarantor, dated February 13, 2026 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on February 17, 2026).
10.20	Amended and Restated Term Note, dated as of October 1, 2024 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 4, 2024).
10.21	Second Amended and Restated Term Note, dated as of February 13, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 17, 2026).
10.22	Amended and Restated Revolving Line of Credit Note, dated as of October 1, 2024 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 4, 2024).
10.23	Second Amendment to Revolving Line of Credit Note, dated as of June 5, 2024. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on 10-Q filed on August 9, 2024).
10.24	Continuing Guaranty, dated February 13, 2026 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 17, 2026).
10.25

Waiver Letter, dated December 18, 2025, by and between Medalist Diversified REIT, Inc. and Francis P. Kavanaugh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2025).

10.26

Waiver Letter, dated December 18, 2025, by and between Medalist Diversified REIT, Inc. and C. Brent Winn, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 19, 2025).

10.27

Loan Agreement, dated as of July 18, 2025, by and between MDRR XXV Depositor 1, LLC and Farmers and Merchants Bank of Long Beach (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2025).

10.28

Continuing Guaranty, dated as of July 18, 2025, by Medalist Diversified REIT, Inc. in favor of Farmers and Merchant Bank of Long Beach (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 18, 2025).

10.29

Continuing Guaranty, dated as of July 18, 2025, by Medalist Diversified Holdings, LP in favor of Farmers and Merchant Bank of Long Beach (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 18, 2025).

10.30

Contribution Agreement, dated as of November 7, 2025, by and between MDRR XXV Depositor 1, LLC and MDRR XXV DST 1 (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2025).

10.31	Loan Agreement, dated as of November 7, 2025, by and between MDRR XXV DST 1 and Pinnacle Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2025).
10.32

Limited Guaranty of Recourse Obligations, dated as of November 7, 2025, by and between Medalist Diversified Holdings, LP and Pinnacle Bank (incorporated by reference to the Company’s Current Report on Form 8-K filed on November 12, 2025).

10.33

Exchange Agreement, dated November 14, 2025, by and among Medalist Diversified REIT, Inc., Medalist Diversified Holdings, LP and Francis P. Kavanaugh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 20, 2025).

10.34

Exchange Agreement, dated August 8, 2025, by and among Medalist Diversified REIT, Inc., Medalist Diversified Holdings, LP and Francis P. Kavanaugh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 11, 2025).

19.1	Medalist Diversified, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed on February 27, 2025).
21.1†	List of Subsidiaries
23.1†	Consent of Cherry Bekaert LLP
31.1†	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Medalist Diversified, Inc. Clawback Policy, effective October 2, 2023 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed on March 6, 2024).
101.INS†	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL
101.SCH†	Inline XBRL Taxonomy Extension Schema Document
101.CAL†	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE†	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104†	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

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

MEDALIST DIVERSIFIED, INC.

Date: March 2, 2026	By:	/s/ Francis P. Kavanaugh
Francis P. Kavanaugh
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Francis P. Kavanaugh	President, Chief Executive Officer and Chairman of the Board	March 2, 2026
Francis P. Kavanaugh	(Principal Executive Officer)

/s/ C. Brent Winn, Jr.	Chief Financial Officer	March 2, 2026
C. Brent Winn, Jr.	(Principal Accounting Officer and Principal Financial Officer)

/s/ Marc Carlson	Director	March 2, 2026
Marc Carlson

/s/ Neil P. Farmer	Director	March 2, 2026
Neil P. Farmer

/s/ David Lunin	Director	March 2, 2026
David Lunin

/s/ Emanuel Neuman	Director	March 2, 2026
Emanuel Neuman