Form 10-K/A
period 2025-12-31
Medalist Diversified, Inc.
filed 2026-04-28
CIK 1654595

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

Auditor Firm Id: 00677Auditor Name:  Cherry Bekaert LLP Auditor Location:  Richmond, Virginia

EXPLANTORY NOTE

This Amendment No.1 amends the Annual Report on Form 10-K, as filed by Medalist Diversified, Inc. (the “Company”) with the Securities and Exchange Commission on March 2, 2026 (the “Original Form 10-K”), and is being filed solely to amend and replace Part III of the Original Form 10-K. No other information or disclosures in the Original Form 10-K including the Company’s financial statements and the other footnotes thereto, have been amended or updated by this Amendment No. 1.

Medalist Diversified, Inc.

Annual Report on Form 10-K/A

For the Fiscal Year Ended December 31, 2025

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

The following table and biographical descriptions set forth certain information with respect to the individuals who currently serve as our executive officers and directors:

Name	Age	Position
Class I Directors (terms expire at the 2027 annual meeting)
David Lunin	45	Independent Director

Class II Directors (terms expire at the 2028 annual meeting)
Emanuel D. Neuman	46	Independent Director
Marc Carlson	65	Independent Director

Class III Directors (terms expire at the 2026 annual meeting)
Francis P. Kavanaugh	65	Director, President, Chief Executive Officer, Secretary and Treasurer
Neil P. Farmer	69	Independent Director

Officers
Francis P. Kavanaugh	65	Director, President, Chief Executive Officer, Secretary and Treasurer
C. Brent Winn, Jr.	64	Chief Financial Officer

Francis P. Kavanaugh, President and Chief Executive Officer, Secretary and Treasurer.  Mr. Kavanaugh, age 66, is our President and Chief Executive Officer, Secretary and Treasurer. Mr. Kavanaugh has served as our President and Chief Executive Officer since October 19, 2023. He was appointed to our Board of Directors as a Class III director on May 24, 2023 and his current term expires at the 2026 annual meeting. Mr. Kavanaugh is the co-founder of Fort Ashford Funds, LLC, a privately held investment firm, and has served as its Managing Director since its inception in 2004. Mr. Kavanaugh received his B.S. in Information and Computer Science from the University of California Irvine in 1985 and his MBA from Pepperdine University in 2003. Mr. Kavanaugh has more than 30 years of diverse experience in real estate investment, business restructuring and operational leadership. He has been actively involved with the restructuring of over 20 businesses in the public and private sectors and is adept at navigating complexity and implementing strategic changes. The Board of Directors believes Mr. Kavanaugh’s experience significantly contributes to the Company, especially with respect to his strong operational leadership and vision for strategic changes and make him a valuable member of the Board of Directors.

Neil P. Farmer, Lead Independent Director and Independent Director.  Mr. Farmer, age 69, is an independent Class III director who was appointed to our Board of Directors on April 28, 2017 and his current term expires at the 2026 annual meeting. Mr. Farmer founded Farmer Properties, Inc., a real estate development firm located in Richmond, Virginia in 1983. Mr. Farmer has served as the President of Farmer Properties since its founding, with responsibility over the entirety of its real estate development business. He received his B.A. in Government and Foreign Affairs from Hampden-Sydney College in 1978. Mr. Farmer has been in the commercial real estate and residential real estate business for over 30 years, and the Company’s Board believes he provides the Company with real estate expertise gained in his career, especially with regard to renovations and large capital projects.

David Lunin, Independent Director. Mr. Lunin, age 45, is an independent Class I director who was appointed to our Board on September 19, 2023.  His current term expires at the 2027 annual meeting.  Mr. Lunin has served as the Executive Vice President and Chief Financial Officer of Calumet, Inc., a specialty product and renewable fuel producer, since 2023.  Prior to joining Calumet, Mr.

Lunin was a Managing Director at Goldman Sachs from 2010 to 2023, where he held various investment banking roles with a focus on executing mergers & acquisitions and capital markets transactions.  He is a graduate of George Washington University with a Bachelor's degree in Business Administration. He also holds an MA in Applied Economics from Johns Hopkins University and an MBA from Columbia Business School. The Company’s Board believes that Mr. Lunin’s capital markets and investment banking experience and his experience as the Chief Financial Officer of a publicly traded company make Mr. Lunin a valuable addition to our Board of Directors.

Emanuel D. Neuman, Independent Director.  Mr. Neuman, age 46, is an independent Class II director who was appointed to our Board of Directors on July 19, 2023. His current term expires at the 2028 annual meeting.  Mr. Neuman co-founded Spandrel Development Partners in 2013, where he currently leads the firm’s investment strategy, capital markets, deal structuring and strategic growth initiatives. From 2008 to 2012, he was the co-portfolio manager at Unterberg Capital LLC, a long-only investment fund, and from 2005 to 2008, he was a Vice President in the investment banking division of Collins Stewart, LLC, where he led the origination, execution and marketing of a wide range of public and private equity offerings and merger and acquisition transactions.  Mr. Neuman received his B.S. in Accounting from Babson College in 2002.  Mr. Neuman has 20 years of investment banking, investment management and real estate development experience, and management believes this experience makes Mr. Neuman a valuable addition to our Board of Directors.

Marc Carlson, Independent Director. Mr. Carlson, age 65, is an independent Class II director who was appointed to our Board of Directors on January 30, 2025.  His current term expires at the 2028 annual meeting. Mr. Carlson is the Managing Director of 3 Points Partners, a position he has held since 2010, serving as a CEO advisor, coach and board member to several technology companies.  Since 2023, he has also served as a member of the board of directors and a senior advisor to the Krach Institute for Technology Diplomacy at Purdue University.  Mr. Carlson served as a senior advisor to the Under Secretary of State for the Economy, Energy and Environment from 2019 – 2021.  From 2011 until 2018, Mr. Carlson was the Vice President of Enterprise Sales and the Chief Customer officer of Docusign.  Prior to Docusign, Mr. Carlson served as the CEO of Microposite, a clean technology materials business, and was an early employee of Ariba (now SAP).  Mr. Carlson has extensive personal real estate investment experience and manages a multi-state portfolio of industrial, medical and land investments.  The Company’s Board believes his broad experience in technology and real estate makes Mr. Carlson a valuable addition to our Board of Directors.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all such reports. Based solely on a review of the copies of such reports received by the Company and on written representations from certain reporting persons that no reports were required, or if required, such reports were filed on a timely basis for those persons, the Company believes that all reports, other than seven reports, were filed on a timely basis by all directors and executive officers in 2025. Mr. Kavanaugh, a director and our CEO and President, filed three untimely reports on Form 4. The first untimely report was to report an issuance of operating partnership units (“OP Units”) in our Operating Partnership, Medalist Diversified Holdings, L.P. (the “Operating Partnership”) which occurred on February 21, 2025. The second untimely report was to report a transaction for a common stock purchase that occurred on June 13, 2025. The third untimely report was to report a transaction for a common stock purchase that occurred on August 29, 2025.  Mr. Winn, our CFO, filed one untimely report on Form 4 to report a transaction for a common stock purchase that occurred on September 5, 2025.  Mr. Carlson, an independent director, filed two untimely reports on Form 4.  The first untimely report was to report a stock grant under our Company’s Equity Incentive Plan that occurred on January 31, 2025. The second untimely report was to report a transaction for a common stock sale that occurred on August 29, 2025.  Mr. Kramer, who resigned as a director on January 5, 2026, filed one untimely report on Form 4 to report a transaction for a common stock sale that occurred on August 29, 2025.  All such untimely reports were filed late due to administrative errors.

 Code of Ethics, Whistleblower Policy, and Insider Trading Policy

Our Board has adopted a Code of Business Conduct and Ethics, Code of Ethics for Senior Executive and Financial Officers, Whistleblower Policy, and Corporate Governance Guidelines that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our Board. We believe these policies are reasonably designed to deter wrongdoing and promote honest and ethical conduct; full, fair, accurate, timely, and understandable disclosure in our reporting to our stockholders and the SEC; compliance with applicable laws; reporting of violations of the code; and accountability for adherence to the code. We will provide to any person without charge a copy of our Code of Business Conduct and Ethics, Code of Ethics for Senior Executive and Financial Officers, Whistleblower Policy, and Corporate Governance Guidelines, including any amendments or waivers thereto, upon written request delivered to our principal executive office at the address listed on the cover page to this Annual Report, as amended. A copy of our Code of Ethics for Senior Executive and Financial Officers is available on our website at http://www.medalistdst.com.

Our Board has also adopted an Insider Trading Policy within the meaning of Item 408(b) of Regulation S-K, which contains policies and procedures governing the purchase, sale and/or other dispositions of our securities by our directors, officers or other employees. Among other goals, our Insider Trading Policy helps to ensure that our directors, officers and employees bear the full risks and benefits of stock ownership and is designed to promote compliance with insider trading laws, rules, regulations and applicable listing standards. Under the Insider Trading Policy, our directors, officers and employees may not engage in short sales, buying or selling puts or calls, buying financial instruments designed to hedge or offset any decrease in the market value of Company securities owned by the individual directly or indirectly (including prepaid variable forward contracts, equity swaps, collars and exchange funds), and frequent trading to take advantage of fluctuations in share price. A copy of our Insider Trading Policy was included as Exhibit 19.1 to our Annual Report on Form 10-K, filed with the SEC on March 2, 2026.

Board of Directors Committees

Our board of directors has established a standing audit committee, compensation committee, nominating and corporate governance committee and acquisition committee. Each of these committees has a charter under which it operates. These charters may be accessed on the Company’s website (http://www.medalistdst.com) by scrolling to the bottom of the page and clicking on “Corporate Responsibility” and then scrolling to “Governance Documents.” The principal functions of these committees are briefly described below. Our board of directors may from time to time establish other committees to facilitate our management.

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

As of the date of this Amended Annual Report, the audit committee is comprised of three independent directors. David Lunin is the chairman of the audit committee, and he is joined by Neil P. Farmer and Emanuel D. Neuman as members of the audit committee. Our Board of Directors has determined that David Lunin qualifies as an “audit committee financial expert,” as that term is defined by the applicable SEC regulations and Nasdaq corporate governance listing standards.

Our Board has determined that David Lunin qualifies as an “audit committee financial expert,” as that term is defined by the applicable SEC regulations and Nasdaq corporate governance listing standards. Our Board adopted a written charter for the audit committee, which is available on our corporate website at http://www.medalistdst.com.

Compensation Committee

Our compensation committee consists of four independent directors, and our compensation committee charter details the principal functions of the compensation committee. These functions include:

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

Neil P. Farmer is the chairman of the compensation committee, and he is joined by Marc Carlson, David Lunin and Emanuel D. Neuman as members of the compensation committee. Our Board of Directors has determined that all current members of the compensation committee are, and all members of the compensation committee during fiscal year 2025 were, independent under the standards established by the SEC and Nasdaq.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of three independent directors, and our nominating and corporate governance committee charter details the principal functions of the nominating and corporate governance committee. The nominating and corporate governance committee’s principal duties include identifying individuals qualified to become members of our Board. Typically, director nominees are identified by members of the Board of Directors or management using their business networks. The Board of Directors has not established any specific minimum qualifications that a director candidate must meet in order to be nominated to the Board of Directors. Instead, when evaluating such individuals, the nominating and corporate governance committee considers a variety of factors including (a) whether each such nominee has demonstrated, by significant accomplishment in his or her field, an ability to make a meaningful contribution to the Board of Directors’ oversight of the business and affairs of our Company, and (b) the nominee’s reputation for honesty and ethical conduct in his or her personal and professional activities. Additional factors which the nominating and corporate governance committee consider include a candidate’s specific experiences and skills, relevant industry background and knowledge, time availability in light of other commitments, age, potential conflicts of interest, material relationships with our Company and independence from management and our Company. The nominating and corporate governance committee may also seek to have the Board of Directors consist of directors with diverse backgrounds and experience.

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

 Emanuel D. Neuman is the chairman of the nominating and corporate governance committee, and he is joined by Neil P. Farmer and Marc Carlson as members of the nominating and corporate governance committee. Our Board of Directors has determined that all current members of the nominating and governance committee are, and all members of the nominating and governance committee during fiscal year 2025 were, independent under the standards established by the SEC and Nasdaq.

Acquisition Committee

The acquisition committee establishes guidelines for acquisitions and dispositions to be presented to our Board of Directors and leads the Board of Directors in its review of potential acquisitions and dispositions presented by management. The acquisition committee evaluates and approves acquisitions and dispositions with an equity investment of more than $10 million and leads the Board of Directors in its review of acquisitions and dispositions that require approval by the Board of Directors. The acquisition committee makes recommendations to the Board of Directors and senior management regarding potential acquisitions and dispositions and reviews due diligence reports prepared by management conducted on all potential acquisitions.

Emanuel D. Neuman is the chairman of the acquisition committee, and he is joined by Neil P. Farmer and Marc Carlson as members of the acquisition committee.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

In fiscal year 2025, our named executive officers (“NEOs”) were the following:

●	Mr. Francis P. Kavanaugh, our President and Chief Executive Officer, Secretary and Treasurer; and
●	Mr. C. Brent Winn, Jr., our Chief Financial Officer.

The principal executive office of our named executive officers is P.O. Box 8436, Richmond, Virginia 23226.

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

Executive Officer Compensation

On January 15, 2025, the compensation committee approved the following annual compensation for Mr. Kavanaugh’s employment as the Company’s President, Chief Executive Officer and Secretary for the fiscal year ending December 31, 2025:

●

a one-time grant of 14,547 LTIP Units (the “LTIP Units”) issued pursuant to the terms of the Medalist Diversified, Inc. 2018 Equity Incentive Plan and the Agreement of Limited Partnership of our Operating Partnership in lieu of a portion of cash compensation as elected by Mr. Kavanaugh;

●	a one-time grant of 2,000 shares of the Company’s common stock issued pursuant to the terms of the Equity Incentive Plan; and
●	$75,000 in cash, payable in monthly installments.

The LTIP Units are treated as common units of the Operating Partnership and are redeemable for cash or, at the Company’s option, shares of the Company’s common stock on a one-for-one basis after a one-year holding period pursuant to the terms of the Limited Partnership Agreement. The LTIP Units were issued to Mr. Kavanaugh on January 15, 2025, and became redeemable for shares of the Company’s common stock on January 15, 2026.

We have entered into a staffing agreement dated November 13, 2023 with Gunston Consulting, LLC (the “Staffing Agreement”) on behalf of our Company. Gunston Consulting, LLC’s sole member is C. Brent Winn, Jr., our Chief Financial Officer. Under the Staffing Agreement, our Company reimburses Gunston Consulting, LLC (the “Consultant”) for any approved employee’s salary, payroll taxes and benefits, including health insurance and retirement benefits, and related expenses. All expenses are reimbursed at cost and without markup. Pursuant to the Staffing Agreement, we pay the Consultant cash compensation for services provided by Mr. Kavanaugh, Mr. Winn and other non-executive employees.  During 2025, we paid the Consultant $175,000 in cash compensation for Mr. Winn and $75,000 in cash compensation for Mr. Kavanaugh.  During the year ended December 31, 2026, we will pay the consultant $300,000 in cash compensation for Mr. Winn and $250,000 for Mr. Kavanaugh.

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

Limitations on Hedging

Our Insider Trading Policy, among other goals, helps to ensure that our directors, officers and employees bear the full risks and benefits of stock ownership and is designed to promote compliance with insider trading laws, rules, regulations and applicable listing standards. Under the Insider Trading Policy, our directors, officers and employees may not engage in short sales, buying or selling puts or calls, buying financial instruments designed to hedge or offset any decrease in the market value of Company securities owned by the individual directly or indirectly (including prepaid variable forward contracts, equity swaps, collars and exchange funds), and frequent trading to take advantage of fluctuations in share price. A copy of our Insider Trading Policy was included as Exhibit 19.1 to our Annual Report on Form 10-K, filed with the SEC on March 2, 2026.

Summary Compensation Table

Pursuant to the Staffing Agreement, we pay the Consultant cash compensation for services provided by Mr. Kavanaugh and Mr. Winn. We do not provide any named executive officer with pension benefits or nonqualified deferred compensation plans. We have not entered into any employment agreements with any person and are not obligated to make any cash payments upon termination of employment or a change in control of us. The table below summarizes the total compensation paid or awarded to each of our named executive officers for the fiscal years ended December 31, 2025 and 2024.

				Equity	All Other
Name and Principal Position	Year	Salary	Bonus	Awards (1)	Compensation	Total
Francis P. Kavanaugh, CEO and President	2025	$75,000	$—	$199,060	$—	$274,060
	2024	75,000	—	190,000	—	265,000
C. Brent Winn, Jr., Chief Financial Officer	2025	$175,000	$—	$99,067	$—	274,067
	2024	250,000	—	—	—	250,000

(1)

The amounts in the Equity Awards column represent the aggregate grant date fair values, computed in accordance with FASB ASC Topic 718, of equity awards during the applicable fiscal year under the Equity Incentive Plan.  During the years ended December 31, 2025 and 2024, Mr. Kavanaugh elected to accept grants of OP Units with a fair value on the grant date of $175,000 and $190,000, respectively, in lieu of a portion of his annual cash compensation.  During the year ended December 31, 2025, Mr. Winn elected to accept a grant of common stock with a fair value on the grant date of $75,007 in lieu of a portion of his annual cash compensation.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards at Fiscal 2025 Year-End

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

As of December 31, 2025, there were no unvested options, stock appreciation rights, stock awards, performance units, incentive awards or other equity-based awards (including LTIP units) outstanding.

Director Compensation

 During fiscal year 2025, our independent directors were each paid $12,500 in cash and a grant of the Company’s common shares valued at $12,500 under the Equity Incentive Plan. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors and any committees. Our directors who are also executive officers do not receive any additional compensation from us for acting as directors. Directors are eligible for awards under our Equity Incentive Plan, as described in detail below.

The following table sets forth information regarding the compensation paid or accrued by our company during 2025 to each of our directors:

	Fees
	Earned or
	Paid in	Stock	All Other
Name	Cash ($)	Awards ($) (1)	Compensation ($)	Total ($)
Francis P. Kavanaugh	$—	$—	$—	$—
Marc Carlson	12,500	12,500	—	25,000
Neil P. Farmer	12,500	12,500	—	25,000
Alfred Lee Finley (2)	12,500	12,500	—	25,000
David Lunin	12,500	12,500	—	25,000
Kory Kramer (2)	12,500	12,500	—	25,000
Emanuel D. Neuman	12,500	12,500	—	25,000
	$75,000	$75,000	$—	$150,000

(1)

The amounts in the Stock Awards column represent the aggregate grant date fair values, computed in accordance with FASB ASC Topic 718, of stock awards during the applicable fiscal year under the Company’s Equity Incentive Plan.

(2)	Messrs. Finley and Kramer resigned from the Board effective as of January 5, 2026.

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

							Value of Initial
	Summary		Summary		Average Summary	Average	Fixed $100
	Compensation	Compensation	Compensation	Compensation	Compensation	Compensation	Investment
	Table Total	Actually Paid	Table Total	Actually Paid	Table Total	Actually Paid	Based on Total
	for PEO	to PEO	for PEO	to PEO	for Non-	to Non-PEO	Shareholder	Net Income
Year	(Kavanaugh)[1,2]	(Kavanaugh)[3]	(Messier)[1,2]	(Messier)[4]	PEO NEOs[5]	NEOs[6]	Return[7]	(Loss)[8]
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2025	$274,040	$274,040	$—	$—	$274,040	$274,040	$114.23	$(2,388,837)
2024	265,000	265,000	—	—	250,000	250,000	120.84	27,524
2023	—	—	—	—	112,903	112,903	94.02	(4,571,279)

1

Mr. Messier served as the Company’s Chief Executive Officer during fiscal year 2023 until July 18, 2023. Mr. Kavanaugh was appointed as the Company’s interim President and Chief Executive Officer, effective July 18, 2023, and he was appointed as the Company’s President and Chief Executive Officer on a permanent basis on October 18, 2023.

2

The dollar amounts reported in columns (b) and (d) are the amounts of total compensation reported for Messrs. Kavanaugh and Messier, respectively, in the “Total” column of the Summary Compensation Table in the applicable year. We did not provide Mr. Kavanaugh with any compensation during the year ended December 31, 2023.

3

The dollar amounts reported in column (c) represent the amount of “compensation actually paid” to Mr. Kavanaugh in fiscal years 2025, 2024 and 2023, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amounts do not reflect the actual amount of compensation earned by or paid to Mr. Kavanaugh during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to Mr. Kavanaugh’s total compensation for each year to determine the compensation actually paid:

	FY2025	FY2024	FY2023
Total Compensation for PEO as reported in the Summary Compensation Table for the covered fiscal year	$274,040	$265,000	$—
Deduct pension values reported in the “Change in Pension and Nonqualified Deferred Compensation Earnings” column in the Summary Compensation Table for the covered fiscal year	—	—	—
Deduct grant date fair value of equity awards reported in the “Stock Awards” column in the Summary Compensation Table for the covered fiscal year	$199,040	190,000	$—
Add actuarial present value of pension value attributable to covered fiscal year’s service	—	—	—
Add the entire cost of benefits granted (or credit for benefits reduced) in a plan amendment (or initiation) during the covered fiscal year that are attributed by the benefit formula to services rendered in periods prior to the plan amendment or initiation	—	—	—
Add fair value as of the end of the covered fiscal year of all equity awards granted during the covered fiscal year that are outstanding and unvested as of the end of such covered fiscal year	—	—	—
Add fair value as of the vesting date of any awards granted in the covered fiscal year that vested during the covered fiscal year	$199,040	190,000	$—
Add dividends or other earnings paid on stock or option awards in the covered fiscal year prior to the vesting date that are not otherwise included in the total compensation for the covered fiscal year	—	—	—
Add the change in fair value (whether positive or negative) as of the end of the covered fiscal year (from the end of the prior fiscal year) of any equity awards granted in any prior fiscal year that are outstanding and unvested as of the end of such covered fiscal year	—	—	—
Add the change in fair value (whether positive or negative) as of the vesting date (from the end of the prior fiscal year) of any equity awards granted in any prior fiscal year for which all applicable vesting conditions were satisfied during the covered fiscal year	—	—	—
Subtract the fair value of any equity awards granted in a prior fiscal year that failed to meet the applicable vesting conditions in the covered fiscal year determined as of the end of the prior fiscal year	—	—	—
Compensation Actually Paid to PEO	$274,040	$265,000	$—

4

The dollar amount reported in column (e) represents the amount of “compensation actually paid” to Mr. Messier in fiscal years 2025, 2024 and 2023, as computed in accordance with Item 402(v) of Regulation S-K. The dollar amount does not reflect the actual amount of compensation earned by or paid to Mr. Messier during the applicable year. In accordance with the requirements of Item 402(v) of Regulation S-K, the following adjustments were made to Mr. Messier’s total compensation for each year to determine the compensation actually paid:

	FY2025	FY2024	FY2023
Total Compensation for PEO as reported in the Summary Compensation Table for the covered fiscal year	$—	$—	$—
Deduct pension values reported in the “Change in Pension and Nonqualified Deferred Compensation Earnings” column in the Summary Compensation Table for the covered fiscal year	—	—	—
Deduct grant date fair value of equity awards reported in the “Stock Awards” column in the Summary Compensation Table for the covered fiscal year	—	—	—
Add actuarial present value of pension value attributable to covered fiscal year’s service	—	—	—
Add the entire cost of benefits granted (or credit for benefits reduced) in a plan amendment (or initiation) during the covered fiscal year that are attributed by the benefit formula to services rendered in periods prior to the plan amendment or initiation	—	—	—
Add fair value as of the end of the covered fiscal year of all equity awards granted during the covered fiscal year that are outstanding and unvested as of the end of such covered fiscal year	—	—	—
Add fair value as of the vesting date of any awards granted in the covered fiscal year that vested during the covered fiscal year	—	—	—
Add dividends or other earnings paid on stock or option awards in the covered fiscal year prior to the vesting date that are not otherwise included in the total compensation for the covered fiscal year	—	—	—
Add the change in fair value (whether positive or negative) as of the end of the covered fiscal year (from the end of the prior fiscal year) of any equity awards granted in any prior fiscal year that are outstanding and unvested as of the end of such covered fiscal year	—	—	—
Add the change in fair value (whether positive or negative) as of the vesting date (from the end of the prior fiscal year) of any equity awards granted in any prior fiscal year for which all applicable vesting conditions were satisfied during the covered fiscal year	—	—	—
Subtract the fair value of any equity awards granted in a prior fiscal year that failed to meet the applicable vesting conditions in the covered fiscal year determined as of the end of the prior fiscal year	—	—	—
Compensation Actually Paid to PEO	$—	$—	$—
5

The dollar amounts reported in column (f) represent the average of the amounts reported for the Company’s non-PEO NEOs as a group in the “Total” column of the Summary Compensation Table in each applicable year. The names of each of the NEOs included for the purpose of calculating the average amounts in each applicable year are as follows: (1) for fiscal year 2025 and 2024, Mr. C. Brent Winn, Jr., and (2) for fiscal year 2023, Messrs. C. Brent Winn, Jr., William R. Elliott, and Colin M. Elliott.

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

	FY2025	FY2024	FY2023
Total Average Compensation for non-PEO NEOs as reported in the Summary Compensation Table for the covered fiscal year	$274,067	$250,000	$112,903
Deduct pension values reported in the “Change in Pension and Nonqualified Deferred Compensation Earnings” column in the Summary Compensation Table for the covered fiscal year	—	—	—
Deduct grant date fair value of equity awards reported in the “Stock Awards” column in the Summary Compensation Table for the covered fiscal year	99,067	—	—
Add actuarial present value of pension value attributable to covered fiscal year’s service	—	—	—
Add the entire cost of benefits granted (or credit for benefits reduced) in a plan amendment (or initiation) during the covered fiscal year that are attributed by the benefit formula to services rendered in periods prior to the plan amendment or initiation	—	—	—
Add fair value as of the end of the covered fiscal year of all equity awards granted during the covered fiscal year that are outstanding and unvested as of the end of such covered fiscal year	—	—	—
Add fair value as of the vesting date of any awards granted in the covered fiscal year that vested during the covered fiscal year	99,067	—	—
Add dividends or other earnings paid on stock or option awards in the covered fiscal year prior to the vesting date that are not otherwise included in the total compensation for the covered fiscal year	—	—	—
Add the change in fair value (whether positive or negative) as of the end of the covered fiscal year (from the end of the prior fiscal year) of any equity awards granted in any prior fiscal year that are outstanding and unvested as of the end of such covered fiscal year	—	—	—
Add the change in fair value (whether positive or negative) as of the vesting date (from the end of the prior fiscal year) of any equity awards granted in any prior fiscal year for which all applicable vesting conditions were satisfied during the covered fiscal year	—	—	—
Subtract the fair value of any equity awards granted in a prior fiscal year that failed to meet the applicable vesting conditions in the covered fiscal year determined as of the end of the prior fiscal year	—	—	—
Compensation Actually Paid to non-PEO NEOs	$274,067	$250,000	$112,903
7

Total Shareholder Return in column (h) is cumulative for the measurement periods beginning on December 31, 2022 and ending on December 31 of each of 2025, 2024 and 2023, respectively, calculated in accordance with Item 201(e) of Regulation S-K.

8	The dollar amounts reported in column (i) represent the amount of net income (loss) reflected in the Company’s audited financial statements for the applicable fiscal year.

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

Timing of Grants of Options and Similar Awards

We do not currently grant options or awards with option-like features. In the event we determine to grant new options or awards with option-like features, our Compensation Committee will evaluate the appropriate steps to take in relation to the timing of grants of such awards and the disclosure of material nonpublic information.  Specifically, options and awards with option-like features would be granted at regularly scheduled compensation committee meetings, the dates of which will be set during the prior year to assure that the timing of meetings and awards is unrelated to the release of material nonpublic information.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 28, 2026 by:

●	each person (or group of affiliated persons) who is known by us to beneficially own 5% of the outstanding shares of our common stock;
●	each of our present directors;
●	all of our named executive officers, and each of our executive officers and directors as a group.

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

		Number of	Number of
		Shares	OP Units			Percentage
		Beneficially	Beneficially	Percentage		of all Shares
Name of Beneficial Owner	Title of Class	Owned	Owned	of all Shares(1)		and OP Units(2)
Named Executive Officers and Directors(3)
Francis P. Kavanaugh(4)	Common Stock & OP Units	846,177	606,200	52.0%		72.7%
Marc Carlson	Common Stock	3,039	—	*	%	*	%
Neil Farmer	Common Stock	14,258	—	*	%	*	%
David Lunin	Common Stock	6,066	—	*	%	*	%
Emanuel Neuman	Common Stock	14,378	—	*	%	*	%
C. Brent Winn, Jr.	Common Stock	60,390	—	3.7%		3.0%
All Current Directors and Executive Officers as a Group (6 persons)		944,308	606,200	58.0%		77.6%
*	Represents less than 1% of our outstanding common stock as of April 28, 2026.

(1)	Based on 1,628,500 shares of common stock outstanding as of April 28, 2026.
(2)	Based on 1,628,500 shares of common stock outstanding and 368,612 OP Units outstanding that are redeemable for shares of common stock as of April 28, 2026.
(3)	The address of each beneficial owner is P.O. Box 8436, Richmond, VA 23226.
(4)

Number of shares of common stock and OP Units beneficially owned includes 19,348 OP Units that were issued to Mr. Kavanaugh on January 18, 2024, and which became redeemable for shares of common stock on January 18, 2025,  208,696 OP Units that were issued to Mr. Kavanaugh on March 28, 2024, and which became redeemable on March 28, 2025, 14,547 OP Units that were issued to Mr. Kavanaugh on January 15, 2025, and which became redeemable on January 15, 2026, 9,600 OP Units that were issued to Mr. Kavanaugh on January 24, 2025, and which became redeemable on January 24, 2026, 111,600 OP Units that were issued to Mr. Kavanaugh on February 21, 2025, and which became redeemable on February 21, 2026.

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

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (1)
Equity compensation plans approved by security holders	—	—	17,327
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	17,327

(1)

As of December 31, 2025.  Pursuant to the terms of the Equity Incentive Plan, on each January 1 during the term of the Equity Incentive Plan, the maximum number of shares of common stock that may be issued under the Equity Incentive Plan increases by 8% of any additional shares of common stock or interests in the Operating Partnership issued in the preceding calendar year. As of January 1, 2026, the shares available for issuance under the Equity Incentive Plan was adjusted to 54,223 shares.

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

Under this policy, our audit committee is responsible for reviewing and approving or ratifying each related person transaction or proposed related person transaction. In determining whether to approve or ratify a related person transaction, the audit committee is required to consider all relevant facts and circumstances of the related person transaction available to the audit committee and to approve only those related person transactions that are in, or not inconsistent with, the best interests of the Company and its stockholders, as the audit committee determines in good faith. No member of the audit committee is permitted to participate in any consideration of a related person transaction with respect to which that member or any of his or her immediate family is a related person. A copy of our related person transaction policy may be accessed on the Company’s website (http://www.medalistdst.com) by scrolling to the bottom of the page and clicking on “Corporate Responsibility” and then scrolling to “Governance Documents.”

The audit committee has approved each of the related party transactions described below.

Staffing Agreement

During 2025, our Company paid the Consultant $740,090 under the Staffing Agreement to reimburse the Consultant, for salaries, payroll taxes and benefits paid by the Consultant on behalf of our Company.

Exchange of Common Shares for OP Units

On August 8, 2025 and November 14, 2025, the Company and the Operating Partnership entered into an exchange agreement with Francis P. Kavanaugh, the Company’s President and Chief Executive Officer and the Chairman of the Board, pursuant to which Mr. Kavanaugh exchanged an aggregate of 240,004 shares of the Company’s Common Shares and 2,405 shares of the Company’s Common Shares on a one-for-one basis for an aggregate of 240,004 OP Units and 2,405 OP Units, respectively.

United Rentals Property

On February 21, 2025, MDR Dan Tibbs Road, LLC (“MDR Dan Tibbs Road”), a wholly owned subsidiary of our Operating Partnership, closed on the acquisition of that certain tract of real property located at 376 Dan Tibbs Road NW, Huntsville, Madison County, Alabama 35806 containing a 7,529 square foot building occupied by United Rentals, Inc. (the “Dan Tibbs Road Property or the “United Rentals Property”), pursuant to that certain Contribution Agreement, dated as of December 14, 2024, by and between the Operating Partnership and Dionysus Investments, LLC, a California limited liability company (“Dionysus”), as assigned by that certain Assignment and Assumption of Contribution Agreement, dated as of February 21, 2025, by and between the Operating Partnership and MDR Dan Tibbs Road, and as amended by that certain First Amendment to Contribution Agreement (the “First Amendment to Contribution Agreement”), dated as of February 21, 2025, by and between Dionysus and MDR Dan Tibbs Road (as amended by the First Amendment to Contribution Agreement, the “Contribution Agreement”), for a purchase price of $3,145,000, exclusive of closing costs, paid in a combination of (i) 251,600 OP Units valued at approximately $12.50 per OP Unit; and (ii) $42,446 in cash on hand to cover our Operating Partnership’s transaction costs (such as prorated rent, commissions, title/escrow fees, transfer taxes, legals fees, etc.).  The Purchase Price was determined based on the appraised value of the United Rentals Property, as determined by an independent appraiser hired by the Company, and the number of OP Units issued as part of the purchase price was determined by dividing $3,145,000 by $12.50, which represents the closing price of the Company’s common stock on the Nasdaq Capital Market on December 13, 2024.  The manager of Dionysus is Fort Ashford Funds, LLC, a California limited liability company whose manager is Francis P. Kavanaugh, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors.

Buffalo Wild Wings Property

On January 24, 2025, MDR Bowling Green, LLC (“MDR Bowling Green”), a wholly owned subsidiary of our Operating Partnership, closed on the acquisition of that certain tract of real property containing a building occupied by Buffalo Wild Wings, with a physical address of 2545 Scottsville Road, Bowling Green, KY 42104 (the “Scottsville Road Property” or the “Buffalo Wild Wings Property”), pursuant to that certain Contribution Agreement, dated as of December 14, 2024, by and between the Operating Partnership and CWS BET Seattle L.P., a California limited partnership (“CWS”), as assigned by that certain Assignment and Assumption of Contribution Agreement, dated as of January 24, 2025, by and between the Operating Partnership and MDR Bowling Green, and as amended by that certain First Amendment to Contribution Agreement (the “First Amendment to Contribution Agreement”), dated as of January 24, 2025, by and between CWS and MDR Bowling Green (as amended by the First Amendment to Contribution Agreement, the “Contribution Agreement”), for a purchase price of $2,620,000, exclusive of closing costs, paid in a combination of (i) 209,600 OP Units valued at approximately $12.50 per OP Unit; and (ii) $47,429 in cash on hand to cover our Operating Partnership’s transaction costs (such as prorated rent, commissions, title/escrow fees, transfer taxes, legals fees, etc.).  The Purchase Price was determined based on the appraised value of the Scottsville Road Property, as determined by an independent appraiser hired by the Company, and the number of OP Units issued as part of the purchase price was determined by dividing $2,620,000 by $12.50, which represents the closing price of the Company’s common stock on the Nasdaq Capital Market on December 13, 2024. The general partner of CWS is Fort Ashford Funds, LLC, a California limited liability company whose manager is Francis P.  Kavanaugh, the Company’s Chief Executive Officer and a member of the Company’s Board of Directors.

Director Independence

Our Board of Directors currently consists of five members. A majority of the members of our Board of Directors are, and were during fiscal year 2025, independent under the Nasdaq Capital Market Listing Standards. Our Board of Directors has concluded that the following four directors are independent under the Nasdaq Capital Market Listing Standards: Marc Carlson, Neil P. Farmer, David Lunin and Emanuel D. Neuman. The Board of Directors has determined that Francis P. Kavanaugh, our President and Chief Executive Officer, does not qualify as independent. All directors serving during fiscal year 2025, other than Francis P. Kavanaugh, were independent of the Company under the Nasdaq Capital Market Listing Standards.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees

The following table presents the aggregate fees billed by Cherry Bekaert LLP for each of the services listed below for the fiscal years ended December 31, 2024 and 2025.

	2025	2024
Audit Fees(1)	$315,542	$212,012
Audit-Related Fees(2)	5,250	—
Tax Fees(3)	53,260	90,826
Total	$374,052	$302,838

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

Exchange Act rules generally require any engagement by a public company of an accountant to provide audit or non-audit services to be pre-approved by the audit committee of that public company. This pre-approval requirement is waived with respect to the provision of services other than audit, review or attest services if certain conditions set forth in Rule 2-01(c)(7)(i)(C) of Regulation S-X are met. The audit committee charter provides guidelines for the pre-approval of independent auditor services, including audit, audit-related, tax and other permitted non-audit services.  The Committee also reviews and, if appropriate, separately approves any individual engagements that are not pre-approved under the general policy. The Committee receives and reviews detailed reports from management and the independent auditor regarding the nature and scope of services provided to the Company. The Audit Fees, Audit-Related Fees and the Tax Fees detailed above were approved by the audit committee.

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

3.10	Bylaws of Medalist Diversified REIT, Inc. *
3.11	First Amendment to Bylaws of Medalist Diversified REIT, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on February 17, 2026).
3.12	Certificate of Notice (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 17, 2026).
4.1	Form of Certificate of Common Stock ***
4.2	Form of Certificate of Series A Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A filed on February 13, 2020)
4.3	Description of Medalist Diversified REIT, Inc.’s Securities (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K filed on March 10, 2023).
10.1	Medalist Diversified REIT, Inc. 2018 Equity Incentive Plan *
10.2	Agreement of Limited Partnership of Medalist Diversified Holdings, L.P. *
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

MEDALIST DIVERSIFIED, INC.

Date: April 28, 2026	By:	/s/ Francis P. Kavanaugh
Francis P. Kavanaugh
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Francis P. Kavanaugh	President, Chief Executive Officer and Chairman of the Board	April 28, 2026
Francis P. Kavanaugh	(principal executive officer)

/s/ C. Brent Winn, Jr.	Chief Financial Officer	April 28, 2026
C. Brent Winn, Jr.	(principal accounting officer and principal financial officer)

/s/ Marc Carlson	Director	April 28, 2026
Marc Carlson

/s/ Neil P. Farmer	Director	April 28, 2026
Neil P. Farmer

/s/ David Lunin	Director	April 28, 2026
David Lunin

/s/ Emanuel D. Neuman	Director	April 28, 2026
Emanuel D. Neuman