Form 10-Q
period 2026-03-31
Medalist Diversified, Inc.
filed 2026-05-13
CIK 1654595

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding at May 13,2026 was 1,628,500.

Medalist Diversified, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2026

PART I.FINANCIAL INFORMATION

Item 1.   Financial Statements

Medalist Diversified, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investment properties, net	$25,448,825	$41,187,188
Cash and cash equivalents	8,604,528	2,631,964
Restricted cash	830,737	1,502,106
Investment in marketable securities	12,416,668	—
Rent and other receivables, net of allowance of $0 as of March 31, 2026 and December 31, 2025	323,688	387,782
Assets held for sale	15,375,555	28,299,993
Unbilled rent	619,952	1,272,531
Intangible lease assets, net	1,174,129	1,259,021
Other intangible assets	423,352	293,902
Deferred tax assets, net	2,550,596	—
Other assets	1,155,757	905,124
Total Assets	$68,923,787	$77,739,611

LIABILITIES
Accounts payable and accrued liabilities	$1,124,848	$1,011,528
Liabilities associated with assets held for sale	7,961,567	19,002,311
Intangible lease liabilities, net	754,472	784,987
Mortgages payable, net	19,196,937	32,828,863
Total Liabilities	$29,037,824	$53,627,689

EQUITY
Common stock, $0.01 par value, 750,000,000 shares authorized, 1,428,500 and 1,110,000 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	$14,285	$11,100
Additional paid-in capital	55,940,486	51,957,534
Offering costs	(3,782,521)	(3,777,793)
Accumulated deficit	(29,869,847)	(38,761,731)
Total Stockholders' Equity	22,302,403	9,429,110
Noncontrolling interests - Parkway Property	8,490	378,105
Noncontrolling interests - DST Entities	2,136,562	—
Noncontrolling interests - Operating Partnership	15,438,508	14,304,707
Total Equity	39,885,963	24,111,922
Total Liabilities and Equity	$68,923,787	$77,739,611

See notes to unaudited condensed consolidated financial statements

Medalist Diversified, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
REVENUE
Investment property revenues	$2,159,265	$2,321,640
Total Revenue	$2,159,265	$2,321,640

OPERATING EXPENSES
Investment property operating expenses	$641,264	$659,354
DST sponsorship program expenses	222,896	—
Bad debt expense	—	1,321
Share based compensation expense	224,220	397,182
Legal, accounting and other professional fees	415,779	426,569
Corporate general and administrative expenses	348,189	353,341
Loss on impairment	—	61,803
Depreciation and amortization	488,770	965,211
Total Operating Expenses	2,341,118	2,864,781
Gain on disposal of investment properties	12,850,227	—
Loss on extinguishment of debt	(372,340)	—
Loss on redemption of mandatorily redeemable preferred stock	—	(9,375)
Operating Income (Loss)	12,296,034	(552,516)
Interest expense	456,095	573,016
Net Income (Loss) from Operations	11,839,939	(1,125,532)
Other income	275,815	126,874
Other expense	(71,627)	(28,226)
Net Income (Loss) before Income Taxes	12,044,127	(1,026,884)
Income tax benefit	2,078,642	—
Net Income (Loss)	14,122,769	(1,026,884)
Less: Net income (loss) attributable to Parkway Property noncontrolling interests	183,338	(4,517)
Less: Net income attributable to DST noncontrolling interests	43,827	—
Less: Net income (loss) attributable to Operating Partnership noncontrolling interests	4,928,795	(15,541)
Net Income (Loss) Attributable to Medalist Common Stockholders	$8,966,809	$(1,006,826)

Loss per common share - basic and diluted	$—	$(0.74)
Weighted-average number of shares - basic and diluted	—	1,357,050

Earnings per common share - basic	$7.01	$—
Weighted-average number of shares - basic	1,279,523	—

Earnings per common share - diluted	$4.85	$—
Weighted-average number of shares - diluted	1,848,135	—

Dividends paid per common share	$0.07	$0.07

See notes to unaudited condensed consolidated financial statements

Medalist Diversified, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended March 31, 2026 and 2025

(Unaudited)

	For the three months ended March 31, 2026
	Common Stock						Noncontrolling Interests
						Total
			Additional	Offering	Accumulated	Stockholders'	Parkway		Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	DST Entities	Partnership	Total Equity
Balance, January 1, 2026	1,110,000	$11,100	$51,957,534	$(3,777,793)	$(38,761,731)	$9,429,110	$378,105	$—	$14,304,707	$24,111,922

Share based compensation	18,500	185	224,035	—	—	224,220	—	—	—	224,220
Redemption of operating partnership units	300,000	3,000	3,717,000	—	—	3,720,000	—	—	(3,720,000)	—
Offering costs	—	—	—	(4,728)	—	(4,728)	—	—	—	(4,728)
Net (loss) income	—	—	—	—	8,966,809	8,966,809	183,338	43,827	4,928,795	14,122,769
Dividends and distributions	—	—	—	—	(74,925)	(74,925)	(552,953)	(18,305)	(74,994)	(721,177)
Tax effect of change in noncontrolling interest	—	—	41,917	—	—	41,917	—	—	—	41,917
Noncontrolling interests	—	—	—	—	—	—	—	2,111,040	—	2,111,040

Balance, March 31, 2026	1,428,500	$14,285	$55,940,486	$(3,782,521)	$(29,869,847)	$22,302,403	$8,490	$2,136,562	$15,438,508	$39,885,963

	For the three months ended March 31, 2025
	Common Stock						Noncontrolling Interests
						Total
			Additional	Offering	Accumulated	Stockholders'	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Partnership	Total Equity
Balance, January 1, 2025	1,345,260	$13,453	$54,450,272	$(3,404,055)	$(36,027,063)	$15,032,607	$414,869	$5,554,770	$21,002,246

Share based compensation	18,469	184	221,998	—	—	222,182	—	175,000	397,182
Common stock repurchases	(8,490)	(85)	(106,539)	—	—	(106,624)	—	—	(106,624)
Offering costs	—	—	—	(62,215)	—	(62,215)	—	—	(62,215)
Net loss	—	—	—	—	(1,006,826)	(1,006,826)	(4,517)	(15,541)	(1,026,884)
Dividends and distributions	—	—	—	—	(87,977)	(87,977)	(9,000)	(26,482)	(123,459)
Noncontrolling interests	—	—	—	—	—	—	—	5,765,000	5,765,000

Balance, March 31, 2025	1,355,239	$13,552	$54,565,731	$(3,466,270)	$(37,121,866)	$13,991,147	$401,352	$11,452,747	$25,845,246

See notes to unaudited condensed consolidated financial statements

Medalist Diversified, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$14,122,769	$(1,026,884)
Adjustments to reconcile consolidated net income (loss) to net cash flows from operating activities
Depreciation	416,967	828,196
Amortization	71,803	137,015
Deferred income taxes	(2,508,679)	—
Loan cost amortization	11,179	29,180
Mandatorily redeemable preferred stock issuance cost and discount amortization	—	2,404
Amortization of lease incentives	—	742
Above (below) market lease amortization, net	(19,714)	(50,785)
Bad debt expense	—	1,321
Share-based compensation	224,220	397,182
Loss on impairment	—	61,803
Loss on extinguishment of debt	372,340	—
Loss on redemption of mandatorily redeemable preferred stock	—	9,375
Unrealized gain on marketable securities	(230,865)	—
Unrealized loss on crypto assets	71,627	—
Gain on disposal of investment property	(12,850,227)	—
Changes in assets and liabilities
Rent and other receivables	64,094	79,883
Unbilled rent	(35,991)	(62,764)
Other assets	(271,908)	29,685
Accounts payable and accrued liabilities	54,032	23,619
Net cash flows from operating activities	(508,353)	459,972

CASH FLOWS FROM INVESTING ACTIVITIES
Investment property acquisitions	—	(89,875)
Capital expenditures	(119,743)	(137,589)
Cash received from disposal of investment property, net	17,159,761	—
Purchase of marketable securities	(12,185,803)	—
Purchase of crypto assets	(201,077)	—
Net cash flows from investing activities	4,653,138	(227,464)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends and distributions paid	(721,177)	(123,459)
Repayment of mortgages payable	(228,725)	(274,737)
Redemption of mandatorily redeemable preferred stock	—	(1,500,000)
Offering costs paid related to DST offering	—	(62,215)
Repurchases of common stock, including costs and fees	—	(106,624)
Proceeds from the sale of beneficial interests in DST entities, net of offering costs	2,106,312	—
Net cash flows from financing activities	1,156,410	(2,067,035)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	5,301,195	(1,834,527)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	4,134,070	6,072,736
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$9,435,265	$4,238,209

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	8,604,528	2,744,002
RESTRICTED CASH, end of period, shown in condensed consolidated balance sheets	830,737	1,494,207
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statements of cash flows	$9,435,265	$4,238,209

Supplemental Disclosures and Non-Cash Activities:
Other cash transactions:
Interest paid	$499,466	$576,397

Non-cash transactions:
Issuance of operating partnership units for Buffalo Wild Wings and United Rentals Acquisitions	$—	$5,765,000
Transfer of investment properties, net, to assets held for sale	15,419,522	397,367
Transfer of intangible lease assets, net, to assets held for sale	9,970	—
Transfer of mortgages payable, net, to mortgages payable, net, associated with assets held for sale	13,474,729	—
Transfer of intangible lease liabilities, net, to liabilities, net, associated with assets held for sale	7,682	—
Conversion of operating partnership units to common shares	3,720,000	—
Capital expenditures accrued as of March 31, 2026 and 2025, respectively	59,288	—

See notes to unaudited condensed consolidated financial statements

Medalist Diversified, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.      Organization and Basis of Presentation and Consolidation

Medalist Diversified, Inc. (“Medalist”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, Medalist elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes.  Effective on January 1, 2026, Medalist terminated its election to be taxed as a REIT.  Medalist serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015.  As of March 31, 2026, Medalist, through the Operating Partnership, owned and operated six developed investment properties, a 73.6% beneficial ownership interest in a DST entity that owns and operates a seventh developed investment property, and owned two undeveloped parcels. In addition, as of March 31, 2026, Medalist, through the Operating Partnership, owned Own Digital Treasury TRS, LLC, which was formed to acquire and hold digital and other non-real estate assets, and MDRR Sponsor TRS, LLC, which was formed to serve as the sponsor of the Operating Partnership’s Delaware statutory trust (“DST”) program, and which holds ownership of additional entities required for the Operating Partnership’s DST sponsorship program, as illustrated below.  During the tax years under which Medalist elected to be taxed as a REIT, Own Digital Treasury TRS, LLC and MDRR Sponsor TRS, LLC elected to be treated as taxable REIT subsidiaries (“TRS”).

The use of the words “we,” “us,” or the “Company” refers to Medalist and its consolidated subsidiaries, except where the context otherwise requires. The Company includes Medalist, the Operating Partnership and, wholly owned limited liability companies which own or operate the properties and Medalist’s other business activities.

Medalist Diversified, Inc.
Limited Partners
36.21%
Medalist Diversified Holdings, LP
Investment Properties
Ashley Plaza
Citibank
Hanover Square Outparcel
Lancer Center
East Coast Wings
Lancer Center Outparcel
Brookfield Center
T-Mobile
Tesla Pensacola
DST Program
MDRR Sponsor TRS, LLC
MDRR XXV Depositor 1, LLC
MDRR XXV Trust Manager 1, LLC
Non-Affiliated Owners – Class 1 Beneficial Interests 26.4%
Class 2 Beneficial Interests 73.6%
MDRR XXV DST 1
Indicates role as Trust Manager of DST
OWN Digital Treasury TRS, LLC
Marketable Securities
Crypto Assets

As of March 31, 2026, the Company owned (i) the Ashley Plaza Shopping Center, a 156,012 square foot retail property located in Goldsboro, North Carolina (the “Ashley Plaza Property”), (ii) the Lancer Center, a 181,590 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), (iii) Brookfield Center, a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina (the “Brookfield Center Property”), (iv) the Citibank Property, a 4,350 square foot single tenant building on 0.45 acres located in Chicago, Illinois (the “Citibank Property”), (v) the East Coast Wings building, a 5,000 square foot single tenant building on approximately 0.89 acres located in Goldsboro, North Carolina (the “East Coast Wings Property”), and (vi) the T-Mobile building, a 3,000 square foot single tenant building on approximately 0.78 acres located in Goldsboro, North Carolina (the “T-Mobile Property”).   The East Coast Wings Property and the T-Mobile Property are both located on outparcels adjacent to the Ashley Plaza Property.  In addition, the Company owns a 73.6% beneficial ownership interest in MDRR XXV DST 1 (“XXV DST”), the DST that owns a Tesla sales, service, and distribution facility, a 45,461 square foot, single story building on 3.498 acres of land located in Pensacola, Florida (the “Tesla Pensacola Property”).

As of March 31, 2026, the  Company also owned two undeveloped parcels which are currently being marketed for sale or lease including (i) an outparcel at its Lancer Center Property consisting of approximately 1.80 acres (the “Lancer Outparcel”) (the exact size of the Lancer Outparcel will not be determined until a user is identified), and (ii) an outparcel located in Mechanicsville, Virginia consisting of approximately 0.86 acres (the “Hanover Square Outparcel”).

The Company prepared the accompanying condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). References to the condensed consolidated financial statements and references to individual financial statements included herein, reference the condensed consolidated financial statements or the respective individual financial statement. All material balances and transactions between the consolidated entities of the Company have been eliminated.  The unaudited condensed consolidated financial statements in this Form 10-Q should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company’s current primary focus is to implement the strategic repositioning initiated during 2025.  Effective January 1, 2026, the Company revoked its REIT status and is transitioning its primary focus to build the DST Program to generate fee income and increase assets under management. The Company will continue to evaluate direct and indirect real estate investments (i) for the Company’s general portfolio and (ii) that support the DST Program, including opportunities within the Company’s existing portfolio, including selective disposition of properties from the Company’s portfolio to generate capital for the DST Program and other potential acquisitions.

The Company’s efforts to scale the DST Program will be focused on identifying real estate investments suitable for DST vehicles that offer competitive, risk-adjusted returns, with a focus on net lease assets with nationally recognized tenants or those with investment grade credit ratings, in larger metropolitan areas experiencing high levels of growth in the southeast, mountain states and California.  Industry focuses will include, but not be limited to, retail, medical, and single tenant industrial and warehouse uses.

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

2.Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership and any single member limited liability companies or other entities which are consolidated in accordance with U.S. GAAP. The Company consolidates variable interest entities (“VIEs”) where it is the primary beneficiary. All intercompany balances are eliminated in consolidation.

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

The Company first identifies if its interests obligate it to absorb expected losses or entitle it to expected residual returns (i.e., are the interests variable).  Variable interests can include equity or contractual interests in an entity.  If the Company is deemed to hold a variable interest, the Company then determines if an entity is a VIE. An entity is deemed to be a VIE if it has any of the following characteristics: (i) it lacks sufficient equity investment at risk to finance its activities, (ii) its equity holders lack the characteristics of a controlling financial interest, or (iii) it is structured where the Company’s non-substantive voting rights are not proportional to the economic interests.

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

As of March 31, 2026, the Company has determined itself to be the primary beneficiary of the XXV DST VIE because the Company owns 73.6% of the beneficial interests in the XXV DST and has a significant variable interest in and control over the entity.  Therefore, the Company has consolidated the XXV DST entity.

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

The Company records depreciation on buildings and improvements utilizing the straight-line method over the estimated useful life of the asset, generally 4 to 40 years. The Company reviews depreciable lives of investment properties periodically and makes adjustments to reflect a shorter economic life, when necessary. Capitalized leasing commissions and tenant improvements incurred and paid by the Company subsequent to the acquisition of the investment property are amortized utilizing the straight-line method over the term of the related lease. Amounts allocated to buildings are depreciated over the estimated remaining life of the acquired building or related improvements.

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

Properties classified as held for sale are reported at the lower of their carrying value or their fair value, less estimated costs to sell. When the carrying value exceeds the fair value, less estimated costs to sell, an impairment charge is recognized. The Company determines fair value based on the three-level valuation hierarchy for fair value measurement.  Level 1 inputs are quoted prices in active markets for identical assets or liabilities.  Level 2 inputs are quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets in markets that are not active; and inputs other than quoted prices. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s  investment properties are measured at fair value using Level 2 inputs.  Under ASC 360, depreciation of assets held for sale is discontinued.

In June 2025, the Company committed to a plan to sell the asset group associated with the Salisbury Marketplace Property and reclassified the assets and related mortgage payable, net, as assets held for sale and liabilities associated with assets held for sale, respectively.  The Company completed the sale of the Salisbury Marketplace Property on October 23, 2025 (see Note 3, below).

As of July 18, 2025, the date the Company acquired the Tesla Pensacola Property, the Company had committed to a plan to contribute the Tesla Pensacola Property to its first DST and to sell beneficial interests in the DST.  The Company’s plan was for an asset group that includes the land, site improvements, building, building improvements, tenant improvements, capitalized leasing commissions, and intangible lease assets and liabilities associated with the Tesla Pensacola Property.  As of September 30, 2025, the Company determined that the carrying value of the Tesla Pensacola Property exceeded its fair value, less estimated costs to sell, by $120,000, which is recorded as loss on impairment of assets held for sale on the Company’s consolidated statements of operations. The Company based its estimate of the fair value of the Tesla Pensacola Property on the proposed contribution value of the Tesla Pensacola Property to the DST, which is equal to the Company’s acquisition cost, a level 2 input. The fair value measurement date was as of September 30, 2025 (see Note 3, below).  On November 7, 2025, the Company completed the contribution of the Tesla Pensacola Property to XXV DST for 100% of the class 2 beneficial ownership interests in XXV DST.  As of March 31, 2026, the Company had sold 26.4% of class 1 beneficial interests in XXV DST.

In August 2025, the Company committed to a plan to sell the asset group associated with the Greenbrier Business Center Property and reclassified the assets and related mortgage payable, net as assets held for sale and liabilities associated with assets held for sale, respectively. The Company completed the sale of the Greenbrier Business Center Property on February 13, 2026. (see Note 3, below).

In December 2025, the Company committed to a plan to sell the asset group associated with the Parkway Property and reclassified the assets and related mortgage payable, net as assets held for sale and liabilities associated with assets held for sale, respectively. The Company completed the sale of the Parkway Property on February 27, 2026. (see Note 3, below).

In February 2026, the Company committed to a plan to sell the asset group associated with the Franklin Square Property and reclassified the assets and related mortgage payable, net as assets held for sale and liabilities associated with assets held for sale, respectively. The Company completed the sale of the Franklin Square Property on March 30, 2026. (see Note 3, below).

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

During the three months ended March 31, 2026, the Company wrote off intangible lease assets and liabilities associated with assets held for sale resulting from the sale of the Greenbrier Business Center, Parkway and Franklin Square Properties.  No such write-offs were recorded during the three months ended March 31, 2025.

Details of the deferred costs, net of amortization, arising from the Company’s purchases of its investment properties are as follows:

	March 31, 2026	December 31, 2025
	(unaudited)
Intangible lease assets, net
Leasing commissions	$473,101	$501,389
Legal and marketing costs	24,454	27,516
Above market leases	33,254	36,370
Leases in place	643,320	693,746
	$1,174,129	$1,259,021

Intangible lease liabilities, net
Below market leases	$(754,472)	$(784,987)

As of March 31, 2026 and December 31, 2025, the Company’s intangible assets and liabilities associated with assets held for sale were as follows:

	March 31, 2026	December 31, 2025
	(unaudited)
Intangible lease assets, net, associated with assets held for sale
Leasing commissions	$857,381	$871,814
Legal and marketing costs	769,190	771,750
Above market leases	9,419	10,952
Leases in place	—	3,581
	$1,635,990	$1,658,097

Intangible lease liabilities, net, associated with liabilities held for sale
Below market leases	$(455,813)	$(455,813)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during three months ended March 31, 2026 and 2025, respectively, were as follows:

	For the three months ended
	March 31,
	2026	2025
	(unaudited)	(unaudited)
Amortization of above market leases	$(3,119)	$(6,147)
Amortization of below market leases	22,833	56,932
	$19,714	$50,785

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the three months ended March 31, 2026 and 2025, respectively, were as follows:

	For the three months ended
	March 31,
	(unaudited)	(unaudited)
Leasing commissions	$(26,144)	$(42,512)
Legal and marketing costs	(1,887)	(6,558)
Leases in place	(43,772)	(87,945)
Total	$(71,803)	$(137,015)

As of March 31, 2026 and December 31, 2025, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $1,459,853 and $1,646,629, respectively. During the three months ended March 31, 2026 and 2025 the Company wrote off $183,846 and $225,466, respectively, in accumulated amortization related to fully amortized intangible lease assets.  During the three months ended March 31, 2026 and 2025, the Company transferred $74,733 in accumulated amortization associated with the Franklin Square Property to assets held for sale.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the
	remaining nine
	months ending
	December 31,
	2026	2027	2028	2029	2030	2031-2041	Total
Intangible Lease Assets
Leasing commissions	$59,664	$73,328	$58,506	$46,058	$41,960	$193,585	$473,101
Legal and marketing costs	3,799	4,557	3,193	2,289	1,943	8,673	24,454
Above market leases	9,354	12,476	8,047	3,377	—	—	33,254
Leases in place	93,550	115,341	88,487	68,101	61,468	216,373	643,320
	$166,367	$205,702	$158,233	$119,825	$105,371	$418,631	$1,174,129

Intangible Lease Liabilities
Below market leases	$(66,518)	$(79,847)	$(69,642)	$(67,338)	$(67,338)	$(403,789)	$(754,472)

Impairment of Investment Properties and Intangible Lease Assets

The Company reviews its investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted cash flows plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges against income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as projected future operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the three months ended March 31, 2026 and 2025, that would result in the projected value of the Company’s investment properties being below their carrying value.

However, tenant defaults and early lease terminations can also result in the recognition of impairment.  As a result of certain tenant-specific events during the three months ended March 31, 2026 and 2025, the Company recorded a loss on impairment of $0 and  $61,803, respectively.

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three months ended March 31, 2026 and 2025, respectively.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with an original maturity of 90 days or less to be cash and cash equivalents. Cash equivalents are carried at cost, which approximates fair value. Cash equivalents consist primarily of cash held in money market funds. Financial instruments that potentially subject the Company to concentrations of credit risk include its cash and equivalents and its trade accounts receivable.

The Company places its cash and restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions’ credit worthiness in conjunction with balances on deposit to minimize risk. As of March 31, 2026, the Company held three cash accounts (two at a single financial institution and one at a second financial institution) with combined balances that exceeded the FDIC limit by $909,671. As of December 31, 2025, the Company held two cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $1,640,474.

Restricted cash represents amounts held by the Company for tenant security deposits, escrow deposits held by lenders for real estate taxes and insurance premiums, and capital reserves held by lenders for investment property capital improvements.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of March 31, 2026 and December 31, 2025, the Company reported $74,445 and $258,899, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes and insurance premiums. As of March 31, 2026 and December 31, 2025, the Company reported $101,712 and $139,674, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions and tenant improvements. As of March 31, 2026 and December 31, 2025, the Company reported $654,580 and $1,103,533, respectively, in capital property reserves.

	March 31, 2026	December 31,
Property and Purpose of Reserve	(unaudited)	2025
Ashley Plaza Property – maintenance and leasing cost reserve	562,143	519,177
Brookfield Center Property – maintenance and leasing cost reserve	92,437	81,355
Franklin Square Property – leasing costs	—	503,001
Total	$654,580	$1,103,533

Fair Value Measurements

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

●	Level 1—Quoted prices (unadjusted) in active markets that are accessible at the measurement date for identical assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
●	Level 2—Observable market-based inputs other than quoted prices in active markets for identical assets or liabilities.

●	Level 3—Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

See Note 8 for additional information.

Investment in Marketable Securities

The Company accounts for its investment in equity securities with a readily determinable fair value in accordance with the guidance in ASC 321, Investments – Equity Securities. The Company presents unrealized gains and losses related to the equity securities, within other income (expense) in its condensed consolidated statements of operations. See Note 8 for additional information.

Crypto Assets (Bitcoin)

The Company accounts for its crypto asset holdings in accordance with Accounting Standards Update (ASU) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”).  Under ASU 2023-08, crypto assets are measured at fair value, with realized and unrealized changes in fair value recognized in net income each reporting period. Fair value is determined using Level 1 inputs. See Note 8 for additional information. Crypto assets are classified as other intangible assets on the Company’s condensed consolidated balance sheet. The Company does not amortize crypto assets and does not assess crypto assets for impairment under this standard, as gains and losses are recorded through the income statement. Gains and losses are recorded under other income or other expense, as appropriate, on the Company’s condensed consolidated statements of operations.

A reconciliation of the Company’s crypto asset activity for the three months ended March 31, 2026 is as follows:

	For the three months ended
	March 31,
	2026	2025
	(unaudited)	(unaudited)
Beginning balance	$293,902	$—
Purchases (1)	201,077	—
Sales	—	—
Realized gain (loss)	—	—
Unrealized loss	(71,627)	—
Ending Balance	$423,352	$—

(1)	For the three months ended March 31, 2026, purchases of 2.85 bitcoin at an average price of $70,544, plus transaction fees of $301.

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

Revenue Recognition

Investment Property Revenues

The Company recognizes minimum rents from its investment properties on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the Company reported $619,952 and $1,272,531, respectively, in unbilled rent.

The Company’s leases generally require the tenant to reimburse the Company for a substantial portion of its expenses incurred in operating, maintaining, repairing, insuring and managing the shopping center and common areas (collectively defined as Common Area Maintenance or “CAM” expenses). The Company includes these reimbursements, along with other revenue derived from late fees and seasonal events, on the condensed consolidated statements of operations under the captions "Investment property revenues”. This significantly reduces the Company’s exposure to increases in costs and operating expenses resulting from inflation or other outside factors. The Company accrues reimbursements from tenants for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. The Company calculates the tenant’s share of operating costs by multiplying the total amount of the operating costs allowable under each Tenant’s lease by a fraction, the numerator of which is the total number of square feet being leased by the tenant, and the denominator of which is the average total square footage of all leasable buildings at the property. The Company also receives payments for these reimbursements from substantially all its tenants on a monthly basis throughout the year.

The Company recognizes differences between previously estimated recoveries and the estimated final billed amounts in the year in which the amounts become final. Since these differences are determined annually under the leases and accrued as of December 31 in the year earned, no such revenues were recognized during the three months ended March 31, 2026 and 2025.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, any unrecovered intangibles and other assets are written off as a loss on impairment (See Impairment, above.).  The Company did not receive any lease termination fees during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company received a $103,529 termination fee from a tenant in the Company’s Franklin Square Property.  The Company recorded this lease termination fee as other income on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025.

Rent and Other Receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of March 31, 2026 and December 31, 2025, the Company’s allowance for uncollectible rent totaled $0, based on management’s review of individual tenants’ outstanding receivables.  Management determined that no additional general reserve is considered necessary as of March 31, 2026 and December 31, 2025, respectively.

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

The Company uses the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more-likely-than-not that all or a portion of the deferred tax asset will not be realized.

Management uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense.

The Company is subject to taxation in various jurisdictions in the United States and remains subject to examination by taxing jurisdictions for 2020 and all subsequent periods.

Use of Estimates

The Company has made estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and revenues and expenses during the reported period. The Company’s actual results could differ from these estimates.

Reclassifications

Certain reclassifications have been made in the condensed consolidated financial statements to conform to the 2026 presentation.  Specifically, the Company has combined operating revenue and operating expenses previously reported as three separate operating segments (retail, flex, and STNL) into a single operating segment (investment properties).  These reclassifications had no effect on previously reported total assets, liabilities, stockholders’ equity, revenues, expenses, net loss, or cash flows.

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

The first noncontrolling interest is in the Parkway Property, which was sold on February 27, 2026, in which the Company owned an 82% tenancy in common interest through its subsidiary and an outside party owned an 18% tenancy in common interest. The Parkway Property's net income (loss) is allocated to the noncontrolling ownership interest based on its 18% ownership.  During the three months ended March 31, 2026, 18% of the Parkway Property’s net income of $1,018,549, or $183,338, was allocated to the noncontrolling ownership interest.  During the three months ended March 31, 2025, 18% of the Parkway Property’s net loss of $25,090, or $4,517, was allocated to the noncontrolling ownership interest.

The second noncontrolling interest is in the XXV DST subsidiary. During the three months ended March 31, 2026 the Company sold 26.4% of its beneficial interest in the XXV DST subsidiary to outside, unrelated parties. During the three months ended March 31, 2026, a weighted average of 21.6% of the XXV DST’s net income of $202,931, or $43,827, was allocated to the noncontrolling owners. No such allocations were recorded during the three months ended March 31, 2025.

The third noncontrolling ownership interest consists of the common units of the Operating Partnership (the “OP Units”) that are not held by Medalist. On January 15, 2025, the Company issued 14,547 OP Units to Francis P. Kavanaugh, representing a portion of his 2025 compensation. On January 24, 2025, the Company issued 209,600 OP Units at a value of $12.50 per unit as consideration for the purchase of the Buffalo Wild Wings Property. On February 21, 2025, the Company issued 251,600 OP Units at a value of $12.50 per unit as consideration for the purchase of the United Rentals Property. On August 8, 2025 and November 14, 2025, the Company issued 240,004 and 2,405 OP Units, respectively to Francis P. Kavanaugh in exchange for 240,004 and 2,405 Common Shares, respectively.  On February 12, 2026, the Company redeemed 300,000 OP Units from Mr. Kavanaugh in exchange for 300,000 Common Shares.

As of March 31, 2026 and December 31, 2025, there were 811,021 and 1,111,021 OP Units outstanding, respectively, not held by Medalist. As of March 31, 2026 and December 31, 2025, respectively, 568,612 and 392,865 of the OP Units not held by Medalist were convertible to Common Shares.

The OP Units not held by Medalist represent 36.21% and 22.60% of the outstanding OP Units as of March 31, 2026 and December 31, 2025, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of OP Units not owned by the Company by the total number of OP Units outstanding. The noncontrolling interest ownership percentage will change as additional Common Shares are issued by Medalist, or additional OP Units are issued or as OP Units are exchanged for Common Shares. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net income (loss) is allocated to the noncontrolling OP Unit holders based on their ownership interest.

During the three months ended March 31, 2026, a weighted average of 38.62% of the Operating Partnership’s net income of $12,761,031, or $4,928,795, was allocated to the noncontrolling unit holders. During the three months ended March 31, 2025, a weighted average of 24.30% of the Operating Partnership’s net loss of $63,692, or $15,541, was allocated to the noncontrolling OP Unit holders.

Recent Accounting Pronouncements

Upcoming Accounting Pronouncements

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses.  The objective of ASU 2024-03 is to help investors better understand a company’s performance and prospects for future cash flows, as well as compare its performance over time with that of other companies.  To meet that objective, the update requires companies to provide a tabular disclosure in the notes to the financial statements that disaggregates all relevant expense captions in continuing operations on the face of the income statement into specific expenses, gains, and losses that are outlined in the guidance.  The specific items include employee compensation, depreciation, intangible lease asset amortization, impairment losses, gains or losses on long-lived assets held for disposal or disposed of, gains and losses on derivative instruments and related hedged items, and various other expenses, gains and losses.  The tabular presentation must also include a total for “other items” that are not required to be otherwise itemized for each relevant expense caption.  A qualitative description of the “other items” category must also be provided.  ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted.  The Company is currently evaluating these disclosure requirements to determine their impact on its condensed consolidated financial statements.

Derivatives and Hedging

In November 2025, the FASB issued ASU 2025-09 Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The new guidance is intended to more closely align hedge accounting with the economics of an entity’s risk management activities and better reflect those strategies in financial reporting. ASU 2025-09 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods and is to be adopted on a prospective basis. The Company is currently assessing the impact on its condensed consolidated financial statements.

Interim Reporting

In December 2025, the FASB issued ASC 2025-11, Interim Reporting (Topic 270) which aims to improve the navigability of ASC 270 and clarify when it applies. This includes adding a list of required interim disclosures and the addition of a requirement for reporting entities to disclose events occurring after the end of the last annual reporting period that have a material impact on the entity.  The ASU is not intended to change the fundamental nature of interim reporting or expand or reduce current disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and can be adopted either prospectively or retrospectively to any or all periods presented. The Company is currently evaluating these disclosure requirements to determine their impact on its condensed consolidated financial statements.

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

3.      Investment Properties

Investment properties consist of the following:

	March 31, 2026	December 31,
	(unaudited)	2025
Land	$6,885,756	$10,228,920
Site improvements	999,887	2,276,444
Buildings and improvements (1)	24,656,640	40,065,797
Investment properties at cost (2)	32,542,283	52,571,161
Less accumulated depreciation	7,093,458	11,383,973
Investment properties, net	$25,448,825	$41,187,188

(1)	Includes tenant improvements (both those acquired as part of the acquisition of the properties and those constructed after the properties’ acquisition), capitalized leasing commissions and other capital costs incurred post-acquisition.
(2)	Excludes intangible lease assets and liabilities (see Note 2, above, for a discussion of the Company’s accounting treatment of intangible lease assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $416,967 and $828,196, for the three months ended March 31, 2026 and 2025, respectively.

Capitalized Tenant Improvements

The Company carries two categories of capitalized tenant improvements on its condensed consolidated balance sheets, which are recorded under investment properties, net, on the Company’s condensed consolidated balance sheets. The first category is the allocation of acquisition costs to tenant improvements that is recorded on the Company’s condensed consolidated balance sheets as of the date of the Company’s acquisition of the investment property. The second category is tenant improvement costs incurred and paid by the Company subsequent to the acquisition of the investment property. Both categories are recorded as a component of investment properties on the Company’s condensed consolidated balance sheets.

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

Details of these deferred costs, net of depreciation are as follows:

	March 31, 2026	December 31,
	(unaudited)	2025
Capitalized tenant improvements – acquisition cost allocation, net	$533,493	$566,382
Capitalized tenant improvements incurred subsequent to acquisition, net	490,274	841,079

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $28,923 and $108,654 for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2025, the Company recorded $340,062 in tenant improvements arising from the acquisitions of the Buffalo Wild Wings Property and the United Rentals Property.  No such amounts were recorded during the three months ended March 31, 2026. During the three months ended March 31, 2026, the Company transferred $3,966 in capitalized tenant improvements from the acquisition cost allocation, net of accumulated depreciation, to assets held for sale associated with the Franklin Square Property. No such transfer was made during the three months ended March 31, 2025.

During the three months ended March 31, 2026 and 2025, the Company recorded $36,420 and $45,000, respectively, in capitalized tenant improvements.  Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $42,187 and $75,033 for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, the Company transferred $345,038 in capitalized tenant improvements incurred subsequent to acquisition, net of accumulated depreciation, to assets held for sale associated with the Franklin Square Property. No such transfer was made during the three months ended March 31, 2025.  During the three months ended March 31, 2025, the Company wrote off capitalized tenant improvements incurred subsequent to acquisition of $25,223 associated with a tenant that terminated its lease.  No such write offs were recorded during the three months ended March 31, 2026.

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

The Company generally records depreciation of capitalized leasing commissions incurred and paid by the Company subsequent to the acquisition of an investment property on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	March 31, 2026	December 31,
	(unaudited)	2025
Capitalized leasing commissions, net	$385,288	$842,056

During the three months ended March 31, 2026 and 2025 the Company recorded $86,626 and $63,354, respectively, in capitalized leasing commissions.  Depreciation on capitalized leasing commissions was $27,184 and $55,049 for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, the Company transferred $516,210 in capitalized leasing commissions, net of accumulated amortization, to assets held for sale associated with the Franklin Square Property. During the three months ended March 31, 2025 the Company wrote off capitalized leasing commissions of $21,122 associated with early terminated leases.

2025 Property Acquisitions

Buffalo Wild Wings Property

On January 24, 2025, the Company completed its acquisition of the Buffalo Wild Wings Property, a 5,933 square foot single tenant building on 1.82 acres located in Bowling Green, Kentucky, through a wholly-owned subsidiary, from CWS BET Seattle, LP. The general partner of CWS BET Seattle, LP is Fort Ashford Funds, LLC, a California limited liability company controlled and owned by Frank Kavanaugh, the Company’s President and Chief Executive Officer and the Chairman of the Board. The Buffalo Wild Wings Property, built in 2018, was 100% leased to Buffalo Wild Wings as of March 31, 2026. The purchase price for the Buffalo Wild Wings Property was $2,620,000 paid through the issuance of 209,600 OP Units at a price of $12.50 per OP Unit. The purchase price was determined by an independent, third-party appraisal obtained by the Company.  Pursuant to the Related Person Transaction Policy, the Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.  The Company’s total investment was $2,667,429. The Company incurred $47,429 of closing costs which were capitalized and added to the tangible assets acquired. On December 30, 2025, the Company sold the Buffalo Wild Wings Property (see Sale of Investment Properties, below.)

United Rentals Property

On February 21, 2025, the Company completed its acquisition of the United Rentals Property, a 7,529 square foot single tenant building on 3.01 acres located in Huntsville, Alabama, through a wholly-owned subsidiary, from Dionysus Investments, LLC. The manager of Dionysus Investments, LLC is Fort Ashford Funds, LLC, a California limited liability company controlled and owned by Frank Kavanaugh, the Company’s President and Chief Executive Officer and the Chairman of the Board. The United Rentals Property, built in 2008, was 100% leased to United Rentals as of March 31, 2026. The purchase price for the United Rentals Property was $3,145,000 paid through the issuance of 251,600 OP Units at a price of $12.50 per OP Unit. The purchase price was determined by an independent, third-party appraisal obtained by the Company.  Pursuant to the Related Person Transaction Policy, the Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.  The Company’s total investment was $3,187,446. The Company incurred $42,446 of closing costs which were capitalized and added to the tangible assets acquired. On December 30, 2025, the Company sold the United Rentals Property (see Sale of Investment Properties, below.)

Tesla Pensacola Property

On July 18, 2025, the Company completed its acquisition of a Tesla sales, service and delivery facility consisting of a 45,461 square foot, single story building on 3.498 acres of land located at 312 E. 9 Mile Road, Pensacola, Florida (the “Tesla Pensacola Property”). The purchase price paid for the Tesla Pensacola Property was $14,544,504 and the Company’s total investment was $14,624,638. The Company incurred $71,134 of closing costs which were capitalized and added to the tangible assets acquired.  The acquisition was funded using proceeds from a line of credit in the amount of $14,700,000 (the “Farmers Line of Credit”) with Farmers and Merchants Bank of Long Beach (“Farmers”).  The Farmers Line of Credit is cross collateralized by the Tesla Pensacola Property, the Company’s Citibank Property, Buffalo Wild Wings Property, and United Rentals Property.

	Buffalo		United		Tesla
	Wild Wings		Rentals		Pensacola
	Property		Property		Property		Total
Fair value of assets acquired:
Investment property (a)	$2,501,345		$2,914,369		$13,444,461		$18,860,175
Lease intangibles (b)	222,139		273,077		1,635,990		2,131,206
Below market lease (b)	(56,055)		—		(455,813)		(511,868)
Fair value of net assets acquired (c)	$2,667,429		$3,187,446		$14,624,638		$20,479,513

Purchase consideration:
Consideration paid with cash (d)	$47,429		$42,446		$303,260		$393,135
Consideration paid with proceeds from line of credit, short term, net	—		—		14,321,378	(e)	14,321,378
Consideration paid with OP Units	2,620,000	(f)	3,145,000	(g)	—		5,765,000
Total consideration (h)	$2,667,429		$3,187,446		$14,624,638		$20,479,513

(a)	Represents the fair value of the investment property acquired which includes land, buildings, site improvements and tenant improvements. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing costs were allocated and added to the fair value of the tangible assets acquired.
(b)	Represents the fair value of lease intangibles. Lease intangibles include leasing commissions, leases in place, below market leases and legal and marketing costs associated with replacing existing leases.
(c)	Represents the total fair value of assets and liabilities acquired at closing.
(d)	Represents cash paid for closing costs paid at closing or directly by the Company outside of closing.
(e)	Represents the Farmers Line of Credit used to fund the purchase of the Tesla Pensacola Property, net of capitalized loan issuance costs. See Note 5, below.
(f)	Represents issuance of 209,600 OP Units at $12.50 per Operating Partnership Unit. See Note 7, below.
(g)	Represents issuance of 251,600 OP Units at $12.50 per Operating Partnership Unit. See Note 7, below.
(h)	Represents the consideration paid for the fair value of the assets and liabilities acquired.

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

During February 2025, the Company committed to a plan to sell the Hanover Square Outparcel and as a result, reclassified the assets associated with the Hanover Square Outparcel as assets held for sale. The Company believes that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Hanover Square Outparcel in the three months ended March 31, 2026 or the year ended December 31, 2025.

During June 2025, the Company committed to a plan to sell the Salisbury Marketplace Property and as a result, reclassified the assets associated with the Salisbury Marketplace Property as assets held for sale. The Company believed that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Salisbury Marketplace Property in the year ended December 31, 2025.  On October 23, 2025, the Company completed the sale of the Salisbury Marketplace Property (see below).

As discussed above, on July 18, 2025, the Company acquired the Tesla Pensacola Property and immediately committed to a plan to contribute the Tesla Pensacola Property to the Company’s first DST and subsequently commence efforts to sell 100% of the class 1 beneficial ownership interests in the DST. As a result, upon the acquisition of the Tesla Pensacola Property, the Company immediately recorded the assets associated with the Tesla Pensacola Property as assets held for sale. The Company believes that the Company’s carrying cost exceeded the fair value, less estimated costs to sell, so the Company recorded $120,000 in impairment of assets held for sale related to the Tesla Pensacola Property for the year ended December 31, 2025.  On November 7, 2025, the company completed the contribution of the Tesla Pensacola Property to XXV DST.    During the three months ended March 31, 2026, the Company sold 26.4% of its beneficial ownership interest in XXV DST.

During August 2025, the Company committed to a plan to sell the Greenbrier Business Center Property and as a result, reclassified the assets associated with the Greenbrier Business Center Property as assets held for sale. The Company believes that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale. related to the Greenbrier Business Center Property in the three months ended March 31, 2026 or the year ended December 31, 2025. The Company sold the Greenbrier Center Business Center Property on February 13, 2026.

During October 2025, the Company committed to a plan to sell the Buffalo Wild Wings and United Rentals Properties and, as a result, reclassified the assets associated with the Buffalo Wild Wings and United Rentals Properties as assets held for sale. The Company believed that the Company’s carrying cost exceeded the fair value, less estimated costs to sell, so the Company recorded $160,789 and $381,605 in impairment of assets held for sale related to the Buffalo Wild Wings and United Rentals Properties, respectively, for the three months ended December 31, 2025.  In December,  2025, the Company completed the sale of the Buffalo Wild Wings and United Rentals Properties.

During December 2025, the Company committed to a plan to sell the Parkway Property and as a result, reclassified these assets associated with the Parkway Property as assets held for sale and liabilities associated with assets held for sale, respectively.  The Company believes that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Parkway Property during the three months ended March 31, 2026 or during the year ended December 31, 2025. The Company sold the Parkway Property on February 27, 2026.

As of March 31, 2026 and December 31, 2025, assets held for sale and liabilities associated with assets held for sale consisted of the following:

	March 31, 2026	December 31,
Assets Held for Sale	(unaudited)	2025
Investment properties, net, held for sale, associated with the Greenbrier Business Center Property	—	6,290,551
Investment properties, net, held for sale, associated with the Tesla Pensacola Property	13,342,198	13,342,198
Investment properties, net, held for sale, associated with the Hanover Square Outparcel	397,367	397,367
Investment properties, net, held for sale, associated with the Parkway Property	—	6,611,780
Intangible lease assets, net, held for sale, associated with the Greenbrier Business Center Property	—	22,107
Intangible lease assets, net, held for sale, associated with the Tesla Pensacola Property	1,635,990	1,635,990
Total assets held for sale	$15,375,555	$28,299,993

	March 31, 2026	December 31,
Liabilities Held for Sale	(unaudited)	2025
Mortgages payable, net, associated with the Greenbrier Business Center Property	—	6,356,947
Mortgages payable, net, associated with the Tesla Pensacola Property	7,505,754	7,505,754
Mortgages payable, net, associated with the Parkway Property	—	4,683,797
Intangible lease liabilities, net, held for sale associated with the Tesla Pensacola Property	455,813	455,813
Total liabilities held for sale	$7,961,567	$19,002,311

Sales of Investment Properties

On October 23, 2025, the Company sold the Salisbury Marketplace Property to an unrelated third party for a sale price of $9,930,000, resulting in a gain on disposal of investment properties of $841,278 reported on the Company’s condensed consolidated statement of operations for the year ended December 31, 2025.

On December 30, 2025, the Company sold the Buffalo Wild Wings and United Rentals Properties to an unrelated third party for a sale price of $2,507,500 and $2,792,000, respectively, resulting in a loss on disposal of investment properties of $52,760 and

$57,079, respectively, reported on the Company’s condensed consolidated statement of operations for the year ended December 31, 2025.

On February 13, 2026, the Company sold the Greenbrier Business Center Property to an unrelated third party for a sale price of $11,000,000 and used $7,000,000 from the proceeds to repay a portion of  the Wells Fargo Mortgage Facility.  The sale of the Greenbrier Business Center Property resulted in a gain on disposal of investment properties of $4,228,612 reported on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2026.

On February 27, 2026, the Company sold the Parkway Property to an unrelated third party for a sale price of $7,825,000 and used $4,735,614 from the proceeds to repay the Parkway Mortgage.  The sale of the Parkway Property resulted in a gain on disposal of investment properties of $1,040,870 reported on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2026.

On March 30, 2026, the Company sold the Franklin Square Property to an unrelated third party for a sale price of $24,100,000 and used $12,954,175 from the proceeds to repay the Franklin Square Mortgage.  The sale of the Franklin Square Property resulted in a gain on disposal of investment properties of $7,580,745 reported on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2026.

The Company reports properties that either were previously disposed of or are currently held for sale in continuing operations in the Company’s condensed consolidated statements of operations if the disposition, or anticipated disposition, of the assets does not represent a shift in the Company’s investment strategy. The Company’s sale of the investment properties discussed above does not constitute a change in the Company’s investment strategy, which continues to include all investment property segments, depending on current market conditions, but which has been expanded to include sales of some of the Company’s legacy portfolio to create capital for the Company’s DST sponsorship program and other investment and acquisition opportunities.

Operating results of the Greenbrier Business Center, Parkway, Franklin Square, Buffalo Wild Wings, United Rentals, and   Salisbury Marketplace Properties, which are included in continuing operations, are as follows:

	For the three months ended
	March 31,
	2026	2025
	(unaudited)	(unaudited)
Revenue
Investment property revenues	$916,376	$1,376,888
Total Revenue	916,376	1,376,888

Operating Expenses
Investment property operating expenses	303,650	354,249
Bad debt expense	—	1,321
Loss on impairment	—	53,532
Depreciation and amortization	59,271	537,967
Total Operating Expenses	362,921	947,069
Gain on disposal of investment properties	12,850,227	—
Loss on extinguishment of debt	(260,137)	—
Operating Income	13,143,545	429,819
Interest expense	(121,264)	(203,515)
Other income	(7,224)	103,529
Other expense	—	(28,226)
Net Income	13,015,057	301,607
Less: Net income (loss) attributable to Parkway Property noncontrolling interests	183,338	(4,517)
Less: Net income attributable to Operating Partnership noncontrolling interests	4,956,097	74,387
Net Income Attributable to Medalist Common Stockholders	$7,875,622	$231,737

4.       Mandatorily Redeemable Preferred Stock

On January 10, 2025, the Company completed the final redemption of the remaining 60,000 shares of its 8.0% Series A cumulative redeemable preferred stock (the “Mandatorily Redeemable Preferred Stock”).  The redemption price was $25.00 per share, plus $0.44 per share of accrued dividends.  As a result of the final redemption, the Company recorded a loss on redemption of Mandatorily Redeemable Preferred Stock of $9,375 for the  three months ended March 31, 2025, which represented the unamortized discount and deferred financing costs associated with the redeemed mandatorily redeemable preferred shares.

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

5.      Loans Payable

Mortgages Payable

The Company’s mortgages payable, net consists of the following:

				March 31,
	Monthly	Interest		2026	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2025
Franklin Square (a)	$61,800	3.81%	December 2031	$—	$13,015,840
Ashley Plaza (b)	52,795	3.75%	September 2029	10,157,546	10,220,312
Brookfield Center (c)	22,876	3.90%	November 2029	4,351,077	4,377,112
Wells Fargo Mortgage Facility (Lancer Center) (d)	30,000	4.50%	June 2027	4,798,477	5,502,446
Unamortized issuance costs, net				(110,163)	(286,847)
Total mortgages payable, net				$19,196,937	$32,828,863
(a)	The mortgage loan for the Franklin Square Property in the original principal amount of $13,250,000 had a ten-year term and a maturity date of December 6, 2031. The mortgage loan bore interest at a fixed rate of 3.808% and was interest only until January 6, 2025, at which time the monthly payment became $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage loan included covenants for the Company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and for the Company to maintain liquid assets of no less than $1,000,000. The Company repaid the mortgage loan in March, 2026 and as of December 31, 2025 believes that it was compliant with these covenants.

(b)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. The mortgage loan include covenants for the Company to maintain a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property, and for the Company to maintain liquid assets of no less than $1,140,000. As of March 31, 2026 and December 31, 2025, the Company believes that it is compliant with these covenants.

(c)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90% and was interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. The mortgage loan includes covenants for the Company to maintain a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Property, and for the Company to maintain liquid assets of no less than $485,000. As of March 31, 2026 and December 31, 2025, the Company believes that it is compliant with these covenants.

(d)	On June 13, 2022, the Company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the

Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property (the “Secured Properties”). The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment was $103,438. The Company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a combined minimum debt yield of 9.5% on the Secured Properties, and the maintenance of liquid assets of not less than $1,500,000. As of March 31, 2026 and December 31, 2025, the Company believes that it is compliant with these covenants.

On October 23, 2025 and February 13, 2026, the Company sold the Salisbury Marketplace and Greenbrier Business Center Properties, respectively and used $5,145,479 and $7,000,000, respectfully, of the net proceeds of the sales to reduce the principal balance of the Wells Fargo Mortgage Facility in exchange for Wells Fargo releasing its security interest in the respective properties. As of December 31, 2025 the portion of the Wells Fargo Mortgage Facility allocated to the Greenbrier Business Center Property was included in mortgages payable, net, associated with assets held for sale on the Company’s condensed consolidated balance sheet. As of March 31, 2026, the monthly payment is $30,000 and the remaining outstanding balance of the Wells Fargo Mortgage Facility is secured solely by the Lancer Center Property.

The Company’s mortgages payables, net, associated with assets held for sale, consists of the following:

				March 31,
	Monthly	Interest		2026	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2025
Parkway Property (a)	$37,310	Variable	November 2031	—	4,683,797
Wells Fargo Mortgage Facility (Greenbrier Business Center) (see note (d), above)	46,561	4.50%	June 2027	—	6,356,947
Tesla DST Mortgage (b)	Interest only	Variable	November 2030	7,505,754	7,505,754
Total mortgages payable, net, associated with assets held for sale				$7,505,754	$18,546,498
(a)	The interest rate for the mortgage loan for the Parkway Property was based on Term SOFR, with a margin of 236.44 basis points. Under the terms of the mortgage, the interest rate payable each month shall not change by greater than 1% during any six-month period and 2% during any 12-month period. As of December 31, 2025 the rate in effect for the Parkway Property mortgage was 6.24%. The monthly payment, which varies based on the interest rate in effect each month, included interest at the variable rate, and principal based on a thirty-year amortization schedule. The mortgage loan for the Parkway Property included a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis. The Company repaid the mortgage loan in February, 2026, and as of December 31, 2025, believes that it was compliant with these covenants.

(b)	On November 7, 2025, the Company’s subsidiary, MDRR XXV DST 1, entered into a mortgage loan with Pinnacle Bank (the “Tesla DST Mortgage”). The Tesla DST Mortgage has a five year term, is interest only and bears interest at a variable rate based on Term SOFR plus 2.5%. As of March 31, 2026 and December 31, 2025, Term SOFR was 3.66% and 3.69%, respectively. The Tesla DST Mortgage is non-recourse to the Company, except for fraud, intentional misrepresentation, gross negligence, physical waste and other similar acts or omissions. Under the terms of the Tesla DST Mortgage, the failure of the borrower to maintain a minimum debt service coverage ration (“DSCR”) of 1.25 constitutes a “trigger event” under which borrower would be required to establish a cash management account to which all rents and profits would be deposited and remain under the control of the lender until the trigger event is terminated. The Tesla Pensacola Property’s DSCR will be tested on a trailing 12 month basis starting on the first anniversary of the issuance of the Tesla DST Mortgage. However, as of March 31, 2026 and December 31, 2025, the Company believes it is compliant with the DSCR requirement.

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

The Farmers Line of Credit was unconditionally guaranteed by the Company and the Operating Partnership, had a one-year term, maturing on August 10, 2026.  As of  March 31, 2026 and December 31, 2025, respectively, the balance of the Farmers Line of Credit was $0.

Tesla DST Mortgage

On November 7, 2025, in connection with the contribution of the Tesla Pensacola Property to the XXV DST discussed in Note 3, the XXV DST entered into the Tesla DST Mortgage with Pinnacle Bank for a principal amount of $7,710,000.  The Pinnacle Loan is collateralized by the Tesla Pensacola Property. Amounts outstanding under the Pinnacle Loan bear interest at a floating rate of one month SOFR plus 2.5%.  As of March 31, 2026 and December 31, 2025, SOFR was 3.66% and 3.69%, respectively.  The Pinnacle Loan provides for monthly interest only payments and has a five-year term and matures on November 7, 2030. The XXV DST received $6,932,061 in net proceeds which was used to fund a portion of the total consideration associated with the Company’s contribution of the Tesla Pensacola Property to the XXV DST.  The Company used these proceeds, and cash on hand, to make a $7,350,000 principal repayment on the Farmers Line of Credit.

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

Interest Rate Protection Transactions

Parkway Mortgage Loan

On October 28, 2021, the Company entered into an interest rate protection transaction to limit its exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property (the “Interest Rate Protection Transaction”).  Under this agreement, the Company’s interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%. Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR.  As of December 31, 2025, SOFR was 3.69%. In accordance with the guidance on derivatives and hedging, the Company records all derivatives on the balance sheet at fair value under other assets with changes in fair value being included in other income on its condensed consolidated statements of operations. The fair value of the Interest Rate Protection Transaction is determined using Level 2 inputs. See Note 8 for additional information. The Company terminated the Interest Rate Protection Transaction on February 13, 2026 in conjunction with the sale of the Parkway Property.

For the period from September 1, 2022 through June 30, 2023, LIBOR, and for the period from July 1, 2023 through the February 13, 2026 repayment of the Parkway mortgage, SOFR exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced the Company’s net interest expense. Payments to the Company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on the Company’s condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025.

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

In accordance with the guidance on derivatives, the Company records all derivatives on the balance sheet at fair value under other assets with changes in fair value being included in other income on its condensed consolidate statements of operations. The fair value of the Interest Rate Swap is determined using Level 2 inputs. See Note 8 for additional information.

Wells Fargo Line of Credit

In 2024, the Company, through its wholly-owned subsidiaries, entered into an amended and restated Revolving Line of Credit Note with Wells Fargo Bank, National Association for up to $4,000,000.  There were no borrowings or activity under this note during the periods presented.  In April, 2025 the Company terminated the Revolving Line of Credit Note and Wells Fargo Bank, National Association released its security interest in the Citibank Property.

Loss on Extinguishment of Debt

Upon the sale of the Greenbrier Business Center Property, the Parkway Property and the Franklin Square Property, the Company repaid the mortgages payable that were secured by each of these properties.   The Company accounted for the repayment of the mortgage payable under debt extinguishment accounting in accordance with ASC 470.

On February 13, 2026, the Company sold the Greenbrier Business Center Property and repaid a portion of the Wells Fargo Mortgage facility that was partially secured by the Greenbrier Business Center Property. During, the three months ended March 31, 2026, the Company recorded a loss on extinguishment of debt of $112,203 consisting of $11,195 in unamortized loan issuance costs and $101,008 in prepayment fees to the lender. No such loss was recorded during the three months ended March 31, 2025.

On February 27, 2026, the Company and its tenant in common partner sold the Parkway Property and repaid the mortgage loan secured by the Parkway Property.  During, the three months ended March 31, 2026, the Company recorded a loss on extinguishment of debt of $64,320 consisting of unamortized loan issuance costs.  No such loss was recorded during the three months ended March 31, 2025.

On March 30, 2026, the Company sold the Franklin Square Property and repaid the mortgage loan secured by the Franklin Square Property. During, the three months ended March 31, 2026, the Company recorded a loss on extinguishment of debt of $195,817 consisting of $165,505 of unamortized loan issuance costs and $30,312 in costs associated with the defeasance of the mortgage loan.  No such loss was recorded during the three months ended March 31, 2025.

Interest Expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the three months ended March 31, 2026
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$81,055	$2,364	$—	$—	$83,419
Ashley Plaza	95,620	4,357	—	—	99,977
Brookfield Center	42,592	2,838	—	—	45,430
Parkway Center	44,605	—	(6,760)	—	37,845
Wells Fargo Mortgage Facility	91,327	1,620	—	102	93,049
Tesla Pensacola (Pinnacle Bank)	119,115	—	(22,740)	—	96,375
Total interest expense	$474,314	$11,179	$(29,500)	$102	$456,095

	For the three months ended March 31, 2025
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$125,777	$7,093	$—	$—	$132,870
Ashley Plaza	97,877	4,358	—	—	102,235
Brookfield Center	43,563	2,838	—	—	46,401
Parkway Center	80,314	2,756	(12,425)	—	70,645
Wells Fargo Mortgage Facility	196,494	12,135	—	—	208,629
Wells Fargo Line of Credit	—	—	—	2,500	2,500
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	2,404	—	5,066	7,470
Other interest	—	—	—	2,266	2,266
Total interest expense	$544,025	$31,584	$(12,425)	$9,832	$573,016

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of March 31, 2026
	(unaudited)		As of December 31, 2025
		Accumulated			Accumulated
		amortization of			amortization
	Accrued	capitalized	Accrued		of capitalized
	interest	issuance costs	interest		issuance costs
Franklin Square	$—	$—	$42,682		$115,852
Ashley Plaza	—	114,757	—		110,399
Brookfield Center	—	73,783	—		70,945
Parkway Center	—	—	24,678		—
Wells Fargo Mortgage Facility	—	36,199	—		34,580
Tesla Pensacola (Pinnacle Bank)	33,196	—	(9,114)	(1)	—
Total	$33,196	$224,739	$58,246		$331,776
(1)	Reflects the payment due for the month of December 2025 under the Interest Rate Swap for the Tesla DST Mortgage which was received on January 2, 2026.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of March 31, 2026 are as follows:

	Mortgages Payable	Mortgages Payable Associated with Assets Held for Sale	Total
For the remaining nine months ending December 31, 2026	$370,469	$—	$370,469
2027	5,058,202	—	5,058,202
2028	379,235	—	379,235
2029	13,499,194	—	13,499,194
2030	—	7,710,000	7,710,000
Total principal payments and debt maturities	19,307,100	7,710,000	27,017,100
Less unamortized issuance costs	(110,163)	(204,246)	(314,409)
Net principal payments and debt maturities	$19,196,937	$7,505,754	$26,702,691

6.      Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of March 31, 2026 are as follows:

For the remaining nine months ending December 31, 2026	$3,128,047
2027	4,241,341
2028	3,971,402
2029	3,367,381
2030	3,106,072
Thereafter	10,865,126
Total minimum rents	$28,679,369

7.      Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 Common Shares, and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. Medalist is the sole general partner of the Operating Partnership and owned a 63.79% and 49.98% interest in the Operating Partnership as of March 31, 2026 and December 31, 2025, respectively. Limited partners in the Operating Partnership who have held their OP Units for one year or longer have the right to redeem their common OP Units for cash or, at the Company’s option, Common Shares at a ratio of OP Unit for one common share. Under the Agreement of Limited Partnership, distributions to OP Unit holders are made at the discretion of the Company. The Company intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per OP Unit as dividends per share are paid to the Company’s holders of Common Shares.

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

Common Stock Repurchase Plan

In December 2021, the Board approved a program to purchase up to 31,250 Common Shares in the open market, up to a maximum price of $76.80 per share. Under this authorization, the Company purchased 16,755 Common Shares at an average price of $16.61 per share in January 2022. In October 2023, the Board approved the purchase of an additional 100,000 shares. In March 2024, the Board authorized and adopted a 10b5-1 and Rule 10b-18 Stock Repurchase Agreement (the “10b5-1 Plan”) which, as amended, authorized the purchase of up to 35,265 shares at or below a price of $13.00 per share.  Under the 10b5-1 Plan, during the years ended December 31, 2025 (and prior to the 10b5-1 Plan’s expiration on May 15, 2025) and 2024, respectively,  the Company purchased 11,320 and 2,830 Common Shares. All repurchased Common Shares were retired in accordance with Maryland law. The authorization under the 10b5-1 Plan expired on May 15, 2025 and as of March 31, 2026, no further repurchases have been made.

Purchase (Trade) Date	Shares Purchased	Price Per Share		Fees	Total Cost (1)
August 6, 2024	2,830	$11.47		$63	$32,467
Total - year ended December 31, 2024	2,830	$11.47	(2)	$63	$32,467

February 3, 2025	2,830	$12.30		$77	$34,886
February 10, 2025	2,830	12.30		63	34,872
March 19, 2025	2,830	13.00		77	36,866
April 23, 2025	2,830	12.05		63	34,164
Total - year ended December 31, 2025	11,320	$12.44	(2)	$280	$140,788
(1)	Total cost including transaction fees.
(2)	Annual average price per share, including fees.

Common Shares and Operating Partnership Units Outstanding

As of March 31, 2026 and December 31, 2025, respectively, there were 2,239,521 and 2,221,021 OP Units outstanding, respectively, with the Company owning 1,428,500 and 1,110,000 of these OP Units, respectively. The remaining 811,021 and 1,111,021, respectively, OP Units are held by noncontrolling, limited partners.  As of March 31, 2026 and December 31, 2025, respectively, there were 1,428,500 and 1,110,000 Common Shares of the Company outstanding, respectively. As of March 31, 2026 and December 31, 2025 there were 568,612 and 392,865, respectively, OP Units held by noncontrolling, limited partners that were eligible for conversion to Common Shares.

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

On January 28, 2026, the Company's Compensation Committee approved a grant of 9,500 Common Shares to the Company's four independent directors, and a grant of 1,000 Common Shares to a non-executive employee of the Company.  In addition, the Company’s President and Chief Executive Officer elected to accept a portion of his 2026 compensation in the form of Common Shares in lieu of cash, and the Compensation Committee approved a grant of 4,000 Common Shares in lieu of a portion of his 2026 cash compensation.  The Company’s Chief Financial Officer elected to accept a portion of his 2026 compensation in the form of Common Shares, and the Compensation Committee approved a grant of 4,000 Common Shares in lieu of a portion of his 2026 cash compensation.  All Common Shares and OP Units were granted at $12.12 per share or unit, the closing price of the Company’s Common Shares on January 28, 2026. The Common Shares granted vested immediately and are unrestricted. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares vested immediately, the fair value of the grants, or $224,220, was recorded to share based compensation expense on the Company’s condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

On each January 1 during the term of the Equity Incentive Plan, the maximum number of Common Shares that may be issued under the Equity Incentive Plan will increase by eight percent (8%) of any additional Common Shares or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of Common Shares, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of any adjustment subsequent to January 1, 2020. As of January 1, 2026, the shares available for issuance under the plan was adjusted to 54,223 shares. As of March 31, 2026, there are 35,723 shares available for issuance under the Equity Incentive Plan.

Earnings per Share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common stockholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of March 31, 2026 and 2025, respectively, there were 568,612 and 24,169 OP Units, respectively, held by noncontrolling, limited partners that were eligible to be converted, on a one-to-one basis, into Common Shares. For the three months ended March 31, 2025, the OP Units and the equivalent Common Shares attributable to the convertible debentures have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's income (loss) per common share is determined as follows:

	Three months ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Basic and diluted shares outstanding
Weighted average Common Shares – basic	1,279,523	1,357,050
Effect of conversion of Operating Partnership Units	568,612	24,169
Weighted average Common Shares – diluted	1,848,135	1,381,219

Calculation of loss per share – basic and diluted
Net loss attributable to common stockholders	$—	$(1,006,826)
Weighted average Common Shares – basic and diluted	—	1,357,050
Loss per share – basic and diluted	$—	$(0.74)

Calculation of earnings per share – basic
Net income attributable to common stockholders	$8,966,809	$—
Weighted average Common Shares – basic	1,279,523	—
Earnings per share – basic	$7.01	$—

Calculation of earnings per share – diluted
Net income attributable to common stockholders	$8,966,809	$—
Weighted average Common Shares – diluted	1,848,135	—
Earnings per share – diluted	$4.85	$—

Dividends and Distributions

During the three months ended March 31, 2026, dividends in the amount of $0.0675 per share, were paid on January 13, 2026 to stockholders of record on January 8, 2026. During the three months ended March 31, 2025, dividends in the amount of $0.065 per share were paid on January 23, 2025 to stockholders of record on January 20, 2025.

Total dividends paid to holders of Common Shares and distributions to noncontrolling interests paid during the three months ended March 31, 2026 and 2025, respectively, are as follows:

	Three months ended March 31,
	2026	2025
	(unaudited)	(unaudited)
Common stockholders (dividends)	$74,925	$87,977
Parkway Property noncontrolling interest (distributions)	552,953	9,000
DST Entities noncontrolling interest (distributions)	18,305	—
Operating Partnership Unit holders (distributions)	74,994	26,482
Total dividends and distributions	$721,177	$123,459

8.Fair Value Measurements

The condensed consolidated balance sheets include certain financial instruments (primarily cash, cash equivalents, restricted cash, rent and other receivables and unbilled rent and accounts payable and accrued liabilities) that are carried at cost which approximates fair values due to their short term nature. The Company’s debt facilities bear interest that fluctuates with the changes in SOFR and because the variable interest rate approximates market borrowing rates available to the Company, the carrying value of debt facilities approximates fair value.

Financial Asset and Liabilities Measured at Fair Value on a Recurring Basis

Investments in marketable securities are carried at fair value using Level 1 inputs based on quoted prices on applicable markets. Unrecognized gains of $230,865 are included as other income in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2026. The Company did not have any marketable securities in the three months ended March 31, 2025.  Crypto assets are carried at fair value using Level 1 inputs based on quoted prices in active markets.  Unrecognized losses of $71,627 are included as other expense in the Company’s condensed consolidated statement of operations for the three months ended March 31, 2026.  The Company did not have any crypto assets in the three months ended March 31, 2025.

The Company’s interest rate protection instruments are carried at fair value using observable inputs such as yield curves, volatilities and other current market data, all of which are considered Level 2 inputs.

The following tables summarize assets that are measured on a recurring basis:

		March 31, 2026
		(unaudited)
Description	Classification	Level 1	Level 2	Level 3	Total

Money market funds	Cash and cash equivalents	$6,006,303	$—	$—	$6,006,303
Equity securities	Investment in marketable securities	$12,416,668	$—	$—	$12,416,668
Crypto Assets (Bitcoin)	Other intangible assets	$423,352	$—	$—	$423,352
Interest Rate Swap	Other assets	$—	$360,480	$—	$360,480

		December 31, 2025
Description	Classification	Level 1	Level 2	Level 3	Total

Money market funds	Cash and cash equivalents	$—	$—	$—	$—
Equity securities	Investment in marketable securities	$—	$—	$—	$—
Crypto Assets (Bitcoin)	Other intangible assets	$293,902	$—	$—	$293,902
Interest Rate Protection Transaction	Other assets	$—	$27,224	$—	$27,224
Interest Rate Swap	Other assets	$—	$326,551	$—	$326,551

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

There are no financial assets or liabilities that are measured at fair value on a non-recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

There are no non-financial assets or liabilities that are measured at fair value on a recurring basis.

Non-Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Long-lived assets, including investment properties, intangible lease assets and other intangible assets, are measured at fair value on a non-recurring basis. See Note 2.

Assets held for sale are measured at the lower of carrying amount or fair value less cost to sell on a non-recurring basis using sale agreements and written offers which are considered Level 2 inputs.

9.      Commitments and Contingencies

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in North Carolina and South Carolina, which represented approximately 76% of the total annualized base revenues of the properties in its portfolio as of March 31, 2026. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Interest Rate Risk

As of March 31, 2026, the interest rate environment remains elevated, significantly impacting the Company’s operations. The Federal Reserve has maintained a higher federal funds rate as part of its ongoing strategy to combat inflation. This situation has several implications for the Company, which is sensitive to a higher interest rate environment due to the Company’s reliance on debt financing. Higher interest rates increase the cost of borrowing for the Company, raising the expense associated with financing property acquisitions and developments. This could limit the ability to pursue new investments or expansions, potentially slowing growth. Additionally, refinancing existing debt in a high-rate environment could lead to increased costs. Elevated interest rates typically lead to higher capitalization rates, which can reduce property valuations. A decline in asset values may impact the net asset value (NAV) calculations, affecting investors’ perceptions and overall market confidence in the Company. The ongoing interest rate volatility may affect investor sentiment towards the Company, potentially leading to capital outflows as investors seek alternative investment opportunities with better risk-adjusted returns.

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

As of March 31, 2026 and December 31, 2025, all of the Company’s long-term debt either bore interest at fixed rates or was capped to a fixed rate. The Company’s debt obligations are more fully described in Note 5, Loans Payable, above.

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

10.      Related Party Transactions

Redemption of OP Units

On February 12, 2026, Francis P. Kavanaugh, the Company’s President and Chief Executive Officer and the Chairman of the Board, submitted a Notice of Exercise of Common Unit Redemption Right (the “Notice”) for 300,000 OP Units.  Upon receipt of the Notice and pursuant to the Operating Partnership’s Agreement of Limited Partnership, the Company exercised its option to issue 300,000 Common Shares in exchange for the OP Units.

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

11.      Segment Information

Prior to January 1, 2026, the Company aggregated individual properties into retail, flex and STNL operating segments.  Effective on January 1, 2026, following the Company’s strategic repositioning and increased focus on DST sponsorship activities, the CODM began evaluating the Company’s real estate portfolio on a combined basis as a single, “Investment Properties” segment. Prior-period segment information has been recast to conform to the current presentation.  Additionally, as of January 1, 2026, the Company established a second operating segment for its DST sponsorship activities.  These two segments align with how the CODM evaluates performance and allocates resources.  During the periods presented, there have been no material intersegment transactions.

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

Pursuant to ASU 2023-07, the Company has identified and disclosed (i) operating expenses (investment property operating expenses and DST Program operating expenses) and (ii) interest expense as significant expense categories by segment.  These expense categories are regularly provided to the CODM and included in the reported measure of segment profit or loss.  The CODM does not evaluate investment property operating expenses at a more detailed level because many property operating expenses are non-controllable and are not considered to be a useful measure of operating performance.

Certain expenses are not allocated to individual segments, including share-based compensation, corporate legal, accounting and other professional fees, and corporate general and administrative expenses.  These expenses are reviewed at the corporate level and are not included in segment-level profitability measures.  In addition, depreciation and amortization are not allocated among segments and are not used by the CODM to assess performance or allocate resources.  Asset information by segment is not reported as the CODM does not use this measure to assess segment performance or to make resource allocation decisions.

Net operating income (“NOI”) is a non-GAAP financial measure and is not considered a measure of operating results or cash flows from operations under GAAP.  For the Company’s investment properties, NOI reflects occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. NOI, as the Company calculates it, may not be directly comparable to similarly titled, but differently calculated, measures for other real estate companies.  NOI is calculated by deducting operating expenses from operating revenues.   For the Company’s DST Program, NOI reflects the underlying profitability of the business.

NOI adjusted for interest expense is the primary performance measure reviewed by management to assess the operating performance of investment properties and is calculated by deducting operating expenses and interest expense from operating revenues. Operating revenues include rental income, tenant reimbursements, and other property income; and operating expenses include all investment property operating costs. Interest expense includes mortgage interest expense, only, and excludes non-mortgage interest expense and non-cash interest expense such as amortization of loan issuance costs.  The NOI adjusted for interest expense performance metric consists of only revenues and expenses directly related to real estate rental operations.

NOI for the Company’s DST sponsorship program is calculated by deducting DST Program operating expenses from DST Program operating revenues.  Operating revenues include acquisition fees (which are generally recorded when the DST entity is de-consolidated from the Company upon the sale of a majority of the DST entity beneficial interests), asset management fees, and disposition fees; and DST Program operating expenses include salaries and benefits, marketing, travel, office, and other expenses related to the DST Program.

The following table presents property operating revenues, operating expenses and interest expense by operating segment:

	For the three months ended March 31, (unaudited)
	Investment Properties		DST Program		Total
	2026	2025	2026	2025	2026	2025
Revenues	$2,159,265	$2,321,640	$—	$—	$2,159,265	$2,321,640
Operating expenses	641,264	659,354	222,896	—	864,160	659,354
Property related interest expense (1)	444,814	531,600	—	—	444,814	531,600
Adjusted net operating income	$1,073,187	$1,130,686	$(222,896)	$—	$850,291	$1,130,686

Reconciliation to net loss from operations (2)
Less: Bad debt expense	—	1,321	—	—	—	1,321
Less: Share-based compensation expenses					224,220	397,182
Less: Legal, accounting and other professional fees					415,779	426,569
Less: Corporate general and administrative expenses					348,189	353,341
Less: Loss on impairment					—	61,803
Less: Depreciation and amortization					488,770	965,211
Less: Non-mortgage interest expense (3)					102	12,236
Less: Amortization of loan issuance costs (3)					11,179	29,180
Plus: Gain on disposal of investment properties					(12,850,227)	—
Less: Loss on redemption of mandatorily redeemable preferred stock					—	9,375
Less: Loss on extinguishment of debt					372,340	—
Net income (loss) from operations					$11,839,939	$(1,125,532)

(1)	Includes mortgage interest expense and amortization of issuance costs related to mortgages payable. For a reconciliation to interest expense as reported on the Company’s condensed consolidated statement of operations, see Note 5, above.
(2)	Certain expenses that are not allocated to individual segments which are either reviewed at the corporate level or which are not included in segment-level profitability measures used by the CODM are added to or subtracted from net operating income measure used by the CODM to reconcile this measure to net (loss) income from operations on the Company’s condensed consolidated statement of operations for the three months ended March 31, 2026 and 2025.
(3)	Non-mortgage interest expense includes dividends paid and amortization of issuance costs and discounts on the Company’s Mandatorily Redeemable Preferred Stock which are recorded as interest expense (see Note 4, above), and other interest expense, all of which are not allocated to individual segments. For a reconciliation to interest expense as reported on the Company’s condensed consolidated statement of operations, see Note 5, above.

The following table presents assets by operating segment:

	Investment Properties		DST Program		Total
	March 31,		March 31,		March 31,
	2026	December 31,	2026	December 31,	2026	December 31,
	(unaudited)	2025	(unaudited)	2025	(unaudited)	2025
Segment assets	$45,661,557	$75,389,464	$—	$—	$45,661,557	$75,389,464

Reconciliation to total assets on condensed consolidated balance sheet
Plus: Other assets					$19,966,704	351,664
Plus: Assets held by operating partnership					401,889	1,916,185
Plus: Assets held by parent company					2,893,637	82,298
Total assets recorded					$68,923,787	$77,739,611

12. Income Taxes

Income before income taxes was $12,044,127 for the three months ended March 31, 2026 while the benefit for income taxes  was $2,078,642. The effective tax rate was 16.4% for the three months ended March 31, 2026, which differed from the federal statutory rate of 21%, primarily due to establishing the net deferred tax assets upon our termination of our election to be taxed as a REIT. As a result of the Company’s termination of its election to be taxed as a REIT, the Company recognized net deferred tax assets and a corresponding income tax benefit of $3,902,878. The Company evaluated the realizability of the net deferred tax assets and determined that no valuation allowance was required as of March 31, 2026, because it is more likely than not that the net deferred tax assets will be realized from projected future taxable income and no material uncertain tax positions were identified that would necessitate a valuation allowance.  During the three months ended March 31, 2026, the Company recognized current tax expense of $430,037 and deferred tax expense of $1,394,199.

During the year ended December 31, 2025, the Company elected to be taxed as a REIT for federal income tax purposes and it did not generate any taxable income from its taxable REIT subsidiaries, accordingly no income tax expense was recorded.

The Company has determined that it has no uncertain income tax positions that could have a material impact on the condensed consolidated financial statements.

13.      Subsequent Events

As of May 13, 2026, the following events have occurred subsequent to the March 31, 2026 effective date of the consolidated financial statements:

Redemption of OP Units

On April 16, 2026, Francis P. Kavanaugh, the Company’s President and Chief Executive Officer and the Chairman of the Board, submitted a Notice of Exercise of Common Unit Redemption Right (the “Notice”) for 200,000 OP Units.  Upon receipt of the Notice and pursuant to the Operating Partnership’s Agreement of Limited Partnership, the Company exercised its option to issue 200,000 Common Shares in exchange for the OP Units.

Common Stock Dividend

On April 21, 2026, a dividend in the amount of $0.0675 per share was paid to holders of Common Shares and OP Unit holders of record on April 15, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is based on, and should be read in conjunction with, the condensed consolidated financial statements and the related notes thereto of Medalist Diversified, Inc. contained in this Quarterly Report.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The U.S. Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements.  This Quarterly Report contains “forward-looking statements” that we intend to be covered by the safe harbor provisions of the 1995 Act. We have used the words “approximately,” “anticipate,” “assume,” “believe,” “budget,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will” and similar terms and phrases, including references to strategy, plans or intentions, to identify forward-looking statements in this Quarterly Report.

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

Overview

Company

Medalist Diversified, Inc. is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, we elected to be taxed as a REIT for federal income tax purposes.  Effective on January 1, 2026, we terminated our election to be taxed as a REIT.  Medalist Diversified, Inc. serves as the general partner of Medalist Diversified Holdings, LP which was formed as a Delaware limited partnership on September 29, 2015.

Our current primary focus is to implement the strategic repositioning initiated during 2025.  Effective January 1, 2026, we revoked our REIT status and are transitioning our primary focus to build the DST Program to generate fee income and increase assets under management. We will continue to evaluate direct and indirect real estate investments (i) for our general portfolio and (ii) that support the DST Program, including opportunities within our existing portfolio, including selective disposition of properties from our portfolio to generate capital for the DST Program and other potential acquisitions.

Our efforts to scale the DST Program will be focused on identifying real estate investments suitable for DST vehicles that offer competitive, risk-adjusted returns, with a focus on net lease assets with nationally recognized tenants or those with investment grade credit ratings, in larger metropolitan areas experiencing high levels of growth in the southeast, mountain states, and California.  Industry focuses will include, but not be limited to, retail, medical, and single tenant industrial and warehouse uses.

We may also pursue, in an opportunistic manner, other real estate and non-real estate-related investments, including, among other things, equity or other ownership interests in entities that are the direct or indirect owners of real property, indirect investments in real property, such as those that may be obtained in a joint venture, and ownership of crypto assets, other equity investments, including marketable securities, short-duration U.S. treasuries, and other investment-grade marketable securities.  While these types of investments are not intended to be a primary focus, we may make such investments at the discretion of the Board.

As of March 31, 2026, our portfolio consisted of the following properties:

Name	Occupancy	Location	SQ FT	Date Acquired
Ashley Plaza Property	99.0%	Goldsboro, North Carolina	156,012	August 30, 2019
Lancer Center Property	79.1%	Lancaster, South Carolina	181,590	May 14, 2021
Brookfield Center Property	100.0%	Greenville, South Carolina	64,882	October 3, 2019
Citibank Property	100.0%	Chicago, Illinois	4,350	March 28, 2024
East Coast Wings Property	100.0%	Goldsboro, North Carolina	5,000	August 30, 2019
T-Mobile Property	100.0%	Goldsboro, North Carolina	3,000	August 30, 2019
Tesla Pensacola (1)	100.0%	Pensacola, Florida	45,461	July 18, 2025
Total Portfolio	91.4%		460,295
(1)	As of March 31, 2026, we held 73.6% of the beneficial ownership interests in XXV DST, which owns the Tesla Pensacola Property, and non-affiliated owners held the remaining 26.4% of the beneficial ownership interests in XXV DST.

As of March 31, 2026, we also owned two undeveloped parcels which are currently being marketed for sale or lease, including (i) an outparcel at our Lancer Center Property consisting of approximately 1.80 acres (the “Lancer Outparcel”), (the exact size of the Lancer Outparcel will not be determined until a user is identified), and (ii) the Hanover Square Outparcel consisting of 0.86 acres located in Mechanicsville, Virginia.

As of March 31, 2026, the Tesla Pensacola Property was classified as assets held for sale on our condensed consolidated balance sheet. As of March 31, 2026, we held 73.6% of the beneficial ownership interests in XXV DST, which owns the Tesla Pensacola Property, and non-affiliated owners held the remaining 26.4% of the beneficial ownership interests in XXV DST.

Reporting Segments

Prior to January 1, 2026, we aggregated individual properties into retail, flex and STNL operating segments. Effective on January 1, 2026, following our strategic repositioning and increased focus on DST sponsorship activities, our CODM began evaluating the Company’s real estate portfolio on a combined basis as a single, “Investment Properties” segment.  Additionally, as of January 1, 2026, we established a second operating segment for our DST sponsorship activities.  These two segments align with how our CODM evaluates performance and allocates resources.

Recent Highlights

Sales of Investment Properties

On February 13, 2026, we sold the Greenbrier Business Center Property to an unrelated third party for a sale price of $11,000,000 and used $7,000,000 from the proceeds to repay a portion of  the Wells Fargo Mortgage Facility.  The sale of the Greenbrier Business Center Property resulted in a gain on disposal of investment properties of $4,228,612 reported on our condensed consolidated statement of operations for the three months ended March 31, 2026.

On February 27, 2026, we sold the Parkway Property to an unrelated third party for a sale price of $7,825,000 and used $4,735,614 from the proceeds to repay the Parkway Mortgage.  The sale of the Parkway Property resulted in a gain on disposal of investment properties of $1,040,870 reported on our condensed consolidated statement of operations for the three months ended March 31, 2026.

On March 30, 2026, we sold the Franklin Square Property to an unrelated third party for a sale price of $24,100,000 and used $12,954,175 from the proceeds to repay the Franklin Square Mortgage.  The sale of the Franklin Square Property resulted in a gain on disposal of investment properties of $7,580,745 reported on our condensed consolidated statement of operations for the three months ended March 31, 2026.

Financing Activities

Mortgages Payable

We have historically financed acquisitions of our investment properties through mortgages. The following table is presented as of March 31, 2026.

				March 31,
	Monthly	Interest		2026	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2025
Franklin Square (a)	$61,800	3.81%	December 2031	$—	$13,015,840
Ashley Plaza (b)	52,795	3.75%	September 2029	10,157,546	10,220,312
Brookfield Center (c)	22,876	3.90%	November 2029	4,351,077	4,377,112
Wells Fargo Mortgage Facility (Lancer Center) (d)	30,000	4.50%	June 2027	4,798,477	5,502,446
Total mortgages payable				$19,307,100	$33,115,710

Amounts presented do not reflect unamortized loan issuance costs.

(a)	The mortgage loan for the Franklin Square Property in the original principal amount of $13,250,000 had a ten-year term and a maturity date of December 6, 2031. The mortgage loan bore interest at a fixed rate of 3.808% and was interest only until January 6, 2025, at which time the monthly payment became $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage loan included covenants for us to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and for us to maintain liquid assets of no less than $1,000,000. We repaid the mortgage loan in March 2026, and as of December 31, 2025 we believe that were compliant with these covenants.

(b)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. The mortgage loan include covenants for the Company to maintain a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property, and for the Company to maintain liquid assets of no less than $1,140,000. As of March 31, 2026 and December 31, 2025, we believe that we are compliant with these covenants.

(c)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90% and was interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. The mortgage loan includes covenants for the Company to maintain a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Property, and for the Company to maintain liquid assets of no less than $485,000. As of March 31, 2026 and December 31, 2025, we believe that we are compliant with these covenants.

(d)	On June 13, 2022, we entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property (the “Secured Properties”). The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment was $103,438. Our Operating Partnership has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis and a combined minimum debt yield of 9.5% on the Secured Properties. As of March 31, 2026 and December 31, 2025, we believe that we are compliant with these covenants.

On October 23, 2025 and February 13, 2026, respectively, we sold the Salisbury Marketplace and Greenbrier Business Center Properties, respectively and used $5,145,479 and $7,000,000, respectfully, of the net proceeds of the sales to reduce the principal balance of the Wells Fargo Mortgage Facility in exchange for Wells Fargo releasing its security interest in the respective properties. As of December 31, 2025 the portion of the Wells Fargo Mortgage Facility allocated to the Greenbrier Business Center Property was included in mortgages payable, net, associated with assets held for sale on our condensed consolidated balance sheet. As of March 31, 2026, the monthly payment is $30,000 and the remaining outstanding balance of the Wells Fargo Mortgage Facility is secured by the Lancer Center Property.

We financed acquisitions of our assets held for sale through mortgages, which as of March 31, 2026, are recorded as mortgages payable, net, associated with assets held for sale, on our consolidated balance sheets, as follows:

				March 31,
	Monthly	Interest		2026	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2025
Parkway Property (a)	$37,310	Variable	November 2031	—	4,683,797
Wells Fargo Mortgage Facility (Greenbrier Business Center) (see note (d), above)	46,561	4.50%	June 2027	—	6,356,947
Tesla DST Mortgage (b)	Interest only	Variable	November 2030	7,505,754	7,505,754
Total mortgages payable, net, associated with assets held for sale				$7,505,754	$18,546,498
(a)	The interest rate for the mortgage loan for the Parkway Property was based on Term SOFR, with a margin of 236.44 basis points. Under the terms of the mortgage, the interest rate payable each month shall not change by greater than 1% during any six-month period and 2% during any 12-month period. As of December 31, 2025 the rate in effect for the Parkway Property mortgage was 6.24%. The monthly payment, which varies based on the interest rate in effect each month, included interest at the variable rate, and principal based on a thirty-year amortization schedule. The mortgage loan for the Parkway Property included a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis. We repaid the mortgage loan in February, 2026 and as of December 31, 2025, we believe that we were compliant with these covenants.

(b)	On November 7, 2025, our subsidiary, MDRR XXV DST 1, entered into a mortgage loan with Pinnacle Bank (the “Tesla DST Mortgage”). The Tesla DST Mortgage has a five year term, is interest only and bears interest at a variable rate based on Term SOFR plus 2.5%. As of March 31, 2026 and December 31, 2025, Term SOFR was 3.66% and 3.69%, respectively. The Tesla DST Mortgage is non-recourse to us, except for fraud, intentional misrepresentation, gross negligence, physical waste and other similar acts or omissions. Under the terms of the Tesla DST Mortgage, the failure of the borrower to maintain a minimum debt service coverage ration (“DSCR”) of 1.25 constitutes a “trigger event” under which borrower would be required to establish a cash management account to which all rents and profits would be deposited and remain under the control of the lender until the trigger event is terminated. The Tesla Pensacola Property’s DSCR will be tested on a trailing 12 month basis starting on the first anniversary of the issuance of the Tesla DST Mortgage. However, as of March 31, 2026 and December 31, 2025, we believe that we are compliant with the DSCR requirement.

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

Revenue Recognition

Principal components of our total revenues for our investment property revenues include base rents and tenant reimbursements. We accrue minimum (base) rent on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset or deferred rent liability being recorded on the balance sheet. Certain lease agreements contain provisions that grant additional rents based on tenants’ sales volumes (contingent or percentage rent) which we recognize when the tenants achieve the specified targets as defined in their lease agreements. We periodically review the valuation of the asset/liability resulting from the straight-line accounting treatment of our leases in light of any changes in lease terms, financial condition or other factors concerning our tenants.

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

Income Taxes

Beginning with our taxable year ended December 31, 2017, and ending on December 31, 2025, we elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code and applicable Treasury regulations relating to REIT qualification. In order to maintain REIT status, the regulations require a REIT to distribute at least 90% of its taxable income to stockholders and meet certain other asset and income tests, as well as other requirements. We believe that we operated in a manner that met these requirements during those taxable years.

Effective on January 1, 2026, we terminated our election to be taxed as a REIT and will be subject to tax at regular corporate rates. We may not re-elect to be taxed as a REIT for five years.

We use the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that such tax rate changes are enacted. The measurement of a deferred tax asset is reduced, if necessary, by a valuation allowance if it is more-likely-than-not that all or a portion of the deferred tax asset will not be realized.

Management uses a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, as well as guidance on derecognition, classification, interest and penalties and financial statement reporting disclosures. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We recognize interest and penalties accrued on any unrecognized tax exposures as a component of income tax expense.

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

We have concluded that it is probable that we will be able to meet our obligations arising within one year of the date of issuance of these condensed consolidated financial statements within the parameters set forth in the accounting guidance. For additional information regarding our liquidity, see Note 5 – Loans Payable and Note 9 – Commitments and Contingencies in the notes to our condensed consolidated financial statements.

Liquidity and Capital Resources

Our business model is intended to drive growth through acquisitions and increasing assets under management. Our primary liquidity needs are funding for (1) operations, including operating expenses, corporate and administrative costs, payment of principal of, and interest on, outstanding indebtedness, and escrow and reserve payments associated with long-term debt financing for our properties; (2) investing needs, including property acquisitions and recurring capital expenditures; and (3) financing needs, including cash dividends and debt repayments.

Internal liquidity to fund operating needs is expected to be provided primarily by the rental receipts from our investment properties.

Cash Flows

At March 31, 2026, our consolidated cash and restricted cash on hand totaled $9,435,265 compared to consolidated cash on hand of $4,134,070 at December 31, 2025. Cash from operating activities, investing activities and financing activities for the three months ended March 31, 2026 are as follows:

Operating Activities

During the three months ended March 31, 2026, our cash used in operating activities was $508,353 compared to cash provided by operating activities of $459,972 for the three months ended March 31, 2025, a decrease in cash provided by operating activities of $968,325.

Cash flows from operating activities has two components. The first component consists of net operating (loss) income adjusted for non-cash operating activities. During the three months ended March 31, 2026, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $318,580. During the three months ended March 31, 2025, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $389,549. The decrease of $708,129 in cash flows from operating activities for the three months ended March 31, 2026 was primarily from reduced lease termination fees, increased income tax expense, and an increase in DST sponsorship program expenses.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations. During the three months ended March 31, 2026, net changes in asset and liability accounts resulted in $189,773 in cash used in operations. During the three months ended March 31, 2025, net changes in asset and liability accounts resulted in $70,423 in cash provided by operations. This increase of $260,196 in cash used in operations resulting from changes in assets and liabilities is a result of decreased changes in rent and other receivables, net, of $15,789, decreased changes in other assets of $301,593, and increased changes in accounts payable and accrued liabilities of $30,413, all of which are uses of cash, offset by decreased changes in unbilled rent of $26,773, which provided cash.

The total of (i) the $708,129 decrease in cash flows from operations from the first category and (ii) the $260,196 decrease in cash provided by operations from the second category results in a total decrease of cash provided by operations of $968,325 for the three months ended March 31, 2026.

Management believes that separately evaluating these two components of our cash provided by operating activities provides management with additional insight into this GAAP measure. Management believes that separating changes in assets and liabilities, the second component, from net operating (loss) income adjusted for non-cash operating activities, the first component, is a meaningful measure of our operating performance, along with adjusted net operating income, presented below.

Investing Activities

During the three months ended March 31, 2026, our cash provided by investing activities was $4,653,138, compared to cash used in investing activities of $227,464 during the three months ended March 31, 2025, an increase in cash provided by investing activities of $4,880,602.

During the three months ended March 31, 2026, cash provided by investing activities consisted of $17,159,761 in cash received from the disposal of the Greenbrier Business Center, Parkway and Franklin Square properties, offset by $12,185,803 in cash used for our investments in marketable securities, $201,077 for the purchase of crypto assets, and $119,743 in capitalized expenditures. During the three months ended March 31, 2025, cash used in investing activities consisted of $137,589 in capitalized expenditures and $89,875 in investment property acquisitions for closing costs related to the Buffalo Wild Wings Property and United Rentals Property acquisitions.

The non-cash investing activity for the three months ended March 31, 2026, that did not affect our cash provided by investing activities was the transfer of $15,419,522 from investment properties, net, to assets held for sale, the transfer of $9,970 of intangible lease assets, net, to assets held for sale, the transfer of $7,682 of intangible lease liabilities, net, to liabilities held for sale, and $59,288 in accrued capital expenditures.

The non-cash investing activity for the three months ended March 31, 2025, that did not affect our cash used in investing activities, was the issuance of $5,765,000 of OP Units and the transfer of $397,367 from investment properties, net, to assets held for sale.

Financing Activities

During the three months ended March 31, 2026, our cash provided by financing activities was $1,156,410 compared to cash used in financing activities of $1,898,196 during the three months ended March 31, 2025, an increase in cash provided by financing activities of $3,054,606. During the three months ended March 31, 2026 our cash provided by financing activities consisted of $2,106,312 of proceeds from the sale of beneficial interests in DST entities, net of $228,725 in principal payments for our mortgages, and $721,177 in dividends and distributions. During the three months ended March 31, 2025, our cash used in financing activities consisted of $1,500,000 for the partial redemption of our mandatorily redeemable preferred stock, $274,737 in principal payments for our mortgages, and $123,459 in dividends and distributions.

The non-cash financing activity for the three months ended March 31, 2026, that did not affect our cash provided by financing activities was $3,720,000 for the conversion of OP Units to common shares and the transfer of $13,474,729 of mortgages payable, net, to mortgages payable, net, associated with assets held for sale.

Future Liquidity Needs

Liquidity for general operating needs and our investment properties is generally provided by the rental receipts from our investment properties, if any. We expect to provide any liquidity for growth (acquisition of new investment properties) by raising additional investment capital. In addition, we continually review and evaluate our outstanding mortgages payable for refinancing opportunities. While some of our mortgages payable are not pre-payable, some mortgages payable may present opportunities for refinancing.

Our primary, non-operating liquidity needs are $149,919 to pay the dividends to common stockholders and distributions to OP Unit holders that were declared on April 1, 2026 and paid on April 21, 2026 to holders of record on April 15, 2026, and $370,469 in principal payments due on its mortgages payable during the remaining nine months ending December 31, 2026. In addition to liquidity required to fund these dividends and principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. We plan to pay these obligations through a combination of cash on hand, sale of our marketable securities, potential dispositions of our investment properties, and cash generated by operations.

To meet these future liquidity needs, we have the following resources:

●	$8,604,528 in unrestricted cash as of March 31, 2026;
●	$12,416,668 in marketable securities which are readily liquid;
●	$830,737 held in lender reserves for the purposes of tenant improvements, leasing commissions, real estate taxes and insurance premiums;
●	Cash generated from operations during the remaining nine months ending December 31, 2026, if any.

We expect these resources will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months and beyond. There can be no assurance that we will continue to generate cash flows at or above current levels.

Factors That May Influence Our Results of Operations

Economic Conditions

Rental revenues from our remaining investment properties are directly affected by a number of factors, including occupancy rates, lease structures, and tenant credit quality, as well as broader economic and policy developments that affect consumer sentiment. Our revenues can be significantly impacted by trends in consumer spending, interest rates, and market confidence, all of which shape demand for our tenants’ goods and services and, in turn, for occupancy in our investment properties.  The ability to lease space to creditworthy tenants and maintain high occupancy levels directly impacts rental income. Changes in tenant demand, property competitiveness, or local economic conditions can influence occupancy rates.  Upon the expiration or early termination of leases, we may face difficulties in re-leasing spaces on terms as favorable as previous agreements. Lease terminations and defaults or terminations by significant tenants can reduce revenues, especially if suitable replacements are not found promptly.  Concentration risk from large tenants or tenants in financially stressed sectors may further impact revenue reliability.

Dividend and interest income on our marketable securities and cash balances are not guaranteed and can fluctuate significantly. Such income is influenced by a range of factors, including the composition of our investment portfolio, issuer credit quality, payout policies, and prevailing macroeconomic and policy developments that shape market conditions and investor sentiment. In particular, our dividend and interest income can be substantially affected by changes in interest rates, credit markets, and liquidity, all of which influence demand for our securities and, in turn, the level of income we realize from such investments.

As we execute our strategic transition, revenues may increasingly depend on capital allocation decisions, including income generated from short-term investments, fee-based activities, and potential acquisitions or strategic transactions. These activities are subject to market conditions, interest rate volatility, counterparty risk, regulatory considerations, and execution risk. There can be no assurance that these strategies will generate anticipated levels of income or returns.

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

Results of Operations

Three months ended March 31, 2026

Revenues

Revenues for the three months ended March 31, 2026 and 2025 are as follows:

	For the three months ended
	March 31,
	2026	2025	Increase /
	(unaudited)	(unaudited)	(Decrease)
Currently Owned Properties
Ashley Plaza	$382,357	$366,881	$15,476
Lancer Center	262,494	291,607	(29,113)
Brookfield Center	238,468	191,992	46,476
East Coast Wings	26,629	26,630	(1)
T-Mobile	30,267	29,945	322
Citibank	37,700	37,697	3
Tesla Pensacola	264,974	—	264,974
Total Revenues - Currently Owned Properties	$1,242,889	$944,752	$298,137

Recently Sold Properties
Franklin Square	635,357	637,182	(1,825)
Salisbury Marketplace	—	196,777	(196,777)
Greenbrier Business Center	140,091	267,161	(127,070)
Parkway Center	140,928	221,410	(80,482)
Buffalo Wild Wings	—	32,709	(32,709)
United Rentals	—	21,649	(21,649)
Total Revenues - Recently Sold Properties	$916,376	$1,376,888	$(460,512)

Total Revenues	$2,159,265	$2,321,640	$(162,375)

Total revenue was $2,159,265 for the three months ended March 31, 2026, a decrease of $162,375 from the three months ended March 31, 2025. We experienced decreased investment property revenues due to the sale of the Salisbury Marketplace, Buffalo Wild Wings, United Rentals, Parkway, Greenbrier and Franklin Square properties, and increased vacancy in the Lancer Center Property, which were offset by increased revenues from the acquisition of the Tesla Pensacola Property and new leasing activity in the Ashley Plaza and Brookfield properties.

Adjusted Net Operating Income

Effective on January 1, 2026, we established two operating segments.  The first operating segment consists of our investment properties (prior to January 1, 2026, we established operating segments that aggregated individual properties into retail, flex and STNL segments).  As of January 1, 2026, we established a second operating segment for our DST sponsorship activities.   These segments align with how the CODM evaluates performance and allocates resources.

During the three months ended March 31, 2026 and 2025, our reportable segments consisted of our investment properties and our DST Sponsorship activities.  We base our evaluation of our results of operations on the net operating income adjusted for interest expense of each reportable segment.  In our discussion below, we have provided an evaluation on a property by property basis.

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

NOI adjusted for interest expense (“Adjusted Net Operating Income”), also a non-GAAP financial measure, is calculated by deducting operating expenses and interest expense from investment property rental revenues.  Operating revenues include rental income, tenant reimbursements, other property income and non-cash revenues such as straight line rent and amortization of above and below market leases.  Operating expenses include all investment property operating costs. Interest expense includes mortgage interest expense, only, and excludes non-mortgage interest expense and non-cash interest expense such as amortization of loan issuance costs.

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

Investment Property Revenues and Adjusted Net Operating Income

The following table presents property revenues, operating expenses and interest expense for our investment properties for the three months ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026				For the three months ended March 31, 2025
	(unaudited)				(unaudited)
	Revenues	Operating Expenses	Interest Expense	Adjusted NOI	Revenues	Operating Expenses	Interest Expense	Adjusted NOI	Adjusted NOI Change
Currently Owned Properties
Ashley Plaza	$382,357	$132,609	$95,620	$154,128	$366,881	$102,202	$97,877	$166,802	$(12,674)
Lancer Center	262,494	131,084	51,915	79,495	291,607	114,270	69,952	107,385	(27,890)
Brookfield	238,468	62,180	42,592	133,696	191,992	66,706	43,563	81,723	51,973
East Coast Wings	26,629	5,566	—	21,063	26,630	17,529	—	9,101	11,962
T-Mobile	30,267	6,175	—	24,092	29,945	4,398	—	25,547	(1,455)
Citibank	37,700	—	—	37,700	37,697	—	—	37,697	3
Tesla DST	264,974	—	96,375	168,599	—	—	—	—	168,599
	$1,242,889	$337,614	$286,502	$618,773	$944,752	$305,105	$211,392	$428,255	190,518

Recently Sold Properties
Franklin Square	635,357	191,762	81,055	362,540	637,182	140,722	125,777	370,683	(8,143)
Salisbury Marketplace	—	—	—	—	196,777	72,530	69,166	55,081	(55,081)
Greenbrier	140,091	37,823	39,412	62,856	267,161	68,432	57,376	141,353	(78,497)
Parkway	140,928	53,860	37,845	49,223	221,410	72,565	67,889	80,956	(31,733)
Buffalo Wild Wings	—	—	—	—	32,709	—	—	32,709	(32,709)
United Rentals	—	20,205	—	(20,205)	21,649	—	—	21,649	(41,854)
	$916,376	$303,650	$158,312	$454,414	$1,376,888	$354,249	$320,208	$702,431	(248,017)

Total	$2,159,265	$641,264	$444,814	$1,073,187	$2,321,640	$659,354	$531,600	$1,130,686	(57,499)

Investment property revenues were $2,159,265 for the three months ended March 31, 2026, a $162,375 decrease from the three months ended March 31, 2025. Adjusted Net Operating Income from investment properties was $1,073,187 for the three months ended March 31, 2026, a decrease of $57,499 from the three months ended March 31, 2025, due to the sale of the six properties, increased vacancy at the Lancer Center Property, slightly higher operating expenses at the Ashley Plaza Property and T-Mobile Property, offset by increased Adjusted NOI from the Brookfield Property due to new leases and from the East Coast Wings Property due to lower operating expenses.

DST Sponsorship Revenues and Adjusted Net Operating Income

The following table presents revenues, operating expenses and interest expense for our DST Program for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31,
	2026	2025	Increase /
	(unaudited)	(unaudited)	(Decrease)
DST Program revenues	$—	$—	—
DST Program operating expenses	222,896	—	222,896
DST Program net operating income	$(222,896)	$—	$(222,896)

We initiated our DST Program during the three months ended March 31, 2026.  Accordingly, there was no activity during the three months ended March 31, 2025.  During the three months ended March 31, 2026, we incurred $222,896 in expenses associated with our DST Program, including salaries and benefits, conferences and travel, marketing, administrative and other expenses.  Our  DST Program did not generate revenues during the three months ended March 31, 2026.  DST Program revenues generally consist of acquisition fees, asset management fees, and disposition fees.  Acquisition fees are generally earned upon the completion of the sale of all beneficial interests in a DST.  Asset management fees are generally earned monthly, but we have waived our asset management fees that during the first year of the XXV DST.  Disposition fees are earned upon the sale of a DST property and are generally subordinated to DST investors’ return of capital.

Operating Expenses

The following table presents our operating expenses for the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31,
	2026	2025	Increase /
	(unaudited)	(unaudited)	(Decrease)
Property Operating Expense Reconciliation
Investment property operating expenses	$641,264	$659,354	$(18,090)
DST Program operating expenses	222,896	—	$222,896
Total Property Operating Expenses from Consolidated Statements of Operations	$864,160	$659,354	$204,806

Other Operating Expenses
Bad debt expense	$—	$1,321	$(1,321)
Share based compensation expenses	224,220	397,182	(172,962)
Legal, accounting and other professional fees	416,139	426,569	(10,430)
Corporate general and administrative expenses	347,829	353,341	(5,512)
Loss on impairment	—	61,803	(61,803)
Depreciation and amortization	488,770	965,211	(476,441)
Total Operating Expenses	$2,341,118	$2,864,781	$(523,663)

Total operating expenses were $2,341,118 for the three months ended March 31, 2026, a decrease of $523,663 over the three months ended March 31, 2025, primarily due to decreased depreciation and amortization expense due to the sales of the Salisbury Marketplace, Greenbrier Business Center, Parkway properties, and the transfer of the Franklin Square Property to assets held for sale, at which point, we ceased recording depreciation and amortization, and a decrease in share based compensation expense, net of an increase due to DST sponsorship program expenses.

Operating Income

Operating income for the three months ended March 31, 2026 was $12,296,034, an increase of $12,848,550 from the operating loss of $552,516 for the three months ended March 31, 2025. This increase was primarily a result of the gain on the disposal of our investment properties, net of the loss on the extinguishment of debt related to three properties sold during the three months ended

March 31, 2026.

Interest Expense

Interest expense was $456,095 and $573,016 for the three months ended March 31, 2026 and 2025, respectively, as follows:

	For the three months ended
	March 31,
	2026	2025	Increase /
	(unaudited)	(unaudited)	(Decrease)
Franklin Square	$83,419	$132,870	$(49,451)
Ashley Plaza	99,977	102,235	(2,258)
Brookfield Center	45,430	46,401	(971)
Parkway Center	37,845	70,645	(32,800)
Wells Fargo Mortgage Facility	93,049	208,629	(115,580)
Wells Fargo Line of Credit	—	2,500	(2,500)
Tesla Pensacola (Pinnacle Bank)	96,375	—	96,375
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	7,470	(7,470)
Other interest	—	2,266	(2,266)
Total interest expense	$456,095	$573,016	$(116,921)

Total interest expense for the three months ended March 31, 2026 decreased by $116,921 over the three months ended March 31, 2025. This decrease was primarily a result of the repayment of  a portion of the Wells Fargo Mortgage Facility resulting from the sale of the Salisbury Marketplace and Greenbrier Business Center Properties and the repayment of the Parkway Center mortgage resulting from the sale of the Parkway Property.

Other Income

During the three months ended March 31, 2026, other income was $275,815, which consisted of unrealized gains on our investment in marketable securities of $230,865, $26,704 related to the fair value change of the interest rate cap, $11,546 in dividend income, and $6,700 in interest income. This is an increase of $148,941 from other income of $126,874 for the three months ended March 31, 2025, which consisted of $118,529 in lease termination fees and interest income of $8,345.

Other Expense

During the three months ended March 31, 2026 and 2025 other expense was $71,627 and $28,226, respectively.  Other expense for the three months ended March 31, 2026 consists of unrealized loss on crypto assets.  Other expense for the three months ended March 31, 2025 related to the fair value change of the interest rate cap.

Net Income (Loss) before Income Taxes

Net income was $12,044,127 for the three months ended March 31, 2026, before adjustments for net income attributable to noncontrolling interests. Net income for the three months ended March 31, 2026 increased by $13,071,011 over the three months ended March 31, 2025.

Provision for Income Taxes

Effective on January 1, 2026, we revoked our election to be taxed as a REIT and as a result, we recorded a net deferred tax asset and income tax benefit of $3,902,878. In addition, for the three months ended March 31, 2026, we recorded a provision for income taxes of $1,824,236, which consists of current and deferred components. Our effective tax rate of 16.4% of pre-tax income reported in the period differs from the federal statutory rate of 21% primarily due to establishing the net deferred tax asset upon the termination of our election to be taxed as a REIT.

Net Income (Loss)

Net income was $14,122,769 for the three months ended March 31, 2026, before adjustments for net income attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net income attributable to our common stockholders was $8,966,809.

Net income for the three months ended March 31, 2026 increased by $15,149,653 over the three months ended March 31, 2025, before adjustments for net income attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net income attributable to our common stockholders for the three months ended March 31, 2026 increased by $9,973,635 over the three months ended March 31, 2025.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of March 31, 2026, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer, evaluated, as of March 31, 2026, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our Chief Executive Officer concluded that our internal control over financial reporting, as of March 31, 2026, was effective.

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

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

In March 2024, our Board approved the adoption of a share repurchase program (the “Repurchase Program”) through a Rule 10b5-1 plan, under which we were authorized to repurchase up to 35,265 shares of our Common Stock at or below a price of $12.00 per share.  The Repurchase Program expired on May 15, 2025.  Accordingly, there was no share repurchase activity during the quarterly period ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

EXHIBIT INDEX

Exhibit Number	Description
10.1

Purchase and Sale Agreement, dated as of March 5, 2026 by and among MDR Ashley Plaza, LLC and HPX Goldsboro Ashley Center LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2026).

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

MEDALIST DIVERSIFIED, INC.

Date: May 13, 2026	By:	/s/ Francis P. Kavanaugh
Francis P. Kavanaugh
President and Chief Executive Officer
Date: May 13, 2026	By:	/s/ C. Brent Winn, Jr.
C. Brent Winn, Jr.
Chief Financial Officer