Form 10-Q
period 2026-06-30
Medalist Diversified, Inc.
filed 2026-08-13
CIK 1654595

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding at August 13, 2026 was 1,628,500.

Medalist Diversified, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2026

PART I.FINANCIAL INFORMATION

Item 1.   Financial Statements

Medalist Diversified, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investment properties, net	$12,183,994	$41,187,188
Cash and cash equivalents	6,382,359	2,631,964
Restricted cash	1,045,414	1,502,106
Investment in marketable securities	20,720,749	—
Rent and other receivables, net of allowance of $0 as of June 30, 2026 and December 31, 2025	111,645	387,782
Assets held for sale	11,886,710	28,299,993
Equity investment	1,312,047	—
Unbilled rent	539,173	1,272,531
Intangible lease assets, net	194,050	1,259,021
Other intangible assets	402,964	293,902
Deferred tax assets, net	2,304,144	—
Other assets	733,607	905,124
Total Assets	$57,816,856	$77,739,611

LIABILITIES
Accounts payable and accrued liabilities	$789,824	$1,011,528
Liabilities associated with assets held for sale	10,372,233	19,002,311
Intangible lease liabilities, net	333,785	784,987
Mortgages payable, net	9,041,598	32,828,863
Total Liabilities	$20,537,440	$53,627,689

EQUITY
Common stock, $0.01 par value, 750,000,000 shares authorized, 1,628,500 and 1,110,000 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	$16,285	$11,100
Additional paid-in capital	58,182,979	51,957,534
Offering costs	(3,782,521)	(3,777,793)
Accumulated deficit	(30,384,954)	(38,761,731)
Total Stockholders' Equity	24,031,789	9,429,110
Noncontrolling interests - Parkway Property	2,942	378,105
Noncontrolling interests - Operating Partnership	13,244,685	14,304,707
Total Equity	37,279,416	24,111,922
Total Liabilities and Equity	$57,816,856	$77,739,611

See notes to unaudited condensed consolidated financial statements

Medalist Diversified, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
REVENUE
Investment property revenues	$1,342,630	$2,465,173	$3,501,895	$4,786,813
DST sponsorship program revenues	465,792	—	465,792	—
Total Revenue	$1,808,422	$2,465,173	$3,967,687	$4,786,813

OPERATING EXPENSES
Investment property operating expenses	$401,806	$584,447	$1,043,070	$1,243,801
DST sponsorship program expenses	241,534	—	464,430	—
Bad debt expense	12,991	—	12,991	1,321
Share based compensation expense	—	—	224,220	397,182
Legal, accounting and other professional fees	453,236	315,785	869,015	742,354
Corporate general and administrative expenses	231,661	357,377	579,850	772,933
Loss on impairment	—	5,700	—	67,503
Impairment of assets held for sale	465,327	—	465,327	—
Depreciation and amortization	330,677	933,292	819,447	1,898,503
Total Operating Expenses	2,137,232	2,196,601	4,478,350	5,123,597
(Loss) gain on disposal of investment properties	(65,207)	—	12,785,020	—
Loss on extinguishment of debt	—	(27,066)	(372,340)	(27,066)
Loss on redemption of mandatorily redeemable preferred stock	—	—	—	(9,375)
Operating (Loss) Income	(394,017)	241,506	11,902,017	(373,225)
Interest expense	297,732	558,840	753,827	1,131,856
Net (Loss) Income from Operations	(691,749)	(317,334)	11,148,190	(1,505,081)
Other income	548,404	7,161	824,219	134,035
Other expense	(60,388)	(20,990)	(132,015)	(49,216)
Net (Loss) Income before Income Taxes	(203,733)	(331,163)	11,840,394	(1,420,262)
Income tax (expense) benefit	(2,388)	—	2,076,254	—
Net (Loss) Income	(206,121)	(331,163)	13,916,648	(1,420,262)
Less: Net income (loss) attributable to Parkway Property noncontrolling interests	1,652	(1,526)	184,990	(6,043)
Less: Net income attributable to DST noncontrolling interests	77,991	—	121,818	—
Less: Net income attributable to Operating Partnership noncontrolling interests	132,920	126,807	5,061,715	111,266
Net (Loss) Income Attributable to Medalist Common Stockholders	$(418,684)	$(456,444)	$8,548,125	$(1,525,485)

Loss per common share - basic and diluted	$(0.26)	$(0.34)		$(1.13)
Weighted-average number of shares - basic and diluted	1,592,944	1,353,132		1,355,091

Earnings per common share - basic			$5.95
Weighted-average number of shares - basic			1,436,234

Earnings per common share - diluted			$4.74
Weighted-average number of shares - diluted			1,804,846

Dividends paid per common share	$0.0675	$0.0675	$0.1350	$0.1325

See notes to unaudited condensed consolidated financial statements

Medalist Diversified, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the six months ended June 30, 2026 and 2025

(Unaudited)

	For the six months ended June 30, 2026
	Common Stock						Noncontrolling Interests
						Total
			Additional	Offering	Accumulated	Stockholders'	Parkway		Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	DST Entities	Partnership	Total Equity
Balance, January 1, 2026	1,110,000	$11,100	$51,957,534	$(3,777,793)	$(38,761,731)	$9,429,110	$378,105	$—	$14,304,707	$24,111,922

Share based compensation	18,500	185	224,035	—	—	224,220	—	—	—	224,220
Redemption of operating partnership units	500,000	5,000	5,987,000	—	—	5,992,000	—	—	(5,992,000)	—
Offering costs	—	—	—	(4,728)	—	(4,728)	—	—	—	(4,728)
Net income	—	—	—	—	8,548,125	8,548,125	184,990	121,818	5,061,715	13,916,648
Dividends and distributions	—	—	—	—	(171,348)	(171,348)	(560,153)	(63,170)	(129,737)	(924,408)
Tax effect of change in noncontrolling interest	—	—	14,410	—	—	14,410	—	—	—	14,410
Noncontrolling interests	—	—	—	—	—	—	—	6,765,000	—	6,765,000
Impact of deconsolidation of XXV DST	—	—	—	—	—		—	(6,823,648)	—	(6,823,648)

Balance, June 30, 2026	1,628,500	$16,285	$58,182,979	$(3,782,521)	$(30,384,954)	$24,031,789	$2,942	$—	$13,244,685	$37,279,416

	For the six months ended June 30, 2025
	Common Stock						Noncontrolling Interests
						Total
			Additional	Offering	Accumulated	Stockholders'	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Partnership	Total Equity
Balance, January 1, 2025	1,345,260	$13,453	$54,450,272	$(3,404,055)	$(36,027,063)	$15,032,607	$414,869	$5,554,770	$21,002,246

Share based compensation	18,469	184	221,998	—	—	222,182	—	175,000	397,182
Common stock repurchases	(11,320)	(113)	(140,675)	—	—	(140,788)	—	—	(140,788)
Offering costs	—	—	—	—	—	—	—	—	—
Net (loss) income	—	—	—	—	(1,525,485)	(1,525,485)	(6,043)	111,266	(1,420,262)
Dividends and distributions	—	—	—	—	(179,456)	(179,456)	(18,000)	(85,113)	(282,569)
Noncontrolling interests	—	—	—	—	—	—	—	5,765,000	5,765,000

Balance, June 30, 2025	1,352,409	$13,524	$54,531,595	$(3,404,055)	$(37,732,004)	$13,409,060	$390,826	$11,520,923	$25,320,809

See notes to unaudited condensed consolidated financial statements

Medalist Diversified, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended June 30, 2026 and 2025

(Unaudited)

	For the three months ended June 30, 2026
	Common Stock						Noncontrolling Interests
						Total
			Additional	Offering	Accumulated	Stockholders'	Parkway		Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	DST Entities	Partnership	Total Equity
Balance, April 1, 2026	1,428,500	$14,285	$55,940,486	$(3,782,521)	$(29,869,847)	$22,302,403	$8,490	$2,136,562	$15,438,508	$39,885,963

Redemption of operating partnership units	200,000	2,000	2,270,000	—	—	2,272,000	—	—	(2,272,000)	—
Net (loss) income	—	—	—	—	(418,684)	(418,684)	1,652	77,991	132,920	(206,121)
Dividends and distributions	—	—	—	—	(96,423)	(96,423)	(7,200)	(44,865)	(54,743)	(203,231)
Tax effect of change in noncontrolling interest	—	—	(27,507)	—	—	(27,507)	—	—	—	(27,507)
Noncontrolling interests	—	—	—	—	—	—	—	4,653,960	—	4,653,960
Impact of deconsolidation of XXV DST	—	—	—	—	—		—	(6,823,648)	—	(6,823,648)

Balance, June 30, 2026	1,628,500	$16,285	$58,182,979	$(3,782,521)	$(30,384,954)	$24,031,789	$2,942	$—	$13,244,685	$37,279,416

	For the three months ended June 30, 2025
	Common Stock						Noncontrolling Interests
						Total
			Additional	Offering	Accumulated	Stockholders'	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Partnership	Total Equity
Balance, April 1, 2025	1,355,239	$13,552	$54,565,731	$(3,404,055)	$(37,184,081)	$13,991,147	$401,352	$11,452,747	$25,845,246

Common stock repurchases	(2,830)	(28)	(34,136)	—	—	(34,164)	—	—	(34,164)
Net (loss) income	—	—	—	—	(456,444)	(456,444)	(1,526)	126,807	(331,163)
Dividends and distributions	—	—	—	—	(91,479)	(91,479)	(9,000)	(58,631)	(159,110)

Balance, June 30, 2025	1,352,409	$13,524	$54,531,595	$(3,404,055)	$(37,732,004)	$13,409,060	$390,826	$11,520,923	$25,320,809

See notes to unaudited condensed consolidated financial statements

Medalist Diversified, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$13,916,648	$(1,420,262)
Adjustments to reconcile consolidated net income (loss) to net cash flows from operating activities
Depreciation	709,854	1,635,354
Amortization	109,593	263,149
Deferred income taxes	(2,289,734)	—
Loan cost amortization	18,135	58,359
Mandatorily redeemable preferred stock issuance cost and discount amortization	—	2,404
Amortization of lease incentives	—	1,236
Above (Below) market lease amortization, net	(33,212)	(91,941)
Bad debt expense	12,991	1,321
Share-based compensation	224,220	397,182
Loss on impairment	—	67,503
Loss on extinguishment of debt	372,340	27,066
Loss on redemption of mandatorily redeemable preferred stock	—	9,375
Impairment of assets held for sale	465,327	—
Unrealized gain on marketable securities	(300,492)	—
Unrealized loss on crypto assets	132,015	—
Gain on disposal of investment property	(12,785,020)	—
DST sponsorship revenue recognized on deconsolidation	(464,291)	—
Changes in assets and liabilities
Rent and other receivables	263,146	169,257
Unbilled rent	(147,501)	(69,264)
Other assets	(300,077)	(459,259)
Accounts payable and accrued liabilities	(91,338)	112,618
Net cash flows from operating activities	(187,396)	704,098

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of XXV DST interests	3,709,847	—
Investment property acquisitions	—	(89,875)
Capital expenditures	(359,197)	(563,219)
Cash received from disposal of investment property, net	19,221,077	—
Purchase of marketable securities	(20,420,257)	—
Purchase of crypto assets	(241,077)	(55,004)
Net cash flows from investing activities	1,910,393	(708,098)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends and distributions paid	(924,408)	(282,569)
Repayment of mortgages payable	(352,408)	(507,597)
Redemption of mandatorily redeemable preferred stock	—	(1,500,000)
Repurchases of common stock, including costs and fees	—	(140,788)
Proceeds from the sale of beneficial interests in DST entities, net of offering costs	2,847,522	—
Net cash flows from financing activities	1,570,706	(2,430,954)

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,293,703	(2,434,954)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	4,134,070	6,072,736
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$7,427,773	$3,637,782

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	6,382,359	1,950,829
RESTRICTED CASH, end of period, shown in condensed consolidated balance sheets	1,045,414	1,686,953
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statements of cash flows	$7,427,773	$3,637,782

Supplemental Disclosures and Non-Cash Activities:
Other cash transactions:
Interest paid	$845,751	$1,061,231
Non-cash transactions:
Issuance of operating partnership units for Buffalo Wild Wings and United Rentals Acquisitions	$—	$5,765,000
Transfer of investment properties, net, to assets held for sale	28,568,471	8,951,336
Transfer of intangible lease assets, net, to assets held for sale	949,782	481,568
Transfer of mortgages payable, net, to mortgages payable, net, associated with assets held for sale	23,534,522	6,069,312
Transfer of intangible lease liabilities, net, to liabilities, net, associated with assets held for sale	412,394	476,656
Conversion of operating partnership units to common shares	5,992,000	—
Capital expenditures accrued	—	87,017

See notes to unaudited condensed consolidated financial statements

Medalist Diversified, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.      Organization and Basis of Presentation and Consolidation

Medalist Diversified, Inc. (“Medalist”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, Medalist elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes.  Effective on January 1, 2026, Medalist terminated its election to be taxed as a REIT.  Medalist serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015.  As of June 30, 2026, Medalist, through the Operating Partnership, owned and operated five developed investment properties, a non-consolidated 15.3% beneficial ownership interest in a Delaware Statutory Trust (“DST”), and two undeveloped parcels. In addition, as of June 30, 2026, Medalist, through the Operating Partnership, owned Own Digital Treasury TRS, LLC, which was formed to acquire and hold digital and other non-real estate assets, and MDRR Sponsor TRS, LLC, which was formed to serve as the sponsor of the Operating Partnership’s Delaware statutory trust (“DST”) program, and which holds ownership of additional entities required for the Operating Partnership’s DST sponsorship program, as illustrated below.  During the tax years under which Medalist elected to be taxed as a REIT, Own Digital Treasury TRS, LLC and MDI Sponsor LLC (formerly MDRR Sponsor TRS, LLC) elected to be treated as taxable REIT subsidiaries (“TRS”).

The use of the words “we,” “us,” or the “Company” refers to Medalist and its consolidated subsidiaries, except where the context otherwise requires. The Company includes Medalist, the Operating Partnership and, wholly owned limited liability companies which own or operate the properties and Medalist’s other business activities.

Medalist Diversified, Inc.
Limited Partners
27.28%
Medalist Diversified Holdings, LP
Investment Properties
Ashley Plaza
East Coast Wings
Lancer Center
T-Mobile
Brookfield Center
Lancer Center Outparcel
Hanover Square Outparcel
DST Program
MDI Sponsor, LLC
Tesla DST
MDRR XXV Depositor 1, LLC
MDRR XXV Trust Manager 1, LLC
Non-consolidated 15.3% equity investment in MDRR XXV DST 1
Trust manager of MDRR XXV DST 1
Treasury
OWN Digital Treasury TRS, LLC
Marketable Securities
Crypto Assets

As of June 30, 2026, the Company owned (i) the Ashley Plaza Shopping Center, a 156,012 square foot retail property located in Goldsboro, North Carolina (the “Ashley Plaza Property”), (ii) the Lancer Center, a 181,590 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”), (iii) Brookfield Center, a 64,880 square foot mixed-use industrial/office property located in Greenville, South Carolina (the “Brookfield Center Property”), (iv) the East Coast Wings building, a 5,000 square foot single tenant building on approximately 0.89 acres located in Goldsboro, North Carolina (the “East Coast Wings Property”), and (v) the T-Mobile building, a 3,000 square foot single tenant building on approximately 0.78 acres located in Goldsboro, North Carolina (the “T-Mobile Property”).   The East Coast Wings Property and the T-Mobile Property are both located on outparcels adjacent to the Ashley Plaza Property.  In addition, as of June 30, 2026, the Company owned a 15.3% beneficial ownership interest in MDRR XXV DST 1 (“XXV DST”), the DST that owns a Tesla sales, service, and distribution facility, a 45,461 square foot, single story building on 3.498 acres of land located in Pensacola, Florida (the “Tesla Pensacola Property”).

As of June 30, 2026, the Company also owned two undeveloped parcels which are currently being marketed for sale or lease including (i) an outparcel at its Lancer Center Property consisting of approximately 1.80 acres (the “Lancer Outparcel”) (the exact size of the Lancer Outparcel will not be determined until a user is identified), and (ii) an outparcel located in Mechanicsville, Virginia consisting of approximately 0.86 acres (the “Hanover Square Outparcel”).

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

The Company’s current primary focus is continuing to implement the strategic repositioning initiated during 2025.  Effective January 1, 2026, the Company revoked its REIT status and is transitioning its primary focus to build the DST Program to generate fee income and increase assets under management. The Company will continue to evaluate direct and indirect real estate investments (i) for the Company’s general portfolio and (ii) that support the DST Program, including selective disposition of properties from the Company’s portfolio to generate capital for the DST Program and other potential acquisitions.

The Company’s efforts to scale the DST Program will be focused on (1) identifying real estate investments suitable for DST vehicles that offer competitive, risk-adjusted returns, with a focus on net lease assets with nationally recognized tenants or those with investment grade credit ratings, in larger metropolitan areas experiencing high levels of growth in the southeast, mountain states and California, in industries including, but not limited to, retail, medical, and single tenant industrial and warehouse uses; (2) syndicating these investments into DSTs; and (3) offering beneficial interests in the DSTs for sale to accredited investors in private placements under Regulation D.

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

Variable Interest Entities

The Company evaluates its interests in other entities to determine if the entity is a variable interest entity (“VIE”). For an entity in which the Company has acquired an interest, the entity will be considered a VIE if either of the following characteristics are met: (i) the entity lacks sufficient equity to finance its activities without additional subordinated financial support, or (ii) the entity’s equity holders, as a group, lack the characteristics of a controlling financial interest.

If an entity is determined to be a VIE, the Company then determines whether to consolidate the entity as the primary beneficiary. The primary beneficiary has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance (“Control”) and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant to the entity (“Benefits”).

The Company evaluates all its investments in real estate-related assets to determine if they are VIE’s utilizing judgments and estimates that are inherently subjective. If different judgments or estimates were used for these evaluations, it could result in differing conclusions as to whether an entity qualifies as a VIE and whether to consolidate such entity.

Equity Method Investments

Real estate investments in which we have significant noncontrolling influence and VIEs where we are not the primary beneficiary are accounted for under the equity method.  Equity method investments in unconsolidated real estate entities are recorded at cost and adjusted each period for the Company’s share of net earnings or losses and distributions.

The Company also assesses potential impairment of investments in unconsolidated real estate entities whenever events or changes in circumstances indicate that the fair value of the investment is less than its carrying value. No impairment losses were recognized for the three and six months ended June 30, 2026 related to our investments in unconsolidated real estate entities.

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

In February 2025, the Company committed to a plan to sell the asset group associated with the Hanover Square Outparcel and reclassified the assets held for sale.  Until June 30, 2026, the Company believed that the fair value, less costs to sell, exceeded the Company’s carrying cost. However, after prolonged efforts to sell the Hanover Square Outparcel, on June 30, 2026 the Company believed that the Company’s carrying cost exceeded the fair value, less costs to sell and, as a result, the Company recorded a loss on impairment of assets held for sale of $247,367 for the three and six months ended June 30, 2026.

In June 2025, the Company committed to a plan to sell the asset group associated with the Salisbury Marketplace Property and reclassified the assets and related mortgage payable, net as assets held for sale and liabilities associated with assets held for sale, respectively.  The Company completed the sale of the Salisbury Marketplace Property on October 23, 2025 (see Note 3, below).

As of July 18, 2025, the date the Company acquired the Tesla Pensacola Property, the Company had committed to a plan to contribute the Tesla Pensacola Property to its first DST and to sell beneficial interests in the DST.  The Company’s plan was for an asset group that includes the land, site improvements, building, building improvements, tenant improvements, capitalized leasing commissions, and intangible lease assets and liabilities associated with the Tesla Pensacola Property.  As of September 30, 2025, the Company determined that the carrying value of the Tesla Pensacola Property exceeded its fair value, less estimated costs to sell, by $120,000, which is recorded as loss on impairment of assets held for sale on the Company’s condensed consolidated statements of operations. The Company based its estimate of the fair value of the Tesla Pensacola Property on the proposed contribution value of the Tesla Pensacola Property to the DST, which is equal to the Company’s acquisition cost, a level 2 input. The fair value measurement date was as of September 30, 2025 (see Note 3, below).  On November 7, 2025, the Company completed the contribution of the Tesla Pensacola Property to XXV DST for 100% of the class 2 beneficial ownership interests in XXV DST.  As of June 30, 2026, the Company had sold 84.7% of class 1 beneficial interests in XXV DST.

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

In May 2026, the Company committed to a plan to sell the asset group associated with the Ashley Plaza Property and reclassified the assets, intangible liabilities and the related mortgage payable, net, as assets held for sale and liabilities associated with assets held for sale, respectively.  The fair value of the Ashley Plaza Property, based on the purchase price included in the purchase and sale agreement, exceeded the carrying value of the Ashley Plaza Property.  Accordingly, the Company did not record any loss on impairment of assets held for sale for the Ashley Plaza Property.

In June 2026, the Company committed to a plan to sell the asset group associated with the Citibank Property and reclassified the assets and liabilities as assets held for sale and liabilities associated with assets held for sale, respectively. During June 2026, the Company determined that the carrying value of the Citibank Property exceeded its fair value, less estimated costs to sell, by $217,960, which is recorded as loss on impairment of assets held for sale on the Company’s condensed consolidated statements of operations. The Company based its estimate of the fair value of the Citibank Property on the purchase price included in the purchase and sale agreement, a level 2 input. The fair value measurement date was as of May 31, 2026. The Company completed the sale of the Citibank Property on June 24, 2026 (see Note 3, below).

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

During the three months ended June 30, 2026, the Company wrote off intangible lease assets and liabilities associated with assets held for sale resulting from the sale of the Citibank Property (as discussed in Note 3) and the deconsolidation of the XXV DST entity (as discussed in Note 4).  During the six months ended June 30, 2026, the Company wrote off intangible lease assets and liabilities associated with assets held for sale resulting from the sale of the Greenbrier Business Center, Franklin Square and Citibank Properties, and the deconsolidation of the XXV DST entity.

No such write-offs were recorded during three and six months ended June 30, 2025.

Details of the deferred costs, net of amortization, arising from the Company’s purchases of its investment properties are as follows:

	June 30, 2026	December 31, 2025
	(unaudited)
Intangible lease assets, net
Leasing commissions	$70,729	$501,389
Legal and marketing costs	6,529	27,516
Above market leases	15,340	36,370
Leases in place	101,452	693,746
	$194,050	$1,259,021

Intangible lease liabilities, net
Below market leases	$(333,785)	$(784,987)

As of June 30, 2026 and December 31, 2025, the Company’s intangible assets and liabilities associated with assets held for sale were as follows:

	June 30, 2026	December 31, 2025
	(unaudited)
Intangible lease assets, net, associated with assets held for sale
Leasing commissions	$340,237	$771,750
Legal and marketing costs	13,369	10,952
Above market leases	395,575	3,581
Leases in place	15,436	871,814
	$764,617	$1,658,097

Intangible lease liabilities, net, associated with liabilities held for sale
Below market leases	$(333,621)	$(455,813)

Capitalized above-market lease values are amortized as a reduction of rental income over the remaining terms of the respective leases. Capitalized below-market lease values are amortized as an increase to rental income over the remaining terms of the respective leases. Adjustments to rental revenue related to the above and below market leases during the three and six months ended June 30, 2026 and 2025:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Amortization of above market leases	$(2,477)	$(6,326)	$(5,596)	$(12,473)
Amortization of below market leases	15,975	47,482	38,808	104,414
	$13,498	$41,156	$33,212	$91,941

Amortization of lease origination costs, leases in place and legal and marketing costs represent a component of depreciation and amortization expense. Amortization related to these intangible assets during the three and six months ended June 30, 2026 and 2025, respectively, were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Leasing commissions	$(14,615)	$(40,716)	$(40,759)	$(83,228)
Legal and marketing costs	(1,032)	(5,589)	(2,919)	(12,147)
Leases in place	(22,143)	(79,829)	(65,915)	(167,774)
Total	$(37,790)	$(126,134)	$(109,593)	$(263,149)

As of June 30, 2026 and December 31, 2025, the Company’s accumulated amortization of lease origination costs, leases in place and legal and marketing costs totaled $143,004 and $1,646,629, respectively. During the three and six months ended June 30, 2026 the Company wrote off $0 and $511,288, respectively, in accumulated amortization related to fully amortized intangible lease assets.  During the three and six months ended June 30, 2025 the Company wrote off $0 and $225,466, respectively, in accumulated amortization related to fully amortized intangible lease assets.  During three and six months ended June 30, 2026, the Company transferred $1,027,197 and $1,101,930, respectively, in accumulated amortization associated with the Franklin Square, Ashley Plaza and Citibank Properties and Salisbury Marketplace Property to assets held for sale.  During the three and six months ended June 30, 2025 the Company transferred $352,773 in accumulated amortization associated with the Salisbury Marketplace Property to assets held for sale.

Future amortization of above and below market leases, lease origination costs, leases in place, legal and marketing costs and tenant relationships is as follows:

	For the
	remaining six
	months ending
	December 31,
	2026	2027	2028	2029	2030	2031-2041	Total
Intangible Lease Assets
Leasing commissions	$5,181	$10,361	$9,620	$7,471	$3,374	$34,722	$70,729
Legal and marketing costs	720	1,439	998	593	247	2,532	6,529
Above market leases	2,393	4,786	4,786	3,375	—	—	15,340
Leases in place	8,044	16,088	14,748	11,185	4,552	46,835	101,452
	$16,338	$32,674	$30,152	$22,624	$8,173	$84,089	$194,050

Intangible Lease Liabilities
Below market leases	$(13,988)	$(27,976)	$(24,090)	$(21,786)	$(21,786)	$(224,159)	$(333,785)

Impairment of Investment Properties and Intangible Lease Assets

The Company reviews its investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted cash flows plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges against income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as projected future operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the three and six months ended June 30, 2026 and 2025, that would result in the projected value of the Company’s investment properties being below their carrying value.

However, tenant defaults and early lease terminations can also result in the recognition of impairment.  As a result of certain tenant-specific events, the Company recorded a loss on impairment during the three and six months ended June 30, 2025 of $5,700 and $67,503 respectively. No such loss on impairment was recorded for the three and six months ended June 30, 2025.

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three and six months ended June 30, 2026 and 2025.

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

The Company places its cash and restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions’ credit worthiness in conjunction with balances on deposit to minimize risk. As of June 30, 2026, the Company held two cash accounts at separate financial institutions with combined balances that exceeded the FDIC limit by $3,368,012. As of December 31, 2025, the Company held two cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $1,640,474.

Restricted cash represents amounts held by the Company for tenant security deposits, escrow deposits held by lenders for real estate taxes and insurance premiums, and capital reserves held by lenders for investment property capital improvements.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of June 30, 2026 and December 31, 2025, the Company reported $59,929 and $258,899, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes and insurance premiums. As of June 30, 2026 and December 31, 2025, the Company reported $243,889 and $139,674, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions and tenant improvements. As of June 30, 2026 and December 31, 2025, the Company reported $741,596 and $1,103,533, respectively, in capital property reserves.

	June 30, 2026	December 31,
Property and Purpose of Reserve	(unaudited)	2025
Ashley Plaza Property – maintenance and leasing cost reserve	$638,077	$519,177
Brookfield Center Property – maintenance and leasing cost reserve	103,519	81,355
Franklin Square Property – leasing costs	—	503,001
Total	$741,596	$1,103,533

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

See Note 9 for additional information.

Investment in Marketable Securities

The Company accounts for its investment in equity securities with a readily determinable fair value in accordance with the guidance in ASC 321, Investments – Equity Securities. The Company presents unrealized gains and losses related to the equity securities, within other income (expense) in its condensed consolidated statements of operations. See Note 9 for additional information.

Crypto Assets (Bitcoin)

The Company accounts for its crypto asset holdings in accordance with Accounting Standards Update (ASU) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”).  Under ASU 2023-08, crypto assets are measured at fair value, with realized and unrealized changes in fair value recognized in net income each reporting period. Fair value is determined using Level 1 inputs. See Note 9 for additional information. Crypto assets are classified as other intangible assets on the Company’s condensed consolidated balance sheet. The Company does not amortize crypto assets and does not assess crypto assets for impairment under this standard, as gains and losses are recorded through the income statement. Gains and losses are recorded under other income or other expense, as appropriate, on the Company’s condensed consolidated statements of operations.

A reconciliation of the Company’s crypto asset activity for the six months ended June 30, 2026 and 2025 is as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Beginning balance	$423,352	$—	$293,902	$—
Purchases	40,000	55,005	241,077	55,005
Sales	—	—	—	—
Realized gain (loss)	—	—	—	—
Unrealized loss	(60,388)	(1)	(132,015)	(1)
Ending Balance	$402,964	$55,004	$402,964	$55,004

Bitcoin purchases	0.6771	0.5132	3.5232	0.5132
Average price	$58,991	$107,018	$68,324	$107,018
Transaction fees	$60	$82	$361	$82

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

Revenue Recognition

Investment Property Revenues

The Company recognizes minimum rents from its investment properties on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the Company reported $539,173 and $1,272,531, respectively, in unbilled rent.

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

The Company recognizes differences between previously estimated recoveries and the estimated final billed amounts in the year in which the amounts become final. Since these differences are determined annually under the leases and accrued as of December 31 in the year earned, no such revenues were recognized during the three and six months ended June 30, 2026 and 2025.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, any unrecovered intangibles and other assets are written off as a loss on impairment (See Impairment, above.).  The Company did not receive any lease termination fees during the three and six months ended June 30, 2026 or during the three months ended June 30, 2025.  During the six months ended June 30, 2025, the Company received a $103,529 termination fee from a tenant in the Company’s Franklin Square Property.  The Company recorded this lease termination fee as other income on the Company’s condensed consolidated statements of operations for the six months ended June 30, 2025.

DST Sponsorship Program Revenues

DST Sponsorship revenues consist of acquisition fees, asset management fees, disposition fees, cost reimbursement fees and other fees from the Company’s DST Program.  Acquisition fees and cost reimbursement fees are generally recognized upon the completion of the sale of the beneficial interests in a DST.  Asset management fees are recognized monthly as the related services are provided. Disposition fees are generally recognized upon the sale of the underlying DST property, when the Company's performance obligations have been satisfied, and are generally subordinated to the DST investors' return of capital.

Rent and Other Receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of June 30, 2026 and December 31, 2025, the Company’s allowance for uncollectible rent totaled $0, based on management’s review of individual tenants’ outstanding receivables.  Management determined that no additional general reserve is considered necessary as of June 30, 2026 and December 31, 2025.

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

The first noncontrolling interest is in the Parkway Property, which was sold on February 27, 2026, in which the Company owned an 82% tenancy in common interest through its subsidiary and an outside party owned an 18% tenancy in common interest. The Parkway Property's net income (loss) is allocated to the noncontrolling ownership interest based on its 18% ownership.  During the three and six months ended June 30, 2026, 18% of the Parkway Property’s net income of $9,182 and $1,027,731, or $1,652 and $184,990, respectively, was allocated to the noncontrolling ownership interest.  During the three and six months ended June 30, 2025, 18% of the Parkway Property’s net loss of $8,482 and $33,572, or $1,526, and $6,043, respectively, was allocated to the noncontrolling ownership interest.

The second noncontrolling interest is in the XXV DST subsidiary. During the six months ended June 30, 2026 the Company sold 84.7% of its beneficial interest in the XXV DST subsidiary to outside, unrelated parties. During the three and six months ended June 30, 2026, a weighted average of 33.05% and 27.76% of the XXV DST’s net income of $235,948 and $438,879, or $77,991 and $121,818, respectively, was allocated to the noncontrolling owners. No such allocations were recorded during the three and six months ended June 30, 2025.  As of June 30, 2026, as a result of the Company’s deconsolidation of the XXV DST, the full amount of the XXV DST’s noncontrolling interest, or $6,823,648, was removed from the Company’s condensed consolidated balance sheet.  (See Note 4 for further details.)

The third noncontrolling ownership interest consists of the common units of the Operating Partnership (the “OP Units”) that are not held by Medalist. On January 15, 2025, the Company issued 14,547 OP Units to Francis P. Kavanaugh, representing a portion of his 2025 compensation. On January 24, 2025, the Company issued 209,600 OP Units at a value of $12.50 per unit as consideration for the purchase of the Buffalo Wild Wings Property. On February 21, 2025, the Company issued 251,600 OP Units at a value of $12.50 per unit as consideration for the purchase of the United Rentals Property. On August 8, 2025 and November 14, 2025, the Company issued 240,004 and 2,405 OP Units, respectively to Francis P. Kavanaugh in exchange for 240,004 and 2,405 Common Shares, respectively.  On February 12, 2026, the Company redeemed 300,000 OP Units from Mr. Kavanaugh in exchange for 300,000 Common Shares and on April 16, 2026, the Company redeemed 200,000 OP Units from Mr. Kavanaugh in exchange for 200,000 Common Shares.

As of June 30, 2026 and December 31, 2025, there were 611,021 and 1,111,021 OP Units outstanding, respectively, not held by Medalist. As of June 30, 2026 and December 31, 2025, respectively, 368,612 and 392,865 of the OP Units not held by Medalist were convertible to Common Shares.

The OP Units not held by Medalist represent 27.28% and 50.02% of the outstanding OP Units as of June 30, 2026 and December 31, 2025, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of OP Units not owned by the Company by the total number of OP Units outstanding. The noncontrolling interest ownership percentage will change as additional Common Shares are issued by Medalist, or additional OP Units are issued or as OP Units are exchanged for Common Shares. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net income (loss) is allocated to the noncontrolling OP Unit holders based on their ownership interest.

During the three and six months ended June 30, 2026, a weighted average of 36.70% and 38.57% of the Operating Partnership’s net income of $362,131 and $13,123,162, or $132,920 and $5,061,715, respectively, was allocated to the noncontrolling unit holders. During the three and six months ended June 30, 2025, a weighted average of 39.10% and 42.74% of the Operating Partnership’s net loss of $324,299 and $260,337, or $126,807 and $111,266, respectively, was allocated to the noncontrolling OP Unit holders.

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

3.      Investment Properties

Investment properties consist of the following:

	June 30, 2026	December 31,
	(unaudited)	2025
Land	$2,909,345	$10,228,920
Site improvements	945,684	2,276,444
Buildings and improvements (1)	12,482,608	40,065,797
Investment properties at cost (2)	16,337,637	52,571,161
Less accumulated depreciation	4,153,643	11,383,973
Investment properties, net	$12,183,994	$41,187,188
(1)	Includes tenant improvements (both those acquired as part of the acquisition of the properties and those constructed after the properties’ acquisition), capitalized leasing commissions and other capital costs incurred post-acquisition.
(2)	Excludes intangible lease assets and liabilities (see Note 2, above, for a discussion of the Company’s accounting treatment of intangible lease assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $292,887 and $709,854, for the three and six months ended June 30, 2026, respectively and $807,158 and $1,635,354 for the three and six months ended June 30, 2025, respectively.

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

Details of these deferred costs, net of depreciation are as follows:

	June 30, 2026	December 31,
	(unaudited)	2025
Capitalized tenant improvements – acquisition cost allocation, net	$83,754	$566,382
Capitalized tenant improvements incurred subsequent to acquisition, net	221,303	841,079

Depreciation of capitalized tenant improvements arising from the acquisition cost allocation was $17,348 and $46,271 for the three and six months ended June 30, 2026, respectively and $89,891 and $198,545 for the three and six months ended June 30, 2025, respectively. During the six months ended June 30, 2025, the Company recorded $340,062 in tenant improvements arising from the acquisitions of the Buffalo Wild Wings Property and the United Rentals Property.  No such amounts were recorded during the three months ended June 30, 2025, or during the three and six months ended June 30, 2026.

During the three months ended June 30, 2026, the Company transferred $432,391 in capitalized tenant improvements from the acquisition cost allocation, net of accumulated depreciation, to assets held for sale associated with the Ashley Plaza and Citibank Properties.  During the six months ended June 30, 2026, the Company transferred $436,357 in capitalized tenant improvements from the acquisition cost allocation, net of accumulated depreciation, to assets held for sale associated with the Franklin Square, Ashley Plaza and Citibank Properties.  During the three and six months ended June 30, 2025, the Company transferred $1,140,481 in capitalized tenant improvements from the acquisition cost allocation, net of accumulated depreciation, to assets held for sale associated with the Salisbury Marketplace Property.

During the three and six months ended June 30, 2026, the Company recorded $57,375 and $93,795, respectively, in capitalized tenant improvements and during the three and six months ended June 30, 2025, the Company recorded $287,940 and $332,940, respectively, in capitalized tenant improvements.  Depreciation of capitalized tenant improvements incurred subsequent to acquisition was $26,918 and $69,105 for the three and six months ended June 30, 2026, respectively and $80,465 and $155,498 for the three and six months ended June 30, 2025, respectively.

During the three months ended June 30, 2026, the Company transferred $299,428 in capitalized tenant improvements incurred subsequent to acquisition, net of accumulated depreciation, to assets held for sale associated with the Ashley Plaza Property.  During the six months ended June 30, 2026, the Company transferred $644,466 in capitalized tenant improvements incurred subsequent to acquisition, net of accumulated depreciation, to assets held for sale associated with the Franklin Square and Ashley Plaza  Properties.   During the three and six months ended June 30, 2025, the Company transferred $51,980 in capitalized tenant improvements incurred subsequent to acquisition, net of accumulated depreciation, to assets held for sale associated with the Salisbury Marketplace Property.  During the three and six months ended June 30, 2025, the Company wrote off capitalized tenant improvements incurred subsequent to acquisition of $25,223 associated with a tenant that terminated its lease.  No such amounts were written off during the three and six months ended June 30, 2026.

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

The Company generally records depreciation of capitalized leasing commissions incurred and paid by the Company subsequent to the acquisition of an investment property on a straight-line basis over the terms of the related leases. Details of these deferred costs, net of depreciation are as follows:

	June 30, 2026	December 31,
	(unaudited)	2025
Capitalized leasing commissions, net	$299,295	$842,056

During the three and six months ended June 30, 2026 the Company recorded $35,380 and $122,006, respectively, in capitalized leasing commissions and during the three and six months ended June 30, 2025, the Company recorded $83,874 and $147,228, respectively, in capitalized leasing commissions.  Depreciation on capitalized leasing commissions was $16,663 and $43,847 for the three and six months ended June 30, 2026, respectively, and $54,180 and $109,229 for the three and six months ended June 30, 2025, respectively. During the three months ended June 30, 2026, the Company transferred $78,886 in capitalized leasing commissions, net of accumulated amortization, to assets held for sale associated with the Ashley Plaza Property. During the six months ended June 30, 2026, the Company transferred $620,920 in capitalized leasing commissions, net of accumulated amortization, to assets held for sale associated with the Franklin Square and Ashley Plaza Properties. During the six months ended June 30, 2025, the Company transferred $72,995 in capitalized leasing commissions, net of accumulated amortization, to assets held for sale associated with the Salisbury Marketplace Property. During the three and six months ended June 30, 2025 the Company wrote off capitalized leasing commissions of $5,282 and $26,404, respectively associated with early terminated leases.  No such amounts were written off during the three and six months ended June 30, 2026.

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

	Buffalo		United		Tesla
	Wild Wings		Rentals		Pensacola
	Property		Property		Property		Total
Fair value of assets acquired:
Investment property (a)	$2,501,345		$2,914,369		$13,444,461		$18,860,175
Lease intangibles (b)	222,139		273,077		1,635,990		2,131,206
Below market lease (b)	(56,055)		—		(455,813)		(511,868)
Fair value of net assets acquired (c)	$2,667,429		$3,187,446		$14,624,638		$20,479,513

Purchase consideration:
Consideration paid with cash (d)	$47,429		$42,446		$303,260		$393,135
Consideration paid with proceeds from line of credit, short term, net	—		—		14,321,378	(e)	14,321,378
Consideration paid with OP Units	2,620,000	(f)	3,145,000	(g)	—		5,765,000
Total consideration (h)	$2,667,429		$3,187,446		$14,624,638		$20,479,513
(a)	Represents the fair value of the investment property acquired which includes land, buildings, site improvements and tenant improvements. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing costs were allocated and added to the fair value of the tangible assets acquired.

(b)	Represents the fair value of lease intangibles. Lease intangibles include leasing commissions, leases in place, below market leases and legal and marketing costs associated with replacing existing leases.
(c)	Represents the total fair value of assets and liabilities acquired at closing.
(d)	Represents cash paid for closing costs paid at closing or directly by the Company outside of closing.
(e)	Represents the Farmers Line of Credit used to fund the purchase of the Tesla Pensacola Property, net of capitalized loan issuance costs. See Note 6, below.
(f)	Represents issuance of 209,600 OP Units at $12.50 per Operating Partnership Unit. See Note 8, below.
(g)	Represents issuance of 251,600 OP Units at $12.50 per Operating Partnership Unit. See Note 8, below.
(h)	Represents the consideration paid for the fair value of the assets and liabilities acquired.

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

During February 2025, the Company committed to a plan to sell the Hanover Square Outparcel and as a result, reclassified the assets associated with the Hanover Square Outparcel as assets held for sale. As of June 30, 2026, the Company believed that the Company’s carrying cost exceeded the fair value, less costs to sell, so the Company recorded impairment of assets held for sale of $247,367 for the three and six months ended June 30, 2026.  No such impairment of assets held for sale was recorded for the year ended December 31, 2025.

During June 2025, the Company committed to a plan to sell the Salisbury Marketplace Property and as a result, reclassified the assets associated with the Salisbury Marketplace Property as assets held for sale. The Company believed that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Salisbury Marketplace Property in the year ended December 31, 2025.  On October 23, 2025, the Company completed the sale of the Salisbury Marketplace Property.

As discussed above, on July 18, 2025, the Company acquired the Tesla Pensacola Property and immediately committed to a plan to contribute the Tesla Pensacola Property to the Company’s first DST and subsequently commence efforts to sell 100% of the class 1 beneficial ownership interests in the DST. As a result, upon the acquisition of the Tesla Pensacola Property, the Company immediately recorded the assets associated with the Tesla Pensacola Property as assets held for sale. The Company believed that the Company’s carrying cost exceeded the fair value, less estimated costs to sell, so the Company recorded $120,000 in impairment of assets held for sale related to the Tesla Pensacola Property during the year ended December 31, 2025. On November 7, 2025, the company completed the contribution of the Tesla Pensacola Property to XXV DST.   As of June 30, 2026, the Company had sold 84.7% of the class 1 beneficial interests in XXV DST and deconsolidated the entity.

During August 2025, the Company committed to a plan to sell the Greenbrier Business Center Property and as a result, reclassified the assets associated with the Greenbrier Business Center Property as assets held for sale. The Company believes that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Greenbrier Business Center Property in the six months ended June 30, 2026, or the year ended December 31, 2025. On February 13, 2026, the Company completed the sale of the Greenbrier Center Business Center Property.

During October 2025, the Company committed to a plan to sell the Buffalo Wild Wings and United Rentals Properties and, as a result, reclassified the assets associated with the Buffalo Wild Wings and United Rentals Properties as assets held for sale. The Company believed that the Company’s carrying cost exceeded the fair value, less estimated costs to sell, so the Company recorded $160,789 and $381,605 in impairment of assets held for sale related to the Buffalo Wild Wings and United Rentals Properties, respectively, for the year ended December 31, 2025.  In December 2025, the Company completed the sale of the Buffalo Wild Wings and United Rentals Properties.

During December 2025, the Company committed to a plan to sell the Parkway Property and as a result, reclassified these assets associated with the Parkway Property as assets held for sale and liabilities associated with assets held for sale, respectively.  The Company believed that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Parkway Property in the six months ended June 30, 2026, or the year ended December 31, 2025.  On February 27, 2026, the Company completed the sale of the Parkway Property.

During February 2026, the Company committed to a plan to sell the asset group associated with the Franklin Square Property and reclassified the assets and related mortgage payable, net as assets held for sale and liabilities associated with assets held for sale, respectively.  The Company believed that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Franklin Square Property during the six months ended June 30, 2026. The Company completed the sale of the Franklin Square Property on March 30, 2026.

During May 2026, the Company committed to a plan to sell the asset group associated with the Citibank Property and reclassified the assets and liabilities as assets held for sale and liabilities associated with assets held for sale, respectively. As of May 31, 2026, the Company determined that the carrying value of the Citibank Property exceeded its fair value, less estimated costs to sell, by $217,960, which is recorded as loss on impairment of assets held for sale on the Company’s condensed consolidated statements of operations. The Company based its estimate of the fair value of the Citibank Property on the purchase price included in the purchase and sale agreement, a level 2 input. The fair value measurement date was as of May 31, 2026.  On June 24, 2026 the Company completed the sale of the Citibank Property.

During May 2026, the Company committed to a plan to sell the asset group associated with the Ashley Plaza Property and reclassified the assets, intangible liabilities and the related mortgage payable, net, as assets held for sale and liabilities associated with assets held for sale, respectively.

As of June 30, 2026 and December 31, 2025, assets held for sale and liabilities associated with assets held for sale consisted of the following:

	June 30, 2026	December 31,
Assets Held for Sale	(unaudited)	2025
Investment properties, net, held for sale, associated with the Greenbrier Business Center Property	$—	$6,290,551
Investment properties, net, held for sale, associated with the Tesla Pensacola Property	—	13,342,198
Investment properties, net, held for sale, associated with the Hanover Square Outparcel	150,000	397,367
Investment properties, net, held for sale, associated with the Parkway Property	—	6,611,780
Investment properties, net, held for sale, associated with the Ashley Plaza Property	10,972,093	—
Intangible lease assets, net, held for sale, associated with the Greenbrier Business Center Property	—	22,107
Intangible lease assets, net, held for sale, associated with the Tesla Pensacola Property	—	1,635,990
Intangible lease assets, net, held for sale, associated with the Ashley Plaza Property	764,617	—
Total assets held for sale	$11,886,710	$28,299,993

	June 30, 2026	December 31,
Liabilities Held for Sale	(unaudited)	2025
Mortgages payable, net, associated with the Greenbrier Business Center Property	$—	$6,356,947
Mortgages payable, net, associated with the Tesla Pensacola Property	—	7,505,754
Mortgages payable, net, associated with the Parkway Property	—	4,683,797
Mortgages payable, net, associated with the Ashley Plaza Property	10,038,612	—
Intangible lease liabilities, net, held for sale associated with the Tesla Pensacola Property	—	455,813
Intangible lease liabilities, net, held for sale associated with the Ashley Plaza Property	333,621	—
Total liabilities held for sale	$10,372,233	$19,002,311

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

On February 13, 2026, the Company sold the Greenbrier Business Center Property to an unrelated third party for a sale price of $11,000,000 and used $7,000,000 from the proceeds to repay a portion of the Wells Fargo Mortgage Facility.  The sale of the Greenbrier Business Center Property resulted in a gain on disposal of investment properties of $4,213,586 reported on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2026.  During June 2026, the Company made a $15,026 payment to the buyer of the Greenbrier Business Center Property for a tenant improvement obligation that reduced the gain on sale recorded during the three months ended March 31, 2026.

On February 27, 2026, the Company sold the Parkway Property to an unrelated third party for a sale price of $7,825,000 and used $4,735,614 from the proceeds to repay the Parkway Mortgage.  The sale of the Parkway Property resulted in a gain on disposal of investment properties of $1,040,870 reported on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2026.

On March 30, 2026, the Company sold the Franklin Square Property to an unrelated third party for a sale price of $24,100,000 and used $12,954,175 from the proceeds to repay the Franklin Square Mortgage.  The sale of the Franklin Square Property resulted in a gain on disposal of investment properties of $7,580,745 reported on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2026.

On June 24, 2026, the Company sold the Citibank Property to an unrelated third party for a sale price of $2,150,000.  The sale of the Citibank property resulted in a loss on disposal of investment properties of $50,181.

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

Operating results of the Citibank, Greenbrier Business Center, Parkway, Franklin Square, Buffalo Wild Wings, United Rentals, Tesla Pensacola, and Salisbury Marketplace Properties, which are included in continuing operations, are as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Investment property revenues	$353,012	$1,564,183	$1,572,062	$2,978,768
Total Revenue	353,012	1,564,183	1,572,062	2,978,768

Operating Expenses
Investment property operating expenses	78,895	331,607	382,545	685,856
DST sponsorship program expenses	1,081	—	1,191	—
Bad debt expense	12,991	—	12,991	1,321
Loss on impairment	—	—	—	53,532
Impairment of assets held for sale	217,960	—	217,960	—
Depreciation and amortization	6,728	500,527	86,177	1,078,851
Total Operating Expenses	317,655	832,134	700,864	1,819,560
Gain on disposal of investment properties	(65,207)	—	12,785,020	—
Loss on extinguishment of debt	—	—	(260,137)	—
Operating Income	(29,850)	732,049	13,396,081	1,159,208
Interest expense	(97,446)	(198,066)	(315,085)	(401,581)
Other income	69,501	—	96,718	103,529
Other expense	—	(20,990)	—	(49,216)
Net Income	(57,795)	512,993	13,177,714	811,940
Less: Net income (loss) attributable to Parkway Property noncontrolling interests	1,652	(1,526)	1,652	(1,526)
Less: Net income attributable to DST noncontrolling interests	77,991	—	—	—
Less: Net income attributable to Operating Partnership noncontrolling interests	(50,440)	193,287	5,082,007	347,675
Net Income Attributable to Medalist Common Stockholders	$(9,007)	$321,232	$8,094,055	$465,791

4.Investments in Unconsolidated Real Estate Entities

The XXV DST was formed in 2025 by MDI Sponsor, LLC (formerly known as MDR Sponsor TRS, LLC), a wholly owned subsidiary of the Company, to hold title to the Tesla Property.  MDI Sponsor, LLC is currently offering beneficial interests in the XXV DST to accredited investors in a private placement under Regulation D, the proceeds of which are being used to redeem the Company’s beneficial interests for cash.  Upon completion of such offering, the Company expects to no longer retain an ownership interest in the DST but will continue to control the Tesla Property’s operations as the Trust Manager.

As of December 31, 2025, the Company concluded that XXV DST qualified as a VIE and determined it was the primary beneficiary of the VIE.  Consequently, the Company consolidated the entity.  During the six months ending June 30, 2026, the Company sold 84.7% of its interest in XXV DST and reevaluated its accounting for XXV DST.  The Company determined that as of June 30, 2026, it was no longer the primary beneficiary of the VIE because it no longer met the Benefits criterion (see Note 2, Variable Interest Entities, above).  As a result, the Company deconsolidated XXV DST on June 30, 2026.

Subsequent to the deconsolidation, the Company, as a 15.3% beneficial owner and the Trust Manager of XXV DST, has the ability to exercise significant influence over the entity and therefore will account for this investment under the equity method of accounting.

The Company valued its unconsolidated equity method investment in XXV DST at $1,312,047 based on the approximate $8.6 million fair value of the total beneficial ownership interests in the XXV DST.  The deconsolidation of the net assets, liabilities and non-controlling interests of $847,756 resulted in DST Sponsorship Revenue of $464,291 which represents the Company’s acquisition and cost reimbursement fees associated with the sponsorship of the XXV DST.

5.       Mandatorily Redeemable Preferred Stock

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

The Company classified the Mandatorily Redeemable Preferred Stock as a liability in accordance with ASC Topic No. 480, “Distinguishing Liabilities from Equity,” which states that mandatorily redeemable financial instruments should be classified as liabilities and therefore the related dividend payments are treated as a component of interest expense in the accompanying condensed consolidated statements of operations (see Note 6, below, for a discussion of interest expense associated with the mandatorily redeemable preferred stock).

For all periods during which the Mandatorily Redeemable Preferred Stock was outstanding, the Company paid a cash dividend on the stock equal to 8% per annum, paid quarterly.

6.      Loans Payable

Mortgages Payable

The Company’s mortgages payable, net consists of the following:

				June 30,
	Monthly	Interest		2026	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2025
Franklin Square (a)	$61,800	3.81%	December 2031	$—	$13,015,840
Ashley Plaza (b)	52,795	3.75%	September 2029	—	10,220,312
Brookfield Center (c)	22,876	3.90%	November 2029	4,325,259	4,377,112
Wells Fargo Mortgage Facility (Lancer Center) (d)	30,000	4.50%	June 2027	4,762,909	5,502,446
Unamortized issuance costs, net				(46,570)	(286,847)
Total mortgages payable, net				$9,041,598	$32,828,863
(a)	The mortgage loan for the Franklin Square Property in the original principal amount of $13,250,000 had a ten-year term and a maturity date of December 6, 2031. The mortgage loan bore interest at a fixed rate of 3.808% and was interest only until January 6, 2025, at which time the monthly payment became $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage loan included covenants for the Company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and for the Company to maintain liquid assets of no less than $1,000,000. The Company repaid the mortgage loan in March, 2026 and as of December 31, 2025 believes that it was compliant with these covenants.

(b)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. In May 2026 the Company reclassified the mortgage loan to liabilities associated with assets held for sale. The mortgage loan includes covenants for the Company to maintain a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property, and for the Company to maintain liquid assets of no less than $1,140,000. As of June 30, 2026 and December 31, 2025, the Company believes that it is compliant with these covenants.

(c)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90% and was interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. The mortgage loan includes covenants for the Company to maintain a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Property, and for the Company to maintain liquid assets of no less than $485,000. As of June 30, 2026 and December 31, 2025, the Company believes that it is compliant with these covenants.

(d)	On June 13, 2022, the Company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property (the “Secured Properties”). The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment was $103,438. The Company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a combined minimum debt yield of 9.5% on the Secured Properties, and the maintenance of liquid assets of not less than $1,500,000. As of June 30, 2026 and December 31, 2025, the Company believes that it is compliant with these covenants.

On October 23, 2025 and February 13, 2026, the Company sold the Salisbury Marketplace and Greenbrier Business Center Properties, respectively and used $5,145,479 and $7,000,000, respectfully, of the net proceeds of the sales to reduce the principal balance of the Wells Fargo Mortgage Facility in exchange for Wells Fargo releasing its security interest in the respective properties. As of December 31, 2025 the portion of the Wells Fargo Mortgage Facility allocated to the Greenbrier Business Center Property was included in mortgages payable, net, associated with assets held for sale on the Company’s condensed consolidated balance sheet. As of June 30, 2026, the monthly payment is $30,000 and the remaining outstanding balance of the Wells Fargo Mortgage Facility is secured solely by the Lancer Center Property.

The Company’s mortgages payables, net, associated with assets held for sale, consists of the following:

				June 30,
	Monthly	Interest		2026	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2025
Parkway Property (a)	$37,310	Variable	November 2031	$—	$4,683,797
Wells Fargo Mortgage Facility (Greenbrier Business Center) (see note (d), above)	46,561	4.50%	June 2027	—	6,356,947
Tesla DST Mortgage (b)	Interest only	Variable	November 2030	—	7,505,754
Ashley Plaza (see note (b) above)	52,795	3.75%	September 2029	10,038,612	—
Total mortgages payable, net, associated with assets held for sale				$10,038,612	$18,546,498
(a)	The interest rate for the mortgage loan for the Parkway Property was based on the Secured Overnight Financing Rate (“SOFR”), with a margin of 236.44 basis points. Under the terms of the mortgage, the interest rate payable each month shall not change by greater than 1% during any six-month period and 2% during any 12-month period. As of December 31, 2025 the rate in effect for the Parkway Property mortgage was 6.24%. The monthly payment, which varies based on the interest rate in effect each month, included interest at the variable rate, and principal based on a thirty-year amortization schedule. The mortgage loan for the Parkway Property included a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis. The Company repaid the mortgage loan in February, 2026, and as of December 31, 2025, believes that it was compliant with this covenant.

(b)	On November 7, 2025, the Company’s subsidiary, MDRR XXV DST 1, entered into a mortgage loan with Pinnacle Bank (the “Tesla DST Mortgage”). The Tesla DST Mortgage has a five year term, is interest only and bears interest at a variable rate based on SOFR plus 2.5%. As of June 30, 2026 and December 31, 2025, SOFR was 3.63% and 3.69%, respectively. The Tesla DST Mortgage is non-recourse to the Company, except for fraud, intentional misrepresentation, gross negligence, physical waste and other similar acts or omissions. Under the terms of the Tesla DST Mortgage, the failure of the borrower to maintain a minimum debt service coverage ratio (“DSCR”) of 1.25 constitutes a “trigger event” under which borrower would be required to establish a cash management account to which all rents and profits would be deposited and remain under the control of the lender until the trigger event is terminated. The Tesla Pensacola Property’s DSCR will be tested on a trailing 12 month basis starting on the first anniversary of the issuance of the Tesla DST Mortgage. However, as of June 30, 2026 and December 31, 2025, the Company believes it is compliant with the DSCR requirement. On June 22, 2026 the Company deconsolidated the XXV DST and no longer carries the Tesla DST Mortgage on its condensed consolidated balance sheet.

Pledged Asset Line

During the three months ended June 30, 2026, the Company entered into a Pledged Asset Line Agreement (the “PAL Agreement”) with Charles Schwab & Co., Inc. (“Schwab”). The PAL Agreement provides for a revolving, non-purpose margin credit facility, secured by a first-priority lien on the Company’s brokerage account maintained at Schwab (the “Collateral Account”), of an amount based on the collateral value in the Collateral Account.  The Company holds its marketable securities in the Collateral Account.  Based on the collateral value in the Collateral Account as of June 30, 2026, the Company is permitted to borrow up to approximately $16.5 million under the PAL Agreement.

Borrowings under the PAL Agreement bear interest at a variable rate based on the SOFR plus 75 basis points.  As of June 30, 2026, SOFR was 3.63%.  The PAL Agreement contains customary events of default, including, without limitation, failure to make any payment upon demand or otherwise when due or deposit additional collateral when required under the PAL Agreement; initiation of a bankruptcy petition or other insolvency proceeding; any event of default under any security agreement executed in connection with the Collateral Account; or the insufficiency of the value of the financial assets in the Collateral Account.

As of June 30, 2026, the outstanding balance on the PAL Agreement was $0.

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

The Farmers Line of Credit was unconditionally guaranteed by the Company and the Operating Partnership, had a one-year term, maturing on August 10, 2026.  As of June 30, 2026 and December 31, 2025, respectively, the balance of the Farmers Line of Credit was $0.

Tesla DST Mortgage

On November 7, 2025, in connection with the contribution of the Tesla Pensacola Property to the XXV DST discussed in Note 3, the XXV DST entered into the Tesla DST Mortgage with Pinnacle Bank for a principal amount of $7,710,000.  The Pinnacle Loan is collateralized by the Tesla Pensacola Property. Amounts outstanding under the Pinnacle Loan bear interest at a floating rate of one month SOFR plus 2.5%.  As of  June 30, 2026 and December 31, 2025, SOFR was 3.63% and 3.69%, respectively.  The Pinnacle Loan provides for monthly interest only payments and has a five-year term and matures on November 7, 2030. The XXV DST received $6,932,061 in net proceeds which was used to fund a portion of the total consideration associated with the Company’s contribution of the Tesla Pensacola Property to the XXV DST.  The Company used these proceeds, and cash on hand, to make a $7,350,000 principal repayment on the Farmers Line of Credit.

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

On June 30, 2026 the Company deconsolidated the XXV DST and no longer reports the Tesla DST Mortgage on its condensed consolidated balance sheet.

Interest Rate Protection Transactions

Parkway Mortgage Loan

On October 28, 2021, the Company entered into an interest rate protection transaction to limit its exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property (the “Interest Rate Protection Transaction”).  Under this agreement, the Company’s interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%. Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR.  As of December 31, 2025, SOFR was 3.69%. In accordance with the guidance on derivatives and hedging, the Company records all derivatives on the balance sheet at fair value under other assets with changes in fair value being included in other income on its condensed consolidated statements of operations. The fair value of the Interest Rate Protection Transaction is determined using Level 2 inputs. See Note 9 for additional information. The Company terminated the Interest Rate Protection Transaction on February 13, 2026 in conjunction with the sale of the Parkway Property.

For the period from September 1, 2022 through June 30, 2023, LIBOR, and for the period from July 1, 2023 through the February 13, 2026 repayment of the Parkway mortgage, SOFR exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced the Company’s net interest expense. Payments to the Company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025.

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

In accordance with the guidance on derivatives, the Company records all derivatives on the balance sheet at fair value under other assets with changes in fair value being included in other income on its condensed consolidate statements of operations. The fair value of the Interest Rate Swap is determined using Level 2 inputs. See Note 9 for additional information.

On June 30, 2026 the Company deconsolidated the XXV DST and no longer records the Interest Rate Swap on its condensed consolidated balance sheet.

Wells Fargo Line of Credit

In 2024, the Company, through its wholly-owned subsidiaries, entered into an amended and restated Revolving Line of Credit Note with Wells Fargo Bank, National Association for up to $4,000,000.  There were no borrowings or activity under this note during the periods presented.  In April 2025 the Company terminated the Revolving Line of Credit Note and Wells Fargo Bank, National Association released its security interest in the Citibank Property.

Loss on Extinguishment of Debt

Upon the sale of the Greenbrier Business Center Property, the Parkway Property and the Franklin Square Property, the Company repaid the mortgages payable that were secured by each of these properties.   The Company accounted for the repayment of the mortgage payable under debt extinguishment accounting in accordance with ASC 470.

On February 13, 2026, the Company sold the Greenbrier Business Center Property and repaid a portion of the Wells Fargo Mortgage facility that was partially secured by the Greenbrier Business Center Property. During the six months ended June 30, 2026, the Company recorded a loss on extinguishment of debt of $112,203 consisting of $11,195 in unamortized loan issuance costs and $101,008 in prepayment fees to the lender. No such loss was recorded during the six months ended June 30, 2025.

On February 27, 2026, the Company and its tenant in common partner sold the Parkway Property and repaid the mortgage loan secured by the Parkway Property.  During the six months ended June 30, 2026, the Company recorded a loss on extinguishment of debt of $64,320 consisting of unamortized loan issuance costs.  No such loss was recorded during the six months ended June 30, 2025.

On March 30, 2026, the Company sold the Franklin Square Property and repaid the mortgage loan secured by the Franklin Square Property. During, the six months ended June 30, 2026, the Company recorded a loss on extinguishment of debt of $195,817 consisting of $165,505 of unamortized loan issuance costs and $30,312 in costs associated with the defeasance of the mortgage loan.  No such loss was recorded during the six months ended June 30, 2025.

Interest Expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the three months ended June 30, 2026
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection
	Interest	capitalized	transaction
	Expense	issuance costs	payments	Total
Ashley Plaza	$96,088	$2,905	$—	$98,993
Brookfield Center	42,810	1,892	—	44,702
Wells Fargo Mortgage Facility	54,432	2,159	—	56,591
Tesla Pensacola (Pinnacle Bank)	119,759	—	(22,313)	97,446
Total interest expense	$313,089	$6,956	$(22,313)	$297,732

	For the three months ended June 30, 2025
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$126,603	$7,093	$—	$—	$133,696
Ashley Plaza	98,392	4,357	—	—	102,749
Brookfield Center	43,802	2,837	—	—	46,639
Parkway Center	80,060	2,757	(18,447)	—	64,370
Wells Fargo Mortgage Facility	197,385	12,135	—	—	209,520
Other interest	—	—	—	1,866	1,866
Total interest expense	$546,242	$29,179	$(18,447)	$1,866	$558,840

	For the six months ended June 30, 2026
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$81,055	$2,364	$—	$—	$83,419
Ashley Plaza	191,708	7,262	—	—	198,970
Brookfield Center	85,402	4,730	—	—	90,132
Parkway Center	44,605	—	(6,760)	—	37,845
Wells Fargo Mortgage Facility	145,759	3,779	—	102	149,640
Tesla Pensacola DST (Pinnacle Bank)	238,874	—	(45,053)	—	193,821
Total interest expense	$787,403	$18,135	$(51,813)	$102	$753,827

	For the six months ended June 30, 2025
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$252,380	$14,186	$—	$—	$266,566
Ashley Plaza	196,269	8,715	—	—	204,984
Brookfield Center	87,365	5,675	—	—	93,040
Parkway Center	160,374	5,513	(30,872)	—	135,015
Wells Fargo Mortgage Facility	393,879	24,270	—	—	418,149
Wells Fargo Line of Credit	—	—	—	2,500	2,500
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	2,404	—	5,066	7,470
Other interest	—	—	—	4,132	4,132
Total interest expense	$1,090,267	$60,763	$(30,872)	$11,698	$1,131,856

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of June 30, 2026
	(unaudited)		As of December 31, 2025
		Accumulated			Accumulated
		amortization of			amortization
	Accrued	capitalized	Accrued		of capitalized
	interest	issuance costs	interest		issuance costs
Franklin Square	$—	$—	$42,682		$115,852
Ashley Plaza	—	—	—		110,399
Brookfield Center	—	75,675	—		70,945
Parkway Center	—	—	24,678		—
Wells Fargo Mortgage Facility	—	38,357	—		34,580
Tesla Pensacola (Pinnacle Bank)	—	—	(9,114)	(1)	—
Total	$—	$114,032	$58,246		$331,776
(1)	Reflects the payment for the month of December 2025 under the Interest Rate Swap for the Tesla DST Mortgage which was received on January 2, 2026.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of June 30, 2026 are as follows:

	Mortgages Payable	Mortgages Payable Associated with Assets Held for Sale	Total
For the remaining six months ending December 31, 2026	$123,661	$125,321	$248,982
2027	4,798,657	258,976	5,057,633
2028	111,340	267,957	379,297
2029	4,054,510	9,442,995	13,497,505
2030	—	—	—
Total principal payments and debt maturities	9,088,168	10,095,249	19,183,417
Less unamortized issuance costs	(46,570)	(56,637)	(103,207)
Net principal payments and debt maturities	$9,041,598	$10,038,612	$19,080,210

7.      Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of June 30, 2026 are as follows:

For the remaining six months ending December 31, 2026	$1,565,949
2027	3,193,568
2028	2,893,606
2029	2,258,686
2030	1,965,578
Thereafter	3,470,786
Total minimum rents	$15,348,173

8.      Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 Common Shares, and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. Medalist is the sole general partner of the Operating Partnership and owned a 72.72% and 49.98% interest in the Operating Partnership as of June 30, 2026 and December 31, 2025, respectively. Limited partners in the Operating Partnership who have held their OP Units for one year or longer have the right to redeem their common OP Units for cash or, at the Company’s option, Common Shares at a ratio of OP Unit for one common share. Under the Agreement of Limited Partnership, distributions to OP Unit holders are made at the discretion of the Company. The Company intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per OP Unit as dividends per share are paid to the Company’s holders of Common Shares.

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

Common Stock Repurchase Plan

In December 2021, the Board approved a program to purchase up to 31,250 Common Shares in the open market, up to a maximum price of $76.80 per share. Under this authorization, the Company purchased 16,755 Common Shares at an average price of $16.61 per share in January 2022. In October 2023, the Board approved the purchase of an additional 100,000 shares. In March 2024, the Board authorized and adopted a 10b5-1 and Rule 10b-18 Stock Repurchase Agreement (the “10b5-1 Plan”) which, as amended, authorized the purchase of up to 35,265 shares at or below a price of $13.00 per share.  Under the 10b5-1 Plan, during the years ended December 31, 2025 (and prior to the 10b5-1 Plan’s expiration on May 15, 2025) and 2024, respectively,  the Company purchased 11,320 and 2,830 Common Shares. All repurchased Common Shares were retired in accordance with Maryland law. The authorization under the 10b5-1 Plan expired on May 15, 2025 and as of June 30, 2026, no further repurchases have been made.

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

Common Shares and Operating Partnership Units Outstanding

As of June 30, 2026 and December 31, 2025, respectively, there were 2,239,521 and 2,221,021 OP Units outstanding, respectively, with the Company owning 1,628,500 and 1,110,000 of these OP Units, respectively. The remaining 611,021 and 1,111,021, respectively, OP Units are held by noncontrolling, limited partners.  As of June 30, 2026 and December 31, 2025, respectively, there were 1,628,500 and 1,110,000 Common Shares of the Company outstanding, respectively. As of June 30, 2026 and December 31, 2025 there were 368,612 and 392,865, respectively, OP Units held by noncontrolling, limited partners that were eligible for conversion to Common Shares.

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

On each January 1 during the term of the Equity Incentive Plan, the maximum number of Common Shares that may be issued under the Equity Incentive Plan will increase by eight percent (8%) of any additional Common Shares or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of Common Shares, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of any adjustment subsequent to January 1, 2020. As of January 1, 2026, the shares available for issuance under the plan was adjusted to 54,223 shares. As of June 30, 2026, there are 35,723 shares available for issuance under the Equity Incentive Plan.

Earnings per Share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common stockholders, excluding the net loss attributable to noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of June 30, 2026 and 2025, there were 368,612 and 24,169 OP Units, respectively, held by noncontrolling, limited partners that were eligible to be converted, on a one-to-one basis, into Common Shares. For the three and six months ended June 30, 2026, and the six months ended June 30, 2025, the OP Units and the equivalent Common Shares attributable to the convertible debentures have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

The Company's income (loss) per common share is determined as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic and diluted shares outstanding
Weighted average Common Shares – basic	1,592,944	1,353,132	1,436,234	1,355,091
Effect of conversion of Operating Partnership Units	368,612	232,865	368,612	232,865
Weighted average Common Shares – diluted	1,961,556	1,585,997	1,804,846	1,587,956

Calculation of loss per share – basic and diluted
Net loss attributable to common stockholders	$(418,684)	$(456,444)		$(1,525,485)
Weighted average Common Shares – basic and diluted	1,592,944	1,353,132		1,355,091
Loss per share – basic and diluted	$(0.26)	$(0.34)		$(1.13)

Calculation of earnings per share – basic
Net income attributable to common stockholders			$8,548,125
Weighted average Common Shares – basic			1,436,234
Earnings per share – basic			$5.95

Calculation of earnings per share – diluted
Net income attributable to common stockholders			$8,548,125
Weighted average Common Shares – diluted			1,804,846
Earnings per share – diluted			$4.74

Dividends and Distributions

During the three and six months ended June 30, 2026, dividends in the amount of $0.0675 and $0.135 per share, respectively, were paid on January 13, 2026 to stockholders of record on January 8, 2026 and on April 21, 2026 to stockholders of record on April 15, 2026. During the three and six months ended June 30, 2025, dividends in the amount of $0.0675 and $0.1325 per share, respectively,  were paid on January 23, 2025 to stockholders of record on January 20, 2025 and on April 22, 2025 to stockholders of record on April 17, 2025.

Total dividends paid to holders of Common Shares and distributions to noncontrolling interests paid during the three and six months ended June 30, 2026 and 2025 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Common stockholders (dividends)	$96,423	$91,479	$171,348	$179,456
Parkway Property noncontrolling interest (distributions)	7,200	9,000	560,153	18,000
DST Entities noncontrolling interest (distributions)	44,865		63,170	—
Operating Partnership Unit holders (distributions)	54,743	58,631	129,737	85,113
Total dividends and distributions	$203,231	$159,110	$924,408	$282,569

9.Fair Value Measurements

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

Financial Asset and Liabilities Measured at Fair Value on a Recurring Basis

Investments in marketable securities are carried at fair value using Level 1 inputs based on quoted prices on applicable markets. Unrecognized gains of $69,627 and $300,492, respectively, are included as other income in the Company’s condensed consolidated statement of operations for three and six months ended June 30, 2026. The Company did not have any marketable securities in the three and six months ended June 30, 2025.  Crypto assets are carried at fair value using Level 1 inputs based on quoted prices in active markets.  Unrecognized losses of $60,388 and $132,015, respectively are included as other expense in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2026.  The Company did not have any unrecognized gains or losses on crypto assets in the three and six months ended June 30, 2025.

The Company’s interest rate protection instruments are carried at fair value using observable inputs such as yield curves, volatilities and other current market data, all of which are considered Level 2 inputs.

The following tables summarize assets that are measured on a recurring basis:

		June 30, 2026
		(unaudited)
Description	Classification	Level 1	Level 2	Level 3	Total
Equity securities	Investment in marketable securities	$20,720,749	$—	$—	$20,720,749
Crypto Assets (Bitcoin)	Other intangible assets	$402,964	$—	$—	$402,964
Interest Rate Swap	Other assets	$—	$—	$—	$—

		December 31, 2025
Description	Classification	Level 1	Level 2	Level 3	Total
Equity securities	Investment in marketable securities	$—	$—	$—	$—
Crypto Assets (Bitcoin)	Other intangible assets	$293,902	$—	$—	$293,902
Interest Rate Protection Transaction	Other assets	$—	$27,224	$—	$27,224
Interest Rate Swap	Other assets	$—	$326,551	$—	$326,551

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

10.      Commitments and Contingencies

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in North Carolina and South Carolina, which represented approximately 76% of the total annualized base revenues of the properties in its portfolio as of June 30, 2026. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants.

Interest Rate Risk

As of June 30, 2026, the interest rate environment remains elevated, significantly impacting the Company’s operations. The Federal Reserve has maintained a higher federal funds rate as part of its ongoing strategy to combat inflation. This situation has several implications for the Company, which is sensitive to a higher interest rate environment due to the Company’s reliance on debt financing. Higher interest rates increase the cost of borrowing for the Company, raising the expense associated with financing property acquisitions and developments. This could limit the ability to pursue new investments or expansions, potentially slowing growth. Additionally, refinancing existing debt in a high-rate environment could lead to increased costs. Elevated interest rates typically lead to higher capitalization rates, which can reduce property valuations. A decline in asset values may impact the net asset value (NAV) calculations, affecting investors’ perceptions and overall market confidence in the Company. The ongoing interest rate volatility may affect investor sentiment towards the Company, potentially leading to capital outflows as investors seek alternative investment opportunities with better risk-adjusted returns.

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

As of June 30, 2026 and December 31, 2025, all of the Company’s long-term debt either bore interest at fixed rates or was capped to a fixed rate. The Company’s debt obligations are more fully described in Note 5, Loans Payable, above.

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

11.      Related Party Transactions

Sale of Beneficial Interests in XXV DST 1

On June 22, 2026, CWS BET Seattle, L.P. (“CWS BET”), a Delaware limited partnership controlled and owned by Francis P. Kavanaugh, the company’s President and Chief Executive Officer and Chairman of the Board, acquired 49% of the beneficial interests in XXV DST 1 for $4,207,258.  The purchase price was determined based on the terms of the private placement memorandum used for the sale of beneficial interests in the XXV DST 1.  Under the Private Placement Memorandum for the offering of the beneficial interests, the Company is permitted to accept purchases of beneficial interests net of sales commissions under certain circumstances.  Because the CWS BET transaction was sourced directly by the Company, CWS BET did not pay a sales commission on its purchase of beneficial interests.  The net proceeds to the Company were the same as the Compnay would have received from a non-affiliated purchaser of beneficial interests, net of sales commissions.  CWS BET participates in the economics of XXV DST 1 on the same terms and conditions as non-affiliated investors. Pursuant to the Company’s Code of Business Conduct and Ethics, Audit Committee Charter and Related Person Transaction Policy, the purchase of the beneficial interests was reviewed and approved by a majority of the Audit Committee of the Company’s Board in addition to the approval by a majority of the Board.

Redemption of OP Units

On February 12, 2026 and April 16, 2026, Francis P. Kavanaugh, the Company’s President and Chief Executive Officer and the Chairman of the Board, submitted a Notice of Exercise of Common Unit Redemption Right (the “Notice”) for 300,000 OP Units and 200,000 OP Units, respectively.  Upon receipt of the Notice and pursuant to the Operating Partnership’s Agreement of Limited Partnership, the Company exercised its option to issue 300,000 Common Shares and 200,000 Common Shares, respectively, in exchange for the OP Units.

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

12.      Segment Information

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

NOI for the Company’s DST sponsorship program is calculated by deducting DST Program operating expenses from DST Program operating revenues.  Operating revenues include acquisition fees and cost reimbursement fees (which are generally recorded when the DST entity is de-consolidated from the Company upon the sale of a majority of the DST entity beneficial interests), asset management fees, and disposition fees; and DST Program operating expenses include salaries and benefits, marketing, travel, office, and other expenses related to the DST Program.

The following table presents property operating revenues, operating expenses and interest expense by operating segment:

	For the three months ended June 30, (unaudited)
	Investment Properties		DST Program		Total
	2026	2025	2026	2025	2026	2025
Revenues	$1,342,630	$2,465,173	$465,792	$—	$1,808,422	$2,465,173
Operating expenses	401,806	584,447	241,534	—	643,340	584,447
Property related interest expense (1)	290,776	527,795	—	—	290,776	527,795
Adjusted net operating income	$650,048	$1,352,931	$224,258	$—	$874,306	$1,352,931

Reconciliation to net loss from operations (2)
Less: Bad debt expense	12,991	—	—	—	12,991	—
Less: Share-based compensation expenses					—	—
Less: Legal, accounting and other professional fees					453,236	315,785
Less: Corporate general and administrative expenses					231,661	357,377
Less: Loss on impairment					—	5,700
Less: Depreciation and amortization					330,677	933,292
Less: Impairment of assets held for sale					465,327	—
Less: Non-mortgage interest expense (3)					—	1,866
Less: Amortization of loan issuance costs (3)					6,956	29,179
Less: Loss on disposal of investment properties					65,207	—
Less: Loss on redemption of mandatorily redeemable preferred stock					—	—
Less: Loss on extinguishment of debt					—	27,066
Net loss from operations					$(691,749)	$(317,334)
(1)	Includes mortgage interest expense and amortization of issuance costs related to mortgages payable. For a reconciliation to interest expense as reported on the Company’s condensed consolidated statement of operations, see Note 6, above.
(2)	Certain expenses that are not allocated to individual segments which are either reviewed at the corporate level or which are not included in segment-level profitability measures used by the CODM are added to or subtracted from net operating income measure used by the CODM to reconcile this measure to net loss from operations on the Company’s condensed consolidated statement of operations for the three months ended June 30, 2026 and 2025.
(3)	Non-mortgage interest expense includes dividends paid and amortization of issuance costs and discounts on the Company’s Mandatorily Redeemable Preferred Stock which are recorded as interest expense (see Note 5, above), and other interest expense, all of which are not allocated to individual segments. For a reconciliation to interest expense as reported on the Company’s condensed consolidated statement of operations, see Note 6, above.

	For the six months ended June 30, (unaudited)
	Investment Properties		DST Program		Total
	2026	2025	2026	2025	2026	2025
Revenues	$3,501,895	$4,786,813	$465,792	$—	$3,967,687	$4,786,813
Operating expenses	1,043,070	1,243,801	464,430	—	1,507,500	1,243,801
Property related interest expense (1)	735,590	1,059,395	—	—	735,590	1,059,395
Adjusted net operating income	$1,723,235	$2,483,617	$1,362	$—	$1,724,597	$2,483,617

Reconciliation to net loss from operations (2)
Less: Bad debt expense (recoveries)	$12,991	$1,321	$—	$—	$12,991	$1,321
Less: Share-based compensation expenses					224,220	397,182
Less: Legal, accounting and other professional fees					869,015	742,354
Less: Corporate general and administrative expenses					579,850	772,933
Less: Loss on impairment					—	67,503
Less: Depreciation and amortization					819,447	1,898,503
Less: Impairment of assets held for sale					465,327	—
Less: Non-mortgage interest expense (3)					102	14,102
Less: Amortization of loan issuance costs (3)					18,135	58,359
Plus: Gain on disposal of investment properties					(12,785,020)	—
Less: Loss on redemption of mandatorily redeemable preferred stock					—	9,375
Less: Loss on extinguishment of debt					372,340	27,066
Net income (loss) from operations					$11,148,190	$(1,505,081)
(1)	Includes mortgage interest expense and amortization of issuance costs related to mortgages payable. For a reconciliation to interest expense as reported on the Company’s condensed consolidated statement of operations, see Note 6, above.
(2)	Certain expenses that are not allocated to individual segments which are either reviewed at the corporate level or which are not included in segment-level profitability measures used by the CODM are added to or subtracted from net operating income measure used by the CODM to reconcile this measure to net income (loss) from operations on the Company’s condensed consolidated statement of operations for the six months ended June 30, 2026 and 2025.
(3)	Non-mortgage interest expense includes dividends paid and amortization of issuance costs and discounts on the Company’s Mandatorily Redeemable Preferred Stock which are recorded as interest expense (see Note 5, above), and other interest expense, all of which are not allocated to individual segments. For a reconciliation to interest expense as reported on the Company’s condensed consolidated statement of operations, see Note 6, above.

The following table presents assets by operating segment:

	Investment Properties		DST Program		Total
	June 30,		June 30,		June 30,
	2026	December 31,	2026	December 31,	2026	December 31,
	(unaudited)	2025	(unaudited)	2025	(unaudited)	2025
Segment assets	$26,574,032	$75,389,464	$—	$—	$26,574,032	$75,389,464

Reconciliation to total assets on condensed consolidated balance sheet
Plus: Other assets					$27,234,247	$351,664
Plus: Assets held by operating partnership					1,527,401	1,916,185
Plus: Assets held by parent company					2,481,176	82,298
Total assets recorded					$57,816,856	$77,739,611

13. Income Taxes

For the three and six months ended June 30, 2026 (loss) income before income taxes was $(203,733) and $11,840,394, respectively, while the (expense) benefit for income taxes for the three and six months ended June 30, 2026 was $(2,388) and $2,076,254, respectively. As a result of the Company’s termination of its election to be taxed as a REIT, the Company recognized net deferred tax assets and a corresponding income tax benefit of $3,902,878 in the three months ended March 31, 2026.

The effective tax rate for the three months ended June 30, 2026 was 1.2%, which differed from the federal statutory rate of 21%, primarily due to deconsolidation of our DST subsidiary along with disposals of certain investment properties.  The effective tax rate for the six months ended June 30, 2026 was (17.5%), which differed from the federal statutory rate of 21%, primarily due to establishing the net deferred tax assets upon our termination of our election to be taxed as a REIT partially offset by tax expense related to deconsolidation of our DST subsidiary along with disposal of certain investment properties.

The Company evaluated the realizability of the net deferred tax assets and determined that no valuation allowance was required as of June 30, 2026, because it is more likely than not that the net deferred tax assets will be realized from projected future taxable income and no material uncertain tax positions were identified that would necessitate a valuation allowance.

During the year ended December 31, 2025, the Company elected to be taxed as a REIT for federal income tax purposes and it did not generate any taxable income from its taxable REIT subsidiaries, accordingly no income tax expense was recorded.  The Company terminated its election to be taxed as a REIT as of January 1, 2026.

The Company has determined that it has no uncertain income tax positions that could have a material impact on the condensed consolidated financial statements.

14.      Subsequent Events

As of August 13, 2026, the following events have occurred subsequent to the June 30, 2026 effective date of the consolidated financial statements.

Entry into Purchase and Sale Agreements

On July 21, 2026, the Company entered into purchase and sale agreements to acquire (i) a property located at 8600 Highway 377, Aubrey, Texas 76258, consisting of a Caliber Collision Center for $5,494,444 and (ii) a property located at 282 South Colonial Drive, Cleburne, Texas 76033, consisting of a Caliber Collision Center for $5,648,000.  The acquisitions are each expected to close within 60 days. However, several conditions to closing on the acquisitions remain to be satisfied, and there can be no assurance that the Company will complete the transactions. The Company intends to assign its interests in the acquisitions to to-be-formed DSTs and to complete each acquisition through the DSTs.  The Company expects to offer beneficial interests in the DSTs to accredited investors in a private placement under Regulation D, the proceeds of which will be used to redeem the Company’s beneficial interests for cash.

Sale of Ashley Plaza Property

On July 29, 2026, the Company closed on the sale of the Ashley Plaza Property to an unrelated third party for a sale price of $16.6 million, less customary closing costs and credits for repairs and other items of $300,000.

Acquisition of Overland Park Caliber Property

On July 29, 2026, the Company, through a wholly owned DST, closed on the acquisition of a property located at 14939 Metcalf Avenue, Overland Park, Kansas, 66223, consisting of a Caliber Collision Center from an unrelated third party for a purchase price of $5.8 million.  The Company expects to offer beneficial interests in the DST to accredited investors in a private placement under Regulation D, the proceeds of which will be used to redeem the Company’s beneficial interests for cash.

Common Stock Dividend

On July 30, 2026, a dividend in the amount of $0.0675 per share was paid to holders of Common Shares and OP Unit holders of record on July 23, 2026.

Completion of Sale of Beneficial Interests in XXV DST

On August 7, 2026, XXV DST, a Delaware statutory trust sponsored by the Company through the Company’s wholly owned subsidiary, MDI Sponsor, LLC, completed the closing of its inaugural DST offering, with 100% of the beneficial interests in the trust placed with accredited 1031 exchange investors. The Company generated approximately $7,990,000 in net proceeds from the sale of the beneficial interests.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the competitive environment in which we operate;
●	local, regional, national and international economic and geopolitical conditions;
●	our ability to pivot our investment strategy and reposition our portfolio;
●	capital expenditures;
●	the availability, terms and deployment of capital;
●	financing risks;
●	inflation;
●	the general level of interest rates;
●	changes in our business or strategy;
●	fluctuations in interest rates and increased operating costs;
●	our incurrence of impairment charges;
●	the degree and nature of our competition;
●	our dependence upon our key personnel;
●	defaults on or non-renewal of leases by tenants;

●	decreased rental rates or increased vacancy rates;
●	our ability to make distributions on shares of our common stock;
●	difficulties in identifying properties to acquire and completing acquisitions;
●	our ability to operate as a public company;
●	potential natural disasters such as hurricanes;
●	the impact of epidemics, pandemics, or other outbreaks of illness, disease or virus;
●	whether revoking our real estate investment trust, or REIT, election, effective January 1, 2026, and our revised strategy can be implemented in a manner that provides the expected benefits;
●	our ability to sell beneficial interests in our offerings under our DST Program;
●	our ability to generate fee income and increase assets under management through our DST Program;
●	our ability to have met and maintained our qualification as a REIT for U.S. federal income tax purposes for the years we elected REIT status;
●	our ability to maintain an active trading market for our common stock on The Nasdaq Capital Market (“Nasdaq”) and maintain continued listing on Nasdaq and the likelihood that a delisting of our common stock from Nasdaq could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock;
●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;
●	potential disruption to or compromise of our information technology networks or data, or those of third parties upon which we rely; and
●	related industry developments, including trends affecting our business, financial condition and results of operations.

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

Our current primary focus is to implement the strategic repositioning initiated during 2025.  Effective January 1, 2026, we revoked our REIT status and are transitioning our primary focus to build the DST Program to generate fee income and increase assets under management. We will continue to evaluate direct and indirect real estate investments (i) for our general portfolio and (ii) that support the DST Program, including selective disposition of properties from our portfolio to generate capital for the DST Program and other potential acquisitions.

Our efforts to scale the DST Program will be focused on (1) identifying real estate investments suitable for DST vehicles that offer competitive, risk-adjusted returns, with a focus on net lease assets with nationally recognized tenants or those with investment grade credit ratings, in larger metropolitan areas experiencing high levels of growth in the southeast, mountain states, and California, in industries including, but not limited to, retail, medical, and single tenant industrial and warehouse uses; (2) syndicating these investments into DSTs; and (3) offering beneficial interests in the DSTs for sale to accredited investors in private placements under Regulation D.

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

As of June 30, 2026, our portfolio consisted of the following properties:

Name	Occupancy	Location	SQ FT	Date Acquired
Ashley Plaza Property	99.0%	Goldsboro, North Carolina	156,012	August 30, 2019
Lancer Center Property	79.1%	Lancaster, South Carolina	181,590	May 14, 2021
Brookfield Center Property	100.0%	Greenville, South Carolina	64,882	October 3, 2019
East Coast Wings Property	100.0%	Goldsboro, North Carolina	5,000	August 30, 2019
T-Mobile Property	100.0%	Goldsboro, North Carolina	3,000	August 30, 2019
Total Portfolio	91.4%		410,484

As of June 30, 2026, we also owned two undeveloped parcels which are currently being marketed for sale or lease, including (i) an outparcel at our Lancer Center Property consisting of approximately 1.80 acres (the “Lancer Outparcel”), (the exact size of the Lancer Outparcel will not be determined until a user is identified), and (ii) the Hanover Square Outparcel consisting of 0.86 acres located in Mechanicsville, Virginia.

As of June 30, 2026, the Ashley Plaza Property was classified as assets held for sale on our condensed consolidated balance sheet.  Additionally, as of June 30, 2026, we deconsolidated the entity owning the Telsa Pensacola Property and removed the associated assets and liabilities from our condensed consolidated balance sheets.

Reporting Segments

Prior to January 1, 2026, we aggregated individual properties into retail, flex and STNL operating segments. Effective on January 1, 2026, following our strategic repositioning and increased focus on DST sponsorship activities, our CODM began evaluating our real estate portfolio on a combined basis as a single, “Investment Properties” segment.  Additionally, as of January 1, 2026, we established a second operating segment for our DST sponsorship activities.  These two segments align with how our CODM evaluates performance and allocates resources.

Recent Highlights

Sales of Investment Properties

On February 13, 2026, we sold the Greenbrier Business Center Property to an unrelated third party for a sale price of $11,000,000 and used $7,000,000 from the proceeds to repay a portion of  the Wells Fargo Mortgage Facility.  The sale of the Greenbrier Business Center Property resulted in a gain on disposal of investment properties of $4,213,586 reported on our condensed consolidated statement of operations for the six months ended June 30, 2026.

On February 27, 2026, we sold the Parkway Property to an unrelated third party for a sale price of $7,825,000 and used $4,735,614 from the proceeds to repay the Parkway Mortgage.  The sale of the Parkway Property resulted in a gain on disposal of investment properties of $1,040,870 reported on our condensed consolidated statement of operations for the six months ended June 30, 2026.

On March 30, 2026, we sold the Franklin Square Property to an unrelated third party for a sale price of $24,100,000 and used $12,954,175 from the proceeds to repay the Franklin Square Mortgage.  The sale of the Franklin Square Property resulted in a gain on disposal of investment properties of $7,580,745 reported on our condensed consolidated statement of operations for the six months ended June 30, 2026.

On June 24, 2026, we sold the Citibank Property to an unrelated third party for a sale price of $2,150,000.  The sale of the Citibank property resulted in a loss on disposal of investment properties of $50,181.

Financing Activities

Mortgages Payable

We have historically financed acquisitions of our investment properties through mortgages. The following table is presented as of June 30, 2026.

				June 30,
	Monthly	Interest		2026	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2025
Franklin Square (a)	$61,800	3.81%	December 2031	$—	$13,015,840
Ashley Plaza (b)	52,795	3.75%	September 2029	—	10,220,312
Brookfield Center (c)	22,876	3.90%	November 2029	4,325,259	4,377,112
Wells Fargo Mortgage Facility (Lancer Center) (d)	30,000	4.50%	June 2027	4,762,909	5,502,446
Total mortgages payable				$9,088,168	$33,115,710

Amounts presented do not reflect unamortized loan issuance costs.

(a)	The mortgage loan for the Franklin Square Property in the original principal amount of $13,250,000 had a ten-year term and a maturity date of December 6, 2031. The mortgage loan bore interest at a fixed rate of 3.808% and was interest only until January 6, 2025, at which time the monthly payment became $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage loan included covenants for us to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and for us to maintain liquid assets of no less than $1,000,000. We repaid the mortgage loan in March 2026, and as of and through the date of repayment, we believe that we were compliant with these covenants.

(b)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. In May, 2026 the Company reclassified the mortgage loan to liabilities associated with assets held for sale. The mortgage loan includes covenants for the Company to maintain a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property, and for the Company to maintain liquid assets of no less than $1,140,000. As of June 30, 2026 and December 31, 2025, we believe that we are compliant with these covenants.

(c)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90% and was interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. The mortgage loan includes covenants for the Company to maintain a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Property, and for the Company to maintain liquid assets of no less than $485,000. As of June 30, 2026 and December 31, 2025, we believe that we are compliant with these covenants.

(d)	On June 13, 2022, we entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property (the “Secured Properties”). The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment was $103,438. Our Operating Partnership has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis and a combined minimum debt yield of 9.5% on the Secured Properties. As of June 30, 2026 and December 31, 2025, we believe that we are compliant with these covenants.

On October 23, 2025 and February 13, 2026, respectively, we sold the Salisbury Marketplace and Greenbrier Business Center Properties, respectively and used $5,145,479 and $7,000,000, respectfully, of the net proceeds of the sales to reduce the principal balance of the Wells Fargo Mortgage Facility in exchange for Wells Fargo releasing its security interest in the respective properties. As of December 31, 2025 the portion of the Wells Fargo Mortgage Facility allocated to the Greenbrier Business Center Property was included in mortgages payable, net, associated with assets held for sale on our condensed consolidated balance sheet. As of June 30, 2026, the monthly payment is $30,000 and the remaining outstanding balance of the Wells Fargo Mortgage Facility is secured by the Lancer Center Property.

We financed acquisitions of our assets held for sale through mortgages, which as of June 30, 2026, are recorded as mortgages payable, net, associated with assets held for sale, on our consolidated balance sheets, as follows:

				June 30,
	Monthly	Interest		2026	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2025
Parkway Property (a)	$37,310	Variable	November 2031	$—	$4,683,797
Wells Fargo Mortgage Facility (Greenbrier Business Center) (see note (d), above)	46,561	4.50%	June 2027	—	6,356,947
Tesla DST Mortgage (b)	Interest only	Variable	November 2030	—	7,505,754
Ashley Plaza (see note (b) above)	52,795	3.75%	September 2029	10,038,612	—
Total mortgages payable, net, associated with assets held for sale				$10,038,612	$18,546,498
(a)	The interest rate for the mortgage loan for the Parkway Property was based on SOFR, with a margin of 236.44 basis points. Under the terms of the mortgage, the interest rate payable each month shall not change by greater than 1% during any six-month period and 2% during any 12-month period. As of December 31, 2025 the rate in effect for the Parkway Property mortgage was 6.24%. The monthly payment, which varies based on the interest rate in effect each month, included interest at the variable rate, and principal based on a thirty-year amortization schedule. The mortgage loan for the Parkway Property included a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis. We repaid the mortgage loan in February, 2026 and as and through the date of repayment, we believe that we were compliant with this covenant.

(b)	On November 7, 2025, MDRR XXV DST 1, entered into a mortgage loan with Pinnacle Bank (the “Tesla DST Mortgage”). The Tesla DST Mortgage has a five year term, is interest only and bears interest at a variable rate based on SOFR plus 2.5%. As of June 30, 2026 and December 31, 2025, SOFR was 3.63% and 3.69%, respectively. The Tesla DST Mortgage is non-recourse to us, except for fraud, intentional misrepresentation, gross negligence, physical waste and other similar acts or omissions. Under the terms of the Tesla DST Mortgage, the failure of the borrower to maintain a minimum debt service coverage ratio (“DSCR”) of 1.25 constitutes a “trigger event” under which borrower would be required to establish a cash management account to which all rents and profits would be deposited and remain under the control of the lender until the trigger event is terminated. The Tesla Pensacola Property’s DSCR will be tested on a trailing 12 month basis starting on the first anniversary of the issuance of the Tesla DST Mortgage. However, as of June 30, 2026 and December 31, 2025, we believe that we are compliant with the DSCR requirement. On June 22, 2026 we deconsolidated the XXV DST and no longer carry the Tesla DST Mortgage on our condensed consolidated balance sheet.

Pledged Asset Line

We entered into a Pledged Asset Line Agreement (the “PAL Agreement”) with Charles Schwab & Co., Inc. (“Schwab”). The PAL Agreement provides for a revolving, non-purpose margin credit facility, secured by a first-priority lien on our brokerage account maintained at Schwab (the “Collateral Account”), of an amount based on the collateral value in the Collateral Account. We hold marketable securities in the Collateral Account.  Based on the collateral value in the Collateral Account as of June 30, 2026, we are permitted to borrow up to approximately $16.5 million under the PAL Agreement.

Borrowings under the PAL Agreement bear interest at a variable rate based on the SOFR plus 75 basis points.  As of June 30, 2026 and December 31, 2025, SOFR was 3.63% and 3.69%, respectively.  The PAL Agreement contains customary events of default, including, without limitation, failure to make any payment upon demand or otherwise when due or deposit additional collateral when required under the PAL Agreement; initiation of a bankruptcy petition or other insolvency proceeding; any event of default under any security agreement executed in connection with the Collateral Account; or the insufficiency of the value of the financial assets in the Collateral Account.

As of June 30, 2026 and December 31, 2025, the outstanding balance on the PAL Agreement was $0.

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

DST Sponsorship revenues consist of acquisition fees, asset management fees, disposition fees, cost reimbursement fees and other fees from the Company’s DST Program.  Acquisition fees and cost reimbursement fees are generally recognized upon the completion of the sale of the beneficial interests in a DST.  Asset management fees are recognized monthly as the related services are provided. Disposition fees are generally recognized upon the sale of the underlying DST property, when our company’s performance obligations have been satisfied, and are generally subordinated to the DST investors' return of capital.

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

We have concluded that it is probable that we will be able to meet our obligations arising within one year of the date of issuance of these condensed consolidated financial statements within the parameters set forth in the accounting guidance. For additional information regarding our liquidity, see Note 6 – Loans Payable and Note 10 – Commitments and Contingencies in the notes to our condensed consolidated financial statements.

Liquidity and Capital Resources

Our business model is intended to drive growth through acquisitions and increasing assets under management. Our primary liquidity needs are funding for (1) operations, including operating expenses, corporate and administrative costs, payment of principal of, and interest on, outstanding indebtedness, and escrow and reserve payments associated with long-term debt financing for our properties; (2) investing needs, including property acquisitions for our portfolio and for our DST Program, and recurring capital expenditures; and (3) financing needs, including cash dividends and debt repayments.

Internal liquidity to fund operating needs is expected to be provided primarily by the rental receipts from our investment properties.

Cash Flows

At June 30, 2026, our consolidated cash and restricted cash on hand totaled $7,427,773 compared to consolidated cash on hand of $4,134,070 at December 31, 2025. Cash from operating activities, investing activities and financing activities for the six months ended June 30, 2026 are as follows:

Operating Activities

During the six months ended June 30, 2026, our cash used in operating activities was $187,396 compared to cash provided by operating activities of $704,098 for the six months ended June 30, 2025, a decrease in cash provided by operating activities of $891,494.

Cash flows from operating activities has two components. The first component consists of net operating income (loss) adjusted for non-cash operating activities. During the six months ended June 30, 2026, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $88,374. During the six months ended June 30, 2025, operating activities adjusted for non-cash items resulted in net cash provided by operating activities of $950,746. The decrease of $862,372 in cash flows from operating activities adjusted for non-cash items for the six months ended June 30, 2026 was primarily from reduced net operating income from our investment properties and increased loss on extinguishment of debt and impairment of assets held for sale, net of unrealized gains on marketable securities, gains on disposal of investment properties, the income tax benefit and the DST sponsorship revenues recognized on deconsolidation.

The second component consists of changes in assets and liabilities. Increases in assets and decreases in liabilities result in cash used in operations. Decreases in assets and increases in liabilities result in cash provided by operations. During the six months ended June 30, 2026, net changes in asset and liability accounts resulted in $275,770 in cash used in operations. During the six months ended June 30, 2025, net changes in asset and liability accounts resulted in $246,648 in cash used operations. This increase of $29,122 in cash used in operations resulting from changes in assets and liabilities is a result of increased changes in rent and other receivables, net, of $93,889 and other assets of $159,182, net of decreased changes in unbilled rent of $78,237 and accounts payable and accrued liabilities of $203,956.

The total of (i) the $862,372 decrease in cash flows from operations from the first category and (ii) the $29,122 decrease in cash provided by operations from the second category results in a total decrease of cash provided by operations of $891,494 for the six months ended June 30, 2026.

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

Investing Activities

During the six months ended June 30, 2026, our cash provided by investing activities was $1,952,925, compared to cash used in investing activities of $708,098 during the six months ended June 30, 2025, an increase in cash provided by investing activities of $2,661,023.

During the six months ended June 30, 2026, cash provided by investing activities consisted of $19,221,077 in cash received from the disposal of the Greenbrier Business Center, Parkway, Franklin Square and Citibank properties, and $3,709,847 in cash received from sales of XXV DST interests, offset by $20,420,257 in cash used for our investments in marketable securities, $241,077 for the purchase of crypto assets, and $359,197 in capitalized expenditures. During the six months ended June 30, 2025, cash used in investing activities consisted of $563,219 in capitalized expenditures, $55,004 for the purchase of crypto assets, and $89,875 in investment property acquisitions for closing costs related to the Buffalo Wild Wings Property and United Rentals Property acquisitions.

The non-cash investing activity for the six months ended June 30, 2026, that did not affect our cash provided by investing activities was the transfer of $15,419,522 from investment properties, net, to assets held for sale, the transfer of $9,970 of intangible lease assets, net, to assets held for sale, and the transfer of $7,682 of intangible lease liabilities, net, to liabilities held for sale.

The non-cash investing activity for the six months ended June 30, 2025, that did not affect our cash used in investing activities, was the issuance of $5,765,000 of OP Units and the transfer of $8,951,336 from investment properties, net, to assets held for sale, the transfer of $481,568 of intangible lease assets, net, to assets held for sale, the transfer of $476,656 of intangible lease liabilities, net, to liabilities held for sale and accrued capital expenditures of $87,017.

Financing Activities

During the six months ended June 30, 2026, our cash provided by financing activities was $1,570,706 compared to cash used in financing activities of $2,430,954 during the six months ended June 30, 2025, an increase in cash provided by financing activities of $4,001,660. During the six months ended June 30, 2026 our cash provided by financing activities consisted of $2,847,522 of proceeds from the sale of beneficial interests in DST entities, net of $352,408 in principal payments for our mortgages, and $924,408 in dividends and distributions. During the six months ended June 30, 2025, our cash used in financing activities consisted of $1,500,000 for the partial redemption of our mandatorily redeemable preferred stock, $140,788 for the repurchases of common stock, $507,597 in principal payments for our mortgages, and $282,569 in dividends and distributions.

The non-cash financing activity for the six months ended June 30, 2026, that did not affect our cash provided by financing activities was $5,992,000 for the conversion of OP Units to common shares and the transfer of $13,474,729 of mortgages payable, net, to mortgages payable, net, associated with assets held for sale.

The non-cash financing activity for the six months ended June 30, 2025 that did not affect the our cash used in financing activities was transfer of $6,069,312 of mortgages payable, net, to mortgages payable, net, associated with assets held for sale.

Future Liquidity Needs

Liquidity for general operating needs and our investment properties is generally provided by the rental receipts from our investment properties, if any, and fee income generated by our DST Program. We expect to provide any liquidity for growth (acquisition of new investment properties) by raising additional investment capital and through short term borrowings under the PAL Agreement.

Our primary, non-operating liquidity needs are $151,168 to pay the dividends to common stockholders and distributions to OP Unit holders that were declared on July 13, 2026 and paid on July 30, 2026 to holders of record on July 23, 2026, and $248,982 in principal payments due on its mortgages payable during the remaining six months ending December 31, 2026. In addition to liquidity required to fund these dividends and principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. We plan to pay these obligations through a combination of cash on hand, sale of our marketable securities, potential dispositions of our investment properties, and cash generated by operations.

To meet these future liquidity needs, we have the following resources:

●	$6,382,359 in unrestricted cash as of June 30, 2026;
●	$20,720,749 in marketable securities which are readily liquid either by selling such securities, or by collateralizing them through the PAL Agreement.
●	$741,596 held in lender reserves for the purposes of tenant improvements, leasing commissions, real estate taxes and insurance premiums;
●	Cash generated from operations during the remaining six months ending December 31, 2026, if any.

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

Results of Operations

Three months ended June 30, 2026

Revenues

Revenues for the three months ended June 30, 2026 and 2025 are as follows:

	For the three months ended
	June 30,
	2026	2025	Increase /
	(unaudited)	(unaudited)	(Decrease)
Currently Owned Properties
Ashley Plaza	$349,395	$378,098	$(28,703)
Lancer Center	345,017	289,534	55,483
Brookfield Center	238,384	176,933	61,451
East Coast Wings	25,366	26,479	(1,113)
T-Mobile	31,456	29,946	1,510
Total Revenues - Currently Owned Properties	$989,618	$900,990	$88,628

Recently Sold Properties
Franklin Square	40,110	682,083	(641,973)
Salisbury Marketplace	—	264,230	(264,230)
Greenbrier Business Center	5,375	274,493	(269,118)
Parkway Center	9,759	210,994	(201,235)
Buffalo Wild Wings	—	43,585	(43,585)
United Rentals	—	51,098	(51,098)
Citibank	32,794	37,700	(4,906)
Tesla Pensacola	264,974	—	264,974
Total Revenues - Recently Sold Properties	$353,012	$1,564,183	$(1,211,171)

Total Investment Property Revenues	$1,342,630	$2,465,173	$(1,122,543)

DST Sponsorship Revenues	465,792	—	465,792

Total Revenues	$1,808,422	$2,465,173	$(656,751)

Total revenue was $1,808,422 for the three months ended June 30, 2026, a decrease of $656,751 from the three months ended June 30, 2025. We experienced decreased investment property revenues due to the sale of the Salisbury Marketplace, Buffalo Wild Wings, United Rentals, Parkway, Greenbrier, Franklin Square and Citibank properties, and increased vacancy in the Ashley Plaza Property, which were offset by increased revenues from the acquisition of the Tesla Pensacola Property, new leasing activity in the Lancer Center and Brookfield properties, and DST Sponsorship Revenues from our new DST Program.

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

During the three months ended June 30, 2026 and 2025, our reportable segments consisted of our investment properties and our DST Sponsorship activities.  We base our evaluation of our results of operations on the net operating income adjusted for interest expense of each reportable segment.  In our discussion below, we have provided an evaluation on a property by property basis.

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

NOI adjusted for interest expense (“Adjusted Net Operating Income”), also a non-GAAP financial measure, is calculated by deducting operating expenses and interest expense from operating revenues.  Operating revenues from our investment properties include rental income, tenant reimbursements, other property income and non-cash revenues such as straight line rent and amortization of above and below market leases.  Operating expenses for our investment properties include all investment property operating costs. Interest expense includes mortgage interest expense, only, and excludes non-mortgage interest expense and non-cash interest expense such as amortization of loan issuance costs.  Operating revenues from our DST Program include acquisition fees, asset management fees and cost reimbursement revenues.  Operating expenses from our DST Program include salaries and benefits, conferences and travel, marketing, administrative and other expenses.

Because Adjusted Net Operating Income only consists of revenues, operating expenses, and interest expense directly related to our real estate rental DST sponsorship operations, management believes that the use of Adjusted Net Operating Income to evaluate the financial performance of its operating segments and individual investment properties is a useful tool that can assist in the comparison of the operating performance of our real estate assets and DST Program between periods, or as compared to other companies and other investment opportunities we may consider from time to time.  Management uses Adjusted Net Operating Income as a supplemental measure to evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance.

Adjusted Net Operating Income is a non-GAAP financial measure and is not considered a measure of operating results or cash flows from operations under GAAP. Please see below for the reconciliation of revenue and Adjusted Net Operating Income for each property.

Investment Property Revenues and Adjusted Net Operating Income

The following table presents property revenues, operating expenses and interest expense for our investment properties for the three months ended June 30, 2026 and 2025:

	For the three months ended June 30, 2026				For the three months ended June 30, 2025
	(unaudited)				(unaudited)
	Revenues	Operating Expenses	Interest Expense	Adjusted NOI	Revenues	Operating Expenses	Interest Expense	Adjusted NOI	Adjusted NOI Change
Currently Owned Properties
Ashley Plaza	$349,395	$110,644	$96,088	$142,663	$378,098	$84,724	$98,392	$194,982	$(52,319)
Lancer Center	345,017	123,630	54,432	166,955	289,534	100,427	70,269	118,838	48,117
Brookfield	238,384	77,322	42,810	118,252	176,933	59,007	43,802	74,124	44,128
East Coast Wings	25,366	5,569	—	19,797	26,479	4,029	—	22,450	(2,653)
T-Mobile	31,456	5,746	—	25,710	29,946	4,653	—	25,293	417
	$989,618	$322,911	$193,330	$473,377	$900,990	$252,840	$212,463	$435,687	$37,690

Recently Sold or Deconsolidated Properties
Franklin Square	40,110	36,348	—	3,762	682,083	166,828	126,603	388,652	(384,890)
Salisbury Marketplace	—	—	—	—	264,230	55,842	69,480	138,908	(138,908)
Greenbrier	5,375	7,404	—	(2,029)	274,493	50,853	57,636	166,004	(168,033)
Parkway	9,759	(57)	—	9,816	210,994	58,084	61,613	91,297	(81,481)
Buffalo Wild Wings	—	—	—	—	43,585	—	—	43,585	(43,585)
United Rentals	—	35,200	—	(35,200)	51,098	—	—	51,098	(86,298)
Citibank	32,794	—	—	32,794	37,700	—	—	37,700	(4,906)
Tesla Pensacola (deconsolidated)	264,974	—	97,446	167,528	—	—	—	—	167,528
	$353,012	$78,895	$97,446	$176,671	$1,564,183	$331,607	$315,332	$917,244	$(740,573)

Investment Properties	$1,342,630	$401,806	$290,776	$650,048	$2,465,173	$584,447	$527,795	$1,352,931	$(702,883)

DST Sponsorship Revenues	465,792	241,534	—	224,258	—	—	—	—	224,258

Total	$1,808,422	$643,340	$290,776	$874,306	$2,465,173	$584,447	$527,795	$1,352,931	(478,625)

Total revenues were $1,808,422 for the three months ended June 30, 2026, a $656,751 decrease from the three months ended June 30, 2025. Adjusted Net Operating Income from investment properties was $874,306 for the three months ended June 30, 2026, a decrease of $478,625 from the three months ended June 30, 2025, due to the sale of the seven properties, reduced revenues and higher operating expenses at the Ashley Plaza Property, offset by increased Adjusted NOI from the Brookfield and Lancer Center Properties due to new leases, and increased Adjusted NOI from the DST Sponsorship Program.

DST Sponsorship Revenues and Adjusted Net Operating Income

The following table presents revenues, operating expenses and interest expense for our DST Program the three months ended June 30, 2026 and 2025:

	For the three months ended
	June 30,
	2026	2025	Increase /
	(unaudited)	(unaudited)	(Decrease)
DST Program revenues	$465,792	$—	$465,792
DST Program operating expenses	241,534	—	241,534
DST Program adjusted NOI	$224,258	$—	$224,258

We initiated our DST Program during the first quarter of 2026. Accordingly, there was no activity during 2025.  During the three months ended June 30, 2026, we recorded $465,792 in DST Program revenues related to acquisition fees, asset management fees and cost reimbursement fees from XXV DST.  During the three months ended June 30, 2026, we incurred $241,534 in expenses associated with our DST Program, including salaries and benefits, conferences and travel, marketing, administrative and other expenses.

Acquisition fees are generally earned upon the completion of the sale of all beneficial interests in a DST.  Asset management fees are generally earned monthly.  Disposition fees are earned upon the sale of a DST property and are generally subordinated to DST investors’ return of capital.  Adjusted net operating income for the three months ended June 30, 2026 was $224,258.

Operating Expenses

The following table presents our operating expenses for the three months ended June 30, 2026 and 2025:

	For the three months ended
	June 30,
	2026	2025	Increase /
	(unaudited)	(unaudited)	(Decrease)
Operating Expense Reconciliation
Investment property operating expenses	$401,806	$584,447	$(182,641)
DST Program operating expenses	241,534	—	$241,534
Total Operating Expenses from Consolidated Statements of Operations	$643,340	$584,447	$58,893

Other Operating Expenses
Bad debt expense	$12,991	$—	$12,991
Share based compensation expenses	—	—	—
Legal, accounting and other professional fees	453,236	315,785	137,451
Corporate general and administrative expenses	231,661	357,377	(125,716)
Loss on impairment	—	5,700	(5,700)
Impairment of assets held for sale	465,327	—	465,327
Depreciation and amortization	330,677	933,292	(602,615)
Total Operating Expenses	$2,137,232	$2,196,601	$(59,369)

Total operating expenses were $2,137,232 for the three months ended June 30, 2026, a decrease of $59,369 over the three months ended June 30, 2025, primarily due to decreased property operating expenses and depreciation and amortization expense due to the sales of the Salisbury Marketplace, Greenbrier Business Center, Parkway, Franklin Square and Citibank properties, and the transfer of the Ashley Plaza Property to assets held for sale, at which point, we ceased recording depreciation and amortization, a decrease in corporate general and administrative expenses, offset by increased DST sponsorship program expenses and increased legal, accounting and other professional fees and increased impairment of assets held for sale.

Interest Expense

Interest expense was $297,732 and $558,840 for the three months ended June 30, 2026 and 2025, respectively, as follows:

	For the three months ended
	June 30,
	2026	2025	Increase /
	(unaudited)	(unaudited)	(Decrease)
Franklin Square	$—	$133,696	$(133,696)
Ashley Plaza	98,993	102,749	(3,756)
Brookfield Center	44,702	46,639	(1,937)
Parkway Center	—	64,370	(64,370)
Wells Fargo Mortgage Facility	56,591	209,520	(152,929)
Tesla Pensacola (Pinnacle Bank)	97,446	—	97,446
Other interest	—	1,866	(1,866)
Total interest expense	$297,732	$558,840	$(261,108)

Total interest expense for the three months ended June 30, 2026 decreased by $261,108 over the three months ended June 30, 2025. This decrease was primarily a result of the repayment of a portion of the Wells Fargo Mortgage Facility resulting from the sale of the Salisbury Marketplace and Greenbrier Business Center Properties and the repayment of the Parkway Center and Franklin Square mortgages resulting from the sales of the respective properties.

Other Income

During the three months ended June 30, 2026, other income was $548,404, which consisted of $69,627 of unrealized gains on our investment in marketable securities, $69,000 related to the fair value change of the interest rate cap, $311,656 in dividend income, $62,978 in insurance proceeds related to property damage at the Brookfield Property, and $35,143 in interest income. This is an increase of $541,243 from other income of $7,161 for the three months ended June 30, 2025, which was interest income.

Other Expense

During the three months ended June 30, 2026 and 2025 other expense was $60,388 and $20,990, respectively.  Other expense for the three months ended June 30, 2026 consists of unrealized loss on crypto assets.  Other expense for the three months ended June 30, 2025 related to the fair value change of the interest rate cap.

Provision for Income Taxes

Effective on January 1, 2026, we revoked our election to be taxed as a REIT and as a result, we recorded a net deferred tax asset and income tax benefit of $3,902,878. In addition, for the three months ended June 30, 2026, we recorded a provision for income taxes of $2,388, which consists of current and deferred components. Our effective tax rate of (1.2)% of pre-tax income reported in the period differs from the federal statutory rate of 21% primarily due to deconsolidation of our DST subsidiary along with the disposals of certain investment properties.

Net Loss

Net loss was $206,121 for the three months ended June 30, 2026, before adjustments for net income attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net loss attributable to our common stockholders was $418,684.

Net loss for the three months ended June 30, 2026 decreased by $125,042 over the three months ended June 30, 2025, before adjustments for net income attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net income attributable to our common stockholders for the three months ended June 30, 2026 increased by $37,760 over the three months ended June 30, 2025.

Six Months Ended June 30, 2026

Revenues

Revenues for the six months ended June 30, 2026 and 2025 are as follows:

	For the six months ended
	June 30,		Increase /
	2026	2025	(Decrease)
Currently Owned Properties
Ashley Plaza	$731,753	$744,979	$(13,226)
Lancer Center	607,511	581,141	26,370
Brookfield Center	476,852	368,925	107,927
East Coast Wings	51,994	53,108	(1,114)
T-Mobile	61,723	59,892	1,831
Total Revenues - Currently Owned Properties	$1,929,833	$1,808,045	$121,788

Recently Sold Properties
Franklin Square	675,467	1,319,265	(643,798)
Salisbury Marketplace	—	461,007	(461,007)
Greenbrier Business Center	145,466	541,654	(396,188)
Parkway Center	150,687	432,404	(281,717)
Buffalo Wild Wings	—	76,294	(76,294)
United Rentals	—	72,747	(72,747)
Citibank	70,494	75,397	(4,903)
Tesla Pensacola	529,948	—	529,948
Total Revenues - Recently Sold Properties	$1,572,062	$2,978,768	$(1,406,706)

Total Investment Property Revenues	$3,501,895	$4,786,813	$(1,284,918)

DST Sponsorship Revenues	465,792	—	465,792

Total Revenues	$3,967,687	$4,786,813	$(819,126)

Total revenue was $3,967,687 for the six months ended June 30, 2026, a decrease of $819,126 from the six months ended June 30, 2025. We experienced decreased investment property revenues due to the sale of the Salisbury Marketplace, Buffalo Wild Wings, United Rentals, Parkway, Greenbrier, Franklin Square and Citibank properties, offset by increased revenues from the acquisition of the Tesla Pensacola Property, increased DST Sponsorship revenues and increased revenues from leasing activity at the Lancer Center and Brookfield properties.

Adjusted Net Operating Income

Adjusted Net Operating Income is a non-GAAP financial measure and is not considered a measure of operating results or cash flows from operations under GAAP. See the discussion above, under the discussion of operating results for the three months ended June 30, 2026.  Please see below for the reconciliation of revenue and Adjusted Net Operating Income for each property.

Investment Property Revenues and Adjusted Net Operating Income

The following table presents property revenues, operating expenses and interest expense for our investment properties for the six months ended June 30, 2026 and 2025:

	For the six months ended June 30, 2026				For the six months ended June 30, 2025
	(unaudited)				(unaudited)
	Revenues	Operating Expenses	Interest Expense	Adjusted NOI	Revenues	Operating Expenses	Interest Expense	Adjusted NOI	Adjusted NOI Change
Currently Owned Properties
Ashley Plaza	$731,753	$243,254	$191,708	$296,791	$744,979	$186,926	$196,269	$361,784	$(64,993)
Lancer Center	607,511	254,714	106,664	246,133	581,141	214,697	140,221	226,223	19,910
Brookfield	476,852	139,502	85,402	251,948	368,925	125,713	87,365	155,847	96,101
East Coast Wings	51,994	11,134	—	40,860	53,108	21,558	—	31,550	9,310
T-Mobile	61,723	11,921	—	49,802	59,892	9,051	—	50,841	(1,039)
	$1,929,833	$660,525	$383,774	$885,534	$1,808,045	$557,945	$423,855	$826,245	59,289

Recently Sold or Deconsolidated Properties
Franklin Square	675,467	228,110	81,055	366,302	1,319,265	307,550	252,380	759,335	(393,033)
Salisbury Marketplace	—	—	—	—	461,007	128,372	138,645	193,990	(193,990)
Greenbrier	145,466	45,227	39,095	61,144	541,654	119,285	115,013	307,356	(246,212)
Parkway	150,687	53,803	37,845	59,039	432,404	130,649	129,502	172,253	(113,214)
Buffalo Wild Wings	—	—	—	—	76,294	—	—	76,294	(76,294)
United Rentals	—	55,405	—	(55,405)	72,747	—	—	72,747	(128,152)
Citibank	70,494	—	—	70,494	75,397	—	—	75,397	(4,903)
Tesla Pensacola (Deconsolidated)	529,948	—	193,821	336,127	—	—	—	—	336,127
	$1,572,062	$382,545	$351,816	$837,701	$2,978,768	$685,856	$635,540	$1,657,372	(819,671)

Investment Properties	$3,501,895	$1,043,070	$735,590	$1,723,235	$4,786,813	$1,243,801	$1,059,395	$2,483,617	$(760,382)

DST Sponsorship Revenues	465,792	464,430	—	1,362	—	—	—	—	1,362

Total	$3,967,687	$1,507,500	$735,590	$1,724,597	$4,786,813	$1,243,801	$1,059,395	$2,483,617	(759,020)

Total revenues were $3,967,687 for the six months ended June 30, 2026, a $819,126 decrease from the six months ended June 30, 2025. Adjusted Net Operating Income was $1,724,597 for the six months ended June 30, 2026, a decrease of $759,020 from the six months ended June 30, 2025, due to the sale of the seven properties, reduced revenues and higher operating expenses at the Ashley Plaza Property, offset by increased Adjusted NOI from the East Coast Wings due to reduced operating expenses, the Brookfield and Lancer Center Properties due to new leases, and increased Adjusted NOI from the DST Sponsorship Program.

DST Sponsorship Revenues and Adjusted Net Operating Income

The following table presents revenues, operating expenses and interest expense for our DST Program the six months ended June 30, 2026 and 2025:

	For the six months ended
	June 30,
	2026	2025	Increase /
	(unaudited)	(unaudited)	(Decrease)
DST Program revenues	$465,792	$—	$465,792
DST Program operating expenses	464,430	—	464,430
DST Program adjusted NOI	$1,362	$—	$1,362

We initiated our DST Program during the first quarter of 2026. Accordingly, there was no activity during 2025.  During the six months ended June 30, 2026, we recorded $465,792 in DST Program revenues related to acquisition fees, asset management fees and cost reimbursement fees from XXV DST.  During the six months ended June 30, 2026, we incurred $464,430 in expenses associated with our DST Program, including salaries and benefits, conferences and travel, marketing, administrative and other expenses.

Acquisition fees are generally earned upon the completion of the sale of all beneficial interests in a DST.  Asset management fees are generally earned monthly.  Disposition fees are earned upon the sale of a DST property and are generally subordinated to DST investors’ return of capital.  Adjusted net operating income for the six months ended June 30, 2026 was $1,362.

Operating Expenses

The following table presents our operating expenses for the six months ended June 30, 2026 and 2025:

	For the six months ended
	June 30,		Increase /
	2026	2025	(Decrease)
	(unaudited)	(unaudited)
Operating Expense Reconciliation
Investment property operating expenses	$1,043,070	$1,243,801	$(200,731)
DST Program operating expenses	464,430	—	464,430
Total Operating Expenses from Consolidated Statements of Operations	$1,507,500	$1,243,801	$263,699

Other Operating Expenses
Bad debt expense	12,991	1,321	11,670
Share based compensation expenses	224,220	397,182	(172,962)
Legal, accounting and other professional fees	869,015	742,354	126,661
Corporate general and administrative expenses	579,850	772,933	(193,083)
Loss on impairment	—	67,503	(67,503)
Impairment of assets held for sale	465,327	—	465,327
Depreciation and amortization	819,447	1,898,503	(1,079,056)
Total Operating Expenses	$4,478,350	$5,123,597	$(645,247)

Total operating expenses were $4,478,350 for the six months ended June 30, 2026, a decrease of $645,247 over the six months ended June 30, 2025, primarily due to decreased investment property operating expenses and depreciation and amortization expense due to the sales of the Salisbury Marketplace, Greenbrier Business Center, Parkway, Franklin Square and Citibank properties, and the transfer of the Ashley Plaza Property to assets held for sale, at which point, we ceased recording depreciation and amortization, and a decrease in share based compensation expense and corporate general and administrative expenses, offset by an increase in bad debt expense, legal, accounting and other professional fees, DST sponsorship program expenses and impairment of assets held for sale.

Interest Expense

Interest expense was $753,827 and $1,131,856 for the six months ended June 30, 2026 and 2025, respectively, as follows:

	For the six months ended
	June 30,		Increase /
	2026	2025	(Decrease)
	(unaudited)	(unaudited)
Franklin Square	$83,419	$266,566	$(183,147)
Ashley Plaza	198,970	204,984	(6,014)
Brookfield Center	90,132	93,040	(2,908)
Parkway Center	37,845	135,015	(97,170)
Wells Fargo Mortgage Facility	149,640	418,149	(268,509)
Wells Fargo Line of Credit	—	2,500	(2,500)
Tesla Pensacola DST (Pinnacle Bank)	193,821	—	193,821
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	7,470	(7,470)
Other interest	—	4,132	(4,132)
Total interest expense	$753,827	$1,131,856	$(378,029)

Total interest expense for the six months ended June 30, 2026 decreased by $378,029 over the six months ended June 30, 2025.

This decrease was primarily a result of the repayment of a portion of the Wells Fargo Mortgage Facility resulting from the sale of the Salisbury Marketplace and Greenbrier Business Center Properties and the repayment of the Parkway Center and Franklin Square mortgages resulting from the sale of the respective property.

Other Income

During the six months ended June 30, 2026, other income was $824,219, which consisted of $300,492 of unrealized gains on our investment in marketable securities, $95,704 related to the fair value change of the interest rate cap, $323,202 in dividend income, $62,978 in insurance proceeds related to property damage at the Brookfield Property, and $41,843 in interest income. This is an increase of $690,184 from other income of $134,035 for the six months ended June 30, 2025, which consisted of $118,529 in lease termination fees and interest income of $15,506.

Other Expense

During the six months ended June 30, 2026 and 2025 other expense was $132,015 and $49,216, respectively.  Other expense for the six months ended June 30, 2026 consists of unrealized loss on crypto assets.  Other expense for the six months ended June 30, 2025 related to the fair value change of the interest rate cap.

Provision for Income Taxes

Effective on January 1, 2026, we revoked our election to be taxed as a REIT and as a result, we recorded a net deferred tax asset and income tax benefit of $3,902,878. In addition, for the six months ended June 30, 2026, we recorded a benefit for income taxes of $2,076,254, which consists of current and deferred components. Our effective tax rate of (17.5)% of pre-tax income reported in the period differs from the federal statutory rate of 21% primarily due to establishing the net deferred tax assets upon our termination of our election to be taxed as a REIT partially offset by tax expense related to deconsolidation of our DST subsidiary along with disposal of certain investment properties.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of June 30, 2026, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow for timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer, evaluated, as of March 31, 2026, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our Chief Executive Officer concluded that our internal control over financial reporting, as of June 30, 2026, was effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Issuer Repurchases of Equity Securities

During the three months ended June 30, 2026, we did not repurchase any shares of our Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the six months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

EXHIBIT INDEX

Exhibit Number	Description
3.1

Articles of Amendment to the Articles of Incorporation of Medalist Diversified, Inc., effective as of June 17, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 17, 2026).

10.1

Purchase and Sale Agreement, dated as of June 8, 2026, by and between 14939 Metcalf Ave., LLC and Medalist Diversified, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 9, 2026).

10.2

Purchase and Sale Agreement, dated as of June 16, 2026, by and among MDR Brookfield, LLC and Person Street Partners GP Fund I, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2026).

10.3

Purchase and Sale Agreement, dated as of July 21, 2026, by and between Medalist Diversified, Inc. and NPH Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2026).

10.4

Purchase and Sale Agreement, dated as of July 21, 2026, by and between Medalist Diversified, Inc. and NPH Ventures, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 22, 2026).

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

MEDALIST DIVERSIFIED, INC.

Date: August 13, 2026	By:	/s/ Francis P. Kavanaugh
Francis P. Kavanaugh
President and Chief Executive Officer
Date: August 13, 2026	By:	/s/ C. Brent Winn, Jr.
C. Brent Winn, Jr.
Chief Financial Officer