Form 10-Q
period 2026-09-30
Medalist Diversified, Inc.
filed 2026-11-13
CIK 1654595

33

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of Common Stock, $0.01 par value per share, of the registrant outstanding at November 10, 2026 was 1,628,500.

Medalist Diversified, Inc.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2026

PART I.FINANCIAL INFORMATION

Item 1.   Financial Statements

Medalist Diversified, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Investment properties, net	$7,930,051	$41,187,188
Cash and cash equivalents	7,760,807	2,631,964
Restricted cash	29,378	1,502,106
Investment in marketable securities	19,857,960	—
Rent and other receivables, net of allowance of $0 as of September 30, 2026 and December 31, 2025	51,728	387,782
Assets held for sale	11,546,750	28,299,993
Equity investment	2,692,594	—
Unbilled rent	268,759	1,272,531
Intangible lease assets, net	185,880	1,259,021
Other intangible assets	—	293,902
Deferred tax assets, net	1,594,418	—
Other assets	374,313	905,124
Total Assets	$52,292,638	$77,739,611

LIABILITIES
Accounts payable and accrued liabilities	$437,196	$1,011,528
Liabilities associated with assets held for sale	65,041	19,002,311
Intangible lease liabilities, net	326,791	784,987
Mortgages payable, net	4,720,412	32,828,863
Total Liabilities	$5,549,440	$53,627,689

EQUITY
Common stock, $0.01 par value, 750,000,000 shares authorized, 1,628,500 and 1,110,000 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	$16,285	$11,100
Additional paid-in capital	58,168,569	51,957,534
Offering costs	(3,782,521)	(3,777,793)
Accumulated deficit	(25,849,917)	(38,761,731)
Total Stockholders' Equity	28,552,416	9,429,110
Noncontrolling interests - Parkway Property	—	378,105
Noncontrolling interests - DST Entities	2,606,334	—
Noncontrolling interests - Operating Partnership	15,584,448	14,304,707
Total Equity	46,743,198	24,111,922
Total Liabilities and Equity	$52,292,638	$77,739,611

See notes to unaudited condensed consolidated financial statements

Medalist Diversified, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
REVENUE
Investment property revenues	$688,663	$2,786,241	$4,190,558	$7,573,054
DST sponsorship program revenues	1,500	—	467,292	—
Total Revenue	$690,163	$2,786,241	$4,657,850	$7,573,054

OPERATING EXPENSES
Investment property operating expenses	$305,055	$756,378	$1,348,125	$2,000,179
DST sponsorship program expenses	451,572	—	916,002	—
Bad debt expense	—	365	12,991	1,686
Share based compensation expense	—	—	224,220	397,182
Legal, accounting and other professional fees	325,849	430,319	1,194,864	1,172,673
Corporate general and administrative expenses	260,859	268,985	840,709	1,041,918
Loss on impairment	—	—	—	67,503
Impairment of assets held for sale	—	120,000	465,327	120,000
Depreciation and amortization	205,501	768,678	1,024,948	2,667,181
Total Operating Expenses	1,548,836	2,344,725	6,027,186	7,468,322
Gain on disposal of investment properties	8,409,186	—	21,194,206	—
Loss on extinguishment of debt	(174,449)	—	(546,789)	(27,066)
Loss on redemption of mandatorily redeemable preferred stock	—	—	—	(9,375)
Interest expense	(124,360)	(768,816)	(878,187)	(1,900,672)
Operating Income (Loss)	7,251,704	(327,300)	18,399,894	(1,832,381)
Other income	1,065,848	180,283	1,851,092	314,318
Other expense	(91,844)	(19,721)	(184,884)	(68,937)
Equity in earnings of unconsolidated entities	26,187	—	26,187	—
Net Income (Loss) Before Income Taxes	8,251,895	(166,738)	20,092,289	(1,587,000)
Income tax (expense) benefit	(1,212,052)	—	864,202	—
Net Income (Loss)	7,039,843	(166,738)	20,956,491	(1,587,000)
Less: Net (loss) income attributable to Parkway Property noncontrolling interests	(238)	2,920	184,752	(3,123)
Less: Net income attributable to DST noncontrolling interests	14,113	—	135,931	—
Less: Net income attributable to Operating Partnership noncontrolling interests	2,381,007	226,290	7,442,722	337,556
Net Income (Loss) Attributable to Medalist Common Stockholders	$4,644,961	$(395,948)	$13,193,086	$(1,921,433)

Income (Loss) per common share - basic and diluted	$2.85	$(0.33)	$8.79	$(1.47)
Weighted-average number of shares - basic and diluted	1,628,500	1,213,052	1,500,322	1,307,745

Dividends paid per common share	$0.0675	$0.0675	$0.2025	$0.2000

See notes to unaudited condensed consolidated financial statements

Medalist Diversified, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the nine months ended September 30, 2026 and 2025

(Unaudited)

	For the nine months ended September 30, 2026
	Common Stock						Noncontrolling Interests
						Total
			Additional	Offering	Accumulated	Stockholders'	Parkway		Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	DST Entities	Partnership	Total Equity
Balance, January 1, 2026	1,110,000	$11,100	$51,957,534	$(3,777,793)	$(38,761,731)	$9,429,110	$378,105	$—	$14,304,707	$24,111,922

Share based compensation	18,500	185	224,035	—	—	224,220	—	—	—	224,220
Redemption of operating partnership units	500,000	5,000	5,987,000	—	—	5,992,000	—	—	(5,992,000)	—
Offering costs	—	—	—	(4,728)	—	(4,728)	—	—	—	(4,728)
Net income	—	—	—	—	13,193,086	13,193,086	184,752	135,931	7,442,722	20,956,491
Dividends and distributions	—	—	—	—	(281,272)	(281,272)	(562,857)	(76,006)	(170,981)	(1,091,116)
Noncontrolling interests	—	—	—	—	—	—	—	9,370,057	—	9,370,057
Impact of deconsolidation of XXV DST	—	—	—	—	—	—	—	(6,823,648)	—	(6,823,648)

Balance, September 30, 2026	1,628,500	$16,285	$58,168,569	$(3,782,521)	$(25,849,917)	$28,552,416	$—	$2,606,334	$15,584,448	$46,743,198

	For the nine months ended September 30, 2025
	Common Stock						Noncontrolling Interests
						Total
			Additional	Offering	Accumulated	Stockholders'	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Partnership	Total Equity
Balance, January 1, 2025	1,345,260	$13,453	$54,450,272	$(3,404,055)	$(36,027,063)	$15,032,607	$414,869	$5,554,770	$21,002,246

Share based compensation	18,469	184	221,998	—	—	222,182	—	175,000	397,182
Common stock repurchases	(11,320)	(113)	(140,675)	—	—	(140,788)	—	—	(140,788)
Exchange of common shares for operating partnership units	(240,004)	(2,400)	(2,541,642)	—	—	(2,544,042)	—	2,544,042	—
Net (loss) income	—	—	—	—	(1,921,433)	(1,921,433)	(3,123)	337,556	(1,587,000)
Dividends and distributions	—	—	—	—	(270,743)	(270,743)	(27,000)	(143,744)	(441,487)
Noncontrolling interests	—	—	—	—	—	—	—	5,765,000	5,765,000

Balance, September 30, 2025	1,112,405	$11,124	$51,989,953	$(3,404,055)	$(38,219,239)	$10,377,783	$384,746	$14,232,624	$24,995,153

See notes to unaudited condensed consolidated financial statements

Medalist Diversified, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended September 30, 2026 and 2025

(Unaudited)

	For the three months ended September 30, 2026
	Common Stock						Noncontrolling Interests
						Total
			Additional	Offering	Accumulated	Stockholders'	Parkway		Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	DST Entities	Partnership	Total Equity
Balance, July 1, 2026	1,628,500	$16,285	$58,182,979	$(3,782,521)	$(30,384,954)	$24,031,789	$2,942	$—	$13,244,685	$37,279,416

Net income (loss)	—	—	—	—	4,644,961	4,644,961	(238)	14,113	2,381,007	7,039,843
Dividends and distributions	—	—	—	—	(109,924)	(109,924)	(2,704)	(12,836)	(41,244)	(166,708)
Tax effect of change in noncontrolling interest	—	—	(14,410)	—	—	(14,410)	—	—	—	(14,410)
Noncontrolling interests	—	—	—	—	—	—	—	2,605,057	—	2,605,057

Balance, September 30, 2026	1,628,500	$16,285	$58,168,569	$(3,782,521)	$(25,849,917)	$28,552,416	$—	$2,606,334	$15,584,448	$46,743,198

	For the three months ended September 30, 2025
	Common Stock						Noncontrolling Interests
						Total
			Additional	Offering	Accumulated	Stockholders'	Parkway	Operating
	Shares	Par Value	Paid in Capital	Costs	Deficit	Equity	Property	Partnership	Total Equity
Balance, July 1, 2025	1,352,409	$13,524	$54,531,595	$(3,404,055)	$(37,732,004)	$13,409,060	$390,826	$11,520,923	$25,320,809

Exchange of common shares for operating partnership units	(240,004)	(2,400)	(2,541,642)	—	—	(2,544,042)	—	2,544,042	—
Net (loss) income	—	—	—	—	(395,948)	(395,948)	2,920	226,290	(166,738)
Dividends and distributions	—	—	—	—	(91,287)	(91,287)	(9,000)	(58,631)	(158,918)

Balance, September 30, 2025	1,112,405	$11,124	$51,989,953	$(3,404,055)	$(38,219,239)	$10,377,783	$384,746	$14,232,624	$24,995,153

See notes to unaudited condensed consolidated financial statements

Medalist Diversified, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$20,956,491	$(1,587,000)
Adjustments to reconcile consolidated net income (loss) to net cash flows from operating activities
Depreciation	908,382	2,303,435
Amortization	116,566	363,746
Loan cost amortization	21,647	78,725
Mandatorily redeemable preferred stock issuance cost and discount amortization	—	2,404
Amortization of lease incentives	—	1,236
Above (Below) market lease amortization, net	(39,009)	(119,761)
Bad debt expense	12,991	1,686
Share-based compensation	224,220	397,182
Realized and unrealized gains on marketable securities	(835,637)	—
Realized and unrealized losses (gains) on crypto assets	60,785	(3,733)
Loss on impairment	—	67,503
Loss on extinguishment of debt	546,789	27,066
Loss on redemption of mandatorily redeemable preferred stock	—	9,375
Impairment of assets held for sale	465,327	120,000
Gain on disposal of investment properties	(21,194,206)	—
DST sponsorship revenue recognized on deconsolidation	(464,291)	—
Equity in earnings of unconsolidated entities	(26,187)	—
Distributions from equity investments	5,260	—
Deferred income taxes	(1,594,418)	—
Changes in assets and liabilities
Rent and other receivables	331,434	229,267
Unbilled rent	(216,719)	(154,537)
Other assets	(104,052)	100,240
Accounts payable and accrued liabilities	(443,966)	435,063
Net cash flows from operating activities	(1,268,593)	2,271,897

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from disposal of investment property, net	30,470,977	—
Investment property acquisitions	(11,331,709)	(14,714,513)
Sale of DST interests	5,021,894	—
Equity investments in unconsolidated entities	(2,680,038)	—
Capital expenditures	(1,703,964)	(1,131,036)
Purchase of marketable securities	(20,925,888)	—
Sale of marketable securities	1,903,565	—
Purchase of crypto assets	(251,077)	(119,005)
Sales of crypto assets	484,194	—
Net cash flows from investing activities	987,954	(15,964,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends and distributions paid	(1,091,116)	(441,487)
Repayment of mortgages payable	(424,709)	(816,596)
Proceeds from line of credit, short term	—	14,321,378
Redemption of mandatorily redeemable preferred stock	—	(1,500,000)
Repurchases of common stock, including costs and fees	—	(140,788)
Proceeds from the sale of beneficial interests in DST entities, net of offering costs	5,452,579	—
Net cash flows from financing activities	3,936,754	11,422,507

INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	3,656,115	(2,270,150)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, beginning of period	4,134,070	6,072,736
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period	$7,790,185	$3,802,586

CASH AND CASH EQUIVALENTS, end of period, shown in condensed consolidated balance sheets	7,760,807	1,886,677
RESTRICTED CASH, end of period, shown in condensed consolidated balance sheets	29,378	1,915,909
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, end of period shown in the condensed consolidated statements of cash flows	$7,790,185	$3,802,586

Supplemental Disclosures and Non-Cash Activities:
Other cash transactions:
Interest paid	$966,599	$1,834,398
Income taxes paid	681,000	—
Non-cash transactions:
Transfer of investment properties, net, to assets held for sale	$33,968,653	$15,168,178
Transfer of intangible lease assets, net, to assets held for sale	949,782	503,675
Transfer of mortgages payable, net, to mortgages payable, net, associated with assets held for sale	27,815,493	11,636,684
Transfer of intangible lease liabilities, net, to liabilities, net, associated with assets held for sale	412,394	476,656
Issuance of operating partnership units for Buffalo Wild Wings and United Rentals Acquisitions	—	5,765,000
Conversion of operating partnership units to common shares	5,992,000	—
Exchange of common stock for operating partnership units	—	2,544,042
Capital expenditures accrued	—	81,512

See notes to unaudited condensed consolidated financial statements

Medalist Diversified, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

1.      Organization and Basis of Presentation and Consolidation

Medalist Diversified, Inc. (“Medalist”) is a Maryland corporation formed on September 28, 2015. Beginning with the taxable year ended December 31, 2017, Medalist elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes.  Effective on January 1, 2026, Medalist terminated its election to be taxed as a REIT.  Medalist serves as the general partner of Medalist Diversified Holdings, LP (the “Operating Partnership”) which was formed as a Delaware limited partnership on September 29, 2015.  As of September 30, 2026, Medalist, through the Operating Partnership, owned and operated three investment properties, and two undeveloped parcels. In addition, as of September 30, 2026, Medalist, through the Operating Partnership, owned Own Digital Treasury TRS, LLC, which was formed to acquire and hold digital and other non-real estate assets, MDI Sponsor, LLC (formerly MDRR Sponsor TRS, LLC), which was formed to serve as the sponsor of the Operating Partnership’s Delaware statutory trust (“DST”) program, and which holds ownership of additional entities required for the Operating Partnership’s DST sponsorship program, as illustrated below, and a non-consolidated equity investment in a joint venture (the “Mira Sav JV”) to develop a 149-unit, for-rent townhome community in Savannah, Georgia (the “Mira Sav Development”).  During the tax years under which Medalist elected to be taxed as a REIT, Own Digital Treasury TRS, LLC and MDI Sponsor LLC (formerly MDRR Sponsor TRS, LLC) elected to be treated as taxable REIT subsidiaries (“TRS”).

The use of the words “we,” “us,” or the “Company” refers to Medalist and its consolidated subsidiaries, except where the context otherwise requires. The Company includes Medalist, the Operating Partnership and, wholly owned limited liability companies which own or operate the properties and Medalist’s other business activities.

Medalist Diversified, Inc.
Limited Partners 27.28%
Medalist Diversified Holdings, LP
Investment Properties
Lancer Center
Lancer Center Outparcel
Hanover Square Outparcel
Mira Sav Equity Investment
DST Program
MDI Sponsor, LLC
Tesla DST
MDRR XXV Trust Manager 1, LLC
Overland Park DST
Class 2 Beneficial Interests 57.0%
MDI Overland Park Manager, LLC
Pilot Point DST
Class 2 Beneficial Interests 100.0%
MDI Pilot Point Trust Manager, LLC
Class 1 Beneficial Owners – 100%
Class 1 Beneficial Owners – 43%
Class 1 Beneficial Owners – 0%
MDRR XXV DST 1 (Tesla Pensacola Property)
Overland Park Caliber Property
Pilot Point Caliber Property
Indicates role as Trust Manager of DST
Treasury
OWN Digital Treasury TRS, LLC
Marketable Securities
Crypto Assets

As of September 30, 2026, the Company owned one legacy property, Lancer Center, a 181,590 square foot retail property located in Lancaster, South Carolina (the “Lancer Center Property”).  In addition, as of September 30, 2026, the Company owned a 57% beneficial ownership interest in MDI Overland Park Net Lease DST (“Overland Park DST”), the DST that owns a 17,592-square foot Caliber Collision automotive service facility located at 14939 Metcalf Avenue, Overland Park, Kansas on a 1.58-acre site (the “Overland Park Property”) and owns a 100% beneficial interest in a 15,104-square foot Caliber Collision automotive service facility located at 8600 US-377, Pilot Point, Texas 76258 on a 1.65-acre site (the “Pilot Point Property”).  The Company has also entered into the Mira Sav JV to develop the Mira Sav Development and has committed to provide $4,250,000 in preferred equity for the first phase of the Mira Sav Development.

As of September 30, 2026, the Company also owned two undeveloped parcels which are currently being marketed for sale or lease including (i) an outparcel at its Lancer Center Property consisting of approximately 1.80 acres (the “Lancer Outparcel”) (the exact size of the Lancer Outparcel will not be determined until a user is identified), and (ii) an outparcel located in Mechanicsville, Virginia consisting of approximately 0.86 acres (the “Hanover Square Outparcel”).

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

Management believes that the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of September 30, 2026, and its results of operations, changes in equity, and cash flows for the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the full year.

The Company’s current primary focus is continuing to implement the strategic repositioning initiated during 2025.  Effective January 1, 2026, the Company revoked its REIT status and is transitioning its primary focus to build the DST Program to generate fee income and increase assets under management. The Company will continue to evaluate direct and indirect real estate investments (i) for the Company’s general portfolio and (ii) that support the DST Program, including completing the disposition of properties from the Company’s portfolio to generate capital for the DST Program and other potential investments and acquisitions.

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

The Company also assesses potential impairment of investments in unconsolidated real estate entities whenever events or changes in circumstances indicate that the fair value of the investment is less than its carrying value. No impairment losses were recognized for the three and nine months ended September 30, 2026 and 2025 related to our investments in unconsolidated real estate entities.

Investment Properties

Accounting Standards Codification (“ASC”) 805, Business Combinations, mandates that “an acquiring entity shall allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition.” ASC 805 results in an allocation of acquisition costs to both tangible and intangible assets associated with income producing real estate. Tangible assets include land, buildings, site improvements, tenant improvements and furniture, fixtures and equipment, while intangible lease assets include the value of in-place leases, lease origination costs (leasing commissions and tenant improvements), legal and marketing costs and leasehold assets and liabilities (above or below market leases), among others.

The Company uses independent, third-party consultants to assist management with its ASC 805 evaluations. The Company determines fair value based on accepted valuation methodologies including the cost, market, and income capitalization approaches. The purchase price is allocated to the tangible and intangible lease assets identified in the evaluation.

The Company records depreciation on buildings and improvements utilizing the straight-line method over the estimated useful life of the asset. The Company reviews depreciable lives of investment properties periodically and makes adjustments to reflect a shorter economic life, when necessary. Capitalized leasing commissions and tenant improvements incurred and paid by the Company subsequent to the acquisition of the investment property are amortized utilizing the straight-line method over the term of the related lease. Amounts allocated to buildings are depreciated over the estimated remaining life of the acquired building or related improvements.

Acquisition and closing costs are capitalized as part of each tangible asset on a pro rata basis. Improvements and major repairs and maintenance are capitalized when the repair and maintenance substantially extend the useful life, increase capacity or improve the efficiency of the asset. All other repair and maintenance costs are expensed as incurred.

Assets Held for Sale

The Company may decide to sell properties that are held as investment properties. The accounting treatment for the disposal of long-lived assets is covered by ASC 360, Property, Plant and Equipment.  Under this guidance, the Company records the assets associated with these properties, and any associated liabilities, as held for sale when management has committed to a plan to sell the assets, actively seeks a buyer for the assets, and the consummation of the sale is considered probable and is expected within one year. Delays in the time required to complete a sale do not preclude a long-lived asset from continuing to be classified as held for sale beyond the initial one-year period if the delay is caused by events or circumstances beyond an entity’s control and there is sufficient evidence that the entity remains committed to a qualifying plan to sell the long-lived asset.

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

In February 2025, the Company committed to a plan to sell the asset group associated with the Hanover Square Outparcel and reclassified the assets held for sale.  Until June 30, 2026, the Company believed that the fair value, less costs to sell, exceeded the Company’s carrying cost. However, after prolonged efforts to sell the Hanover Square Outparcel, on June 30, 2026 the Company believed that the Company’s carrying cost exceeded the fair value, less costs to sell and, as a result, the Company recorded a loss on impairment of assets held for sale of $247,367 the nine months ended September 30, 2026.

In June 2025, the Company committed to a plan to sell the asset group associated with the Salisbury Marketplace Property and reclassified the assets and related mortgage payable, net as assets held for sale and liabilities associated with assets held for sale, respectively.  The Company completed the sale of the Salisbury Marketplace Property on October 23, 2025 (see Note 3, below).

As of July 18, 2025, the date the Company acquired the Tesla Pensacola Property, the Company had committed to a plan to contribute the Tesla Pensacola Property to MDRR XXV DST 1 (“XXV DST 1”), the Company’s first DST and to sell beneficial interests in XXV DST 1.  The Company’s plan was for an asset group that includes the land, site improvements, building, building improvements, tenant improvements, capitalized leasing commissions, and intangible lease assets and liabilities associated with the Tesla Pensacola Property.  As of September 30, 2025, the Company determined that the carrying value of the Tesla Pensacola Property exceeded its fair value, less estimated costs to sell, by $120,000, which is recorded as loss on impairment of assets held for sale on the Company’s condensed consolidated statements of operations. The Company based its estimate of the fair value of the Tesla Pensacola Property on the proposed contribution value of the Tesla Pensacola Property to XXV DST 1, which is equal to the Company’s acquisition cost, a level 2 input. The fair value measurement date was as of September 30, 2025 (see Note 3, below).  On November 7, 2025, the Company completed the contribution of the Tesla Pensacola Property to XXV DST 1 for 100% of the class 2 beneficial ownership interests in XXV DST 1.  As of September 30, 2026, the Company had sold 100% of class 1 beneficial interests in XXV DST and no longer consolidates the XXV DST 1 entity in its condensed consolidated financial statements.

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

In December 2025, the Company committed to a plan to sell the asset group associated with the Parkway Property and reclassified the assets and related mortgage payable, net as assets held for sale and liabilities associated with assets held for sale, respectively. The Company completed the sale of the Parkway Property on February 27, 2026 (see Note 3, below).

In February 2026, the Company committed to a plan to sell the asset group associated with the Franklin Square Property and reclassified the assets and related mortgage payable, net as assets held for sale and liabilities associated with assets held for sale, respectively. The Company completed the sale of the Franklin Square Property on March 30, 2026 (see Note 3, below).

In May 2026, the Company committed to a plan to sell the asset group associated with the Ashley Plaza Property and reclassified the assets, intangible liabilities and the related mortgage payable, net, as assets held for sale and liabilities associated with assets held for sale, respectively.  The fair value of the Ashley Plaza Property, based on the purchase price included in the purchase and sale agreement, exceeded the carrying value of the Ashley Plaza Property.  Accordingly, the Company did not record any loss on impairment of assets held for sale for the Ashley Plaza Property.  The Company completed the sale of the Ashley Plaza Property on July 31, 2026 (see Note 3, below).

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

In July 2026, the Company committed to a plan to sell the asset group associated with the Brookfield Property and reclassified the assets and the related mortgage payable, net, as assets held for sale and liabilities associated with assets held for sale, respectively.  The fair value of the Brookfield Property, based on the purchase price included in the purchase and sale agreement, exceeded the carrying value of the Brookfield Property.  Accordingly, the Company did not record any loss on impairment of assets held for sale for the Brookfield Property.  The Company completed the sale of the Brookfield Property on September 1, 2026 (see Note 3, below).

As of July 29, 2026, the date the Company acquired the Overland Park Property through the Overland Park DST, the Company had committed to a plan to sell beneficial interests in the Overland Park DST.  The Company’s plan is for an asset group that includes the land, site improvements, building, building improvements, tenant improvements, capitalized leasing commissions, and intangible lease assets and liabilities associated with the Overland Park Property.  As of September 30, 2026, the Company determined that the fair value of the Overland Park Property exceeded its carrying value.  Accordingly, the Company did not record any loss on impairment of assets held for sale for the Overland Park Property. The Company based its estimate of the fair value of the Overland Park Property on the offering value of the beneficial interests in the Overland Park DST offered for sale, which is equal to the Company’s acquisition cost, a level 2 input. The fair value measurement date was as of September 30, 2026 (see Note 3, below).  As of September 30, 2026, the Company had sold 43% of class 1 beneficial interests in the Overland Park DST.

As of September 17, 2026, the date the Company acquired the Pilot Point Property through the Pilot Point DST, the Company had committed to a plan to sell beneficial interests in the Pilot Point DST.  The Company’s plan is for an asset group that includes the land, site improvements, building, building improvements, tenant improvements, capitalized leasing commissions, and intangible lease assets and liabilities associated with the Pilot Point Property.  As of September 30, 2026, the Company determined that the fair value of the Pilot Point Property exceeded its carrying value.  Accordingly, the Company did not record any loss on impairment of assets held for sale for the Pilot Point Property. The Company based its estimate of the fair value of the Pilot Point Property on the offering value of the beneficial interests in the Pilot Point DST offered for sale, which is equal to the Company’s acquisition cost, a level 2 input. The fair value measurement date was as of September 30, 2026 (see Note 3, below).  As of September 30, 2026, the Company had not yet commenced selling the class 1 beneficial interests in the Pilot Point DST.

Intangible Lease Assets and Liabilities, net

The Company records intangible lease assets or liabilities upon acquiring a property. The assets or liabilities are recorded at fair value and are amortized as an adjustment to rental revenue or amortization expense, as appropriate, over the remaining terms of the underlying leases.

Intangible lease assets and liabilities, net of amortization, arising from the Company’s acquisition of investment properties are as follows:

	September 30, 2026	December 31, 2025
	(unaudited)
Intangible lease assets, net
Leasing commissions	$68,139	$501,389
Legal and marketing costs	6,169	27,516
Above market leases	14,144	36,370
Leases in place	97,428	693,746
	$185,880	$1,259,021

Intangible lease liabilities, net
Below market leases	$(326,791)	$(784,987)

Intangible lease assets and liabilities, net of amortization, associated with assets held for sale are as follows:

	September 30, 2026	December 31, 2025

	(unaudited)
Intangible lease assets, net, associated with assets held for sale
Leasing commissions	$336,673	$771,750
Legal and marketing costs	19,997	10,952
Above market leases	—	3,581
Leases in place	538,679	871,814
	$895,349	$1,658,097

Intangible lease liabilities, net, associated with liabilities held for sale
Below market leases	$(65,041)	$(455,813)

The Company’s amortization of above market leases of $1,197 and $6,793 for the three and nine months ended September 30, 2026, respectively and $4,799 and $17,272 for the three and nine months ended September 30, 2025, respectively is recorded as a reduction of rental income. The Company’s amortization of below market leases of $6,994 and $45,802 for the three and nine months ended September 30, 2026, respectively and $32,619 and $137,033 for the three and nine months ended September 30, 2025, respectively is recorded as an increase to rental income.

The Company’s amortization leasing commissions, legal and marketing costs and leases in place of $6,973 and $116,566 for the three and nine months ended September 30, 2026, respectively and $100,597 and $363,746 for the three and nine months ended September 30, 2025, respectively is recorded as a component of depreciation and amortization expense.

Future amortization of leasing commissions, legal and marketing costs, above and below market leases and leases is as follows:

	For the
	remaining three
	months ending
	December 31,
	2026	2027	2028	2029	2030	2031-2041	Total
Intangible Lease Assets
Leasing commissions	$2,590	$10,361	$9,620	$7,471	$3,374	$34,723	$68,139
Legal and marketing costs	360	1,439	998	593	247	2,532	6,169
Above market leases	1,196	4,786	4,786	3,376	—	—	14,144
Leases in place	4,022	16,088	14,748	11,183	4,552	46,835	97,428
	$8,168	$32,674	$30,152	$22,623	$8,173	$84,090	$185,880

Intangible Lease Liabilities
Below market leases	$(6,994)	$(27,976)	$(24,090)	$(21,786)	$(21,786)	$(224,159)	$(326,791)

Impairment of Investment Properties and Intangible Lease Assets

The Company reviews its investment properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value of investment properties may not be recoverable, but at least annually. These circumstances include, but are not limited to, declines in the property’s cash flows, occupancy and fair market value. The Company measures any impairment of investment property when the estimated undiscounted cash flows plus its residual value, is less than the carrying value of the property. To the extent impairment has occurred, the Company charges against income the excess of the carrying value of the property over its estimated fair value. The Company estimates fair value using unobservable data such as projected future operating income, estimated capitalization rates, or multiples, leasing prospects and local market information. The Company may decide to sell properties that are held for use and the sale prices of these properties may differ from their carrying values. The Company did not record any impairment adjustments to its investment properties resulting from events or changes in circumstances during the three and nine months ended September 30, 2026 and 2025, that would result in the projected value of the Company’s investment properties being below their carrying value.

However, tenant defaults and early lease terminations can also result in the recognition of impairment.  As a result of certain tenant-specific events, the Company recorded a loss on impairment of $67,503 during the nine months ended September 30, 2025. No such loss on impairment was recorded for the three months ended September 30, 2025 or for the three and nine months ended September 30, 2026.

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

The Company believes that its properties are currently in material compliance with applicable environmental, as well as non-environmental, statutory and regulatory requirements. The Company did not record any conditional asset retirement obligation liabilities during the three and nine months ended September 30, 2026 and 2025.

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

The Company places its cash and restricted cash held by the Company on deposit with financial institutions in the United States which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. The Company’s credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit. Management monitors the financial institutions’ credit worthiness in conjunction with balances on deposit to minimize risk. As of September 30, 2026, the Company did not hold any cash accounts at financial institutions with combined balances that exceeded the FDIC limit. As of December 31, 2025, the Company held two cash accounts at a single financial institution with combined balances that exceeded the FDIC limit by $1,640,474.

Restricted cash represents amounts held by the Company for tenant security deposits, escrow deposits held by lenders for real estate taxes and insurance premiums, and capital reserves held by lenders for investment property capital improvements.

Tenant security deposits are restricted cash balances held by the Company to offset potential damages, unpaid rent or other unmet conditions of its tenant leases. As of September 30, 2026 and December 31, 2025, the Company reported $29,378 and $258,899, respectively, in security deposits held as restricted cash.

Escrow deposits are restricted cash balances held by lenders for real estate taxes and insurance premiums. As of September 30, 2026 and December 31, 2025, the Company reported $0 and $139,674, respectively, in escrow deposits.

Capital reserves are restricted cash balances held by lenders for capital improvements, leasing commissions and tenant improvements. As of September 30, 2026 and December 31, 2025, the Company reported $0 and $1,103,533, respectively, in capital property reserves.

	September 30, 2026	December 31,
Property and Purpose of Reserve	(unaudited)	2025
Ashley Plaza Property – maintenance and leasing cost reserve	$—	$519,177
Brookfield Center Property – maintenance and leasing cost reserve	—	81,355
Franklin Square Property – leasing costs	—	503,001
Total	$—	$1,103,533

Fair Value Measurements

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. (See Note 9 for additional information.)  Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. U.S. GAAP establishes a hierarchical disclosure framework which prioritizes and ranks the level of observability of inputs used in measuring fair value. These tiers include:

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

A reconciliation of the Company’s crypto asset activity for the three and nine months ended September 30, 2026 and 2025 is as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Beginning balance	$402,964	$55,004	$293,902	$—
Purchases	10,000	64,000	251,077	119,005
Sales	(484,194)	—	(484,194)	—
Realized gain	32,255	—	32,255	—
Unrealized gain (loss)	38,975	3,734	(93,040)	3,733
Ending Balance	$—	$122,738	$—	$122,738

Bitcoin Purchases
Bitcoin purchased	0.1724	0.5629	3.6956	1.0761
Total cost, before fees	$9,985	$64,000	$250,701	$119,005
Average price	$57,919	$113,697	$67,839	$110,588
Transaction fees	$15	$96	$376	$178

Bitcoin Sales
Bitcoin sold	7.0544	-	7.0544	-
Total proceeds, net of fees	$484,194	$-	$484,194	$-
Average price	$68,638	$-	$68,638	$-
Transaction fees	$727	$-	$727	$-

Share Retirement

The Company has made an accounting policy election by which the excess between par value and the purchase price, including costs and fees, is recorded to additional paid in capital on the Company’s condensed consolidated balance sheets.

Revenue Recognition

Investment Property Revenues

The Company recognizes minimum rents from its investment properties on a straight-line basis over the terms of the respective leases which results in an unbilled rent asset being recorded on the condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the Company reported $268,759 and $1,272,531, respectively, in unbilled rent.

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

The Company recognizes differences between previously estimated recoveries and the estimated final billed amounts in the year in which the amounts become final. Since these differences are determined annually under the leases and accrued as of December 31 in the year earned, no such revenues were recognized during the three and nine months ended September 30, 2026 and 2025.

The Company recognizes lease termination fees in the period that the lease is terminated and collection of the fees is reasonably assured. Upon early lease termination, any unrecovered intangibles and other assets are written off as a loss on impairment. (See Impairment, above.) The Company did not receive any lease termination fees during the three and nine months ended September 30, 2026 or during the three months ended September 30, 2025.  During the nine months ended September 30, 2025, the Company received a $103,529 termination fee from a tenant in the Company’s Franklin Square Property and a $15,000 termination fee from a tenant in the Company’s Brookfield Center Property.  The Company recorded these lease termination fees as other income on the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2025.

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

Rent and Other Receivables

Rent and other receivables include tenant receivables related to base rents and tenant reimbursements. Rent and other receivables do not include receivables attributable to recording rents on a straight-line basis, which are included in unbilled rent, discussed above. The Company determines an allowance for the uncollectible portion of accrued rents and accounts receivable based upon customer credit worthiness (including expected recovery of a claim with respect to any tenants in bankruptcy), historical bad debt levels, and current economic trends. The Company considers a receivable past due once it becomes delinquent per the terms of the lease. A past due receivable triggers certain events such as notices, fees and other allowable and required actions per the lease. As of September 30, 2026 and December 31, 2025, the Company’s allowance for uncollectible rent totaled $0, based on management’s review of individual tenants’ outstanding receivables.  Management determined that no additional general reserve is considered necessary as of September 30, 2026 and December 31, 2025.

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

Reclassifications

Certain reclassifications have been made in the condensed consolidated financial statements to conform to the 2026 presentation.  Specifically, the Company has combined operating revenue and operating expenses previously reported as three separate operating segments (retail, flex, and STNL) into a single operating segment (investment properties).  These reclassifications had no effect on previously reported total assets, liabilities, stockholders’ equity, revenues, expenses, net income (loss), or cash flows.

Noncontrolling Interests

The ownership interests not held by Medalist are considered noncontrolling interests. There are three elements of noncontrolling interests in the capital structure of the Company. These noncontrolling interests have been reported in equity on the condensed consolidated balance sheets but separate from the Company’s equity. On the condensed consolidated statements of operations, the subsidiaries are reported at the consolidated amount, including both the amount attributable to the Company and noncontrolling interests. The Company’s condensed consolidated statements of stockholders’ equity includes beginning balances, activity for the period and ending balances for stockholders’ equity, noncontrolling interests and total equity.

The first noncontrolling interest is in the Parkway Property, which was sold on February 27, 2026, in which the Company owned an 82% tenancy in common interest through its subsidiary and an outside party owned an 18% tenancy in common interest. The Parkway Property's net income (loss) is allocated to the noncontrolling ownership interest based on its 18% ownership.  During the three and nine months ended September 30, 2026, 18% of the Parkway Property’s net (loss) income of $(1,322) and $1,026,409, or $(238) and $184,752, respectively, was allocated to the noncontrolling ownership interest. During the three and nine months ended September 30, 2025, 18% of the Parkway Property’s net income (loss) of $16,227 and $(17,345), or $2,920, and $(3,123), respectively, was allocated to the noncontrolling ownership interest.

The second noncontrolling interest consists of the outside holders of the beneficial interests in the Company’s DST offerings.  During the three and nine months ended September 30, 2026, noncontrolling owners held beneficial ownership interests in XXV DST 1 subsidiary and the Overland Park DST.  During the three and nine months ended September 30, 2026, a weighted average of 21.3% and 26.9% of the two DST entities’ net income of $66,321 and $505,200, or $14,113 and $135,931, respectively, was allocated to the noncontrolling owners. No such allocations were recorded during the three and nine months ended September 30, 2025.

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

As of September 30, 2026 and December 31, 2025, there were 611,021 and 1,111,021 OP Units outstanding, respectively, not held by Medalist. As of September 30, 2026 and December 31, 2025, respectively, 608,616 and 392,865 of the OP Units not held by Medalist were convertible to Common Shares.

The OP Units not held by Medalist represent 27.28% and 50.02% of the outstanding OP Units as of September 30, 2026 and December 31, 2025, respectively. The noncontrolling interest percentage is calculated at any point in time by dividing the number of OP Units not owned by the Company by the total number of OP Units outstanding. The noncontrolling interest ownership percentage will change as additional Common Shares are issued by Medalist, or additional OP Units are issued or as OP Units are exchanged for Common Shares. During periods when the Operating Partnership’s noncontrolling interest changes, the noncontrolling ownership interest is calculated based on the weighted average Operating Partnership noncontrolling ownership interest during that period. The Operating Partnership’s net income (loss) is allocated to the noncontrolling OP Unit holders based on their ownership interest.

During the three and nine months ended September 30, 2026, a weighted average of 27.28% and 34.06% of the Operating Partnership’s net income of $8,728,034 and $21,851,196, or $2,381,007 and $7,442,722, respectively, was allocated to the noncontrolling unit holders. During the three and nine months ended September 30, 2025, a weighted average of 44.18% and 43.69% of the Operating Partnership’s net income of $512,203 and $772,540, or $226,290 and $337,556, respectively, was allocated to the noncontrolling OP Unit holders.

Recent Accounting Pronouncements

Upcoming Accounting Pronouncements

Disaggregation of Income Statement Expenses

In November 2024, the Financial Accountings Standards Board (“FASB”) issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40):  Disaggregation of Income Statement Expenses.  The objective of ASU 2024-03 is to help investors better understand a company’s performance and prospects for future cash flows, as well as compare its performance over time with that of other companies.  To meet that objective, the update requires companies to provide a tabular disclosure in the notes to the financial statements that disaggregates all relevant expense captions in continuing operations on the face of the income statement into specific expenses, gains, and losses that are outlined in the guidance.  The specific items include employee compensation, depreciation, intangible lease asset amortization, impairment losses, gains or losses on long-lived assets held for disposal or disposed of, gains and losses on derivative instruments and related hedged items, and various other expenses, gains and losses.  The tabular presentation must also include a total for “other items” that are not required to be otherwise itemized for each relevant expense caption.  A qualitative description of the “other items” category must also be provided.  ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted.  The Company is currently evaluating these disclosure requirements to determine their impact on its condensed consolidated financial statements.

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

Interim Reporting

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270) which aims to improve the navigability of ASC 270 and clarify when it applies. This includes adding a list of required interim disclosures and the addition of a requirement for reporting entities to disclose events occurring after the end of the last annual reporting period that have a material impact on the entity.  The ASU is not intended to change the fundamental nature of interim reporting or expand or reduce current disclosure requirements. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and can be adopted either prospectively or retrospectively to any or all periods presented. The Company is currently evaluating these disclosure requirements to determine their impact on its condensed consolidated financial statements.

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

3.      Investment Properties

Investment properties consist of the following:

	September 30, 2026	December 31,
	(unaudited)	2025
Land	$2,195,125	$10,228,920
Site improvements	945,684	2,276,444
Buildings and improvements (1)	8,028,481	40,065,797
Investment properties at cost (2)	11,169,290	52,571,161
Less accumulated depreciation	3,239,239	11,383,973
Investment properties, net	$7,930,051	$41,187,188
(1)	Includes tenant improvements (both those acquired as part of the acquisition of the properties and those constructed after the properties’ acquisition), capitalized leasing commissions and other capital costs incurred post-acquisition.
(2)	Excludes intangible lease assets and liabilities (see Note 2, above, for a discussion of the Company’s accounting treatment of intangible lease assets), escrow deposits and property reserves.

The Company’s depreciation expense on investment properties was $198,528 and $908,382, for the three and nine months ended September 30, 2026, respectively and $668,081 and $2,303,435 for the three and nine months ended September 30, 2025, respectively.

Capitalized Tenant Improvements

The Company capitalizes the allocation of acquisition costs to tenant improvements as of the date of the Company’s acquisition of the investment property, as well as tenant improvement costs incurred subsequent to acquisition. Tenant improvements are a component of investment properties on the Company’s condensed consolidated balance sheets.

Capitalized tenant improvements are depreciated on a straight-line basis over the term of the respective lease as a component of depreciation expense on the Company’s condensed consolidated statement of operations. Capitalized tenant improvements, net of depreciation are $1,298,907 and $1,407,461 as of September 30, 2026 and December 31, 2025. The Company’s depreciation expense of capitalized tenant improvements was $27,428 and $142,804, for the three and nine months ended September 30, 2026, respectively and $116,180 and $470,223 for the three and nine months ended September 30, 2025, respectively.

Capitalized Leasing Commissions

The Company carries two categories of capitalized leasing commissions on its condensed consolidated balance sheets. The first category is the allocation of acquisition costs to leasing commissions that is recorded as an intangible asset (see Note 2, above, for a discussion of the Company’s accounting treatment for intangible assets). The second category is leasing commissions incurred and paid by the Company subsequent to the acquisition of the investment property. These costs are carried on the Company’s condensed consolidated balance sheets under investment properties. The Company generally records depreciation of capitalized leasing commissions incurred and paid by the Company subsequent to the acquisition of an investment property on a straight-line basis over the terms of the related leases.

Capitalized leasing commissions, net of depreciation are $316,222 and $842,056 as of September 30, 2026 and December 31, 2025.  The Company’s amortization expense of capitalized leasing commissions was $15,878 and $59,725, for the three and nine months ended September 30, 2026, respectively and $52,686 and $161,915 for the three and nine months ended September 30, 2025, respectively.

2026 Property Acquisitions

Overland Park Property

On July 29, 2026, the Company completed its acquisition of the Overland Park Property, a 17,592 square foot single tenant building on 1.58 acres located in Overland Park, Kansas, through a wholly-owned subsidiary. The Overland Park Property, built in 2022, was 100% leased to Caliber Holdings, LLC as of September 30, 2026. The purchase price for the Overland Park Property was $5,800,000 paid in cash.  The Company’s total investment was $5,866,285, which includes $66,285 of closing costs which were capitalized and added to the tangible assets acquired. The Company completed the acquisition through MDI Overland Park Net Lease DST (the “Overland Park DST”), a Delaware statutory trust, which was formed to acquire and hold title to the Overland Park Property.  The Company has commenced an offering of beneficial interests in the Overland Park DST to accredited investors in a private placement under Regulation D, the proceeds of which will be used to redeem the Company’s beneficial interests for cash.  As of September 30, 2026, the Company had sold 43% of the beneficial interests in the Overland Park DST.  Upon acquisition, the Company recorded the Overland Park Property as an asset held for sale on its condensed consolidated balance sheets.

Pilot Point Property

On September 17, 2026, the Company completed its acquisition of the Pilot Point Property, a 15,104 square foot single tenant building on 1.65 acres located in Pilot Point, Texas, through a wholly-owned subsidiary. The Pilot Point Property, built in 2007 and renovated in 2025, was 100% leased to Caliber Bodyworks of Texas, LLC as of September 30, 2026. The purchase price for the Pilot Point Property was $5,404,864 paid in cash.  The Company’s total investment was $5,465,424, which includes $60,560 of closing costs which were capitalized and added to the tangible assets acquired. The Company completed the Acquisition through MDI Pilot Point Net Lease DST (the “Pilot Point DST”), a Delaware statutory trust, which was formed to acquire and hold title to the Pilot Point Property.  The Company expects to offer beneficial interests in the Pilot Point DST to accredited investors in a private placement under Regulation D, the proceeds of which will be used to redeem the Company’s beneficial interests for cash.  Upon acquisition, the Company recorded the Pilot Point Property as an asset held for sale on its condensed consolidated balance sheets.

	Overland	Pilot
	Park	Point
	Property	Property	Total
Fair value of assets acquired:
Investment property (a)	$5,455,513	$5,045,888	$10,501,401
Lease intangibles (b)	436,800	458,549	895,349
Below market lease (b)	(26,028)	(39,013)	(65,041)
Fair value of net assets acquired (c)	$5,866,285	$5,465,424	$11,331,709

Purchase consideration:
Consideration paid with cash (d)	$5,866,285	$5,465,424	$11,331,709
Total consideration (e)	$5,866,285	$5,465,424	$11,331,709
(a)	Represents the fair value of the investment property acquired which includes land, buildings, site improvements and tenant improvements. The fair value was determined using the market approach, the cost approach, the income approach or a combination thereof. Closing costs were allocated and added to the fair value of the tangible assets acquired.
(b)	Represents the fair value of lease intangibles. Lease intangibles include leasing commissions, leases in place, below market leases and legal and marketing costs associated with replacing existing leases.
(c)	Represents the total fair value of assets and liabilities acquired at closing.
(d)	Represents cash paid for closing costs paid at closing or directly by the Company outside of closing.
(e)	Represents the consideration paid for the fair value of the assets and liabilities acquired.

2025 Property Acquisitions

Buffalo Wild Wings Property

On January 24, 2025, the Company completed its acquisition of the Buffalo Wild Wings Property, a 5,933 square foot single tenant building on 1.82 acres located in Bowling Green, Kentucky, through a wholly-owned subsidiary, from CWS BET Seattle, LP. The general partner of CWS BET Seattle, LP is Fort Ashford Funds, LLC, a California limited liability company controlled and owned by Frank Kavanaugh, the Company’s President and Chief Executive Officer and the Chairman of the Board. The Buffalo Wild Wings Property, built in 2018, was 100% leased to Buffalo Wild Wings as of the date of acquisition. The purchase price for the Buffalo Wild Wings Property was $2,620,000 paid through the issuance of 209,600 OP Units at a price of $12.50 per OP Unit. The purchase price was determined by an independent, third-party appraisal obtained by the Company.  Pursuant to the Related Person Transaction Policy, the Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.  The Company’s total investment was $2,667,429. The Company incurred $47,429 of closing costs which were capitalized and added to the tangible assets acquired. On December 30, 2025, the Company sold the Buffalo Wild Wings Property (see Sale of Investment Properties, below.)

United Rentals Property

On February 21, 2025, the Company completed its acquisition of the United Rentals Property, a 7,529 square foot single tenant building on 3.01 acres located in Huntsville, Alabama, through a wholly-owned subsidiary, from Dionysus Investments, LLC. The manager of Dionysus Investments, LLC is Fort Ashford Funds, LLC, a California limited liability company controlled and owned by Frank Kavanaugh, the Company’s President and Chief Executive Officer and the Chairman of the Board. The United Rentals Property, built in 2008, was 100% leased to United Rentals as of the date of acquisition. The purchase price for the United Rentals Property was $3,145,000 paid through the issuance of 251,600 OP Units at a price of $12.50 per OP Unit. The purchase price was determined by an independent, third-party appraisal obtained by the Company.  Pursuant to the Related Person Transaction Policy, the Board’s Audit Committee determined that the terms of the transaction were those that would normally be agreed upon in an arms-length transaction and approved this transaction.  The Company’s total investment was $3,187,446. The Company incurred $42,446 of closing costs which were capitalized and added to the tangible assets acquired. On December 30, 2025, the Company sold the United Rentals Property (see Sale of Investment Properties, below.)

Tesla Pensacola Property

On July 18, 2025, the Company completed its acquisition of a Tesla sales, service and delivery facility consisting of a 45,461 square foot, single story building on 3.498 acres of land located at 312 E. 9 Mile Road, Pensacola, Florida (the “Tesla Pensacola Property”). The purchase price paid for the Tesla Pensacola Property was $14,544,504 and the Company’s total investment was $14,624,638. The Company incurred $80,134 of closing costs which were capitalized and added to the tangible assets acquired.  The acquisition was funded using proceeds from a line of credit in the amount of $14,700,000 (the “Farmers Line of Credit”) with Farmers and Merchants Bank of Long Beach (“Farmers”).  The Farmers Line of Credit is cross collateralized by the Tesla Pensacola Property, the Company’s Citibank Property, Buffalo Wild Wings Property, and United Rentals Property.

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

Assets Held for Sale and Liabilities Associated with Assets Held for Sale

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

During February 2025, the Company committed to a plan to sell the Hanover Square Outparcel and as a result, reclassified the assets and liabilities associated with the Hanover Square Outparcel as assets held for sale and liabilities associated with assets held for sale, respectively. As of June 30, 2026, the Company believed that the Company’s carrying cost exceeded the fair value, less costs to sell, so the Company recorded impairment of assets held for sale of $247,367 for the nine months ended September 30, 2026.  No such impairment of assets held for sale was recorded for the year ended December 31, 2025.

During June 2025, the Company committed to a plan to sell the Salisbury Marketplace Property and as a result, reclassified the assets and liabilities associated with the Salisbury Marketplace Property as assets held for sale and liabilities associated with assets held for sale, respectively. The Company believed that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Salisbury Marketplace Property in the year ended December 31, 2025.  On October 23, 2025, the Company completed the sale of the Salisbury Marketplace Property.

As discussed above, on July 18, 2025, the Company acquired the Tesla Pensacola Property and immediately committed to a plan to contribute the Tesla Pensacola Property to the Company’s first DST and subsequently commence efforts to sell 100% of the class 1 beneficial ownership interests in the DST. As a result, upon the acquisition of the Tesla Pensacola Property, the Company immediately recorded the assets and liabilities associated with the Tesla Pensacola Property as assets held for sale and liabilities associated with assets held for sale, respectively. The Company believed that the Company’s carrying cost exceeded the fair value, less estimated costs to sell, so the Company recorded $120,000 in impairment of assets held for sale related to the Tesla Pensacola Property during the year ended December 31, 2025. On November 7, 2025, the company completed the contribution of the Tesla Pensacola

Property to XXV DST.   As of June 22, 2026, the Company had sold 84.7% of the class 1 beneficial interests in XXV DST and deconsolidated the entity. As of September 30, 2026, the Company had completed the sale of 100% of the class 1 beneficial interests.

During August 2025, the Company committed to a plan to sell the Greenbrier Business Center Property and as a result, reclassified the assets and liabilities associated with the Greenbrier Business Center Property as assets held for sale and liabilities associated with assets held for sale, respectively. The Company believes that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Greenbrier Business Center Property in the nine months ended September 30, 2026, or the year ended December 31, 2025. On February 13, 2026, the Company completed the sale of the Greenbrier Center Business Center Property.

During October 2025, the Company committed to a plan to sell the Buffalo Wild Wings and United Rentals Properties and, as a result, reclassified the assets and liabilities associated with the Buffalo Wild Wings and United Rentals Properties as assets held for sale and liabilities associated with assets held for sale, respectively. The Company believed that the Company’s carrying cost exceeded the fair value, less estimated costs to sell, so the Company recorded $160,789 and $381,605 in impairment of assets held for sale related to the Buffalo Wild Wings and United Rentals Properties, respectively, for the year ended December 31, 2025.  In December 2025, the Company completed the sale of the Buffalo Wild Wings and United Rentals Properties.

During December 2025, the Company committed to a plan to sell the Parkway Property and as a result, reclassified the assets and liabilities associated with the Parkway Property as assets held for sale and liabilities associated with assets held for sale, respectively.  The Company believed that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Parkway Property in the nine months ended September 30, 2026, or the year ended December 31, 2025.  On February 27, 2026, the Company completed the sale of the Parkway Property.

During February 2026, the Company committed to a plan to sell the asset group associated with the Franklin Square Property and reclassified the assets and related mortgage payable, net as assets held for sale and liabilities associated with assets held for sale, respectively.  The Company believed that the fair value, less estimated costs to sell, exceeded the Company’s carrying cost, so the Company did not record any impairment of assets held for sale related to the Franklin Square Property during the nine months ended September 30, 2026. The Company completed the sale of the Franklin Square Property on March 30, 2026.

During June 2026, the Company committed to a plan to sell the asset group associated with the Citibank Property and reclassified the assets and liabilities as assets held for sale and liabilities associated with assets held for sale, respectively. As of May 31, 2026, the Company determined that the carrying value of the Citibank Property exceeded its fair value, less estimated costs to sell, by $217,960, which is recorded as loss on impairment of assets held for sale on the Company’s condensed consolidated statements of operations. The Company based its estimate of the fair value of the Citibank Property on the purchase price included in the purchase and sale agreement, a level 2 input. The fair value measurement date was as of May 31, 2026.  On June 24, 2026 the Company completed the sale of the Citibank Property.

During May 2026, the Company committed to a plan to sell the asset group associated with the Ashley Plaza Property and reclassified the assets, intangible liabilities and the related mortgage payable, net, as assets held for sale and liabilities associated with assets held for sale, respectively. The fair value measurement date was as of May 31, 2026.  On July 31, 2026 the Company completed the sale of the Ashley Plaza Property.

During July 2026, the Company committed to a plan to sell the asset group associated with the Brookfield Property and reclassified the assets and the related mortgage payable, net, as assets held for sale and liabilities associated with assets held for sale, respectively.  The fair value measurement date was as of July 31, 2026.  On September 1, 2026 the Company completed the sale of the Brookfield Property.

As discussed above, on July 29, 2026, the Company acquired the Overland Park Property through the Overland Park DST and immediately commenced efforts to sell 100% of the class 1 beneficial ownership interests in the DST. As a result, upon the acquisition of the Overland Park Property, the Company immediately recorded the assets associated with the Overland Park DST as assets held for sale. As of September 30, 2026, the Company had sold 43% of the class 1 beneficial interests in the Overland Park DST.

As also discussed above, on September 17, 2026, the Company acquired the Pilot Point Property through the Pilot Point DST and immediately commenced efforts to sell 100% of the class 1 beneficial ownership interests in the DST. As a result, upon the acquisition of the Pilot Point Property, the Company immediately recorded the assets associated with the Pilot Point DST as assets held for sale. As of September 30, 2026, the Company had not sold any of the class 1 beneficial interests in the Pilot Point DST.

As of September 30, 2026 and December 31, 2025, assets held for sale and liabilities associated with assets held for sale consisted of the following:

	September 30, 2026	December 31,
Assets Held for Sale	(unaudited)	2025
Investment properties, net, held for sale, associated with the Greenbrier Business Center Property	$—	$6,290,551
Investment properties, net, held for sale, associated with the Tesla Pensacola Property	—	13,342,198
Investment properties, net, held for sale, associated with the Hanover Square Outparcel	150,000	397,367
Investment properties, net, held for sale, associated with the Parkway Property	—	6,611,780
Investment properties, net, held for sale, associated with the Overland Park Property	5,455,513	—
Investment properties, net, held for sale, associated with the Pilot Point Property	5,045,888	—
Intangible lease assets, net, held for sale, associated with the Greenbrier Business Center Property	—	22,107
Intangible lease assets, net, held for sale, associated with the Tesla Pensacola Property	—	1,635,990
Intangible lease assets, net, held for sale, associated with the Overland Park Property	436,800	—
Intangible lease assets, net, held for sale, associated with the Pilot Point Property	458,549	—
Total assets held for sale	$11,546,750	$28,299,993

	September 30, 2026	December 31,
Liabilities Associated with Assets Held for Sale	(unaudited)	2025
Mortgages payable, net, associated with the Greenbrier Business Center Property	$—	$6,356,947
Mortgages payable, net, associated with the Tesla Pensacola Property	—	7,505,754
Mortgages payable, net, associated with the Parkway Property	—	4,683,797
Intangible lease liabilities, net, held for sale associated with the Tesla Pensacola Property	—	455,813
Intangible lease liabilities, net, held for sale, associated with the Overland Park Property	26,028	—
Intangible lease liabilities, net, held for sale, associated with the Pilot Point Property	39,013	—
Total liabilities held for sale	$65,041	$19,002,311

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

On February 13, 2026, the Company sold the Greenbrier Business Center Property to an unrelated third party for a sale price of $11,000,000 and used $7,000,000 from the proceeds to repay a portion of the Wells Fargo Mortgage Facility.  The sale of the Greenbrier Business Center Property resulted in a gain on disposal of investment properties of $4,213,586 reported on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2026.  During June 2026, the Company made a $15,026 payment to the buyer of the Greenbrier Business Center Property for a tenant improvement obligation that reduced the gain on sale recorded during the three months ended March 31, 2026.

On February 27, 2026, the Company sold the Parkway Property to an unrelated third party for a sale price of $7,825,000 and used $4,735,614 from the proceeds to repay the Parkway Mortgage.  The sale of the Parkway Property resulted in a gain on disposal of investment properties of $1,040,870 reported on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2026.

On March 30, 2026, the Company sold the Franklin Square Property to an unrelated third party for a sale price of $24,100,000 and used $12,954,175 from the proceeds to defease the Franklin Square Mortgage.  The sale of the Franklin Square Property resulted in a gain on disposal of investment properties of $7,580,745 reported on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2026.

On June 24, 2026, the Company sold the Citibank Property to an unrelated third party for a sale price of $2,150,000.  The sale of the Citibank property resulted in a loss on disposal of investment properties of $50,181 on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2026.

On July 31, 2026, the Company sold the Ashley Plaza Property to an unrelated third party for a sale price of $16,600,000 and used $10,075,052 from the proceeds to defease the Ashley Plaza Mortgage.  The sale of the Ashley Plaza Property resulted in a gain on disposal of investment properties of $4,145,802 on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2026.

On September 1, 2026, the Company sold the Brookfield Property to an unrelated third party for a sale price of $10,100,000 and used $4,308,531 from the proceeds to defease the Brookfield Mortgage.  The sale of the Brookfield Property resulted in a gain on disposal of investment properties of $4,263,384 on the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2026.

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

Operating results of the Citibank, Greenbrier Business Center, Parkway, Franklin Square, Buffalo Wild Wings, United Rentals, Tesla Pensacola, Salisbury Marketplace, Ashley Plaza and Brookfield Properties, which are included in continuing operations, are as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue
Investment property revenues	$285,340	$2,499,758	$3,179,724	$6,705,430
Total Revenue	285,340	2,499,758	3,179,724	6,705,430

Operating Expenses
Investment property operating expenses	138,295	637,627	926,651	1,666,731
DST sponsorship program expenses	—	—	1,191	—
Bad debt expense	—	365	12,991	1,686
Loss on impairment	—	—	—	67,503
Impairment of assets held for sale	—	120,000	217,960	120,000
Depreciation and amortization	22,542	576,595	488,151	2,090,744
Total Operating Expenses	160,837	1,334,587	1,646,944	3,946,664
Gain on disposal of investment properties	8,409,186	—	21,194,206	—
Loss on extinguishment of debt	(174,449)	—	(546,789)	—
Operating Income	8,359,240	1,165,171	22,180,197	2,758,766
Interest expense	(63,515)	(696,941)	(707,850)	(1,532,777)
Other income	—	172,921	160,196	291,450
Other expense	—	(19,721)	—	(68,937)
Net Income	8,295,725	621,430	21,632,543	1,448,502
Less: Net (loss) income attributable to Parkway Property noncontrolling interests	(238)	2,920	184,752	(3,123)
Less: Net income attributable to DST noncontrolling interests	—	—	121,818	—
Less: Net income attributable to Operating Partnership noncontrolling interests	2,263,139	273,258	7,305,118	634,215
Net Income Attributable to Medalist Common Stockholders	$6,032,824	$345,252	$14,020,855	$817,410

4.Investments in Unconsolidated Real Estate Entities

XXV DST Entity

The XXV DST was formed in 2025 by MDI Sponsor, LLC (formerly known as MDR Sponsor TRS, LLC), a wholly owned subsidiary of the Company, to hold title to the Tesla Property.  MDI Sponsor, LLC offered beneficial interests in the XXV DST to accredited investors in a private placement under Regulation D, the proceeds of which were used to redeem the Company’s beneficial interests for cash.  The Company completed the offering and no longer retains an ownership interest in XXV DST but will continue to control the Tesla Property’s operations as the Trust Manager.

As of December 31, 2025, the Company concluded that XXV DST qualified as a VIE and determined it was the primary beneficiary of the VIE.  Consequently, the Company consolidated the entity.  As of June 22, 2026, the Company had sold 84.7% of its interest in XXV DST and reevaluated its accounting for XXV DST.  The Company determined that it was no longer the primary beneficiary of the VIE because it no longer met the Benefits criterion (see Note 2, Variable Interest Entities, above).  As a result, the Company deconsolidated XXV DST on June 22, 2026.  Subsequent to the deconsolidation, as of June 30, 2026, the Company was a 15.3% beneficial owner and the trust manager of XXV DST, which provided the Company with the ability to exercise significant influence over the entity.  Therefore the Company accounted for this investment under the equity method of accounting.  As of September 30, 2026, the Company had sold 100% of the beneficial interests of XXV DST and no longer carries this investment on its condensed consolidated balance sheets.

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

As of September 30, 2026, the Company had sold 100% of the beneficial interests in XXV DST and no longer carries any investment in unconsolidated entities related to XXV DST on its condensed consolidated balance sheets.

Mira JV Investment

On September 1, 2026, the Company, through its wholly owned subsidiary, MDI Mira Sav, LLC, entered into a joint venture (the “Mira JV”) with Spandrel Development Partners, LLC (“Spandrel”), a real estate developer, and certain other investors, including Frank Kavanaugh, the Company’s Chief Executive Officer and Emanuel Neuman, a member of the Company’s Board of Directors. The Company committed to contribute $4,250,000 to the Mira JV for an approximate 43% preferred equity interest in the joint venture. Spandrel, Mr. Kavanaugh and Mr. Neuman hold a 37%, 10% and 10% common equity interest in the Mira JV, respectively.  As of September 30, 2026, the Company had funded $2,680,038 of its $4,250,000 commitment.

The Company has approval rights over all major decisions, as defined in the limited liability company operating agreement of the Mira JV.  The Company will receive a preferred return of 6% of its invested preferred equity paid no less frequently than quarterly, and an additional accrued preferred return of 9% of its invested preferred equity paid upon exit.

As of September 30, 2026, the Company concluded that the Mira JV qualified as a VIE but that the Company is not the primary beneficiary.  However, the Company does have the ability to exercise significant influence over the Mira JV.  Consequently, the Company will account for its investment in the Mira JV using the equity method of accounting.

The Company valued its initial investment in the Mira JV at cost, or $2,680,038, as of September 30, 2026, which represents the amount funded as of September 30, 2026.  The Company records its preferred return as equity in earnings of unconsolidated entities on its condensed consolidated statement of operations and as an increase to its equity investment balance on its condensed consolidated balance sheets.  Distributions received from the Mira JV are recorded as reductions in its equity investment balance on the Company’s condensed consolidated balance sheet.

For the three and nine months ended September 30, 2026, the Company recorded an increase of $12,556 to its equity investment balance on its condensed consolidated balance sheet related to its preferred return.

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

6.      Loans Payable

Mortgages Payable

The Company’s mortgages payable, net consists of the following:

				September 30,
	Monthly	Interest		2026	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2025
Franklin Square (a)	$61,800	3.81%	December 2031	$—	$13,015,840
Ashley Plaza (b)	52,795	3.75%	September 2029	—	10,220,312
Brookfield Center (c)	22,876	3.90%	November 2029	—	4,377,112
Wells Fargo Mortgage Facility (Lancer Center) (d)	30,000	4.50%	June 2027	4,727,532	5,502,446
Unamortized issuance costs, net				(7,120)	(286,847)
Total mortgages payable, net				$4,720,412	$32,828,863
(a)	The mortgage loan for the Franklin Square Property in the original principal amount of $13,250,000 had a ten-year term and a maturity date of December 6, 2031. The mortgage loan bore interest at a fixed rate of 3.808% and was interest only until January 6, 2025, at which time the monthly payment became $61,800, which includes interest and principal based on a thirty-year amortization schedule. The mortgage loan included covenants for the Company to maintain a net worth of $13,250,000, excluding the assets and liabilities associated with the Franklin Square Property and for the Company to maintain liquid assets of no less than $1,000,000. The Company repaid the mortgage loan in March 2026 and as of December 31, 2025 believes that it was compliant with these covenants.

(b)	The mortgage loan for the Ashley Plaza Property bears interest at a fixed rate of 3.75% and was interest only for the first twelve months. Beginning on October 1, 2020, the monthly payment became $52,795 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. In May 2026 the Company reclassified the mortgage loan to liabilities associated with assets held for sale. The mortgage loan includes covenants for the Company to maintain a net worth of $11,400,000, excluding the liabilities associated with the mortgage loan for the Ashley Plaza Property, and for the Company to maintain liquid assets of no less than $1,140,000. The Company repaid the mortgage loan in July 2026 and as of December 31, 2025 believes that it was compliant with these covenants.

(c)	The mortgage loan for the Brookfield Property bears interest at a fixed rate of 3.90% and was interest only for the first twelve months. Beginning on November 1, 2020, the monthly payment became $22,876 for the remaining term of the loan, which includes interest at the fixed rate, and principal, based on a thirty-year amortization schedule. The mortgage loan includes covenants for the Company to maintain a net worth of $4,850,000, excluding the liabilities associated with the mortgage loan for the Brookfield Property, and for the Company to maintain liquid assets of no less than $485,000. The Company repaid the mortgage loan in September 2026 and as of December 31, 2025 believes that it was compliant with these covenants.

(d)	On June 13, 2022, the Company entered into a mortgage loan facility with Wells Fargo Bank (the “Wells Fargo Mortgage Facility”) in the principal amount of $18,609,500. The proceeds of this mortgage were used to finance the acquisition of the Salisbury Marketplace Property and to refinance the mortgages payable on the Lancer Center Property and the Greenbrier Business Center Property (the “Secured Properties”). The Wells Fargo Mortgage Facility bears interest at a fixed rate of 4.50% for a five-year term. The monthly payment was $103,438. The Company has provided an unconditional guaranty of the payment of and performance under the terms of the Wells Fargo Mortgage Facility. The Wells Fargo Mortgage Facility credit agreement includes covenants to maintain a debt service coverage ratio of not less than 1.50 to 1.00 on an annual basis, a combined minimum debt yield of 9.5% on the Secured Properties, and the maintenance of liquid assets of not less than $1,500,000. As of September 30, 2026 and December 31, 2025, the Company believes that it is compliant with these covenants.

On October 23, 2025 and February 13, 2026, the Company sold the Salisbury Marketplace and Greenbrier Business Center Properties, respectively and used $5,145,479 and $7,000,000, respectfully, of the net proceeds of the sales to reduce the principal balance of the Wells Fargo Mortgage Facility in exchange for Wells Fargo releasing its security interest in the respective properties. As of December 31, 2025 the portion of the Wells Fargo Mortgage Facility allocated to the Greenbrier Business Center Property was included in mortgages payable, net, associated with assets held for sale on the Company’s condensed consolidated balance sheet. As of September 30, 2026, the monthly payment is $30,000 and the remaining outstanding balance of the Wells Fargo Mortgage Facility is secured solely by the Lancer Center Property.

The Company’s mortgages payables, net, associated with assets held for sale, consists of the following:

				September 30,
	Monthly	Interest		2026	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2025
Parkway Property (a)	$37,310	Variable	November 2031	$—	$4,683,797
Wells Fargo Mortgage Facility (Greenbrier Business Center) (see note (d), above)	46,561	4.50%	June 2027	—	6,356,947
Tesla DST Mortgage (b)	Interest only	Variable	November 2030	—	7,505,754
Total mortgages payable, net, associated with assets held for sale				$—	$18,546,498
(a)	The interest rate for the mortgage loan for the Parkway Property was based on the Secured Overnight Financing Rate (“SOFR”), with a margin of 236.44 basis points. Under the terms of the mortgage, the interest rate payable each month shall not change by greater than 1% during any six-month period and 2% during any 12-month period. As of December 31, 2025 the rate in effect for the Parkway Property mortgage was 6.24%. The monthly payment, which varies based on the interest rate in effect each month, included interest at the variable rate, and principal based on a thirty-year amortization schedule. The mortgage loan for the Parkway Property included a covenant to maintain a debt service coverage ratio of not less than 1.30 to 1.00 on an annual basis. The Company repaid the mortgage loan in February 2026, and as of December 31, 2025, believes that it was compliant with this covenant.

(b)	On November 7, 2025, the Company’s formerly consolidated subsidiary, MDRR XXV DST 1, entered into a mortgage loan with Pinnacle Bank (the “Tesla DST Mortgage”). The Tesla DST Mortgage has a five year term, is interest only and bears interest at a variable rate based on SOFR plus 2.5%. As December 31, 2025 SOFR was 3.69%. The Tesla DST Mortgage is non-recourse to the Company, except for fraud, intentional misrepresentation, gross negligence, physical waste and other similar acts or omissions. Under the terms of the Tesla DST Mortgage, the failure of the MDRR XXV DST 1 to maintain a minimum debt service coverage ratio (“DSCR”) of 1.25 constitutes a “trigger event” under which MDRR XXV DST 1 would be required to establish a cash management account to which all rents and profits would be deposited and remain under the control of the lender until the trigger event is terminated. The Tesla Pensacola Property’s DSCR will be tested on a trailing 12 month basis starting on the first anniversary of the issuance of the Tesla DST Mortgage. However, as of September 30, 2026 and December 31, 2025, the Company believes MDRR XXV DST 1 is compliant with the DSCR requirement. On June 22, 2026 the Company deconsolidated MDRR XXV DST 1 and no longer carries the Tesla DST Mortgage on its condensed consolidated balance sheet.

Pledged Asset Line

The Company entered into a Pledged Asset Line Agreement (the “PAL Agreement”) with Charles Schwab & Co., Inc. (“Schwab”). The PAL Agreement provides for a revolving, non-purpose margin credit facility, secured by a first-priority lien on the Company’s brokerage account maintained at Schwab (the “Collateral Account”), of an amount based on the collateral value in the Collateral Account.  The Company holds its marketable securities in the Collateral Account.  Based on the collateral value in the Collateral Account as of September 30, 2026, the Company is permitted to borrow up to approximately $21.7 million under the PAL Agreement.

Borrowings under the PAL Agreement bear interest at a variable rate based on the SOFR plus 75 basis points.  As of September 30, 2026, SOFR was 3.91%.  The PAL Agreement contains customary events of default, including, without limitation, failure to make any payment upon demand or otherwise when due or deposit additional collateral when required under the PAL Agreement; initiation of a bankruptcy petition or other insolvency proceeding; any event of default under any security agreement executed in connection with the Collateral Account; or the insufficiency of the value of the financial assets in the Collateral Account.

As of September 30, 2026, the outstanding balance on the PAL Agreement was $0.

Farmers Line of Credit

On July 18, 2025, in connection with the completion of the acquisition of the Tesla Pensacola Property discussed in Note 3, above, the Company, through its wholly-owned subsidiaries, entered into a loan agreement with Farmers and Merchants Bank of Long Beach, for the Farmers Line of Credit in the maximum amount of $14,700,000. The Farmers Line of Credit is cross collateralized by the Tesla Pensacola Property, the Citibank Property, the Buffalo Wild Wings Property, and the United Rentals. Amounts outstanding under the Farmers Line of Credit bear interest at a floating rate pegged to the prime rate announced by Farmers. The Farmers Line of Credit was unconditionally guaranteed by the Company and the Operating Partnership, and had a one-year term, maturing on August 10, 2026.

On November 7, 2025, in connection with the Company’s contribution of the Tesla Pensacola Property to the XXV DST, the Company repaid $7,350,000 of the Farmers Line of Credit and Farmers released its lien on the Tesla Pensacola Property.  During November and December 2025, the Company made additional principal payments of $2,000,000 and $948,997, respectively.  On December 30, 2025, the Company used $4,401,003 from the proceeds of the sale of the Buffalo Wild Wings and United Rentals Properties to complete the repayment of and terminate the Farmers Line of Credit.

Tesla DST Mortgage

On November 7, 2025, in connection with the contribution of the Tesla Pensacola Property to the XXV DST discussed in Note 3, the XXV DST entered into the Tesla DST Mortgage with Pinnacle Bank for a principal amount of $7,710,000.  The Pinnacle Loan is collateralized by the Tesla Pensacola Property. Amounts outstanding under the Pinnacle Loan bear interest at a floating rate of one month SOFR plus 2.5%.  As of  September 30, 2026 and December 31, 2025, SOFR was 3.91% and 3.69%, respectively.  The Pinnacle Loan provides for monthly interest only payments and has a five-year term and matures on November 7, 2030. The XXV DST received $6,932,061 in net proceeds which was used to fund a portion of the total consideration associated with the Company’s contribution of the Tesla Pensacola Property to the XXV DST.  The Company used these proceeds, and cash on hand, to make a $7,350,000 principal repayment on the Farmers Line of Credit.

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

On June 22, 2026 the Company deconsolidated the XXV DST and no longer reports the Tesla DST Mortgage on its condensed consolidated balance sheet.

Interest Rate Protection Transactions

Parkway Mortgage Loan

On October 28, 2021, the Company entered into an interest rate protection transaction to limit its exposure to increases in interest rates on the variable rate mortgage loan on the Parkway Property (the “Interest Rate Protection Transaction”).  Under this agreement, the Company’s interest rate exposure is capped at 5.25% if USD 1-Month ICE LIBOR exceeds 3%. Effective on July 1, 2023, the interest rate index under the Interest Rate Protection Transaction automatically converted to SOFR.  As of December 31, 2025, SOFR was 3.69%. In accordance with the guidance on derivatives and hedging, the Company records all derivatives on the balance sheet at fair value under other assets with changes in fair value being included in other income on its condensed consolidated statements of operations. The fair value of the Interest Rate Protection Transaction is determined using Level 2 inputs. See Note 9 for additional information. The Company terminated the Interest Rate Protection Transaction on February 27, 2026 in conjunction with the sale of the Parkway Property.

For the period from September 1, 2022 through June 30, 2023, LIBOR, and for the period from July 1, 2023 through the February 27, 2026 repayment of the Parkway mortgage, SOFR exceeded the 3% cap, and payments from the Interest Rate Protection Transaction reduced the Company’s net interest expense. Payments to the Company from the Interest Rate Protection Transaction are recorded as an offset to interest expense on the Company’s condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025.

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

On June 22, 2026 the Company deconsolidated the XXV DST and no longer records the Interest Rate Swap on its condensed consolidated balance sheet.

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

On February 13, 2026, the Company sold the Greenbrier Business Center Property and repaid a portion of the Wells Fargo Mortgage facility that was partially secured by the Greenbrier Business Center Property. During the nine months ended September 30, 2026, the Company recorded a loss on extinguishment of debt of $112,203 consisting of $11,195 in unamortized loan issuance costs and $101,008 in prepayment fees to the lender. No such loss was recorded during the nine months ended September 30, 2025.

On February 27, 2026, the Company and its tenant in common partner sold the Parkway Property and repaid the mortgage loan secured by the Parkway Property.  During the nine months ended September 30, 2026, the Company recorded a loss on extinguishment of debt of $64,320 consisting of unamortized loan issuance costs.  No such loss was recorded during the nine months ended September 30, 2025.

On March 30, 2026, the Company sold the Franklin Square Property and entered into a defeasance agreement to retire its obligations under the mortgage loan secured by the Franklin Square Property. During, the nine months ended September 30, 2026, the Company recorded a loss on extinguishment of debt of $195,817 consisting of $165,505 of unamortized loan issuance costs and $30,312 in costs associated with the defeasance of the mortgage loan.  No such loss was recorded during the nine months ended September 30, 2025.

On July 31, 2026, the Company sold the Ashley Plaza Property and entered into a defeasance agreement to retire its obligations under the mortgage loan secured by the Ashley Plaza Property. During the three and nine months ended September 30, 2026, the Company recorded a loss on extinguishment of debt of $64,782 consisting of $56,637 of unamortized loan issuance costs and $8,145 in costs associated with the defeasance of the mortgage loan.  No such loss was recorded during the three and nine months ended September 30, 2025.

On September 1, 2026, the Company sold the Brookfield Property and entered into a defeasance agreement to retire its obligations under the mortgage loan secured by the Brookfield Property. During the three and nine months ended September 30, 2026, the Company recorded a loss on extinguishment of debt of $109,667 consisting of $35,937 of unamortized loan issuance costs and $73,730 in costs associated with the defeasance of the mortgage loan.  No such loss was recorded during the three and nine months ended September 30, 2025.

Interest Expense

Interest expense, including amortization of capitalized issuance costs consists of the following:

	For the three months ended September 30, 2026
	(unaudited)

	Mortgage	Amortization	Other
	Interest	of capitalized	interest
	Expense	issuance costs	expense	Total
Ashley Plaza	$32,599	$—	$—	$32,599
Brookfield Center	29,024	1,892	—	30,916
Wells Fargo Mortgage Facility	54,623	1,620	—	56,243
Other interest	—	—	4,602	4,602
Total interest expense	$116,246	$3,512	$4,602	$124,360

	For the three months ended September 30, 2025
	(unaudited)
			Interest rate
	Mortgage	Amortization	protection	Other
	Interest	of capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$127,431	$7,093	$—	$—	$134,524
Ashley Plaza	98,906	4,358	—	—	103,264
Brookfield Center	44,039	2,838	—	—	46,877
Parkway Center	79,742	2,756	(18,538)	—	63,960
Wells Fargo Mortgage Facility	198,307	3,321	—	—	201,628
Tesla Pensacola	219,071	—	—	—	219,071
Other interest	—	—	—	(508)	(508)
Total interest expense	$767,496	$20,366	$(18,538)	$(508)	$768,816

	For the nine months ended September 30, 2026
	(unaudited)
			Interest rate
	Mortgage	Amortization	protection	Other
	Interest	of capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$81,055	$2,364	$—	$—	$83,419
Ashley Plaza	224,307	7,262	—	—	231,569
Brookfield Center	114,426	6,622	—	—	121,048
Parkway Center	44,605	—	(6,760)	—	37,845
Wells Fargo Mortgage Facility	200,382	5,399	—	—	205,781
Tesla Pensacola	238,874	—	(45,053)	—	193,821
Other interest	—	—	—	4,704	4,704
Total interest expense	$903,649	$21,647	$(51,813)	$4,704	$878,187

	For the nine months ended September 30, 2025
	(unaudited)
		Amortization	Interest rate
	Mortgage	of discounts and	protection	Other
	Interest	capitalized	transaction	interest
	Expense	issuance costs	payments	expense	Total
Franklin Square	$379,811	$21,279	$—	$—	$401,090
Ashley Plaza	295,175	13,073	—	—	308,248
Brookfield Center	131,404	8,513	—	—	139,917
Parkway Center	240,116	8,269	(49,410)	—	198,975
Wells Fargo Mortgage Facility	592,186	27,591	—	—	619,777
Wells Fargo Line of Credit	—	—	—	2,500	2,500
Tesla Pensacola	219,071	—	—	—	219,071
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	2,404	—	5,066	7,470
Other interest	—	—	—	3,624	3,624
Total interest expense	$1,857,763	$81,129	$(49,410)	$11,190	$1,900,672

Interest accrued and accumulated amortization of capitalized issuance costs consist of the following:

	As of September 30, 2026
	(unaudited)		As of December 31, 2025
		Accumulated			Accumulated
		amortization of			amortization
	Accrued	capitalized	Accrued		of capitalized
	interest	issuance costs	interest		issuance costs
Franklin Square	$—	$—	$42,682		$115,852
Ashley Plaza	—	—	—		110,399
Brookfield Center	—	—	—		70,945
Parkway Center	—	—	24,678		—
Wells Fargo Mortgage Facility	—	39,979	—		34,580
Tesla Pensacola (Pinnacle Bank)	—	—	(9,114)	(1)	—
Total	$—	$39,979	$58,246		$331,776
(1)	Reflects the payment due for the month of December 2025 under the Interest Rate Swap for the Tesla DST Mortgage which was received on January 2, 2026.

Debt Maturity

The Company’s scheduled principal repayments on indebtedness as of September 30, 2026 are as follows:

For the remaining three months ending December 31, 2026	$36,362
2027	4,691,170
2028	—
2029	—
2030	—
Total principal payments and debt maturities	4,727,532
Less unamortized issuance costs	(7,120)
Net principal payments and debt maturities	$4,720,412

7.      Rentals under Operating Leases

Future minimum rents (based on recognizing future rents on the straight-line basis) to be received under noncancelable tenant operating leases for each of the next five years and thereafter, excluding common area maintenance and other expense pass-throughs, as of September 30, 2026 are as follows:

For the remaining three months ending December 31, 2026	$453,382
2027	1,804,971
2028	1,772,479
2029	1,668,269
2030	1,637,288
Thereafter	9,060,516
Total minimum rents	$16,396,905

8.      Equity

The Company has authority to issue 1,000,000,000 shares consisting of 750,000,000 Common Shares, and 250,000,000 shares of preferred stock, $0.01 par value per share ("Preferred Shares"). Substantially all of the Company’s business is conducted through its Operating Partnership. Medalist is the sole general partner of the Operating Partnership and owned a 72.72% and 49.98% interest in the Operating Partnership as of September 30, 2026 and December 31, 2025, respectively. Limited partners in the Operating Partnership who have held their OP Units for one year or longer have the right to redeem their common OP Units for cash or, at the Company’s option, Common Shares at a ratio of OP Unit for one common share. Under the Agreement of Limited Partnership, distributions to OP Unit holders are made at the discretion of the Company. The Company intends to make distributions in a manner that will result in limited partners of the Operating Partnership receiving distributions at the same rate per OP Unit as dividends per share are paid to the Company’s holders of Common Shares.

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

Common Stock Repurchase Plan

In December 2021, the Board approved a program to purchase up to 31,250 Common Shares in the open market, up to a maximum price of $76.80 per share. Under this authorization, the Company purchased 16,755 Common Shares at an average price of $16.61 per share in January 2022. In October 2023, the Board approved the purchase of an additional 100,000 shares. In March 2024, the Board authorized and adopted a 10b5-1 and Rule 10b-18 Stock Repurchase Agreement (the “10b5-1 Plan”) which, as amended, authorized the purchase of up to 35,265 shares at or below a price of $13.00 per share.  Under the 10b5-1 Plan, during the years ended December 31, 2025 (and prior to the 10b5-1 Plan’s expiration on May 15, 2025) and 2024, respectively,  the Company purchased 11,320 and 2,830 Common Shares. All repurchased Common Shares were retired in accordance with Maryland law. The authorization under the 10b5-1 Plan expired on May 15, 2025 and as of September 30, 2026, no further repurchases have been made.

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

Common Shares and Operating Partnership Units Outstanding

As of September 30, 2026 and December 31, 2025, respectively, there were 2,239,521 and 2,221,021 OP Units outstanding, respectively, with the Company owning 1,628,500 and 1,110,000 of these OP Units, respectively. The remaining 611,021 and 1,111,021, respectively, OP Units are held by noncontrolling, limited partners.  As of September 30, 2026 and December 31, 2025, respectively, there were 1,628,500 and 1,110,000 Common Shares of the Company outstanding, respectively. As of September 30, 2026 and December 31, 2025 there were 608,616 and 392,865 OP Units, respectively, held by noncontrolling, limited partners that were eligible for conversion to Common Shares.

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

On January 28, 2026, the Company's Compensation Committee approved a grant of 9,500 Common Shares to the Company's four independent directors, and a grant of 1,000 Common Shares to a non-executive employee of the Company.  In addition, the Company’s President and Chief Executive Officer elected to accept a portion of his 2026 compensation in the form of Common Shares in lieu of cash, and the Compensation Committee approved a grant of 4,000 Common Shares in lieu of a portion of his 2026 cash compensation.  The Company’s Chief Financial Officer elected to accept a portion of his 2026 compensation in the form of Common Shares, and the Compensation Committee approved a grant of 4,000 Common Shares in lieu of a portion of his 2026 cash compensation.  All Common Shares were granted at $12.12 per share or unit, the closing price of the Company’s Common Shares on January 28, 2026. The Common Shares granted vested immediately and are unrestricted. However, the Equity Incentive Plan includes other restrictions on the sale of shares issued under the Equity Incentive Plan. Because the Common Shares vested immediately, the fair value of the grants, or $224,220, was recorded to share based compensation expense on the Company’s condensed consolidated statements of operations on the effective date of the grant. The fair value of the grants was determined by the market price of the Company’s Common Shares on the effective date of the grant.

On each January 1 during the term of the Equity Incentive Plan, the maximum number of Common Shares that may be issued under the Equity Incentive Plan will increase by eight percent (8%) of any additional Common Shares or interests in the Operating Partnership issued (i) after the completion date the Company’s initial registered public offering of Common Shares, in the case of the January 1, 2019 adjustment, or (ii) in the preceding calendar year, in the case of any adjustment subsequent to January 1, 2020. As of January 1, 2026, the shares available for issuance under the plan was adjusted to 54,223 shares. As of September 30, 2026, there are 35,723 shares available for issuance under the Equity Incentive Plan.

Earnings per Share

Basic earnings per share for the Company’s Common Shares is calculated by dividing income (loss) from continuing operations, excluding the net income (loss) attributable to noncontrolling interests, by the Company’s weighted-average number of Common Shares outstanding during the period. Diluted earnings per share is computed by dividing the net income attributable to common stockholders, adjusted for the net income (loss) attributable to the Operating Partnership noncontrolling interests, by the weighted average number of Common Shares, including any dilutive shares. As of September 30, 2026 and 2025, there were 608,616 and 232,865 OP Units, respectively, held by noncontrolling, limited partners that were eligible to be converted, on a one-to-one basis, into Common Shares. For  the three and nine months ended September 30, 2026 and 2025, respectively, the equivalent Common Shares attributable to the convertible OP Units have been excluded from the Company’s diluted earnings per share calculation because their inclusion would be antidilutive.

Dividends and Distributions

During the three and nine months ended September 30, 2026, dividends in the amount of $0.0675 were paid on January 13, 2026 to stockholders of record on January 8, 2026, on April 21, 2026 to stockholders of record on April 15, 2026, and on July 30, 2026 to stockholders of record on July 23, 2026. During the three and nine months ended September 30, 2025, dividends in the amount of $0.065 per share, were paid on January 23, 2025 to stockholders of record on January 20, 2025,  and dividends in the amount of $0.0675 per share were paid on April 22, 2025 to stockholders of record on April 17, 2025, and on July 16, 2025 to stockholders of record on July 11, 2025.

Total dividends paid to holders of Common Shares and distributions to noncontrolling interests paid during the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Common stockholders (dividends)	$109,924	$91,287	$281,272	$270,743
Parkway Property noncontrolling interest (distributions)	2,704	9,000	562,857	27,000
DST Entities noncontrolling interest (distributions)	12,836	—	76,006	—
Operating Partnership Unit holders (distributions)	41,244	58,631	170,981	143,744
Total dividends and distributions	$166,708	$158,918	$1,091,116	$441,487

9.Fair Value Measurements

The condensed consolidated balance sheets include certain financial instruments (primarily cash, cash equivalents, restricted cash, rent and other receivables and unbilled rent and accounts payable and accrued liabilities) that are carried at cost which approximates fair values due to their short term nature. Both the Company’s variable (the Schwab PAL) and fixed (the Wells Fargo Mortgage Facility) contain market rate terms and, consequently, the carrying value of debt facilities approximates fair value.

Financial Asset and Liabilities Measured at Fair Value on a Recurring Basis

Investments in marketable securities are carried at fair value using Level 1 inputs based on quoted prices on applicable markets. Unrealized gains of $516,816 and $817,308, respectively, are included as other income in the Company’s condensed consolidated statement of operations for three and nine months ended September 30, 2026. The Company did not have any marketable securities in the three and nine months ended September 30, 2025.  Crypto assets are carried at fair value using Level 1 inputs based on quoted prices in active markets.  Unrealized gains (losses) of $38,975 and ($93,040), respectively are included as other expense in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2026. Unrealized gains of $3,734 and $3,733, respectively, are included as other expense in the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2025.

The Company’s interest rate protection instruments are carried at fair value using observable inputs such as yield curves, volatilities and other current market data, all of which are considered Level 2 inputs.

The following tables summarize assets that are measured on a recurring basis:

		September 30, 2026
		(unaudited)
Description	Classification	Level 1	Level 2	Level 3	Total
Equity securities	Investment in marketable securities	$19,857,960	$—	$—	$19,857,960

		December 31, 2025
Description	Classification	Level 1	Level 2	Level 3	Total
Crypto Assets (Bitcoin)	Other intangible assets	$293,902	$—	$—	$293,902
Interest Rate Protection Transaction	Other assets	$—	$27,224	$—	$27,224
Interest Rate Swap	Other assets	$—	$326,551	$—	$326,551

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

10.      Commitments and Contingencies

Mira Sav JV

The Company has committed to contribute $4,250,000 to the Mira JV for an approximately 43% preferred equity interest in the joint venture (see Note 4, above).  As of September 30, 2026, the Company had contributed $2,680,038 of its $4,250,000 commitment and is committed to funding an additional $1,569,962.  In connection with the entry into the Mira JV Agreement, the Operating Partnership agreed to provide certain non-recourse and completion guaranties with respect to an approximate $13,800,000 construction loan made to the Mira JV.

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

Concentration of Credit Risk

The Company is subject to risks incidental to the ownership and operation of commercial real estate. These risks include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, creditworthiness of tenants, competition for tenants and customers, changes in tax laws, interest rates, the availability of financing and potential liability under environmental and other laws. The Company’s portfolio of properties is dependent upon regional and local economic conditions and is geographically concentrated in the Mid-Atlantic, specifically in South Carolina, which represented approximately 92% of the total annualized base revenues of the properties in its portfolio as of September 30, 2026. The Company’s geographic concentration may cause it to be more susceptible to adverse developments in those markets than if it owned a more geographically diverse portfolio. Additionally, the Company’s retail shopping center properties depend on anchor stores or major tenants to attract shoppers and could be adversely affected by the loss of, or a store closure by, one or more of these tenants. Further, the Company’s sale of its investment properties and ownership of the Lancer Center Property, its only remaining legacy property, further reduces the diversification of the Company’s investment property revenues.

Interest Rate Risk

As of September 30, 2026, the interest rate environment remains elevated, significantly impacting the Company’s operations. The Federal Reserve has maintained a higher federal funds rate as part of its ongoing strategy to combat inflation. This situation has several implications for the Company, which is sensitive to a higher interest rate environment due to the Company’s reliance on debt financing. Higher interest rates increase the cost of borrowing for the Company, raising the expense associated with financing property acquisitions and developments. This could limit the ability to pursue new investments or expansions, potentially slowing growth. Additionally, refinancing existing debt in a high-rate environment could lead to increased costs. Elevated interest rates typically lead to higher capitalization rates, which can reduce property valuations. A decline in asset values may impact the net asset value (NAV) calculations, affecting investors’ perceptions and overall market confidence in the Company. The ongoing interest rate volatility may affect investor sentiment towards the Company, potentially leading to capital outflows as investors seek alternative investment opportunities with better risk-adjusted returns.

The Company is exposed to the impact of interest rate changes primarily through its borrowing activities. To limit this exposure, the Company attempts to obtain mortgage financing on a long-term, fixed-rate basis. However, from time to time, the Company may obtain variable-rate mortgage loans and, as a result, may enter into interest rate cap agreements that limit the effective borrowing rate of variable-rate debt obligations while allowing participants to share in downward shifts in interest rates. These interest rate caps are derivative instruments intended to limit our exposure to interest rate movements.

As of September 30, 2026 and December 31, 2025, all of the Company’s long-term debt either bore interest at fixed rates or was capped to a fixed rate. The Company’s debt obligations are more fully described in Note 6, Loans Payable, above.

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

11.      Related Party Transactions

Mira Sav JV

On September 1, 2026, the Company, entered into the Mira JV with Spandrel, and certain other investors, including Frank Kavanaugh, the Company’s Chief Executive Officer and Emanuel Neuman, a member of the Company’s Board of Directors. The Company committed to contribute $4,250,000 to the Mira JV for an approximate 43% preferred equity interest in the joint venture. Spandrel, Mr. Kavanaugh and Mr. Neuman hold a 37%, 10% and 10% common equity interest in the Mira JV, respectively.  In connection with the entry into the Mira JV Agreement, the Operating Partnership agreed to provide a limited guaranty with respect to an approximate $13,800,000 construction loan made to Mira JV.

In accordance with the Company's Corporate Governance Guidelines, Audit Committee Charter and Related Party Transaction Policy, the Company's entry into the Mira JV and the limited loan guaranties was reviewed and approved by a majority of the Company's Board of Directors. Mr. Neuman, a member of the Board and co-founder of Spandrel, and Mr. Kavanaugh, the Company's Chief Executive Officer, who are also investing in the Mira JV, each recused themselves from the vote.

Sale of Beneficial Interests in XXV DST 1

On June 22, 2026, CWS BET Seattle, L.P. (“CWS BET”), a Delaware limited partnership controlled and owned by Francis P. Kavanaugh, the company’s President and Chief Executive Officer and Chairman of the Board, acquired 49% of the beneficial interests in XXV DST 1 for $4,207,258.  The purchase price was determined based on the terms of the private placement memorandum used for the sale of beneficial interests in the XXV DST 1.  Under the Private Placement Memorandum for the offering of the beneficial interests, the Company is permitted to accept purchases of beneficial interests net of sales commissions under certain circumstances.  Because the CWS BET transaction was sourced directly by the Company, CWS BET did not pay a sales commission on its purchase of beneficial interests.  The net proceeds to the Company were the same as the Company would have received from a non-affiliated purchaser of beneficial interests, net of sales commissions.  CWS BET participates in the economics of XXV DST 1 on the same terms and conditions as non-affiliated investors. Pursuant to the Company’s Code of Business Conduct and Ethics, Audit Committee Charter and Related Person Transaction Policy, the purchase of the beneficial interests was reviewed and approved by a majority of the Audit Committee of the Company’s Board in addition to the approval by a majority of the Board.

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

The Company's CODM consists of the President and Chief Executive Officer, and the Chief Financial Officer, who are responsible for assessing performance and allocating resources. The CODM primarily evaluates the Company's overall performance and operating segment performance based on net operating income adjusted for interest expense.  The CODM receives financial information monthly.

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

Net operating income or loss (“NOI”) is a non-GAAP financial measure and is not considered a measure of operating results or cash flows from operations under GAAP. NOI is calculated by deducting operating expenses from operating revenues.  For the Company’s investment properties, NOI reflects occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. For the Company’s DST Program, NOI reflects the underlying profitability of the business. NOI, as the Company calculates it, may not be directly comparable to similarly titled, but differently calculated, measures for other real estate companies.

NOI adjusted for interest expense (“Adjusted NOI”) is the primary performance measure reviewed by management to assess the operating performance of investment properties and is calculated by deducting operating expenses and interest expense from operating revenues. Operating revenues include rental income, tenant reimbursements, and other property income; and operating expenses include all investment property operating costs. Interest expense includes mortgage interest expense, only, and excludes non-mortgage interest expense and non-cash interest expense such as amortization of loan issuance costs.  The NOI adjusted for interest expense performance metric consists of only revenues and expenses directly related to real estate rental operations.

Adjusted NOI for the Company’s DST sponsorship program is calculated by deducting DST Program operating expenses and interest expense, if any, from DST Program operating revenues.  Operating revenues include acquisition fees and cost reimbursement fees (which are generally recorded when the DST entity is de-consolidated from the Company upon the sale of a majority of the DST entity beneficial interests), asset management fees, and disposition fees; and DST Program operating expenses include salaries and benefits, marketing, travel, office, and other expenses related to the DST Program.

The following table presents property operating revenues, operating expenses and interest expense by operating segment:

	For the three months ended September 30, (unaudited)
	Investment Properties		DST Program		Total
	2026	2025	2026	2025	2026	2025
Revenues	$688,663	$2,786,241	$1,500	$—	$690,163	$2,786,241
Operating expenses	305,055	756,378	451,572	—	756,627	756,378
Property related interest expense (1)	116,246	748,958	—	—	116,246	748,958
Adjusted net operating income (loss)	$267,362	$1,280,905	$(450,072)	$—	$(182,710)	$1,280,905

Reconciliation to operating income (loss) (2)
Plus: Gain on disposal of investment properties					$8,409,186	$—
Less: Bad debt expense					—	365
Less: Legal, accounting and other professional fees					325,849	430,319
Less: Corporate general and administrative expenses					260,859	268,985
Less: Depreciation and amortization					205,501	768,678
Less: Impairment of assets held for sale					—	120,000
Less: Non-mortgage interest expense (3)					4,602	(508)
Less: Amortization of loan issuance costs (3)					3,512	20,366
Less: Loss on extinguishment of debt					174,449	—
Operating income (loss)					$7,251,704	$(327,300)
(1)	Includes mortgage interest expense (excluding amortization of issuance costs) related to mortgages payable. For a reconciliation to interest expense as reported on the Company’s condensed consolidated statement of operations, see Note 6, above.
(2)	Certain expenses that are not allocated to individual segments which are either reviewed at the corporate level or which are not included in segment-level profitability measures used by the CODM are added to or subtracted from net operating income measure used by the CODM to reconcile this measure to net loss from operations on the Company’s condensed consolidated statement of operations for the three months ended September 30, 2026 and 2025.
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

	For the nine months ended September 30, (unaudited)
	Investment Properties		DST Program		Total
	2026	2025	2026	2025	2026	2025
Revenues	$4,190,558	$7,573,054	$467,292	$—	$4,657,850	$7,573,054
Operating expenses	1,348,125	2,000,179	916,002	—	2,264,127	2,000,179
Property related interest expense (1)	851,836	1,808,353	—	—	851,836	1,808,353
Adjusted net operating income (loss)	$1,990,597	$3,764,522	$(448,710)	$—	$1,541,887	$3,764,522

Reconciliation to operating income (loss) (2)
Plus: Gain on disposal of investment properties					$21,194,206	$—
Less: Bad debt expense (recoveries)					12,991	1,686
Less: Share-based compensation expenses					224,220	397,182
Less: Legal, accounting and other professional fees					1,194,864	1,172,673
Less: Corporate general and administrative expenses					840,709	1,041,918
Less: Loss on impairment					—	67,503
Less: Depreciation and amortization					1,024,948	2,667,181
Less: Impairment of assets held for sale					465,327	120,000
Less: Non-mortgage interest expense (3)					4,704	13,594
Less: Amortization of loan issuance costs (3)					21,647	78,725
Less: Loss on redemption of mandatorily redeemable preferred stock					—	9,375
Less: Loss on extinguishment of debt					546,789	27,066
Operating income (loss)					$18,399,894	$(1,832,381)
(1)	Includes mortgage interest expense (excluding amortization of issuance costs) related to mortgages payable. For a reconciliation to interest expense as reported on the Company’s condensed consolidated statement of operations, see Note 6, above.
(2)	Certain expenses that are not allocated to individual segments which are either reviewed at the corporate level or which are not included in segment-level profitability measures used by the CODM are added to or subtracted from net operating income measure used by the CODM to reconcile this measure to net income (loss) from operations on the Company’s condensed consolidated statement of operations for the nine months ended September 30, 2026 and 2025.
(3)	Non-mortgage interest expense includes dividends paid and amortization of issuance costs and discounts on the Company’s Mandatorily Redeemable Preferred Stock which are recorded as interest expense (see Note 5, above), and other interest expense, all of which are not allocated to individual segments. For a reconciliation to interest expense as reported on the Company’s condensed consolidated statement of operations, see Note 6, above.

The following table presents assets by operating segment:

	Investment Properties		DST Program		Total
	September 30,		September 30,		September 30,
	2026	December 31,	2026	December 31,	2026	December 31,
	(unaudited)	2025	(unaudited)	2025	(unaudited)	2025
Segment assets	$9,013,156	$59,904,039	$11,459,712	$15,532,870	$20,472,868	$75,436,909

Reconciliation to total assets on condensed consolidated balance sheet
Plus: Other assets					$30,003,626	$304,219
Plus: Assets held by operating partnership					93,817	1,916,185
Plus: Assets held by parent company					1,722,327	82,298
Total assets recorded					$52,292,638	$77,739,611

13. Income Taxes

For the three and nine months ended September 30, 2026 net income before income taxes was $8,251,895 and $20,092,289, respectively, while the (expense) benefit for income taxes for the three and nine months ended September 30, 2026 was $(1,212,052) and $864,202, respectively. As a result of the Company’s termination of its election to be taxed as a REIT, the Company recognized net deferred tax assets and a corresponding income tax benefit of $3,987,344 during the nine months ended September 30, 2026, the estimated tax benefit of the Company’s net operating loss carryforwards as of December 31, 2025.

The effective tax rate for the three months ended September 30, 2026 was 14.7%, which differed from the federal statutory rate of 21%, primarily due to disposals of certain investment properties.  The effective tax rate for the nine months ended September 30, 2026 was (4.3%), which differed from the federal statutory rate of 21%, primarily due to establishing the net deferred tax assets upon our termination of our election to be taxed as a REIT partially offset by tax expense related to deconsolidation of our DST subsidiary along with disposal of certain investment properties.

The Company evaluated the realizability of the net deferred tax assets and determined that no valuation allowance was required as of September 30, 2026, because it is more likely than not that the net deferred tax assets will be realized from projected future taxable income and no material uncertain tax positions were identified that would necessitate a valuation allowance.  In making this assessment the Company concluded that the deferred tax asset will be able to be used to offset the Company’s projected taxable income for the year ended December 31, 2026, and future periods.

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

14.      Subsequent Events

As of November 10, 2026, the following events have occurred subsequent to the September 30, 2026 effective date of the consolidated financial statements.

Common Stock Dividend

On October 23, 2026, a dividend in the amount of $0.0675 per share was paid to holders of Common Shares and OP Unit holders of record on October 16, 2026.

Mira JV Investment

On October 9, 2026, Mira JV entered into a Loan and Security Agreement (the “Loan Agreement”) in the maximum aggregate principal amount of $13,800,000 (the “Loan”) for the purpose of financing the land development phase of the Mira Sav Development.  In connection with the Loan Agreement, the Operating Partnership entered into a non-recourse guaranty, a completion guaranty and an environmental Indemnity.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the competitive environment in which we operate;
●	local, regional, national and international economic and geopolitical conditions;
●	our ability to pivot our investment strategy and reposition our portfolio;
●	capital expenditures;
●	the availability, terms and deployment of capital;
●	financing risks;
●	inflation;
●	the general level of interest rates;
●	changes in our business or strategy;
●	fluctuations in interest rates and increased operating costs;
●	our incurrence of impairment charges;
●	the degree and nature of our competition;
●	our dependence upon our key personnel;
●	defaults on or non-renewal of leases by tenants;

●	decreased rental rates or increased vacancy rates;
●	our ability to make distributions on shares of our common stock;
●	difficulties in identifying properties to acquire and completing acquisitions for our DST Program;
●	our ability to operate as a public company;
●	potential natural disasters such as hurricanes;
●	the impact of epidemics, pandemics, or other outbreaks of illness, disease or virus;
●	whether revoking our real estate investment trust, or REIT, election, effective January 1, 2026, and our revised strategy can be implemented in a manner that provides the expected benefits;
●	our ability to sell beneficial interests in our offerings under our DST Program;
●	our ability to generate fee income and increase assets under management through our DST Program;
●	our ability to have met and maintained our qualification as a REIT for U.S. federal income tax purposes for the years we elected REIT status;
●	our ability to maintain an active trading market for our common stock on The Nasdaq Capital Market (“Nasdaq”) and maintain continued listing on Nasdaq and the likelihood that a delisting of our common stock from Nasdaq could result in significantly lower trading volumes and reduced liquidity for investors seeking to buy or sell our common stock;
●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;
●	potential disruption to or compromise of our information technology networks or data, or those of third parties upon which we rely; and
●	related industry developments, including trends affecting our business, financial condition and results of operations.

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

Our current primary focus is to complete the strategic repositioning initiated during 2025.  As of September 30, 2026, we have completed the sale of all but one of our legacy investment properties to generate capital for our DST Program and other potential acquisitions, and have transitioned our primary focus to build the DST Program to generate fee income and increase assets under management.  As of September 30, 2026, we have completed the sale of beneficial interests in our first DST, the XXV DST, have sold 43% of the beneficial interests in our second DST, the Overland Park DST, and launched efforts to sell beneficial interests in our third DST, the Pilot Point DST.  We will continue to evaluate direct and indirect real estate investments (i) for our general portfolio and (ii) that support the DST Program, including completing the disposition of properties from our legacy portfolio.

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

As of September 30, 2026, our portfolio consisted of the following properties:

Name	Occupancy	Location	SQ FT	Date Acquired
Lancer Center Property	78.3%	Lancaster, South Carolina	181,590	May 14, 2021
Overland Park Property	100.0%	Overland Park, Kansas	17,592	July 29, 2026
Pilot Point Property	100.0%	Pilot Point, Texas	15,104	September 17, 2026
Total Portfolio	81.6%		214,286

As of September 30, 2026, we also owned two undeveloped parcels which are currently being marketed for sale or lease, including (i) an outparcel at our Lancer Center Property consisting of approximately 1.80 acres (the “Lancer Outparcel”), (the exact size of the Lancer Outparcel will not be determined until a user is identified), and (ii) the Hanover Square Outparcel consisting of 0.86 acres located in Mechanicsville, Virginia.

As of September 30, 2026, the Overland Park and Pilot Point Properties were classified as assets held for sale on our condensed consolidated balance sheet.

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

Recent Highlights

Sales of Investment Properties

On February 13, 2026, we sold the Greenbrier Business Center Property to an unrelated third party for a sale price of $11,000,000 and used $7,000,000 from the proceeds to repay a portion of  the Wells Fargo Mortgage Facility.  The sale of the Greenbrier Business Center Property resulted in a gain on disposal of investment properties of $4,213,586 reported on our condensed consolidated statement of operations for the nine months ended September 30, 2026.

On February 27, 2026, we sold the Parkway Property to an unrelated third party for a sale price of $7,825,000 and used $4,735,614 from the proceeds to repay the Parkway Mortgage.  The sale of the Parkway Property resulted in a gain on disposal of investment properties of $1,040,870 reported on our condensed consolidated statement of operations for the nine months ended September 30, 2026.

On March 30, 2026, we sold the Franklin Square Property to an unrelated third party for a sale price of $24,100,000 and used $12,954,175 from the proceeds to repay the Franklin Square Mortgage.  The sale of the Franklin Square Property resulted in a gain on disposal of investment properties of $7,580,745 reported on our condensed consolidated statement of operations for the nine months ended September 30, 2026.

On June 24, 2026, we sold the Citibank Property to an unrelated third party for a sale price of $2,150,000.  The sale of the Citibank property resulted in a loss on disposal of investment properties of $50,181.

As of June 22, 2026, we had sold 84.7% of the class 1 beneficial interest in XXV DST and deconsolidated the entity.  XXV DST owned the Tesla Pensacola Property.

On July 31, 2026, we sold the Ashley Plaza Property to an unrelated third party for a sale price of $16,600,000 and used $10,075,052 from the proceeds to repay the Ashley Plaza Mortgage.  The sale of the Ashley Plaza Property resulted in a gain on disposal of investment properties of $4,145,802 reported on our condensed consolidated statement of operations for the nine months ended September 30, 2026.

On September 1, 2026, we sold the Brookfield Property to an unrelated third party for a sale price of $10,100,000 and used $4,308,531 from the proceeds to repay the Brookfield Mortgage.  The sale of the Brookfield Property resulted in a gain on disposal of investment properties of $4,263,384 reported on our condensed consolidated statement of operations for the nine months ended September 30, 2026.

Financing Activities

Mortgages Payable

We historically financed acquisitions of investment properties through mortgages.  The following table is presented as of September 30, 2026:

				September 30,
	Monthly	Interest		2026	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2025
Franklin Square	$61,800	3.81%	December 2031	$—	$13,015,840
Ashley Plaza	52,795	3.75%	September 2029	—	10,220,312
Brookfield Center	22,876	3.90%	November 2029	—	4,377,112
Wells Fargo Mortgage Facility (Lancer Center)	30,000	4.50%	June 2027	4,727,532	5,502,446
Total mortgages payable				$4,727,532	$33,115,710

We financed acquisitions of our assets held for sale through mortgages, which as of September 30, 2026, are recorded as mortgages payable, net, associated with assets held for sale, on our consolidated balance sheets, as follows:

				September 30,
	Monthly	Interest		2026	December 31,
Property	Payment	Rate	Maturity	(unaudited)	2025
Parkway Property	$37,310	Variable	November 2031	$—	$4,683,797
Wells Fargo Mortgage Facility (Greenbrier Business Center)	46,561	4.50%	June 2027	—	6,356,947
Tesla DST Mortgage	Interest only	Variable	November 2030	—	7,505,754
Total mortgages payable, net, associated with assets held for sale				$—	$18,546,498

Pledged Asset Line

We entered into a Pledged Asset Line Agreement (the “PAL Agreement”) with Charles Schwab & Co., Inc. (“Schwab”). The PAL Agreement provides for a revolving, non-purpose margin credit facility, secured by a first-priority lien on our brokerage account maintained at Schwab (the “Collateral Account”), of an amount based on the collateral value in the Collateral Account. We hold marketable securities in the Collateral Account.  Based on the collateral value in the Collateral Account as of September 30, 2026, we are permitted to borrow up to approximately $20.9 million under the PAL Agreement.

Borrowings under the PAL Agreement bear interest at a variable rate based on the SOFR plus 75 basis points.  As of September 30, 2026 SOFR was 3.91%.  The PAL Agreement contains customary events of default, including, without limitation, failure to make any payment upon demand or otherwise when due or deposit additional collateral when required under the PAL Agreement; initiation of a bankruptcy petition or other insolvency proceeding; any event of default under any security agreement executed in connection with the Collateral Account; or the insufficiency of the value of the financial assets in the Collateral Account.

As of September 30, 2026 and December 31, 2025, the outstanding balance on the PAL Agreement was $0.

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

Cash Flows

At September 30, 2026, our consolidated cash and restricted cash on hand totaled $7,790,185 compared to consolidated cash on hand of $4,134,070 at December 31, 2025. Cash from operating activities, investing activities and financing activities for the nine months ended September 30, 2026 are as follows:

Operating Activities

During the nine months ended September 30, 2026, our cash used in operating activities was $1,268,593 compared to cash provided by operating activities of $2,271,897 for the nine months ended September 30, 2025, a decrease in cash provided by operating activities of $3,540,490.  The decrease in cash provided by operating activities is primarily from reduced net operating income resulting from the sale of certain of our investment properties, and an increase in net changes in assets and liabilities.

Investing Activities

During the nine months ended September 30, 2026, our cash provided by investing activities was $987,954, compared to cash used in investing activities of $15,964,554 during the nine months ended September 30, 2025, an increase in cash provided by investing activities of $16,952,508.

During the nine months ended September 30, 2026, cash provided by investing activities consisted of cash received of $30,470,977 from the sale of investment properties, $5,021,894 from sales of DST interests and net crypto asset sales of $233,117, offset by net cash used of $19,022,323 for our investments in marketable securities, $11,331,709 for investment property acquisitions, $2,680,038 equity investments and $1,703,964 in capitalized expenditures. During the nine months ended September 30, 2025, cash used in investing activities consisted of $1,131,036 in capitalized expenditures, $14,714,513 in investment property acquisitions, and $119,005 for the purchase of crypto assets.

The non-cash investing activity for the nine months ended September 30, 2026, that did not affect our cash provided by investing activities was the transfer of $33,968,653 from investment properties, net, to assets held for sale, the transfer of $949,782 of intangible lease assets, net, to assets held for sale, and the transfer of $412,394 of intangible lease liabilities, net, to liabilities held for sale.

The non-cash investing activity for the nine months ended September 30, 2025, that did not affect our cash provided by investing activities was the issuance of $5,765,000, consisting of $2,620,000 of OP Units for the acquisitions of the Buffalo Wild Wings Property and $3,145,000 of OP Units for the United Rentals Property, $2,544,042 related to the Exchange of Common Shares for OP Units, the transfer of $15,168,178 from investment properties, net, to assets held for sale, the transfer of $503,675 of intangible assets, net, to assets held for sale, and the transfer of $476,656 of intangible liabilities, net, to liabilities held for sale.

Financing Activities

During the nine months ended September 30, 2026, our cash provided by financing activities was $3,936,754 compared to cash provided by financing activities of $11,422,507 during the nine months ended September 30, 2025, a decrease in cash provided by financing activities of $7,485,753. During the nine months ended September 30, 2026 our cash provided by financing activities consisted of $5,452,579 in proceeds from the sale of beneficial interests in DST entities, offset by $424,709 in principal payments for our mortgages, and $1,091,116 in dividends and distributions.  During the nine months ended September 30, 2025, our cash provided by financing activities consisted of $14,321,378 in net proceeds from the Farmers Line of Credit, offset by $1,500,000 for the final redemption of our mandatorily redeemable preferred stock, $816,596 in principal payments for our mortgages, and $441,487 in dividends and distributions, and $140,788 to repurchase Common Shares.

The non-cash financing activity for the nine months ended September 30, 2026, that did not affect our cash provided by financing activities was $5,992,000 for the conversion of OP Units to common shares and the transfer of $27,815,493 of mortgages payable, net, to mortgages payable, net, associated with assets held for sale.

The non-cash financing activity for the nine months ended September 30, 2025 that did not affect the our cash used in financing activities was transfer of $11,636,684 of mortgages payable, net, to mortgages payable, net, associated with assets held for sale.

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

Our primary, non-operating liquidity needs are approximately $4,691,170 to repay the Wells Fargo Mortgage Facility that matures in June 2027, $151,168 to pay the dividends to common stockholders and distributions to OP Unit holders that were declared on October 6, 2026, and paid on October 23, 2026, to holders of record on October 16, 2026, and $36,362 in principal payments due on the Wells Fargo Mortgage Facility during the remaining three months ending December 31, 2026. In addition to liquidity required to fund these dividends and principal payments, we may also incur some level of capital expenditures for our existing properties that cannot be passed on to our tenants. We plan to pay these obligations through a combination of cash on hand, sale of our marketable securities, potential dispositions of our remaining investment properties, and cash generated by operations, if any.

To meet these future liquidity needs, we have the following resources:

●	$7,760,807 in unrestricted cash as of September 30, 2026;
●	$19,857,960 in marketable securities which are readily liquid either by selling such securities, or by collateralizing them through the PAL Agreement.
●	Cash generated from operations during the remaining three months ending December 31, 2026, if any.

We expect these resources will be sufficient to meet our anticipated liquidity needs for business operations for the next twelve months and beyond. There can be no assurance that we will continue to generate cash flows at or above current levels.

Factors That May Influence Our Results of Operations

Economic Conditions

Our efforts to sell beneficial interests in our DST entities are directly affected by a number of factors, including (i) investor demand and market conditions for DST/1031-like real estate investment products, (ii) the availability for and pricing of competing investment opportunities, and (iii) interest rates and broader capital market and liquidity conditions.  Because each property is dependent on a single tenant, our rental income may be particularly sensitive to changes in that tenant’s demand, liquidity and operating results, and an adverse event affecting a tenant, such as financial distress, delayed payments, defaults, rent concessions, bankruptcy proceedings, or lease termination, could reduce revenues and cash flows, and could result in a transfer distribution, effectively terminating the DST, and negatively impacting our efforts to sell beneficial interests in current or future DST offerings.

Rental revenues from our remaining investment property is directly affected by a number of factors, including occupancy rates, lease structures, and tenant credit quality, as well as broader economic and policy developments that affect consumer sentiment. Our revenues can be significantly impacted by trends in consumer spending, interest rates, and market confidence, all of which shape demand for our tenants’ goods and services and, in turn, for occupancy in our investment properties.  The ability to lease space to creditworthy tenants and maintain high occupancy levels directly impacts rental income. Changes in tenant demand, property competitiveness, or local economic conditions can influence occupancy rates.  Upon the expiration or early termination of leases, we may face difficulties in re-leasing spaces on terms as favorable as previous agreements. Lease terminations and defaults or terminations by significant tenants can reduce revenues, especially if suitable replacements are not found promptly.  Concentration risk from large tenants or tenants in financially stressed sectors may further impact revenue reliability.

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

Results of Operations

Three months ended September 30, 2026

Revenues

Revenues for the three months ended September 30, 2026 and 2025 are as follows:

	For the three months ended
	September 30,
	2026	2025	Increase /
	(unaudited)	(unaudited)	(Decrease)
Currently Owned Properties
Lancer Center	$321,080	$286,483	$34,597
Overland Park	68,218	—	68,218
Pilot Point	14,025	—	14,025
Total Revenues - Currently Owned Properties	$403,323	$286,483	$116,840

Recently Sold Properties
Franklin Square	3,000	659,778	(656,778)
Salisbury Marketplace	—	234,639	(234,639)
Greenbrier Business Center	—	277,555	(277,555)
Parkway Center	—	209,453	(209,453)
Buffalo Wild Wings	—	43,586	(43,586)
United Rentals	—	51,099	(51,099)
Citibank	—	37,699	(37,699)
Tesla Pensacola	—	318,968	(318,968)
Ashley Plaza	123,964	443,104	(319,140)
Brookfield	158,376	223,877	(65,501)
Total Revenues - Recently Sold Properties	$285,340	$2,499,758	$(2,214,418)

Total Investment Property Revenues	$688,663	$2,786,241	$(2,097,578)
DST Sponsorship Revenues	1,500	—	1,500
Total Revenues	$690,163	$2,786,241	$(2,096,078)

Total revenue was $690,163 for the three months ended September 30, 2026, a decrease of $2,096,078 from the three months ended September 30, 2025. We experienced decreased investment property revenues due to the sale of investment properties and the deconsolidation of the Tesla Pensacola Property, which were offset by increased revenues from new leasing activity in the Lancer Center, revenues from two new property acquisitions, Overland Park and Pilot Point, and DST Sponsorship Revenues from our new DST Program.

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

During the three months ended September 30, 2026 and 2025, our reportable segments consisted of our investment properties and our DST Sponsorship activities.  We base our evaluation of our results of operations on the net operating income adjusted for interest expense of each reportable segment.  In our discussion below, we have provided an evaluation on a property by property basis.

Net operating income or loss (“NOI”) is a non-GAAP financial measure and is not considered a measure of operating results or cash flows from operations under GAAP. NOI is calculated by deducting operating expenses from operating revenues.  For our investment properties, NOI reflects occupancy levels, rental rate increases or decreases, and the recoverability of operating expenses. For the Company’s DST Program, NOI reflects the underlying profitability of the business. NOI, as we calculate it, may not be directly comparable to similarly titled, but differently calculated, measures for other real estate companies.

NOI adjusted for interest expense (“Adjusted Net Operating Income” or Adjusted NOI”), also a non-GAAP financial measure, is calculated by deducting operating expenses and interest expense from operating revenues.  Operating revenues from our investment properties include rental income, tenant reimbursements, other property income and non-cash revenues such as straight line rent and amortization of above and below market leases.  Operating expenses for our investment properties include all investment property operating costs. Interest expense includes mortgage interest expense, only, and excludes non-mortgage interest expense and non-cash interest expense such as amortization of loan issuance costs.  Operating revenues from our DST Program include acquisition fees, asset management fees and cost reimbursement revenues.  Operating expenses from our DST Program include salaries and benefits, conferences and travel, marketing, administrative and other expenses.

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

Investment Property Revenues and Adjusted Net Operating Income (Loss)

The following table presents property revenues, operating expenses and interest expense for our investment properties for the three months ended September 30, 2026 and 2025:

	For the three months ended September 30, 2026				For the three months ended September 30, 2025
	(unaudited)				(unaudited)
	Revenues	Operating Expenses	Interest Expense	Adjusted NOI	Revenues	Operating Expenses	Interest Expense	Adjusted NOI	Adjusted NOI Change
Currently Owned Properties
Lancer Center	$321,080	$166,760	$56,243	$98,077	$286,483	$118,751	$72,383	$95,349	$2,728
Overland Park	68,218	—	—	68,218	—	—	—	—	68,218
Pilot Point	14,025	—	—	14,025	—	—	—	—	14,025
	$403,323	$166,760	$56,243	$180,320	$286,483	$118,751	$72,383	$95,349	$84,971

Recently Sold or Deconsolidated Properties
Franklin Square	3,000	—	—	3,000	659,778	160,143	134,524	365,111	(362,111)
Salisbury Marketplace	—	—	—	—	234,639	62,379	70,644	101,616	(101,616)
Greenbrier	—	2,869	—	(2,869)	277,555	63,845	58,601	155,109	(157,978)
Parkway	—	1,323	—	(1,323)	209,453	39,939	63,960	105,554	(106,877)
Buffalo Wild Wings	—	—	—	—	43,586	—	—	43,586	(43,586)
United Rentals	—	—	—	—	51,099	—	—	51,099	(51,099)
Citibank	—	—	—	—	37,699	—	—	37,699	(37,699)
Tesla Pensacola	—	—	—	—	318,968	112,626	219,071	(12,729)	12,729
Ashley Plaza	123,964	81,557	32,599	9,808	443,104	132,983	103,264	206,857	(197,049)
Brookfield	158,376	52,546	30,916	74,914	223,877	65,712	46,877	111,288	(36,374)
	$285,340	$138,295	$63,515	$83,530	$2,499,758	$637,627	$696,941	$1,165,190	$(1,081,660)

Investment Properties	$688,663	$305,055	$119,758	$263,850	$2,786,241	$756,378	$769,324	$1,260,539	$(996,689)

DST Sponsorship Program	1,500	451,572	—	(450,072)	—	—	—	—	(450,072)

Total	$690,163	$756,627	$119,758	$(186,222)	$2,786,241	$756,378	$769,324	$1,260,539	(1,446,761)

Total revenues were $690,163 for the three months ended September 30, 2026, a $2,096,078 decrease from the three months ended September 30, 2025. Adjusted net operating loss was $182,710 for the three months ended September 30, 2026, a decrease of $1,463,615 from the three months ended September 30, 2025, due to the sale of investment properties, deconsolidation of the Tesla Pensacola Property, offset by increased adjusted net operating income from the newly acquired Overland Park and Pilot Point Properties.

DST Sponsorship Revenues and Adjusted Net Operating Income

The following table presents revenues, operating expenses and interest expense for our DST Program the three months ended September 30, 2026 and 2025:

	For the three months ended
	September 30,
	2026	2025	Increase /
	(unaudited)	(unaudited)	(Decrease)
DST Program revenues	$1,500	$—	$1,500
DST Program operating expenses	451,572	—	451,572
DST Program adjusted NOI	$(450,072)	$—	$(450,072)

We initiated our DST Program during the first quarter of 2026. Accordingly, there was no activity during 2025.  During the three months ended September 30, 2026, we recorded $1,500 in DST Program revenues consisting of asset management fees.  During the three months ended September 30, 2026, we incurred $451,572 in expenses associated with our DST Program, including salaries and benefits, conferences and travel, marketing, administrative and other expenses.  Acquisition fees are generally earned upon the completion of the sale of all beneficial interests in a DST.  Asset management fees are generally earned monthly.  Disposition fees are earned upon the sale of a DST property and are generally subordinated to DST investors’ return of capital.  Adjusted net operating loss for the three months ended September 30, 2026 was $450,072.

Operating Expenses

The following table presents our operating expenses for the three months ended September 30, 2026 and 2025:

	For the three months ended
	September 30,
	2026	2025	Increase /
	(unaudited)	(unaudited)	(Decrease)
Operating Expense Reconciliation
Investment property operating expenses	$305,055	$756,378	$(451,323)
DST Program operating expenses	451,572	—	$451,572
Total Operating Expenses from Consolidated Statements of Operations	$756,627	$756,378	$249

Other Operating Expenses
Bad debt expense	$—	$365	$(365)
Legal, accounting and other professional fees	325,849	430,319	(104,470)
Corporate general and administrative expenses	260,859	268,985	(8,126)
Impairment of assets held for sale	—	120,000	(120,000)
Depreciation and amortization	205,501	768,678	(563,177)
Total Operating Expenses	$1,548,836	$2,344,725	$(795,889)

Total operating expenses were $1,548,836 for the three months ended September 30, 2026, a decrease of $795,889 over the three months ended September 30, 2025, primarily due to decreased property operating expenses and depreciation and amortization expense due to the sales of the investment properties, a decrease in legal, accounting and other professional fees, corporate general and administrative expenses and a decrease in impairment of assets held for sale, offset by increased DST Program operating expenses.

Interest Expense

Interest expense was $124,360 and $768,816 for the three months ended September 30, 2026 and 2025, respectively, as follows:

	For the three months ended
	September 30,
	2026	2025	Increase /
	(unaudited)	(unaudited)	(Decrease)
Franklin Square	$—	$134,524	$(134,524)
Ashley Plaza	32,599	103,264	(70,665)
Brookfield Center	30,916	46,877	(15,961)
Parkway Center	—	63,960	(63,960)
Wells Fargo Mortgage Facility	56,243	201,628	(145,385)
Tesla Pensacola	—	219,071	(219,071)
Other interest	4,602	(508)	5,110
Total interest expense	$124,360	$768,816	$(644,456)

Total interest expense for the three months ended September 30, 2026 decreased by $644,456 over the three months ended September 30, 2025. This decrease was primarily a result of the repayment of a portion of the Wells Fargo Mortgage Facility resulting from the sale of the Salisbury Marketplace and Greenbrier Business Center Properties and the repayment of the Parkway Center,  Franklin Square, Ashley Plaza and Brookfield mortgages resulting from the sales of the respective properties in addition to the deconsolidation of the Tesla Pensacola property.

Other Income

During the three months ended September 30, 2026, other income was $1,065,848, which consisted of $516,816 of unrealized gains and $18,329 in realized gains on our investment in marketable securities, $430,553 in dividend income, $38,975 in unrealized gains and $32,255 in realized gains on our crypto assets, and $28,920 in interest income. This is an increase of $885,565 from other income of $180,283 for the three months ended September 30, 2025, which consisted of $172,921 in insurance proceeds for property damage at our Franklin Square Property, $3,734 in gains on crypto assets and $3,628 in interest income.

Other Expense

During the three months ended September 30, 2026 and 2025 other expense was $91,844 and $19,721, respectively.  Other expense for the three months ended September 30, 2026, consists of costs associated with the deconsolidation of the XXV DST.  Other expense for the three months ended September 30, 2025, related to the fair value change of the interest rate cap.

Equity in Earnings of Unconsolidated Entities

During the three months ended September 30, 2026, equity in earnings of unconsolidated entities was generated from our equity investments in XXV DST and Mira JV.

Provision for Income Taxes

Effective on January 1, 2026, we revoked our election to be taxed as a REIT and as a result, we recorded a net deferred tax asset and income tax benefit of $3,987,344. In addition, for the three months ended September 30, 2026, we recorded a provision for income taxes of $1,212,052, which consists of current components. Our effective tax rate of 14.7% of pre-tax income reported in the period differs from the federal statutory rate of 21% primarily due to the disposals of certain investment properties.

Net Income

Net income $7,039,843 for the three months ended September 30, 2026, before adjustments for net income attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net income attributable to our common stockholders was $4,644,961.

Net income for the three months ended September 30, 2026 increased by $7,206,581 over the three months ended September 30, 2025, before adjustments for net income attributable to noncontrolling interests. After adjusting for noncontrolling interests, the net income attributable to our common stockholders for the three months ended September 30, 2026 increased by $5,040,909 over the three months ended September 30, 2025.

Nine Months Ended September 30, 2026

Revenues

Revenues for the nine months ended September 30, 2026 and 2025 are as follows:

	For the nine months ended
	September 30,		Increase /
	2026	2025	(Decrease)
Currently Owned Properties
Lancer Center	$928,591	$867,624	$60,967
Overland Park	68,218	—	68,218
Pilot Point	14,025	—	14,025
Total Revenues - Currently Owned Properties	$1,010,834	$867,624	$143,210

Recently Sold Properties
Franklin Square	678,467	1,979,043	(1,300,576)
Salisbury Marketplace	—	695,646	(695,646)
Greenbrier Business Center	145,466	819,209	(673,743)
Parkway Center	150,687	641,857	(491,170)
Buffalo Wild Wings	—	119,880	(119,880)
United Rentals	—	123,846	(123,846)
Citibank	70,494	113,096	(42,602)
Tesla Pensacola	529,948	318,968	210,980
Ashley Plaza	969,434	1,301,083	(331,649)
Brookfield Center	635,228	592,802	42,426
Total Revenues - Recently Sold Properties	$3,179,724	$6,705,430	$(3,525,706)

Total Investment Property Revenues	$4,190,558	$7,573,054	$(3,382,496)

DST Sponsorship Revenues	467,292	—	467,292

Total Revenues	$4,657,850	$7,573,054	$(2,915,204)

Total revenue was $4,657,850 for the nine months ended September 30, 2026, a decrease of $2,915,204 from the nine months ended September 30, 2025. We experienced decreased investment property revenues due to the sale of investment properties and the deconsolidation of the Tesla Pensacola Property, offset by increased revenues from the acquisition of the Tesla Pensacola Property, revenues from the newly acquired Overland Park and Pilot Point Properties, increased DST Sponsorship revenues and increased revenues from leasing activity at the Lancer Center Property and the Brookfield Property, which was sold on September 1, 2026.

Adjusted Net Operating Income

Adjusted Net Operating Income is a non-GAAP financial measure and is not considered a measure of operating results or cash flows from operations under GAAP. See the discussion above, under the discussion of operating results for the three months ended September 30, 2026.  Please see below for the reconciliation of revenue and Adjusted Net Operating Income for each property.

Investment Property Revenues and Adjusted Net Operating Income

The following table presents property revenues, operating expenses and interest expense for our investment properties for the nine months ended September 30, 2026 and 2025:

	For the nine months ended September 30, 2026				For the nine months ended September 30, 2025
	(unaudited)				(unaudited)
	Revenues	Operating Expenses	Interest Expense	Adjusted NOI	Revenues	Operating Expenses	Interest Expense	Adjusted NOI	Adjusted NOI Change
Currently Owned Properties
Lancer Center	$928,591	$421,474	$165,633	$341,484	$867,624	$333,448	$354,301	$179,875	$161,609
Overland Park	68,218	—	—	68,218	—	—	—	—	68,218
Pilot Point	14,025	—	—	14,025	—	—	—	—	14,025
	$1,010,834	$421,474	$165,633	$423,727	$867,624	$333,448	$354,301	$179,875	243,852

Recently Sold or Deconsolidated Properties
Franklin Square	678,467	228,110	83,419	366,938	1,979,043	467,693	401,090	1,110,260	(743,322)
Salisbury Marketplace	—	—	—	—	695,646	190,751	147,400	357,495	(357,495)
Greenbrier	145,466	48,096	40,148	57,222	819,209	183,130	118,076	518,003	(460,781)
Parkway	150,687	55,126	37,845	57,716	641,857	170,588	198,975	272,294	(214,578)
Buffalo Wild Wings	—	—	—	—	119,880	—	—	119,880	(119,880)
United Rentals	—	55,405	—	(55,405)	123,846	—	—	123,846	(179,251)
Citibank	70,494	—	—	70,494	113,096	—	—	113,096	(42,602)
Tesla Pensacola	529,948	—	193,821	336,127	318,968	112,626	219,071	(12,729)	348,856
Ashley Plaza	969,434	347,866	231,569	389,999	1,301,083	350,518	308,248	642,317	(252,318)
Brookfield	635,228	192,048	121,048	322,132	592,802	191,425	139,917	261,460	60,672
	$3,179,724	$926,651	$707,850	$1,545,223	$6,705,430	$1,666,731	$1,532,777	$3,505,922	(1,960,699)

Investment Properties	$4,190,558	$1,348,125	$873,483	$1,968,950	$7,573,054	$2,000,179	$1,887,078	$3,685,797	$(1,716,847)

DST Sponsorship Program	467,292	916,002	—	(448,710)	—	—	—	—	(448,710)

Total	$4,657,850	$2,264,127	$873,483	$1,520,240	$7,573,054	$2,000,179	$1,887,078	$3,685,797	(2,165,557)

Total revenues were $4,657,850 for the nine months ended September 30, 2026, a $2,915,204 decrease from the nine months ended September 30, 2025. Adjusted Net Operating Income was $1,541,887 for the nine months ended September 30, 2026, a decrease of $2,222,635 from the nine months ended September 30, 2025, due to reduced Adjusted Net Operating Income from the sales of investment properties, and the new DST Sponsorship Program, offset by increased revenues from the Tesla Pensacola Property (prior to its deconsolidation), and increased Adjusted Net Operating Income from new leasing activity in the Lancer Center and the newly acquired Overland Park and Pilot Point Properties.

DST Sponsorship Revenues and Adjusted Net Operating Loss

The following table presents revenues, operating expenses and interest expense for our DST Program the nine months ended September 30, 2026 and 2025:

	For the nine months ended
	September 30,
	2026	2025	Increase /
	(unaudited)	(unaudited)	(Decrease)
DST Program revenues	$467,292	$—	$467,292
DST Program operating expenses	916,002	—	916,002
DST Program adjusted NOI	$(448,710)	$—	$(448,710)

We initiated our DST Program during the first quarter of 2026. Accordingly, there was no activity during 2025.  During the nine months ended September 30, 2026, we recorded $467,292 in DST Program revenues related to acquisition fees, asset management fees and cost reimbursement fees from XXV DST.  During the nine months ended September 30, 2026, we incurred $916,002 in expenses associated with our DST Program, including salaries and benefits, conferences and travel, marketing, administrative and other expenses.  Acquisition fees are generally earned upon the completion of the sale of all beneficial interests in a DST.  Asset management fees are generally earned monthly.  Disposition fees are earned upon the sale of a DST property and are generally subordinated to DST investors’ return of capital.  Adjusted net operating loss for the nine months ended September 30, 2026 was $448,710.

Operating Expenses

The following table presents our operating expenses for the nine months ended September 30, 2026 and 2025:

	For the nine months ended
	September 30,		Increase /
	2026	2025	(Decrease)
	(unaudited)	(unaudited)
Operating Expense Reconciliation
Investment property operating expenses	$1,348,125	$2,000,179	$(652,054)
DST Program operating expenses	916,002	—	916,002
Total Operating Expenses from Consolidated Statements of Operations	$2,264,127	$2,000,179	$263,948

Other Operating Expenses
Bad debt expense	12,991	1,686	11,305
Share based compensation expenses	224,220	397,182	(172,962)
Legal, accounting and other professional fees	1,194,864	1,172,673	22,191
Corporate general and administrative expenses	840,709	1,041,918	(201,209)
Loss on impairment	—	67,503	(67,503)
Impairment of assets held for sale	465,327	120,000	345,327
Depreciation and amortization	1,024,948	2,667,181	(1,642,233)
Total Operating Expenses	$6,027,186	$7,468,322	$(1,441,136)

Total operating expenses were $6,027,186 for the nine months ended September 30, 2026, a decrease of $1,441,136 over the nine months ended September 30, 2025, primarily due to decreased investment property operating expenses and depreciation and amortization expense due to the sales of the investment properties, the deconsolidation of the Tesla Pensacola Property, and a decrease in share based compensation expense and corporate general and administrative expenses, offset by an increase in bad debt expense, legal, accounting and other professional fees, DST sponsorship program expenses and impairment of assets held for sale.

Interest Expense

Interest expense was $878,187 and $1,900,672 for the nine months ended September 30, 2026 and 2025, respectively, as follows:

	For the nine months ended
	September 30,		Increase /
	2026	2025	(Decrease)
	(unaudited)	(unaudited)
Franklin Square	$83,419	$401,090	$(317,671)
Ashley Plaza	231,569	308,248	(76,679)
Brookfield Center	121,048	139,917	(18,869)
Parkway Center	37,845	198,975	(161,130)
Wells Fargo Mortgage Facility	205,781	619,777	(413,996)
Wells Fargo Line of Credit	—	2,500	(2,500)
Tesla Pensacola	193,821	219,071	(25,250)
Amortization and preferred stock dividends on mandatorily redeemable preferred stock	—	7,470	(7,470)
Other interest	4,704	3,624	1,080
Total interest expense	$878,187	$1,900,672	$(1,022,485)

Total interest expense for the nine months ended September 30, 2026 decreased by $1,022,485 over the nine months ended September 30, 2025. This decrease was primarily a result of the repayment of a portion of the Wells Fargo Mortgage Facility resulting from the sale of the Salisbury Marketplace and Greenbrier Business Center Properties and the repayment of the Parkway Center, Franklin Square and Ashley Plaza mortgages resulting from the sale of the respective property.

Other Income

During the nine months ended September 30, 2026, other income was $1,851,092, which consisted of $817,308 in unrealized gains and $18,329 in realized gains on our investment in marketable securities, $32,255 of realized gains on crypto assets, $95,704 related to the fair value change of the interest rate cap, $753,755 in dividend income, $62,978 in insurance proceeds related to property damage at the Brookfield Property, and $70,763 in interest income. This is an increase of $1,536,774 from other income of $314,318 for the nine months ended September 30, 2025, which consisted of $118,529 in lease termination fees, $172,921 in insurance proceeds for property damage at our Franklin Square Property, $3,733 in gains on crypto assets and $19,135 in interest income.

Other Expense

During the nine months ended September 30, 2026 and 2025 other expense was $184,884 and $68,937, respectively.  Other expense for the nine months ended September 30, 2026, consists of $93,040 of unrealized losses on crypto assets and $91,844 in costs associated with the deconsolidation of the XXV DST.  Other expense for the nine months ended September 30, 2025 related to the fair value change of the interest rate cap.

Equity in Earnings of Unconsolidated Entities

During the nine months ended September 30, 2026, equity in earnings of unconsolidated entities was generated from our equity investments in XXV DST and Mira JV.

Provision for Income Taxes

Effective on January 1, 2026, we revoked our election to be taxed as a REIT and as a result, we recorded a net deferred tax asset and income tax benefit of $3,987,344. In addition, for the nine months ended September 30, 2026, we recorded a benefit for income taxes of $864,202, which consists of current and deferred components. Our effective tax rate of (4.3)% of pre-tax income reported in the period differs from the federal statutory rate of 21% primarily due to establishing the net deferred tax assets upon our termination of our election to be taxed as a REIT partially offset by tax expense related to deconsolidation of our DST subsidiary along with disposal of certain investment properties.

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

We have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, regarding the effectiveness of our disclosure controls and procedures as of

September 30, 2026, the end of the period covered by this Quarterly Report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded, as of September 30, 2026, that our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in reports filed or submitted under the Exchange Act (i) is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

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

Due to our strategic repositioning, we are relying on a temporary exclusion from registration under the Investment Company Act of 1940.

Due to our strategic repositioning, we hold significant cash, cash equivalents and investments pending deployment of capital. As a result, we are currently relying on Rule 3a-2 under the Investment Company Act of 1940, which provides a temporary exclusion from investment company registration for issuers that temporarily hold investment securities while pursuing a business other than investing in securities.

Rule 3a-2 is available only for a limited period and requires us to satisfy the conditions of the rule within the applicable timeframe. If we are unable to deploy capital, complete acquisitions or other strategic transactions, or otherwise manage our assets in a manner that permits us to continue to qualify for an exclusion or exemption from registration under the Investment Company Act of 1940, we could be required to register as an investment company or take other actions that could adversely affect our business, financial condition and strategic objectives.

Registration under the Investment Company Act of 1940 would subject us to substantial regulatory requirements and restrictions regarding, among other things, our operations, capital structure, transactions with affiliates and investment activities, which could materially and adversely affect our business, financial condition and results of operations. We cannot assure investors that suitable acquisition or other capital deployment opportunities will be available on acceptable terms or within the period required to maintain our exclusion from investment company registration.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Repurchases of Equity Securities

During the three months ended September 30, 2026, we did not repurchase any shares of our Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

EXHIBIT INDEX

Exhibit Number	Description
3.1	Certificate of Correction, dated as of October 19, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2026).
10.1

Purchase and Sale Agreement, dated as of July 21, 2026, by and between Medalist Diversified, Inc. and NPH Ventures, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2026).

10.2

Purchase and Sale Agreement, dated as of July 21, 2026, by and among Purchase and Sale Agreement, dated as of July 21, 2026, by and between Medalist Diversified, Inc. and NPH Ventures, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 22, 2026).

10.3

Limited Liability Company Operating Agreement of Mira Sav Partners, LLC, dated as of September 1, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 8, 2026).

10.4

Reinstatement and First Amendment to Purchase and Sale Agreement dated September 3, 2026 by and between Medalist Diversified, Inc and NPH Ventures, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 8, 2026).

10.5	Non-Recourse Carveout Guaranty, dated October 9, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 13, 2026).
10.6	Completion Guaranty, dated October 9, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 13, 2026).
10.7	Environmental Indemnity, dated October 9, 2026 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 13, 2026).
10.8	Contribution Agreement, dated October 9, 2026 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 13, 2026).
31.1	Certification by Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 †
31.2	Certification by Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. †
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. †
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL †
101.SCH	Inline XBRL Taxonomy Extension Schema Document †
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document †
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document †
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document †
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document †
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit) †

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

MEDALIST DIVERSIFIED, INC.

Date: November 13, 2026	By:	/s/ Francis P. Kavanaugh
Francis P. Kavanaugh
President and Chief Executive Officer
Date: November 13, 2026	By:	/s/ C. Brent Winn, Jr.
C. Brent Winn, Jr.
Chief Financial Officer